Form 10-Q
period 2004-06-30
STRATEGIC HOTEL CAPITAL INC
filed 2004-08-13
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32223

STRATEGIC HOTEL CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

77 West Wacker Drive, Suite 4600, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

312-658-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No*

* The registrant became subject to the Securities Exchange Act of 1934 on June 23, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 11, 2004 was 28,894,034.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2004	December 31, 2003
Assets
Property and equipment	$844,709	$1,881,840
Less accumulated depreciation	(200,111)	(472,645)

Net property and equipment	644,598	1,409,195

Goodwill	55,224	259,150
Assets of discontinued operations	—	80,519
Investment in hotel joint ventures	10,473	23,392
Cash and cash equivalents	58,765	107,437
Restricted cash and cash equivalents	21,105	85,697
Accounts receivable (net of allowance for doubtful accounts of $348 and $772)	21,235	31,030
Deferred costs (net of accumulated amortization of $0 and $8,609)	11,639	29,247
Other assets	67,250	53,854

Total assets	$890,289	$2,079,521

Liabilities and Owners’ Equity
Liabilities:

Accounts payable and accrued expenses	$52,473	$124,422
Bank credit facility	31,500	—
Mortgages and other debt payable	415,418	1,505,984
Convertible debt	—	122,030
Liabilities of discontinued operations	—	68,153
Deferred fees on management contracts	2,421	12,256
Deferred gain on sale of hotels	109,209	—

Total liabilities	611,021	1,832,845
Minority interests	79,591	107,608
Owners’ equity:
Members’ capital	—	875,767
Distributions to members	(227,829)	(439,377)
Common shares ($0.01 par value; 150,000,000 common shares authorized; 26,254,034 common shares issued and outstanding)	263	—
Additional paid-in capital	686,065	—
Deferred compensation	(2,921)	—
Accumulated deficit	(259,346)	(285,206)
Accumulated other comprehensive income (loss)	3,445	(12,116)

Total owners’ equity	199,677	139,068

Total liabilities and owners’ equity	$890,289	$2,079,521

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rooms	$86,247	$77,580	$171,393	$156,567
Food and beverage	43,380	40,592	85,117	81,047
Other hotel operating revenue	13,527	13,749	27,196	27,461

	143,154	131,921	283,706	265,075
Lease revenue	8,649	7,480	15,228	16,263

Total revenues	151,803	139,401	298,934	281,338

Operating Costs and Expenses:
Rooms	22,112	19,543	43,608	39,276
Food and beverage	33,125	30,710	65,645	62,008
Other departmental expenses	39,127	35,998	77,497	71,681
Management fees	5,168	5,070	10,288	9,697
Other property level expenses	8,897	9,460	18,157	18,736
Depreciation and amortization	19,906	20,072	40,057	42,456
Corporate expenses	13,671	6,210	20,194	11,517

Total operating costs and expenses	142,006	127,063	275,446	255,371

Operating income	9,797	12,338	23,488	25,967
Interest expense	25,588	24,584	50,843	54,301
Interest income	(445)	(477)	(969)	(1,628)
Loss on early extinguishment of debt	24,134	—	21,946	11,551
Other expenses, net	3,238	2,843	2,043	3,310

Loss before income taxes, minority interests and discontinued operations	(42,718)	(14,612)	(50,375)	(41,567)
Income tax expense	109	—	355	749
Minority interests	(1,014)	270	(928)	2,679

Loss from continuing operations	(41,813)	(14,882)	(49,802)	(44,995)
Income from discontinued operations	—	9,144	75,662	24,909

Net (Loss) Income	(41,813)	(5,738)	25,860	(20,086)

Mark to market of derivative instruments	528	425	612	1,748
Reclassification to earnings:
Loss on early extinguishment of debt	(1,740)	—	(1,740)	(1,767)
Interest expense	(258)	(22)	(384)	(30)
Other expense, net	—	—	(83)	—
Other currency translation adjustment activity	(13,662)	(2,146)	(13,966)	(1,080)

Comprehensive (Loss) Income	$(26,681)	$(3,995)	$41,421	$(18,957)

Basic (Loss) Income Per Share:
Loss from continuing operations per share	$(2.17)	$(0.78)	$(2.59)	$(3.02)
Income from discontinued operations per share	—	0.48	3.94	1.67

Net (loss) income per share	$(2.17)	$(0.30)	$1.35	$(1.35)

Weighted-average common shares outstanding	19,273	19,008	19,192	14,920

Diluted (Loss) Income Per Share:
Loss from continuing operations per share	$(2.19)	$(0.78)	$(2.63)	$(3.02)
Income from discontinued operations per share	—	0.48	3.92	1.67

Net (loss) income per share	$(2.19)	$(0.30)	$1.29	$(1.35)

Weighted-average common shares outstanding	19,501	19,008	19,306	14,920

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$25,860	$(20,086)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interests	(928)	2,679
Deferred income tax benefit	(527)	(471)
Depreciation and amortization	40,057	45,708
Amortization of deferred financing costs	3,036	3,728
Equity in earnings of hotel joint ventures	(825)	(531)
Deferred compensation expense	3,341	—
Gain on sale of assets	(75,982)	(20,973)
Loss on early extinguishment of debt	19,066	12,634
Mark to market of derivatives included in other expenses, net	2,691	3,416
Mark to market of derivatives included in interest expense	384	30
Increase in accounts receivable	(5,606)	(1,430)
Increase in other assets	(19,393)	(336)
Decrease in accounts payable and accrued expenses	(40,708)	(3,990)

Net cash (used in) provided by operating activities	(49,534)	20,378

INVESTING ACTIVITIES:
Proceeds from sale of assets	156,354	154,572
Distributions from hotel joint ventures	15,602	—
Acquisition of interest in hotel joint venture	(162)	—
Restricted and unrestricted cash acquired	7,688	—
Capital expenditures	(14,863)	(12,140)
Increase in restricted cash and cash equivalents	(8,564)	(485)

Net cash provided by investing activities	156,055	141,947

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	216,861	—
Proceeds from bank credit facility	31,500	—
Proceeds from mortgage debt	1,133,500	1,170,000
Payments on mortgage debt	(1,361,819)	(1,013,954)
Financing costs	(32,648)	(25,042)
Purchase of convertible mortgage notes	—	(37,750)
Redemption of Limited Partnership A units	—	(25,068)
Payment of deferred interest on convertible debentures	—	(13,384)
Distributions to minority interest holders	(274)	(62,552)
Distributions to members	—	(176,589)
Distribution to SHC LLC	(214,977)	—
Decrease in restricted cash and cash equivalents	73,150	14,530

Net cash used in financing activities	(154,707)	(169,809)

Effect of translation adjustment on cash	(486)	2,455

Net change in cash and cash equivalents	(48,672)	(5,029)
Cash and cash equivalents, beginning of period	107,437	163,151

Cash and cash equivalents, end of period	$58,765	$158,122

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(In Thousands)

	Six months ended June 30,
	2004	2003
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debentures and mortgage note to membership units:
- 6.5% debentures, net of deferred costs of $1,318 in 2003	$—	$(115,832)

- 7.5% debentures	$—	$(191,015)

- 8.5% mortgage note	$—	$(25,000)

Members’ capital	$—	$331,847

Mark to market of derivative instruments
- To accumulated other comprehensive loss	$612	$1,748

Acquisition of Interest in Joint Venture
- Building	$45,482	$—

- Finance obligation	$50,672	$—

- Investment in hotel joint venture	$2,230	$—

- Net working capital	$3,122	$—

Sale of Hotels
Assets	$138,065	$—

Liabilities	$247,274	$—

Deferred Gain	$109,209	$—

Distribution of net assets to SHC LLC	$(12,852)

Restricted stock units	$2,921	$—

Cash Paid For:
Interest	$(51,725)	$(64,367)

Taxes, net of refunds	$(34,163)	$(190)

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotel Capital, Inc. and subsidiaries (SHCI or the Company) is a real estate investment trust (REIT) that was formed in January 2004. SHCI conducts its business activities through its operating subsidiary, Strategic Hotel Funding, LLC (SHC Funding).

SHCI acquires and operates luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHCI’s portfolio includes 13 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; and Hamburg, Germany. At June 30, 2004, SHCI also has a joint venture interest in a hotel located in Prague, Czech Republic.

On June 29, 2004, SHCI completed its initial public offering (the Offering) of common stock by issuing 17,600,000 shares at a price of $14 per share. Prior to the Offering, 21 hotel interests were owned by Strategic Hotel Capital, LLC (SHC LLC). Concurrent with the Offering, SHC LLC was restructured into two companies, a new SHC LLC, with interests in seven privately-held hotels, and SHCI, a public entity with interests in SHC Funding, the “operating partnership” in an UPREIT structure that holds interests in the remaining fourteen hotels. Contemporaneously with the Offering, SHC Funding became owned by SHCI, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHCI is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical book basis through a spin-off to the new SHC LLC. As of June 30, 2004, SHCI exercised control over SHC Funding as its managing member and majority membership holder and consolidates SHC Funding. SHC Funding’s financial results include those of the seven properties distributed to the new SHC LLC until the date of the Offering.

Along with the seven hotels not retained by SHC Funding, the new SHC LLC retained available corporate cash on hand prior to the Offering, an $11.8 million liability relating to forward currency contracts, and $129.3 million of outstanding convertible debentures and Class C units of its limited partnerships.

As of June 30, 2004, SHC Funding owns or leases the following 14 hotels:

1.	Four Seasons Punta Mita Resort
2.	Four Seasons Mexico City
3.	Hyatt Regency La Jolla
4.	Hyatt Regency Phoenix
5.	Hyatt Regency New Orleans
6.	Loews Santa Monica Beach Hotel
7.	Hilton Burbank Airport
8.	Embassy Suites Lake Buena Vista
9.	Marriott Rancho Las Palmas
10.	Marriott Lincolnshire
11.	Marriott Schaumburg
12.	Marriott Champs-Elysees Paris
13.	Marriott Hamburg
14.	Inter.Continental Prague (JV)

The new SHC LLC owns the following seven hotels:

1.	Ritz-Carlton Laguna Niguel
2.	Hyatt Regency San Francisco
3.	Park Hyatt San Francisco
4.	Loews Beverly Hills
5.	Westin Santa Clara
6.	The Essex House, a Westin Hotel
7.	Marriott Eastside New York

See note 6 for more information on this spin-off transaction.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. As described more fully in note 1, SHCI controls the operations of SHC Funding, an operating partnership in an UPREIT structure, and consolidates the operating partnership. SHC Funding owns 35% of one hotel joint venture at June 30, 2004, which is accounted for by SHC Funding using the equity method of accounting. The material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for 2003 have been reclassified to conform to the current financial statement presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the Commission) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the Company’s consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 and notes thereto, which are included in the Company’s prospectus dated June 23, 2004 filed with the Commission.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2004 and December 31, 2003, restricted cash and cash equivalents includes $14,856,000 and $27,393,000, respectively, that will be used for property and equipment replacement in accordance with each hotel’s management or lease agreement. At June 30, 2004 and December 31, 2003, cash reserves (restricted cash) of $6,249,000 and $58,304,000, respectively, required by loan agreements are also included in restricted cash and cash equivalents.

Per Share Data:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the Offering for purposes of the weighted average share calculation.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the calculation of basic and diluted income (loss) per share for the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Loss from continuing operations used for basic EPS	$(41,813)	$(14,882)	$(49,802)	$(44,995)
Income from discontinued operations	—	9,144	75,662	24,909

Net (loss) income	(41,813)	(5,738)	25,860	(20,086)
Conversion of minority interests and minority interests – option shares	(952)	—	(952)	—

Net (loss) income used for diluted EPS	$(42,765)	$(5,738)	$24,908	$(20,086)

Weighted average shares - basic	19,273	19,008	19,192	14,920
Restricted stock units	(4)	—	(2)	—
Conversion of minority interests	230	—	115	—
Conversion of minority interests – option shares	2	—	1	—

Weighted average shares - diluted	19,501	19,008	19,306	14,920

Comprehensive Income (Loss):

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s accumulated other comprehensive income (loss) results from unrealized gains (losses) on foreign currency translation adjustments (CTA), the hedging of certain foreign debt, and the mark to market of certain derivative financial instruments. The accumulated amount of these adjustments were gains (losses) of $3,992,000 and $(9,974,000) for CTA and $(547,000) and $(2,142,000) for derivative activities as of June 30, 2004 and December 31, 2003, respectively.

Use of Estimates:

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, state and local income taxes.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENTS IN HOTELS

The following summarizes SHCI’s investment in property and equipment, excluding joint venture hotels and assets of discontinued operations (note 4):

	June 30, 2004	December 31, 2003
	(in thousands)
Land	$83,962	$250,803
Leasehold interests	11,632	11,633
Buildings	553,233	1,160,668
Building improvements	30,198	105,766
Site improvements	9,085	25,716
Furniture, fixtures and equipment	153,241	314,921
Improvements in progress	3,358	12,333

Total property and equipment	844,709	1,881,840
Less accumulated depreciation	(200,111)	(472,645)

Net property and equipment	$644,598	$1,409,195

Hotel properties	13	19
Hotel rooms	5,559	8,733

SHCI’s portfolio includes full-service hotels located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; and Hamburg, Germany. The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying value.

	June 30, 2004	December 31, 2003
Southern California	39.6%	26.7%
New Orleans, LA	20.4	7.9
Chicago, IL	12.1	4.6
Phoenix, AZ	8.7	3.4
Orlando, FL	4.3	1.7
New York, NY	—	21.9
Northern California	—	18.3
Washington, D.C.	—	5.5

	85.1	90.0
Mexico	13.5	5.2
Paris, France	1.4	4.8

Total	100.0%	100.0%

On February 24, 2004, (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,325,000 ($4,174,000) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secures this guarantee. In connection with entering into the Bank Guarantee, Bohus entered into a Guarantee Issuance Facility (GIF 2004) with Barclays. Under GIF 2004, Bohus made an initial cash deposit with Barclays of €2,500,000 ($3,138,000) and will make additional semi-annual cash deposits of €500,000 ($628,000) until the cash collateral equals the lesser of €5,000,000 ($6,277,000) or the outstanding amount of the guarantee. SHC LLC has guaranteed Bohus’s

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,134,000). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the original lease agreement that provide for continuing involvement (as defined by GAAP) by Bohus, Bohus had initially accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its consolidated balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments was reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to the sale, on March 1, 2004 a subsidiary of SHCI paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. This transaction has been accounted for as a purchase and SHCI’s basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus it did not previously own. Bohus became a consolidated subsidiary. Additional consideration may be required upon final settlement of working capital amounts.

In conjunction with the Offering, the Company eliminated the collateralized guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and now records rent expense instead of mortgage interest and depreciation expense. In addition, SHCI funded a security deposit with the lessor, representing approximately 18 months of the minimum rent. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction.

In July 2003, the Company sold the real estate applicable to the Paris Marriott Champs Elysées hotel (Paris Marriott) to DIFA, which then leased the hotel to a subsidiary of the Company. After this transaction, SHCI continued to report the Paris Marriott on its consolidated balance sheet accounting for the transaction as a finance obligation and continued to consolidate its results because of SHCI’s continued involvement in supporting the financing of the property through a collateralized guarantee. In conjunction with the Offering, the Company eliminated the collateralized guarantee and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and now records rent expense instead of mortgage interest and depreciation expense. In addition, SHCI funded a security deposit with the lessor, representing approximately 16 months of the minimum rent. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction.

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the unaudited condensed consolidated statements of operations for all periods presented. SHCI employs a strategy to acquire hotels and utilize its expertise in asset management to increase hotel value. Once a hotel has been fully optimized, or is no longer deemed strategic, SHCI will divest the property and re-deploy the capital in line with its current corporate priorities. Consistent with this strategy, on February 20, 2003, certain subsidiaries of SHCI sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). On June 18, 2003, a subsidiary of SHCI sold one hotel located in Chicago, Illinois. Net sales proceeds aggregated $141,868,000 and $12,704,000 on February 20, 2003 and June 18, 2003, respectively, and were used to partially fund cash distributions and for other general corporate purposes. Additionally, on February 6, 2004, SHCI sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. The following is a summary of income from discontinued operations for the three and six months ended June 30, 2004 and 2003:

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Hotel operating revenues	$—	$1,286	$—	$9,298
Lease revenue	—	5,612	257	9,141

Total revenues	—	6,898	257	18,439
Operating costs and expenses	—	949	—	6,721
Depreciation and amortization	—	1,248	—	3,252

Total operating costs and expenses	—	2,197	—	9,973

Operating income	—	4,701	257	8,466
Interest expense	—	(1,451)	(577)	(3,485)
Interest income	—	—	—	38
Loss on early extinguishment of debt	—	—	—	(1,083)
Gain on sale of assets	—	5,894	75,982	20,973

Income from discontinued operations	$—	$9,144	$75,662	$24,909

The long-lived assets and mortgage debt for the Washington, D.C. hotel were classified as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, on the unaudited condensed consolidated balance sheet as of December 31, 2003.

Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

5.	INDEBTEDNESS

Bank Credit Facility

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities, Inc. This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. The initial borrowing base of $120,000,000 is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. Base rate is the prime rate announced by Deutsche Bank Trust Company Americas, in effect on the date of borrowing or the Federal Funds Rate in effect on such day plus .50%. Additionally, there is a commitment fee of .50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at June 30, 2004. At June 30, 2004, $31,500,000 was outstanding under this facility and the interest rate was 5.08%.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Mortgages and Other Debt Payable

Mortgage and other debt (excluding debt with respect to a property classified as held for sale as of December 31, 2003) are summarized as follows:

	June 30, 2004	December 31, 2003
	(in thousands)
Commercial Mortgage - Backed Securities	$408,500	$1,170,000
Other Mortgage Debt - U.S. dollar denominated	—	118,877
Finance Obligations – Euro denominated	—	204,189
Other Debt	6,918	12,918

	$415,418	$1,505,984

Commercial Mortgage-Backed Securities

On June 29, 2004, subsidiaries of SHCI (the Borrowers) completed two mortgage loan financings with German American Capital Corporation (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000. The fixed rate loan is secured by mortgages on three hotels (carrying value of $286,828,000 at June 30, 2004) owned by the Borrowers and the floating rate loan is secured by mortgages on eight hotels (carrying value of $408,923,000 at June 30, 2004) owned by the Borrowers. Proceeds from these financings, together with a portion of the Offering proceeds and the refinancing proceeds relating to the seven properties distributed to SHC LLC were used to retire the CMBS 2003 loans described below (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,287,764,000 and pay loan closing costs and fund cash reserves required under the loan agreements. The fixed rate loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule. The floating rate loan matures July 9, 2006, subject to three one-year extensions at the Borrowers’ option. Interest is payable monthly at LIBOR plus a spread of 1.15%. The interest rate at June 30, 2004 was 2.48%.

As required by the floating rate loan agreement, the Borrowers have purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap expires July 15, 2006. Originally, an interest rate cap was purchased with a notional amount covering the entire $200,000,000 of the floating rate loan, but the Borrowers sold a portion of this cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. The fixed rate under this swap agreement is 3.62%. This agreement was effective June 29, 2004 and expires June 29, 2007. Interest is payable monthly in arrears.

Both the fixed and floating loan agreements require various cash reserve accounts. At June 30, 2004, these cash reserves aggregate $4,439,000 and are included in “Restricted cash and cash equivalents” in the accompanying unaudited condensed consolidated balance sheet.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on fifteen hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the fifteen hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of Floating Rate Commercial Mortgage-Backed Securities (CMBS 2003). GSMC and GS&Co. are affiliates of certain SHCI shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate purposes. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

of the Offering and the proceeds of the loan mortgage financings discussed above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22,912,000, has been reported as “Loss on early extinguishment of debt” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004.

As described above, on January 29, 2003, SHCI cancelled its former bank credit facility and retired the CMBS 1999 and CMBS 2001 loans as well as certain mezzanine debt. In connection with these transactions, SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write off, which amounted to $12,634,000, has been reported as “Loss on early extinguishment of debt” ($11,551,000) and is included in “Income from discontinued operations” ($1,083,000) in the accompanying consolidated statement of operations for the six months ended June 30, 2003.

Other Mortgage Debt

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the financings described above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1,222,000, has been reported as “Loss on early extinguishment of debt” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004.

Finance Obligations

Prior to the Offering, as a result of provisions in the lease agreement that provide for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on foreign exchange rate as of July 11, 2003), in its condensed consolidated financial statements. The lease, which expires December 31, 2029, requires monthly lease payments totaling €10,250,000 ($11,685,000 based on foreign exchange rate as of July 11, 2003) annually. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the Offering, as a result of provisions in the lease agreement that provide for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000)) in its consolidated financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,325,000 ($4,174,000) annually. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

On January 30, 2004, SHCI paid off the note and accrued interest payable to the City of Burbank for $6,000,000 by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2004.

The following table summarizes the aggregate maturities for all Mortgages and Other Debt Payable as of June 30, 2004:

Years ended December 31,	Amounts
(in thousands)
2004	$1,404
2005	2,925
2006	3,088
2007	3,260
2008	3,441
Thereafter	401,300

Total	$415,418

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest Expense

For the six months ended June 30, 2004 and 2003, interest expense was $50,843,000 and $54,301,000, respectively. For the three months ended June 30, 2004 and 2003, interest expense was $25,588,000 and $24,584,000, respectively. In addition, SHCI incurred interest expense of $577,000 and $3,485,000 for the six months ended June 30, 2004 and 2003, respectively, and $0 and $1,451,000 for the three months ended June 30, 2004 and 2003, respectively, that are included in “Income from discontinued operations” in the accompanying unaudited condensed consolidated statements of operations. Total amortization of deferred financing costs included in “Interest expense” and “Income from discontinued operations” was $3,036,000 and $3,728,000 for the six months ended June 30, 2004 and 2003, respectively, and $1,498,000 and $1,702,000 for the three months ended June 30, 2004 and 2003, respectively.

6.	EQUITY AND DISTRIBUTION ACTIVITY

On June 29, 2004, SHCI issued 17,600,000 shares of common stock, with a par value of $0.01, for $14.00 per share. Gross proceeds of $246,400,000 were reduced by an underwriter’s fee of $17,248,000 and additional offering costs of $12,291,000 (recorded as a reduction of additional paid in capital (APIC)), resulting in net proceeds of $216,861,000. In addition to the 17,600,000 shares issued to the public, 8,654,034 shares were issued to prior members of SHC LLC, in exchange for their operating partnership units of SHC Funding, for a total of 26,254,034 shares issued and outstanding at June 30, 2004.

Under the new capital structure, $463,206,000 was recorded upon the Offering to APIC. The adjustment to APIC included SHC LLC members’ equity as of June 29, 2004, net of distributions, totaling $436,390,000, and an adjustment to minority interest of $26,816,000. The minority interest liability was adjusted to $79,591,000 to reflect the minority interest percentage of equity under the new structure and in accordance with FASB’s Emerging Issues Task Force 94-2.

Distributions totaling $227,829,000 were made to SHC LLC, in conjunction with the reverse spin-off described in note 1. Seven hotel properties’ assets and liabilities, cash and cash equivalents, convertible debentures, and certain corporate assets and liabilities were distributed to new SHC LLC as follows:

Description	Amount
(in thousands)
Property and equipment	$965,432
Less accumulated depreciation	(296,101)

Net property and equipment	669,331
Goodwill	193,039
Cash and cash equivalents	142,843
Restricted cash and cash equivalents	49,461
Accounts receivable, net	38,213
Deferred costs, net	11,244
Other assets	16,260
Accounts payable and accrued expenses	(36,109)
Mortgages and other debt payable	(725,000)
Convertible debt	(122,030)
Deferred fees on management contracts	(9,423)

Net distribution to new SHC LLC	$227,829

7.	DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

to convert portions of its variable rate debt to fixed rate debt. The Company’s caps and swaps are designated as cash flow hedges and are recorded at market in the unaudited condensed consolidated balance sheets. Income effects of cash flow hedges are reclassified from “Accumulated other comprehensive income (loss)” to “Interest expense,” to the extent related to consolidated debt, to “Other expenses, net,” to the extent related to the debt of unconsolidated subsidiaries, and to “Loss on early extinguishment of debt” to the extent related to derivatives terminated upon early extinguishment of debt. The amount recorded in “Interest expense” was $384,000 and $30,000 for the six months ended June 30, 2004 and 2003, respectively and $258,000 and $22,000 for the three months ended June 30, 2004 and 2003, respectively. The amount recorded in “Other expenses, net” was $83,000 and $0 for the six months ended June 30, 2004 and 2003, respectively and $0 for the three months ended June 30, 2004 and 2003. The amount recorded in “Loss on early extinguishment of debt” was $1,740,000 and $1,767,000 for the six months ended June 30, 2004 and 2003, respectively and $1,740,000 and $0 for the three months ended June 30, 2004 and 2003, respectively.

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in “Accumulated other comprehensive income (loss)” and when settled will subsequently be reclassified to “Other expenses, net” in the accompanying unaudited condensed consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in “Other expenses, net.” The amount recorded in “Accumulated other comprehensive income (loss)” was $0 and $(2,546,000) for the six months ended June 30, 2004 and 2003, respectively. The amount recorded in “Other expenses, net” was $2,725,000 and $3,416,000 for the six months ended June 30, 2004 and 2003, respectively, and $4,082,000 and $2,474,000 for the three months ended June 30, 2004 and 2003, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in “Other expenses, net.” The amount recorded in “Other expenses, net” was $(34,000) and $0 for the six months ended June 30, 2004 and 2003, respectively and $155,000 and $0 for the three months ended June 30, 2004 and 2003, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of June 30, 2004, SHCI does not have any forward currency contracts.

8.	RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHC LLC had a Unit Appreciation Rights Plan for certain employees. A Unit Appreciation Right (UAR) was earnings based so that it allowed eligible employees to share in the accounting predecessor’s success. The non-equity based UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). For the six months ended June 30, 2004 and 2003, UAR Plan expense amounted to $0 and $1,151,000, respectively. For the three months ended June 30, 2004 and 2003, UAR Plan income amounted to $0 and $259,000, respectively. The vested value of UARs amounted to $0 as of June 30, 2004 and December 31, 2003. On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled.

In conjunction with the Offering, SHCI issued restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of our common stock that vest with respect to one-fourth of the restricted stock or RSUs on the first anniversary of the date of grant and on each of the following three anniversaries of the date of grant, provided the participant remains in our employment. Unvested RSUs will be forfeited upon termination of employment. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will be paid as such dividends are paid on any other outstanding common shares. At June 30, 2004, a total of 446,983 RSUs had been issued with an aggregate value at issuance of $6,262,000. The Company recorded compensation expense of $3,341,000 related to these RSUs for the three and six months ended June 30, 2004.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In conjunction with the Offering, the Company incurred severance costs of $3,551,000 for the three and six months ended June 30, 2004, and these costs are included in corporate expenses on the unaudited condensed consolidated statements of operations. In addition, severance costs of $1,270,000 were incurred in the three and six months ended June 30, 2003. As of June 30, 2004 and December 31, 2003, $2,576,000 and $0, respectively are included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

9.	RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2004, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and the lead underwriter of the Offering, received a portion of the underwriting discount of $17,248,000, which we recorded as a reduction to equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of our debt during the same periods, which we recorded as deferred costs. In addition, during the three and six months ended June 30, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the Offering. These fees were recorded as a reduction of equity. During the six months ended June 30, 2003, Goldman, Sachs & Co. received (a) $2,541,000 for financial advisory services in connection with a private offering of floating rate commercial mortgage-backed securities and (b) $1,000,000 for financial advisory services in connection with the sale of certain hotels. The fees associated with the financing transactions were recorded as deferred costs. Fees associated with the sale of hotels were recorded as a reduction of the related gain on sale. There were no fees paid to Goldman, Sachs & Co. during the three months ended June 30, 2003.

The Company had an uncollateralized receivable from Laurence S. Geller, the Chief Executive Officer of SHCI, with a principal balance of $171,226 as of December 31, 2003. This receivable accrued interest at 8% per annum. Interest receivable amounted to $13,698 as of December 31, 2003. This receivable was forgiven in conjunction with the Offering on June 29, 2004.

The Company has an asset management agreement with SHC LLC, under which the Company will manage the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commencing on June 29, 2004 and will renew automatically unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur.

The Company has a lease agreement with SHC LLC. The Company will lease office space from SHC LLC for $264,509 per year, payable monthly in advance. This lease agreement commences July 1, 2004 and expires October 1, 2007.

The Company has entered into a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. Relating to this agreement, $640,000 has been recorded in corporate expenses in the consolidated statements of operations for the three and six months ended June 30, 2004 and as an accrual in accounts payable and accrued expenses in the consolidated balance sheet as of June 30, 2004.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Environmental Matters

All of the properties acquired by SHCI have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SHCI aware of any environmental liability (including asbestos-related liability) that SHCI believes would have a material adverse effect on SHCI’s business or financial statements.

Litigation

SHCI is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHCI does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

11.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHCI operates in one business segment, hotel ownership. As of June 30, 2004, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and a leasehold interest in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
United States	$130,942	$118,624	$255,855	$241,065
International	20,861	20,777	43,079	40,273

Total	$151,803	$139,401	$298,934	$281,338

	As of June 30, 2004	As of December 31, 2003
	(in thousands)
Long-lived Assets:
United States	$593,545	$1,559,579
International	106,277	189,285

Total	$699,822	$1,748,864

12.	SUBSEQUENT EVENTS

On July 9, 2004, the underwriters of the Offering exercised their over-allotment option, which resulted in the issuance of an additional 2,640,000 shares at $14 per share. Net proceeds from the over-allotment option amounted to $34,373,000. In connection with the over-allotment option, Goldman, Sachs & Co. earned a portion of the underwriters discount of $2,587,000.

On July 23, 2004, the Company entered into an agreement to purchase the Ritz Carlton Half Moon Bay, located south of San Francisco, California, for approximately $124.4 million. The acquisition is expected to be financed using mortgage debt, the revolving line of credit and available cash, and is expected to close in the third quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Some of the statements contained in this Form 10-Q constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	Downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	Hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France or other countries where we invest;

•	Increases in interest rates and operating costs;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	Risks related to natural disasters;

•	General volatility of the capital markets and the market price of our common shares;

•	Our failure to qualify and maintain our status as a REIT;

•	Changes in real estate and zoning laws or regulations;

•	Increases in real property tax rates; and

•	Changes in the competitive environment in our industry and the markets where we invest.

We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this Form 10-Q to reflect new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other documents filed with the Securities and Exchange Commission (the Commission), including our prospectus dated June 23, 2004 as filed with the Commission and the risk factors described in that filing, that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C. I, which we collectively call Whitehall (an affiliate of Goldman, Sachs & Co.), and others. Effective June 29, 2004, we qualified as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. On June 29, 2004, we completed our initial public offering (the Offering) of common stock. Prior to the Offering, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the Offering, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, representing interests in seven hotels, and SHCI, a public entity representing interests in 14 hotels. See “Item 1. Financial Statements – Note 1. General” for the hotel interests owned by SHC LLC and SHCI.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership,

Strategic Hotel Funding, L.L.C.(SHC Funding), which holds substantially all of our assets. We are the managing member of our operating partnership and hold approximately 71.5% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

The historical financial data prior to June 29, 2004 presented in this report is the historical financial data for our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were not contributed to SHC Funding as part of the transactions relating to the Offering. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position after the Offering. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the Offering and SHCI, SHC Funding and their subsidiaries after the Offering.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2004, as applicable.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties We sold five hotel properties during 2003. In addition, in February 2004, we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C. Under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the hotel properties we sold during 2003, and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, have been classified as discontinued operations in the statements of operations for the second quarter of 2004 and the six-month period ended June 30, 2004 and for all prior periods presented. Therefore, the operating revenues and expenses of the hotel properties we sold during 2003 and 2004 are not included in the operating results discussed below. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On July 23, 2004, we entered into an agreement to purchase the Ritz Carlton Half Moon Bay, located south of San Francisco, California, for approximately $124.4 million.

We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our comparable hotels as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of 2004 and 2003 do not include the Hamburg Marriott which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Prague Inter.Continental which we account for under the equity method, the five hotel properties sold in the six months ended June 30, 2003 and the one hotel sold in the six months ended June 30, 2004. The comparable hotels include the seven hotels owned by our accounting predecessor SHC LLC prior to the Offering, which we refer to as the Distributed Properties, because these properties were included in our results of operations through June 29, 2004. We also present certain information about our hotel operating results and statistics with respect to the properties owned after the Offering on June 29, 2004, and we refer to these properties as the REIT Assets. The REIT Assets consist of the 13 hotel properties (we exclude the Inter.Continental Prague, which we account for under the equity method) as described under “Item 1. Financial Statements – Note 1. General.”

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue. For the six months ended June 30, 2004 and 2003, we recorded $171.4 million and $156.6 million, respectively, in rooms revenue, which represented 57.3% and 55.7% of our total revenue for those periods. For the six months ended June 30, 2004 and 2003, we recorded $93.3 million and $88.8 million for the REIT Assets, respectively, in rooms revenues, which represented 54.0% and 52.8% of our total revenue from the REIT Assets for those periods.

•	Food and beverage revenue. Occupancy is the major driver of food and beverage revenue. For the six months ended June 30, 2004 and 2003, we recorded $85.1 million and $81.0 million, respectively, in food and beverage revenue, which represented 28.5% and 28.8% of our total revenue for those periods. For the six months ended June 30, 2004 and 2003, we recorded $49.3 million and $48.2 million for the REIT Assets, respectively, in food and beverage revenue, which represented 28.5% and 28.6% of our total revenue from the REIT Assets for those periods.

•	Other hotel operating revenue, which consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, is also driven by occupancy. For the six months ended June 30, 2004 and 2003, we recorded $27.2 million and $27.5 million, respectively, in other hotel operating revenue, which represented 9.1% and 9.8% of our total revenue for those periods. For the six months ended June 30, 2004 and 2003, we recorded $18.5 million and $18.7 million for the REIT Assets, respectively, in other hotel operating revenue, which represented 10.7% and 11.1% of our total revenue from the REIT Assets for those periods.

•	Lease revenue consists of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and for the Hamburg Marriott consist of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statement of operations. For the six months ended June 30, 2004 and 2003, we recorded $15.2 million and $16.3 million of lease revenue, respectively, from these lease agreements, which represented 5.1% and 5.8% of our total revenue for those periods. After the Offering transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott). For the six months ended June 30, 2004 and 2003, we recorded $11.7 million and $12.6 million of lease revenue for the REIT Assets, respectively, from these lease agreements, which represented 6.8% and 7.5% of our total revenue from the REIT Assets for those periods.

•	Asset management fee revenue. Subsequent to the Offering, we began earning asset management fees, including an initial base annual fee of approximately $5.0 million, under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC with regard to the Distributed Properties.

Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR, and

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our comparable ADR increased 2.1% to $185.39 during the six months ended June 30, 2004 from $181.50 during the six months ended June 30, 2003. With respect to the REIT Assets, ADR increased by 0.3% to $169.99 for the six months ended June 30, 2004 from $169.51 for the six months ended June 30, 2003.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue. For the six months ended June 30, 2004 and 2003, we recorded $43.6 million and $39.3 million, respectively, in rooms expense, which represented 15.8% and 15.4% of our total operating costs and expenses for those periods. For the six months ended June 30, 2004 and 2003, we recorded $19.7 million and $18.3 million for the REIT Assets, respectively, in rooms expense, which represented 14.3% and 13.9% of our total operating costs and expenses from the REIT Assets for those periods.

•	Food and beverage expense. Like food and beverage revenue, occupancy is a major driver of food and beverage expense, which has a significant correlation with food and beverage revenue. For the six months ended June 30, 2004 and 2003, we recorded $65.6 million and $62.0 million, respectively, in food and beverage expense, which represented 23.8% and 24.3% of our total operating costs and expenses for those periods. For the six months ended June 30, 2004 and 2003, we recorded $35.8 million and $34.7 million for the REIT Assets, respectively, in food and beverage expense, which represented 26.0% and 26.3% of our total operating costs and expenses from the REIT Assets for those periods.

•	Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue. For the six months ended June 30, 2004 and 2003, we recorded $77.5 million and $71.7 million, respectively, in other departmental expenses, which represented 28.1% of our total operating costs and expenses for those periods. For the six months ended June 30, 2004 and 2003, we recorded $46.2 million and $43.8 million for the REIT Assets, respectively, in other departmental expenses, which represented 33.5% and 33.2% our total operating costs and expenses from the REIT Assets for those periods.

•	Management fees. We pay “base” and “incentive” management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements. For the six months ended June 30, 2004 and 2003, we recorded $10.3 million and $9.7 million, respectively, in management fees, which represented 3.7% and 3.8% of our total operating costs and expenses for those periods. For the six months ended June 30, 2004 and 2003, we recorded $7.4 million and $7.1 million for the REIT Assets, respectively, in management fees, which represented 5.3% and 5.4% of our total operating costs and expenses from the REIT Assets for those periods.

•	Other property level expenses consist primarily of insurance costs and property taxes. For the six months ended June 30, 2004 and 2003, we recorded $18.2 million and $18.7 million, respectively, in other property level expenses, which represented 6.6% and 7.3% of our total operating costs and expenses for those periods. For each of the six months ended June 30, 2004 and 2003, we recorded $8.4 million for the REIT Assets in other property level expenses, which represented 6.1% and 6.3% of our total operating costs and expenses from the REIT Assets for those periods.

•	Depreciation and amortization expense. For the six months ended June 30, 2004 and 2003, we recorded $40.1 million and $42.5 million, respectively, in depreciation and amortization, which represented 14.5% and 16.6% of our total operating costs and expenses for those periods. For the six months ended June 30, 2004 and 2003, we recorded $20.4 million and $19.6 million for the REIT Assets, respectively, in depreciation and amortization, which represented 14.8% and 14.9% of our total operating costs and expenses from the REIT Assets for those periods.

•	Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent. For the six months ended June 30, 2004 and 2003, we recorded $20.2 million and $11.5 million, respectively, in corporate expenses, which represented 7.3% and 4.5% of our total operating costs and expenses for those periods. The increase of $8.7 million is primarily attributable to an increase of $2.2 million mainly consisting of severance expense, $3.3 million of compensation expense related to the restricted stock units issued in conjunction with the Offering, $3.1 million of professional fees, offset by a $1.2 million decrease in unit appreciation rights plan expense. Our professional fees increased primarily as a result of our recently settled litigation with Marriott as described below.

Most categories of variable operating expenses, such as utilities and certain labor such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs and expenses while increases in RevPAR attributable to increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as management fees charged by our operators which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins.

The operators of our hotels have been able to minimize the impact of reductions in RevPAR stemming from reductions in room occupancy by voluntarily following our advice regarding strategies to reduce variable costs and expenses at our hotels. For example, in response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Following the events of September 11, 2001, we worked with our operators to implement more aggressive streamlining strategies. Many of these strategies continue to be used by our hotel operators today. These strategies include reducing labor costs, streamlining staffing levels and postponing new hiring to replace vacant positions, reducing hours of operations at hotel restaurants, reducing food costs, reducing amenities and services where appropriate and refocusing marketing strategies. In addition, we have recommended suspending or postponing non-essential repairs, maintenance and capital expenditure projects. We believe that the adoption of our advice by the managers of our hotels has contributed towards slowing the decrease in our operating margins and has resulted in some meaningful long-term efficiencies. We believe that our expertise and advice will continue to be given careful consideration by the operators of our hotels and as a consequence the efficiency of our hotels may continue to improve in future years.

Notwithstanding our efforts to reduce variable costs, there are limits to how much we can accomplish because we have significant fixed costs, such as depreciation and amortization, labor costs and employee benefits, insurance and other expenses associated with owning hotels that do not necessarily decrease when circumstances such as market factors cause a reduction in our hotel revenues. Our ability to influence our operators is also restricted by the terms of our management agreements. As a result, changes in RevPAR can result in a greater percentage change in our earnings and cash flows than the reduction of costs.

Recent Trends and Events

Recent Trends. The combination of an economic slowdown and the terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel. The overall decline in both business and leisure travel has led to decreased occupancies which, together with a relative increase in supply, led to declines in room rates as hotels competed more aggressively for guests. These events had a significant adverse effect on our RevPAR and operating performance. For example, during the years ended December 31, 2003 and 2002, our comparable RevPAR declined by 3.0% and 4.9%, respectively. This decline in RevPAR was driven primarily by a decline in ADR. In particular, between 2000 and 2003, RevPAR for the Marriott Schaumburg declined 34.0% and RevPAR for the Marriott Lincolnshire declined 24.6%. We believe these declines in RevPAR for our Chicago-area properties resulted primarily from increased price competition caused by new limited service hotels opening in both the local and regional markets combined with the decrease in demand from the recent economic slowdown. Also, we have experienced rising operating expenses, including increases relating to workers’ compensation, employee health and property and casualty insurance as well as utility costs.

However, the lodging industry and our portfolio have experienced increased demand during the six months ended June 30, 2004, when compared to the six months ended June 30, 2003. For example, comparable RevPAR at our hotels increased 7.1% to $135.55 during the six months ended June 30, 2004 from $126.59 for the six months ended June 30, 2003. A significant portion of this 7.1% increase in RevPAR is applicable to our accounting predecessor’s two New York City hotels, which are not REIT Assets, as the Iraq war had a significant effect on the occupancy levels of these hotels during the six months ended June 30, 2003. With respect to the REIT Assets, RevPAR increased 3.1% to $121.29 for the six months ended June 30, 2004 from $117.67 for the six months ended June 30, 2003.

It is not possible to predict accurately if and when travel patterns and lodging industry fundamentals will be restored to pre-September 11, 2001 levels. While there have been recent improvements and industry analysts are optimistic about future prospects for growth, the uncertainty associated with the continuing war on terrorism and the possibility of future actions may continue to hamper business and leisure travel patterns. In addition, future outbreaks of SARS or other diseases could have a material adverse effect on our revenues and results of operations due to decreased travel and food and beverage consumption at our hotels. We believe that the following factors may continue to have a negative effect on our revenues during 2004:

•	changes in economic conditions that would slow or reverse the increase in demand presently being experienced by the lodging industry;

•	downward pricing pressures resulting from intense competition for a reduced amount of business and new competition from internet wholesalers and distributors;

•	the continuing effects of the September 11, 2001 attacks; and

•	the war on terrorism, terrorism alerts, high oil prices, airline strikes and other factors that may have an adverse impact on travel and lodging demand.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Formation and Structuring Transactions. The following items associated with the consummation of the Offering will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the Offering.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of approximately $5.0 million per year, subject to reduction as properties are sold.

•	As a result of the refinancing of existing debt obligations and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense will decline substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the collateralized guarantee, meaning that the applicable assets and liabilities are reduced to reflect the restructuring, lease expense replaces interest expense and “principal” amortization of the finance obligation and depreciation and amortization expense decline.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation and now report it as an operating lease by changing the terms of the collateralized guarantee.

REIT Structure. For us to continue to qualify as a REIT, our income generally cannot be derived from operating hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary lessees, which we call TRS lessees, or in the case of the Paris Marriott to an independent third party, who in turn contract with “eligible independent contractors” to manage our hotels. Our TRS lessees are consolidated into our financial statements for accounting purposes. However, since we control both our operating partnership and our TRS lessees, our principal source of funds on a consolidated basis is from the performance of our hotels. Unlike our accounting predecessor, the earnings of our TRS lessees are subject to taxation like other regular “C” corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Sales of Hotels. On February 20, 2003, we sold four hotels located in Coral Gables, Florida; Orlando, Florida; Santa Clara, California; and Crystal City, Virginia. On June 18, 2003, we sold an additional hotel located in Chicago, Illinois. During 2003, we realized net sales proceeds of approximately $154.6 million and an aggregate gain on these sales of approximately $21.0 million. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. In each case, we sold these hotels because we believed that our asset management team had fully exploited available opportunities to enhance revenues and improve the property’s value. The long-lived assets applicable to the Hyatt Regency Capitol Hill were reclassified to net assets held for sale as of December 31, 2003 and gain on sale has been classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2004 and 2003. Therefore, the operating revenues and expenses of the properties we sold during 2003 and the first quarter of 2004 are not included in the operating results discussed below. See note 4 to our unaudited condensed consolidated financial statements for a summary of the items that comprise “Income from discontinued operations”.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.25 million ($11.7 million) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($16.6 million). Amounts paid under the bank guarantee reduce the amount of the minimum rent guarantee euro for euro. There is no obligation to replenish the bank guarantee, although in the event of a failure to do so, DIFA may terminate the lease. In connection with obtaining the bank guarantee, we entered into a Guarantee Issuance Facility, or GIF, with Barclays. Under the GIF, an initial cash deposit was made with Barclays of €5.0 million ($5.7 million) and additional semi- annual cash deposits of €500,000 ($570,000) were required until the cash collateral equals the guaranteed minimum rent of €14.6 million ($16.6 million) (or such lesser amount as may then be outstanding on the bank guarantee). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($6.0 million). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the Offering, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under GAAP. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our investment in the hotel to a third party, we will record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. In addition, SHCI funded a security deposit with the lessor, representing approximately 16 months of the minimum rent. SHCI recorded a deferred gain of $103.6 million in connection with this transaction.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’S predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.3 million ($4.2 million) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secures this guarantee. In connection with entering into the bank guarantee, Bohus entered into a GIF with Barclays. Under this GIF, Bohus made an initial cash deposit with Barclays of €2.5 million ($3.1 million) and was to make additional semi-annual cash deposits of €500,000 ($628,000) until the cash collateral equals the lesser of €5.0 million ($6.3 million) or the outstanding amount of the guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.1 million). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’S predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration may be required upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’S predecessor did not previously own. As described above, following the Offering, we restructured the terms of our lease to eliminate the collateralized guarantee, which constituted continuing involvement under GAAP. We will now account for this transaction as an operating lease. We will record lease expense instead of interest and depreciation expense and have removed some of the assets and the related financing obligation. We funded a security deposit with the lessor, representing approximately 18 months of the minimum rent. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statement of operations. We recorded a deferred gain of $5.6 million in connection with this transaction.

Operating Results

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

The following table presents our operating results for the three months ended June 30, 2004 and 2003, including the amount and percentage change in these results between the two periods.

	Three Months Ended June 30,		Change($)	Change(%)
	2004	2003
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$86,247	$77,580	$8,667	11.2%
Food and beverage	43,380	40,592	2,788	6.9%
Other hotel operating revenue	13,527	13,749	(222)	(1.6)%

	143,154	131,921	11,233	8.5%
Lease revenue	8,649	7,480	1,169	15.6%

Total revenues	$151,803	$139,401	$12,402	8.9%

Operating Costs and Expenses:
Hotel operating expenses	108,429	100,781	7,648	7.6%
Depreciation and amortization	19,906	20,072	(166)	(0.8)%
Corporate expenses	13,671	6,210	7,461	120.1%

Total operating costs and expenses	142,006	127,063	14,943	11.8%

Operating income	9,797	12,338	(2,541)	(20.6)%
Interest expense, net	25,143	24,107	1,036	4.3%
Loss on early extinguishment of debt	24,134	—	24,134	—
Other expenses, net	3,238	2,843	395	13.9%

Loss before income taxes, minority interests and discontinued operations	(42,718)	(14,612)	(28,106)	192.3%
Income tax expense	109	—	109	—
Minority interests	(1,014)	270	(1,284)	(475.6)%

Loss from continuing operations	(41,813)	(14,882)	(26,931)	181.0%
Income from discontinued operations	—	9,144	(9,144)	(100.0)%

Net Loss	$(41,813)	$(5,738)	$(36,075)	628.7%

Operating Data:
Number of Hotels (1)	13	20
Number of Rooms (1)	5,559	9,567
Comparable RevPAR	$137.21	$123.50	$13.71	11.1%

(1)	Properties owned through joint ventures are excluded from these numbers. The numbers as of June 30, 2004 exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2003, we sold four hotels and in June 2003, we sold one hotel. We did not acquire any hotels during 2003. Additionally, in February 2004, we sold one hotel. The results of operations for the hotels we sold in 2003 and the Hyatt Regency Capitol Hill which we held for sale as of December 31, 2003 are included in income from discontinued operations for the three months ended June 30, 2003. The comments below regarding revenues and operating expenses pertain to our “comparable” portfolio and do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in the accompanying statements of operations.

Total Revenues. Hotel operating revenues, including lease revenue, increased $12.4 million, or 8.9%, to $151.8 million for the three months ended June 30, 2004, from $139.4 million for the three months ended June 30, 2003. RevPAR from our comparable hotels for the three months ended June 30, 2004 increased by 11.1% for the three months ended June 30, 2003. The components of RevPAR from our comparable hotels for the three months ended June 30, 2004 and 2003 are summarized as follows:

	Three Months Ended June 30,
	2004	2003
Occupancy	75.0%	70.0%
Average daily rate	$183.05	$176.54
RevPAR	$137.21	$123.50

The 11.1% increase in RevPAR results from a 3.7% increase in average daily rate and a 5.0 percentage-point increase in occupancy. On a regional basis, the New York properties experienced a 32.9% increase in RevPAR for the three-month period due to a 12.0% increase in ADR combined with a 14.1 percentage-point increase in occupancy for the quarter. Our hotels in Los Angeles saw a 15.6% increase in RevPAR for the second quarter of 2004 as well. Similar to the New York properties, the RevPAR increase was driven more by occupancy than rate as these markets experienced an increase in demand compared to the same period last year, especially in the transient market segment. The San Francisco properties finished the quarter with an 11.1% increase in RevPAR for the three months ended June 30 over the comparable period in 2003. Unlike the New York and Los Angeles markets, the RevPAR increase at these properties was driven by ADR. Our San Francisco properties have seen a slow return of group demand in the market, which has permitted these hotels to increase transient rate on the various electronic distribution channels available via the internet. The increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets this year and the severe impact the war in Iraq had on occupancy levels during the second quarter of last year.

RevPAR for the REIT Assets increased by 5.7% to $116.62 for the three months ended June 30, 2004 from $110.35 for the three months ended June 30, 2003. This increase resulted from a 3.9 percentage-point increase in occupancy offset by a 0.1% decrease in average daily rate. The majority of the additional room nights came in the transient segment. As mentioned above, the Los Angeles market saw a 15.5% RevPAR increase quarter over quarter due to increases in occupancy at the Burbank Airport Hilton and the Loews Santa Monica Beach Hotel. Other increases included the Hyatt Regency LaJolla with a 17.4% RevPAR increase and the Four Seasons Punta Mita with a 15.9% RevPAR increase for the second quarter. These increases were partially offset by 6.7% and 4.0% RevPAR decreases at Marriott Rancho Las Palmas and Paris Marriott, respectively.

Rooms. Room revenue increased 11.2% for the three months ended June 30, 2004 mainly due to increased occupancy for the period. The ability to increase ADR continues to be affected by several issues including local economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of electronic distribution channels. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact the rate for high-end business travelers, which traditionally have been a consistent producer of higher rated business for the hospitality industry. Although we experienced increased demand in the group business during the second quarter of 2004 as compared to the second quarter of 2003, this business continues to be a challenge, as groups remained focused on cutting costs and groups comparison shopped for room rates and other concessions they could negotiate.

For the REIT Assets, room revenue increased 4.6% for the three months ended June 30, 2004 as compared to the corresponding period of 2003. The larger increase in room revenue for the historical portfolio as compared to the REIT Assets is primarily due to the increases as described above in total revenue at the New York properties, which are not included in the REIT Assets.

Food and Beverage. Primarily driven by the increase in occupancy and improved results for our local catering, food and beverage revenues increased by 6.9% during the second quarter of 2004. The additional group room nights for the period have helped increase additional group-related banquet business for the period.

For the REIT Assets, food and beverage revenue increased 4.9% for the three months ended June 30, 2004 as compared to the corresponding period of 2003. The larger increase in food and beverage revenue for the historical portfolio as compared to the REIT Assets is primarily due to the significant increase in group room nights at a San Francisco property, which is not included in the REIT Assets.

Other Hotel Operating Revenue. This category of revenues decreased by 1.6% for the second quarter of 2004 as compared to the corresponding period of 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 19.4% for second quarter 2004. In addition, due to the competitive environment for booking group business, the collection of cancellation and attrition fees has decreased as well. For the REIT Assets, other hotel operating revenue decreased 2.3% for the three months ended June 30, 2004 as compared to the corresponding period of 2003.

Lease Revenue. Lease revenue, as described above, consists of rent paid to us for two of our domestic hotel properties (the Hyatt Regency New Orleans and the Hyatt Regency San Francisco, which was distributed to SHC LLC in connection with formation and structuring transactions related to the Offering) in an amount approximately equal to 80% of hotel revenues less hotel operating expenses, or operating profit, for those hotels. In addition, commencing March 1, 2004 when we acquired our joint venture partner’s interest in the Hamburg Marriott, lease revenue includes a fixed annual rent paid in monthly installments plus a percentage of the profits in excess of base rent for this hotel. Lease revenue increased 15.6% for the second quarter of 2004 as compared to the second quarter of 2003. The increases in lease revenue from the San Francisco property and the addition of lease revenue from the Hamburg Marriott after the acquisition of our joint venture partner’s interest in that property were partially offset by a decrease in such revenue from the New Orleans property.

For the REIT Assets, lease revenue increased 5.5% for the three months ended June 30, 2004 as compared to the corresponding period of 2003. The larger increase in lease revenue for the historical portfolio as compared to the REIT Assets is primarily due to the increase in lease revenue at the San Francisco property, which is not included in the REIT Assets.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2004 and 2003, including the amount and percentage changes in these results between the two periods.

	Three Months Ended June 30,		Change($)	Change(%)
	2004	2003
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$22,112	$19,543	$2,569	13.1%
Food and beverage	33,125	30,710	2,415	7.9%
Other departmental expenses	39,127	35,998	3,129	8.7%
Management Fees	5,168	5,070	98	1.9%
Other property level expenses	8,897	9,460	(563)	(6.0)%

Total hotel operating expenses	$108,429	$100,781	$7,648	7.6%

Several factors, including increases in salaries and wages, employee benefits (especially workers’ compensation and health insurance) and marketing costs led to the $7.6 million, or 7.6%, increase in hotel operating expenses for the three months ended June 30, 2004 as compared to the same period in 2003. This increase in hotel operating expenses is primarily related to salaries, wages and related benefits ($3.0 million), corporate marketing costs ($0.5 million) and credit card commissions ($0.4 million). We experienced slight decreases in real estate taxes and operating insurance costs. For the REIT Assets, hotel operating expenses increased 4.4% for the three months ended June 30, 2004 as compared to the corresponding period of 2003.

Depreciation and Amortization decreased by $0.2 million, or 0.8%, for the three months ended June 30, 2004 as compared to the same period in 2003. Some of our assets, including furniture, fixtures and equipment and building improvements, are depreciated over five years, and a portion of these assets became fully depreciated during 2004 and 2003.

For the REIT Assets, depreciation and amortization expense increased 8.1% for the three months ended June 30, 2004 as compared to the corresponding period of 2003. The increase in depreciation and amortization expense for the REIT Assets as compared to the decrease in depreciation and amortization expense for the historical portfolio is primarily because a significant portion of the fully depreciated assets discussed above were included in the Distributed Properties.

Corporate Expenses increased by $7.5 million to $13.7 million for the three months ended June 30, 2004 from $6.2 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $7.5 million is primarily attributable to an increase of $2.2 million mainly consisting of severance expense, $3.3 million of compensation expense related to the restricted stock units issued in conjunction with the Offering and $0.8 million of professional fees. Our professional fees increased as a result of our recently settled litigation with Marriott.

Interest Expense, Net. The $1.0 million increase in interest expense, net for the three months ended June 30, 2004 as compared to the corresponding period of 2003 was due to:

•	a $1.3 million increase attributable to higher average borrowings; and

•	a $0.2 million increase related to the mark-to-market of derivative instruments.

Partly offsetting the above increases in interest expense, net were:

•	a $0.1 million decrease in amortization of deferred financing costs; and

•	a $0.4 million decrease due to lower average interest rates.

The components of “Interest expense, net” for the three months ended June 30, 2004 are summarized as follows:

•	mortgage debt ($21.8 million);

•	convertible debt ($2.0 million);

•	amortization of financing costs ($1.5 million); and

•	mark-to-market of derivative instruments ($0.2 million); offset by

•	interest income ($0.4 million).

Including convertible debt, the weighted average debt outstanding for the three months ended June 30, 2004 and 2003 amounted to $1.6 billion and $1.5 billion, respectively, and the weighted average interest rates were 5.82% and 5.93%. At June 30, 2004, 30.3% of our total debt had variable interest rates and 69.7% had fixed interest rates.

Loss on Early Extinguishment of Debt. On June 29, 2004, we repaid the floating rate commercial mortgage-backed securities (CMBS 2003) using a portion of proceeds from the Offering and the 2004 mortgage loan financings as described in note 5 to the accompanying unaudited condensed consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2004. The CMBS 2003 financing was part of a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company, two life insurance companies and a commercial bank for total loan proceeds of $1.17 billion.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the June 29, 2004 refinancing as described in note 5 of the accompanying unaudited condensed consolidated financial statements, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has also been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2004.

Other Expenses, Net. Other expenses, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other expenses, net amounted to $3.2 million for the three months ended June 30, 2004 and $2.8 million for the three months ended June 30, 2003. The net expense increase of $0.4 million is primarily attributable to two factors:

•	We had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($61.9 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, does not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive loss (to the extent deemed effective) and to other expenses, net (to the extent deemed ineffective). When marking these contracts to market we recorded a charge to other expenses, net of $4.1 million and $2.5 million for the three months ended June 30, 2004 and June 30, 2003, respectively. The quarter over quarter net expense increase was $1.6 million. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of June 30, 2004, we did not have any forward currency contracts.

•	During the three months ended June 30, 2004 and 2003, we recorded $0.8 million net income and a $0.2 million net loss, respectively, in our investment in our Prague hotel joint venture due to a foreign currency translation gain, in the three months ended June 30, 2004 as compared to a loss in the three months ended June 30, 2003. The quarter over quarter net expense decrease was $1.0 million.

Income Tax Expenses. Prior to the Offering, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain state income and franchise taxes and foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

In conjunction with the Offering, we elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our annual taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to federal, state and local income taxes.

For the three months ended June 30, 2004 and 2003, income tax expense is summarized as follows:

	Three Months Ended June 30,
	2004	2003
	( in thousands)
Current expense	$468	$655
Deferred expense (benefit)	(359)	(655)

Income tax expense	$109	$—

Income tax expense increased by $0.1 million for the three months ended June 30, 2004 as compared to the same period in 2003. This increase in income tax expense is primarily due to higher taxes related to the Punta Mita and Paris properties. The increase was partially offset by a decrease in income tax generated by a foreign entity that was liquidated in the latter part of 2003, and therefore, did not generate income tax in 2004.

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests decreased by $1.3 million to $(1.0) million for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2003. This decrease primarily results from the minority interests’ income in SHC Funding recorded after June 29, 2004, partially offset by the conversion of limited partnership interests to our accounting predecessor’s membership units on March 28, 2003 (as described in “— Liquidity and Capital Resources — Financing Activities — Cash Distributions”).

Income from Discontinued Operations. As described under “— Recent Trends and Events — Sales of Hotels”, we sold one hotel in the first quarter of 2004, four hotels during the first quarter of 2003 and one hotel in the second quarter of 2003 and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the three months ended June 30, 2004 and 2003. We had no income from discontinued operations for the three months ended June 30, 2004. The $9.1 million of income from discontinued operations for the three months ended June 30, 2003 is primarily attributable to:

•	the gain on sale for the hotel sold in the second quarter of 2003, where we recorded a gain of $5.9 million; and

•	income from discontinued operations for the three months ended June 30, 2003, which included the operations of the hotel that was sold in the second quarter of 2003 until its date of sale as well as the hotel sold in February 2004, whereas there were no operations for these hotels in the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

The following table presents our operating results for the six months ended June 30, 2004 and 2003, including the amount and percentage change in these results between the two periods.

	Six Months Ended June 30,		Change($)	Change(%)
	2004	2003
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$171,393	$156,567	$14,826	9.5%
Food and beverage	85,117	81,047	4,070	5.0%
Other hotel operating revenue	27,196	27,461	(265)	(1.0)%

	283,706	265,075	18,631	7.0%
Lease revenue	15,228	16,263	(1,035)	(6.4)%

Total revenues	$298,934	$281,338	$17,596	6.3%

Operating Costs and Expenses:
Hotel operating expenses	215,195	201,398	13,797	6.9%
Depreciation and amortization	40,057	42,456	(2,399)	(5.7)%
Corporate expenses	20,194	11,517	8,677	75.3%

Total operating costs and expenses	275,446	255,371	20,075	7.9%

Operating income	23,488	25,967	(2,479)	(9.5)%
Interest expense, net	49,874	52,673	(2,799)	(5.3)%
Loss on early extinguishment of debt	21,946	11,551	10,395	90.0%
Other expenses, net	2,043	3,310	(1,267)	(38.3)%

Loss before income taxes, minority interests and discontinued operations	(50,375)	(41,567)	(8,808)	21.2%
Income tax expense	355	749	(394)	(52.6)%
Minority interests	(928)	2,679	(3,607)	(134.6)%

Loss from continuing operations	(49,802)	(44,995)	(4,807)	10.7%
Income from discontinued operations	75,662	24,909	50,753	203.8%

Net Income (Loss)	$25,860	$(20,086)	$45,946	(228.7)%

Operating Data:
Number of Hotels (1)	13	20
Number of Rooms (1)	5,559	9,567
Comparable RevPAR	$135.55	$126.59	$8.96	7.1%

(1)	Properties owned through joint ventures are excluded from these numbers. The numbers as of June 30, 2004 exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2003, we sold four hotels, and in June 2003, we sold one hotel. We did not acquire any hotels during 2003. Additionally, in February 2004, we sold one hotel. The results of operations for the hotels we sold in 2003 and the Hyatt

Regency Capitol Hill, which we held for sale as of December 31, 2003 are included in income from discontinued operations for the six months ended June 30, 2004 and 2003. The comments below regarding revenues and operating expenses pertain to our “comparable” portfolio and do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in the accompanying statements of operations.

Total Revenues. Hotel operating revenues, including lease revenue, increased $17.6 million, or 6.3%, to $298.9 million for the six months ended June 30, 2004 from $281.3 million for the six months ended June 30, 2003. RevPAR from our comparable hotels for the six months ended June 30, 2004 increased by 7.1% from RevPAR for the six months ended June 30, 2003. RevPAR is the product of average occupancy expressed as a percent times the average daily room rate. The components of RevPAR from our comparable hotels for the six months ended June 30, 2004 and 2003 are summarized as follows:

	Six Months Ended June 30,
	2004	2003
Occupancy	73.1%	69.7%
Average daily rate	$185.39	$181.50
RevPAR	$135.55	$126.59

The 7.1% increase in RevPAR results from a 2.1% increase in average daily rate and a 3.4 percentage-point increase in occupancy. On a regional basis, the New York properties experienced a 27.3% increase in RevPAR due to a 7.6% increase in ADR combined with a 13.0 percentage-point increase in occupancy for the period. Our hotels in Los Angeles experienced a 16.1% increase in RevPAR for the period, where average daily rate increased 2.4% while occupancy increased by 8.5 percentage points compared to the same period last year. Similar to the New York properties, the RevPAR increase was driven more by occupancy than average daily rate as these markets experienced an increase in demand compared to last year, especially in the transient market segment. We believe the increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets this year and the severe impact the war in Iraq had on occupancy levels during the first and second quarters of last year.

RevPAR for the REIT Assets increased by 3.1% to $121.29 for the six months ended June 30, 2004 from $117.67 for the six months ended June 30, 2003. This increase resulted from a 0.3% increase in average daily rate and a 2.0 percentage-point increase in occupancy. The additional room nights were from the transient segment. The REIT Assets in the Los Angeles market saw a 16.0% increase in RevPAR mainly due to increases in occupancy at the Burbank Airport Hilton and the Loews Santa Monica Beach Hotel. Other increases included the Embassy Suites Lake Buena Vista with an 8.4% RevPAR increase and the Four Seasons Punta Mita with a 14.8% RevPAR for the first half of the year. These increases were partially offset by 6.2% RevPAR decreases at the Hyatt Regency New Orleans due to a decrease in conventions and increased competition for existing group business.

Rooms. Room revenue increased 9.5% for the six months ended June 30, 2004 mainly due to increased occupancy for the period. Increases were at both the transient and group market segments. Although ADR increased 2.1% for the six months ended June 30, 2004, the ability to increase the ADR continues to be affected by issues including local economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of electronic distribution channels. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact the rate for high-end business travelers, which traditionally have been a consistent producer of higher rated business for the hospitality industry. Going forward, as occupancy continues to increase due to higher demand the properties should be able to increase ADR.

For the REIT Assets, room revenue increased 5.1% for the six months ended June 30, 2004 as compared to the corresponding period of 2003. The larger increase in room revenue for the historical portfolio as compared to the REIT Assets is primarily due to the increases as described above in total revenue at the New York properties, which are not included in the REIT Assets.

Food and Beverage. Primarily driven by the increase in occupancy and improved results for our local catering, food and beverage revenues increased by 5.0% during the six months ended June 30, 2004 as compared to the corresponding period of 2003. The additional group room nights for the year have helped drive additional group-related banquet business for the period.

For the REIT Assets, food and beverage revenue increased 2.2% for the six months ended June 30, 2004 as compared to the corresponding period of 2003. The larger increase in food and beverage revenue for the historical portfolio as compared to the REIT Assets is primarily due to the significant increase in group room nights at one of the San Francisco properties, which is not included in the REIT Assets.

Other Hotel Operating Revenue. This category of revenues decreased by 1.0% for the first six months of 2004 as compared to the corresponding period of 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis telephone revenues decreased 18.8% for the six months ended June 30, 2004. In addition, due to the competitive environment for booking group business, the collection of cancellation and attrition fees have also decreased. For the REIT Assets, other hotel operating revenue decreased 1.2% for the six months ended June 30, 2004 as compared to the corresponding period of 2003.

Lease Revenue. Lease revenue as described above, consists of rent paid to us for two of our domestic hotel properties (the Hyatt Regency New Orleans and the Hyatt Regency San Francisco, which was distributed to SHC LLC in connection with formation and structuring transactions related to the Offering) in an amount equal to 80% of hotel revenues less hotel operating expenses, or operating profit for those hotels. In addition, commencing March 1, 2004 when we acquired our joint venture partner’s interest in the Hamburg Marriott, lease revenue includes a fixed annual rent paid in monthly installments plus a percentage of the profits in excess of base rent. Lease revenue declined 6.4% for the six months ended June 30, 2004 as compared to the same period of 2003. The decreases in lease revenue from the New Orleans and San Francisco properties were partially offset by an increase in such revenue from the Hamburg Marriott after the acquisition of our joint venture partner’s interest in that property. For the REIT Assets, lease revenue decreased 7.2% for the six months ended June 30, 2004 as compared to the corresponding period of 2003.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2004 and 2003, including the amount and percentage changes in these results between the two periods.

	Six Months Ended June 30,		Change($)	Change(%)
	2004	2003
	(in thousands)
Hotel operating expenses:
Rooms	$43,608	$39,276	$4,332	11.0%
Food and beverage	65,645	62,008	3,637	5.9%
Other departmental expenses	77,497	71,681	5,816	8.1%
Management Fees	10,288	9,697	591	6.1%
Other property level expenses	18,157	18,736	(579)	(3.1)%

Total hotel operating expenses	$215,195	$201,398	$13,797	6.9%

Several factors, including increases in salaries and wages, employee benefits (especially workers’ compensation and health insurance), marketing and maintenance costs led to the $13.8 million, or 6.9%, increase in hotel operating expenses for the six months ended June 30, 2004, as compared to the same period in 2003. This increase in hotel operating expenses is primarily related to salaries, wages and related benefits ($8.3 million), corporate marketing costs ($0.6 million) and credit card commissions

($0.7 million), utility costs ($0.4 million) and management fees ($0.6 million). We experienced slight decreases in real estate taxes and operating insurance expenses. For the REIT Assets, hotel operating expenses increased 4.6% for the six months ended June 30, 2004 as compared to the corresponding period of 2003.

Depreciation and Amortization decreased by $2.4 million, or 5.7%, for the six months ended June 30, 2004 as compared to the same period in 2003. Some of our assets, including furniture, fixtures and equipment and building improvements, are depreciated over five years, and a portion of these assets became fully depreciated during 2004 and 2003.

For the REIT Assets, depreciation and amortization expense increased 4.0% for the six months ended June 30, 2004 as compared to the corresponding period of 2003. The increase in depreciation and amortization expense for the REIT Assets as compared to the decrease in depreciation and amortization expense for the historical portfolio is primarily because a significant portion of the fully depreciated assets discussed above were included in the Distributed Properties.

Corporate Expenses increased by $8.7 million to $20.2 million for the six months ended June 30, 2004 from $11.5 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $8.7 million is primarily attributable to an increase of $2.2 million mainly consisting of severance expense, $3.3 million of compensation expense related to the restricted stock units issued in conjunction with the Offering, $3.1 million of professional fees, offset by a $1.2 million decrease in unit appreciation rights plan expense. Our professional fees increased as a result of our recently settled litigation with Marriott.

Interest Expense, Net. The $2.8 million decrease in interest expense, net for the six months ended June 30, 2004 as compared to the corresponding period of 2003 was due to:

•	a $1.0 million decrease attributable to lower average borrowings;

•	a $0.3 million decrease due to lower average interest rates;

•	a $2.0 million decrease applicable to incremental interest costs associated with the repayment of our 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt; and

•	a $0.5 million decrease in amortization of deferred financing costs.

Partly offsetting the above decreases in interest expense, net were:

•	a $0.7 million decrease in interest income; and

•	a $0.3 million increase related to the mark-to-market of derivative instruments.

The components of “Interest expense, net” for the six months ended June 30, 2004 are summarized as follows:

•	mortgage debt ($43.5 million);

•	convertible debt ($4.0 million);

•	amortization of financing costs ($3.0 million); and

•	mark-to-market of derivative instruments ($0.4 million); offset by

•	interest income ($1.0 million).

Including convertible debt, the weighted average debt outstanding for the six months ended June 30, 2004 and 2003 was $1.6 billion and $1.7 billion, respectively, and the weighted average interest rates were 5.80% and 5.83%. At June 30, 2004, 30.3% of our total debt had variable interest rates and 69.7% had fixed interest rates.

Loss on Early Extinguishment of Debt. On January 29, 2003, we cancelled our bank credit facility and retired the 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt as described in note 5 to the accompanying unaudited condensed consolidated financial statements. In connection with these transactions, we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $12.6 million, was reported as “Loss on early extinguishment of debt” ($11.5 million) and was included in “Income from discontinued operations” ($1.1 million), in our unaudited condensed consolidated statement of operations for the six months ended June 30, 2003.

On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt in the first quarter of 2004.

On June 29, 2004, we repaid the CMBS 2003 using a portion of the proceeds from the Offering and the proceeds from the 2004 mortgage loan financings as described in note 5 to the accompanying unaudited condensed consolidated financial statements, and we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and our two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 5 to the accompanying unaudited condensed consolidated financial statements, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2004.

Other Expenses, Net. Other expenses, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other expenses, net amounted to $2.0 million of expense for the six months ended June 30, 2004 and $3.3 million of expenses for the six months ended June 30, 2003. The net expense decrease of $1.3 million is primarily attributable to two factors:

•	We had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($61.9 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, does not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive loss (to the extent deemed effective) and to other expenses, net (to the extent deemed ineffective). When marking these contracts to market we recorded a charge to other expenses, net of $2.7 million and $3.4 million for the six months ended June 30, 2004 and June 30, 2003, respectively. The net expense decrease was $0.7 million. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of June 30, 2004, we did not have any forward currency contracts.

•	During the six months ended June 30, 2004 and 2003, we recorded $0.8 million and $0.3 million net income, respectively, in our equity in earnings of joint ventures. The net increase in income of $0.5 million is due to a $1.1 million increase in the Prague hotel joint venture primarily due to business interruption proceeds received in the six months ended June 30, 2004. This increase in income was partially offset by a $0.6 million increase to other expenses due to a net loss in equity in earnings of the Hamburg Marriott joint venture of $0.1 million in the six months ended June 30, 2004 as compared to net income of $0.5 million in the six months ended June 30, 2003. We acquired the remaining interest in the Hamburg joint venture on March 1, 2004 and no longer record equity in earnings of joint ventures for this hotel.

Income Tax Expenses. Prior to the Offering, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain state income and franchise taxes and foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

In conjunction with the Offering, we elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our annual taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to federal, state and local income taxes.

For the six months ended June 30, 2004 and 2003, income tax expense is summarized as follows:

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Current expense	$881	$1,222
Deferred expense (benefit)	(526)	(473)

Income tax expense	$355	$749

Income tax expense decreased by $0.4 million for the six months ended June 30, 2004 as compared to the same period in 2003. This decrease in income tax expense is primarily due to income tax generated by a foreign entity that was liquidated in the latter part of 2003, and therefore, did not generate income tax in 2004.

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests decreased by $3.6 million to $(0.9) million for the six months ended June 30, 2004 from $2.7 million for the six months ended June 30, 2003. This decrease primarily results from the minority interests’ income in SHC Funding recorded after June 29, 2004, partially offset by the conversion of limited partnership interests to our accounting predecessor’s membership units on March 28, 2003 (as described in “— Liquidity and Capital Resources — Financing Activities — Cash Distributions”).

Income from Discontinued Operations. As described under “— Recent Trends and Events — Sales of Hotels”, we sold one hotel in the first quarter of 2004 (February 6, 2004), four hotels during the first quarter of 2003 (February 20, 2003) and one hotel in the second quarter of 2003 (June 18, 2003) and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the six months ended June 30, 2004 and 2003. Income from discontinued operations amounted to $75.7 million and $24.9 million for the six months ended June 30, 2004 and 2003, respectively. The net increase of $50.8 million is primarily attributable to the gain on sale for the hotel sold in the six months ended June 30, 2004, where we recorded a gain of $76.0 million as compared to the gain on five hotels sold in the six months ended June 30, 2003 of $21.0 million.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance capital expenditures necessary to maintain our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to improve our properties;

•	acquisitions;

•	future distributions paid to our stockholders to maintain our REIT status; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our new revolving credit facility described below and cash provided by operations will continue to be sufficient to meet our liquidity requirements for at least the next 12 months.

Revolving credit facility. On June 29, 2004, our operating partnership obtained a three-year commitment for a $120 million revolving credit facility from a group of lenders led by Deutsche Bank Securities, Inc. This revolving credit facility may be used to finance our working capital requirements and for general corporate purposes. Borrowings under this facility will bear interest at floating rates equal to, at our option, either: (i) LIBOR plus 375 basis points; or (ii) 250 basis points plus the higher of:

•	the prime rate announced by DBTCA, in effect on the date of borrowing; or

•	the Federal Funds Rate in effect on such day plus 50 basis points.

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of August 9, 2004, there was no amount outstanding under this facility.

Our new credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $325 million;

•	minimum ratio of consolidated EBITDA to cash interest expense of 2.75;

•	minimum ratio of consolidated EBITDA to fixed charges, as defined, of 1.5; and

•	the ratio of consolidated indebtedness to gross asset value may not exceed 70% (reduced to 65% on the second anniversary of closing).

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The new credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis;

•	restricted payments, including dividends, may not exceed 90% of funds from operation, as defined (subject to dividend payments to preserve our REIT status);

•	there may be no additional indebtedness or guaranties other than; (i) property-level non-recourse indebtedness on to-be-acquired assets; (ii) the $208.5 million fixed rate mortgage loan and the $200.0 million floating rate note that were issued pursuant to an indenture with LaSalle Bank, N.A., as note trustee for the benefit of the noteholders; (iii) certain existing mortgage indebtedness; and (iv) ordinary course obligations; and

•	neither we nor SHC Funding will be allowed to enter into a merger or a similar transaction unless SHC Funding is the surviving entity and there is no change in the type of business conducted, or the transaction is approved in advance by the lenders.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue. Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, bank credit facilities and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions imposed by existing lenders. Based on our internal evaluation of our properties, the estimated value of our properties exceeds the outstanding amount of mortgage debt that encumber those properties. Therefore, we believe that additional funds could be obtained, either in the form of mortgage debt or additional unsecured borrowings. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Operating Activities. Net cash used in operating activities was $49.5 million for the six months ended June 30, 2004, compared to net cash provided by operating activities of $20.4 million for the six months ended June 30, 2003. Cash flow from operations decreased primarily because of our sale of five hotels during 2003 and one hotel in February 2004, an increase in corporate expenses and the payment of French income tax of approximately €$25.1 ($30.1 million) related to the 2003 sale of Paris Marriott. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows expected after completion of the Offering.

Investing Activities. Net cash flows provided by investing activities was $156.1 million for the six months ended June 30, 2004, compared to $141.9 million for the six months ended June 30, 2003. The significant investing activities are summarized below:

•	we sold one hotel during the six months ended June 30, 2004 for net sales proceeds of $156.4 million and five hotels during the six months ended June 30, 2003 for net sales proceeds of $154.6 million.

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	in connection with acquiring our joint venture partner’s interest in the Hamburg Marriott in March 2004, we increased our restricted and unrestricted cash by $4.9 million and $3.1 million, respectively.

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.2 million in the first quarter of 2004 and $1.9 million in the second quarter of 2004.

•	we disbursed $14.9 million and $12.1 million during the six months ended June 30, 2004 and 2003, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash flows used in financing activities were $154.7 million for the six months ended June 30, 2004 compared to $169.8 million for the six months ended June 30, 2003. During the six months ended June 30, 2004, we received proceeds from issuance of our common stock in the Offering, net of offering costs, of $216.9 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.2 billion. In addition, we made payments on mortgage debt totaling $1.4 billion, including retirement of mortgage and other debt in connection with the financing discussed below, retirement of mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repayment of a loan from the City of Burbank, California and scheduled principal payments. We also distributed $215.0 million to SHC LLC in connection with the Offering. Significant financing activities applicable to the six months ended June 30, 2003 and 2004 are described below.

Mortgage Debt and Financing Obligation Payable. During the six months ended June 30, 2004, our mortgage and other debt decreased from $1.5 billion at December 31, 2003 to $0.4 billion. The net decrease of $1.1 billion was due to the following: (a) on June 29, 2004, in connection with the Offering, our repayment of mortgage debt of $1.3 billion; (b) $204.2 million of debt being eliminated at the time of the Offering due to the restructuring of the Paris Marriott relationship as described under “-Recent Trends and Events-Sales of Hotels”; (c) retirement of the $6.0 million loan payable to the City of Burbank, California; and (d) payment of $1.1 million of mortgage debt principal payments required under various loan agreements. This decrease was partially offset by two mortgage loan financings of $408.5 million completed on June 29, 2004.

Convertible Debentures and Limited Partnership Units. On March 28, 2003, in connection with our accounting predecessor’s March 31, 2003 cash distribution to its members, holders of its convertible debentures elected to convert the following principal amounts to membership units of our accounting predecessor: 7.5% debentures ($191.0 million); 6.5% debentures ($117.2 million); and 8.5% mortgage notes ($25.0 million). These conversions increased SHC LLC’s outstanding membership units by 36,539,816 units. The convertible LP “B” units had certain rights that allow them to participate in cash distributions as if they held SHC LLC membership units. On March 28, 2003, holders of LP “A” and “C” units totaling $95,399,829 converted to LP “B” units to participate in the March 31, 2003 cash distribution.

During 2003, our accounting predecessor paid approximately $62.8 million to redeem all outstanding convertible 8.5% mortgage notes and LP “A” units at their principal/cost amounts. This conversion and redemption of debt and LP units decreased our accounting predecessor’s annual payments for interest on convertible debt and profit distributions to minority interests by approximately $24 million.

Cash Distributions. On March 31, 2003, our accounting predecessor paid a $229.1 million cash distribution to holders of its membership units ($176.4 million) and convertible LP “B”/LLC units ($52.7 million). The distribution per unit amounted to $2.177. Under the terms of the convertible debt agreements, the holders of such debt and the holders of the LP “A” and “C” units had the right to convert their debt/minority interests to membership units/LP “B” units and participate in a cash distribution. In addition, the LP “C” units had a portion of their semi-annual distributions deferred in the same manner as interest is deferred on the 7.5% debentures. Payment of deferred interest ($13.4 million) and these deferred distributions ($7.2 million) was required in connection with the March 31, 2003 cash distribution to members.

On October 24, 2003, our accounting predecessor paid a $110 million cash distribution to holders of its membership units ($84.8 million) and convertible LP “B”/LLC units ($25.2 million). The distribution per unit amounted to $1.039. Holders of 6.5% debentures aggregating $4.5 million converted their debentures into 574,324 membership units and participated in the distribution. The convertible LP “B”/LLC units were included in the distribution to SHC LLC on June 29, 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2004:

	Payments Due by Period
	Total	Remainder of 2004	2005-2007	2008-2009	Thereafter
	(in thousands)
Long-term debt obligations	$415,418	$1,404	$9,273	$213,991	$190,750
Bank credit facility	$31,500	$—	$31,500	$—	$—
Operating lease obligations—ground leases and office space	$4,393	$172	$967	$160	$3,094
Deferred fees under hotel management contracts	$2,421	$87	$350	$350	$1,634

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2004, $14.9 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.5% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Amounts are capitalized as incurred. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Derivative Financial Instruments

We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We use outside consultants to determine the fair values of our derivative instruments. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized.

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50 million to eliminate the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the Inter.Continental Prague. The forward exchange agreements expire in August 2004. The above hedges have been designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements have been deemed ineffective and, as such, do not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements are recorded in “Accumulated other comprehensive income (loss)” (to the extent deemed effective) and to “Other expenses, net” (to the extent deemed ineffective) with an offsetting entry to “Accounts payable and accrued expenses”. These contracts were distributed to SHC LLC in conjunction with the Offering. For the six months ended June 30, 2004, our mark-to-market adjustments of these contracts resulted in a $2.7 million charge to “Other expenses, net” and a $3.7 million reduction of “Accumulated other comprehensive income (loss)”.

Off-Balance Sheet Arrangements

In August 1999, we and an affiliate of GIC Real Estate Pte Ltd, which we refer to as GIC RE, the real estate investment arm of the Government of Singapore Investment Corporation Pte Ltd, entered into an investment agreement for the purpose of acquiring hotels in certain European markets. The investment agreement period ended during 2002. The investment agreement provided for capital commitments from us and the GIC RE affiliate in amounts that result in us and the GIC RE affiliate effectively owning 35% and 65%, respectively, of hotels acquired. Concurrent with the execution of the investment agreement, we and the GIC RE affiliate entered into an asset management agreement pursuant to which we agreed to provide various services with respect to acquiring and financing hotels, negotiating third-party management contracts and reviewing hotel operations. Annual management fees are based upon each hotel’s earnings before interest, taxes, depreciation and amortization, or EBITDA. We can also earn an incentive fee upon the occurrence of certain events such as the sale of a hotel. However, no incentive fees are payable unless the investors have received proceeds equal to their capital contributions and a specified investment return.

Under the above-described agreements, we and the GIC RE affiliate formed joint ventures that acquired the 277-room Hamburg Marriott in June 2000 and the 364-room Inter.Continental Prague in August 1999. See the previous discussion related to the Hamburg sale and leaseback transaction and our acquisition of GIC RE’s 65% interest in the Hamburg Marriott joint venture under “—Recent Trends and Events—Sales of Hotels”.

At June 30, 2004, our investment in the Prague joint venture was $10.5 million. We account for this investment under the equity method of accounting. Our equity in earnings of hotel joint ventures (included in these amounts are our equity in earnings in the Prague joint venture and equity in earnings in the Hamburg joint venture through March 1, 2004), is $0.8 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively, and is included in “Other expenses, net” in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the Inter.Continental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($77.1 million) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €73.3 million ($89.4 million) outstanding under this arrangement at June 30, 2004. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million and $0 in the six months ended June 30, 2004 and 2003, respectively.

On June 14, 2000, we invested $5.7 million in the joint venture that purchased the Hamburg Marriott. Also on June 14, 2000, in connection with its simultaneous purchase of the hotel, the joint venture owning the Hamburg Marriott entered into a loan agreement with Rheinhyp Rheinische Hypothekenbank Aktiengesellschaft. This loan was retired in February 2004 using proceeds from the DIFA sale and leaseback transaction described above under “—Recent Trends and Events—Sales of Hotels”. While outstanding, the loan, with an original principal amount of €29.9 million ($28.7 million), provided for interest at EURIBOR plus 0.85% and required interest payments monthly, quarterly or semi-annually as agreed by the joint venture and the lender. Principal was paid in December of each year with 1% of the original loan balance paid in 2000 and 2% of the original loan balance payable in 2001 through 2006, with a final installment due June 14, 2007.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. The following is a summary of ongoing transactions with related parties that may impact our future operating results. See “Item 1. Financial Statements – Note 9 Related Party Transactions” for a more complete discussion of these and other transactions with related parties.

Relationship with Strategic Hotel Capital, LLC. Prior to the Offering, all our senior executive officers, other than James H. Lyman, were employed by SHC LLC. In addition, we have agreed to asset manage the Distributed Properties and will collect management fees, including an initial yearly base fee of $5.0 million, subject to reduction as properties are sold, under an asset management agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Impairment of Long-lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative Instruments and Hedging Activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statement of operations or as a component of equity on the consolidated balance sheet. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

Seasonality

The lodging business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Revenues for hotels in tourist areas generally are greater during tourist season than other times of the year. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, SARS, airline strikes, economic factors and other considerations affecting travel. Hotel revenues by quarter during 2001, 2002, 2003 and 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues
2001	$182,457	$171,787	$132,257	(1)	$145,865	(1)
2002	$152,281	$153,664	$125,743		$159,197
2003	$141,937	$139,401	$130,503		$153,713
2004	$147,131	$151,803

(1)	The third and fourth quarter results for 2001 were significantly affected by the terrorist attacks on September 11, 2001.

To the extent that cash flows from operations are insufficient during any quarter due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to make distributions to our stockholders.

New Accounting Standards

There are no accounting pronouncements or interpretations that have been issued but not yet adopted that we believe would have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt has a fixed interest rate. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. As of June 30, 2004, our total outstanding mortgage debt was approximately $408.5 million, of which approximately $104.0 million, or 25.5%, was variable rate debt. If market rates of interest on our variable rate mortgage debt increase by 50%, or approximately 65 basis points, the increase in interest expense on the variable rate mortgage debt would decrease future earnings and cash flows by approximately $0.7 million annually. If market rates of interest on our variable rate mortgage debt decrease by 10%, or approximately 15 basis points, the decrease in interest expense on our variable rate mortgage debt would increase future earnings and cash flows by approximately $0.2 million annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our exposure applicable to net operating cash flows.

To manage the currency exchange risk applicable to equity positions in foreign hotels, we may use long-term mortgage debt denominated in the local currency. In addition, we may enter into forward or option contracts.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of June 30, 2004. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2004 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As more fully described in our prospectus dated June 23, 2004 (File No. 333-112846) as filed with the Commission, on August 20, 2002, one of our subsidiary entities, SHC Rancho, LLC, which owns the Marriott Rancho Las Palmas Resort hotel, and two of SHC LLC’s subsidiary entities, SHC Laguna Niguel I, LLC and SHC Beverly Hills II, LLC, which own the Ritz-Carlton, Laguna Niguel hotel and Loews Beverly Hills (formerly known as the Renaissance Beverly Hills)

hotel, respectively, filed a lawsuit in the Superior Court of the State of California, Los Angeles County, against Marriott International, Inc., Marriott Hotel Services, Inc., The Ritz-Carlton Hotel Company, LLC and Renaissance Hotel Operating Company, relating to certain management arrangements between various Marriott entities and us. On June 5, 2004, we entered into a settlement agreement with Marriott regarding this litigation, portions of which were subject to receipt of third party consents. As of June 29, 2004, except for certain foreign consents, all such third party consents were received and all material agreements contemplated by the settlement agreement became effective.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a) None.

(b) None.

(c) On June 29, 2004, concurrently with the consummation of the Offering and as part of our formation and structuring transactions described in our prospectus dated June 23, 2004 as filed with the Commission (File No. 333-112846) relating to the Offering:

•	pursuant to the terms of the Structuring and Contribution Agreement, dated February 13, 2004 (the Structuring and Contribution Agreement), SHC Funding issued 14,005,295 membership units that are exchangeable for shares of our common stock to SHC LLC, in consideration for SHC LLC’s contribution of 12 of our properties The issuance of these units to SHC LLC was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended (the Securities Act).

•	pursuant to the terms of the Structuring and Contribution Agreement, SHC Funding issued 5,106,551 membership units that are exchangeable for shares of our common stock to Strategic Hotel Capital Limited Partnership, which we call SHC LP, in consideration for the transfer of SHC LP’s interests in the Marriott Lincolnshire and New Orleans Hyatt to SHC Funding. The issuance of these units to SHC LP was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

•	pursuant to the terms of the Structuring and Contribution Agreement, we amended the operating agreement of SHCI Santa Monica Beach Hotel, L.L.C., our subsidiary that owns the Loews Santa Monica Beach Hotel, to allow the non-managing member, Santa Monica Hotel Associates, LLC, to exchange its interests in that subsidiary into 85,714 membership units of SHC Funding, which are exchangeable for shares of our common stock. The issuance of these units to Santa Monica Beach Hotel Associates, LLC, if any, will be effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

SHC LLC distributed in a pro rata distribution to its equity holders the 14,005,295 membership units it received from SHC Funding, as follows:

•	pursuant to the terms of the Structuring and Contribution Agreement, Whitehall exchanged all the 4,879,178 membership units of SHC Funding that it received in the pro rata distribution by SHC LLC for an equal number of shares of our common stock. The issuance of such shares to Whitehall was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

•	pursuant to the terms of the Structuring and Contribution Agreement, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors, LLC, which we collectively call Prudential, exchanged all the 3,774,856 membership units of SHC Funding that they received in the pro rata distribution by SHC LLC for an equal number of shares of our common stock. The issuance of such shares to Prudential was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

•	pursuant to the terms of the Structuring and Contribution Agreement, the Geller Family Investment Limited Partnership, of which Laurence Geller is the general partner, received 45,606 membership units in the pro rata distribution by SHC LLC in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which units do not become exchangeable for shares of our common stock until 12 months after the Offering.

•	pursuant to the terms of the Structuring and Contribution Agreement, the other equity owners of SHC LLC received approximately 5,305,655 membership units in the pro rata distribution by SHC LLC in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act, which units do not become exchangeable for shares of our common stock until 12 months after the Offering.

The outstanding membership units discussed above generally are redeemable at the option of the holder of the unit, in some cases after the expiration of a certain period of time, and if the redemption right is exercised we may at our option redeem the affected units by exchanging them for shares of our common stock on a one-for-one basis.

(d) The following use of proceeds information is being provided with respect to our registration statement on Form S-11 (File No. 333-112846), which was declared effective by the Securities and Exchange Commission on June 23, 2004.

Our Offering of common stock, par value $0.01 per share, commenced on June 23, 2004 following the effectiveness of our registration statement on Form S-11 (File No. 333-112846). 17,600,000 shares of our common stock registered under the Securities Act of 1933, pursuant to the registration statement were issued and sold on June 29, 2003 at a public offering price of $14.00 per share and 2,640,000 shares of our common stock registered under the Securities Act of 1933, pursuant to the registration statement were issued and sold on July 9, 2004 pursuant to the exercise of the underwriters’ over-allotment option to purchase additional shares of our common stock at a public offering price of $14.00 per share. The Offering terminated after the issue and sale of shares of our common stock pursuant to the over-allotment option on July 9, 2004.

Goldman, Sachs & Co., acted as representative of the underwriters, which included Goldman, Sachs & Co., Deutsche Bank Securities Inc., Banc of America Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC and Raymond James & Associates, Inc.

The Offering of 17,600,000 shares of common stock on June 29, 2004 generated gross proceeds of $246,000,000 and net proceeds of approximately $229,152,000, after deducting the underwriting discount of $17,248,000. All of these shares of common stock were sold by us and there were no selling stockholders in the Offering. Goldman, Sachs & Co., the representative of the underwriters, which received a portion of the underwriting discount, is affiliated with Whitehall, which owns more than 10% of our common stock.

After giving effect to the payment of a portion of the expenses described below, we contributed the net proceeds of the Offering to our operating partnership, SHC Funding, in exchange for membership units in the operating partnership. The operating partnership used those net proceeds, along with the proceeds received by it from new mortgage borrowings and the proceeds received by SHC Funding in connection with the refinancing of its indebtedness, to:

•	repay all outstanding principal relating to approximately $1.3 billion of mortgages secured by all but the operating partnership’s domestic properties;

•	retire approximately $28.6 million of outstanding principal and accrued interest relating to the approximate $65 million principal balance of an unsecured loan payable by the operating partnership to SHC LP, an affiliated entity; and

•	pay fees and expenses relating to the Offering and the related financings of approximately $23.9 million, including the $2.5 million fee for financial advisory services paid to Goldman, Sachs & Co. and the $1.0 million fee for structuring advice paid to Prudential, as described below.

Goldman, Sachs & Co., which received a fee of $2.5 million for financial advisory services provided in connection with the financings related to the formation and structuring transactions described in our prospectus, dated June 23, 2004, as filed with the Commission is affiliated with Whitehall, which owns more than 10% of our common stock.

Prudential, which owns more than 10% of our common stock, received a fee of $1.0 million for providing structuring advice in connection with the Offering.

The Offering of 2,640,000 shares of our common stock pursuant to the exercise of the underwriters’ over-allotment option on July 9, 2004 generated gross proceeds of $36,960,000 and net proceeds of approximately $34,372,800, after deducting the underwriting discount of $2,587,200. All of these shares of common stock were sold by us and there were no selling stockholders in the Offering pursuant to the exercise of the over-allotment option. Goldman, Sachs & Co., the representative of the underwriters, which received a portion of the underwriting discount, is affiliated with Whitehall.

We contributed the net proceeds of the Offering pursuant to the exercise of the over-allotment option to our operating partnership, SHC Funding, in exchange for membership units in the operating partnership. The operating partnership used the net proceeds of approximately $34.4 million to repay $31.5 million of outstanding principal amounts under our senior secured revolving credit facility. The remaining amount has been used for general corporate purposes.

(e) The following repurchases of equity securities were made during the quarter ended June 30, 2004:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2004	0		N/A	N/A	N/A
May 1 – May 31, 2004	0		N/A	N/A	N/A
June 1 – June 30, 2004	100	*	$.01	N/A	N/A
Total	100		$.01

*	Prior to the Offering, we were a wholly-owned subsidiary of SHC LLC, which prior to the closing of the Offering owned all of the 100 shares of our common stock outstanding. We repurchased all of these shares upon completion of the Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 21, 2004, resolutions relating to the following matters were adopted by unanimous written consent of our sole stockholder:

•	Approval and adoption of the Articles of Amendment and Restatement of the Corporation

•	Approval and adoption of the Strategic Hotel Capital, Inc. 2004 Incentive Plan

•	Approval and adoption of the Strategic Hotel Capital, Inc. Employee Stock Purchase Plan

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit No.	Description of Exhibit
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	We did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 13, 2004

STRATEGIC HOTEL CAPITAL, INC.

BY:	/s/ James H. Lyman
James H. Lyman
Chief Financial Officer