Form 10-Q
period 2004-09-30
STRATEGIC HOTEL CAPITAL INC
filed 2004-11-10
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes*    ☐ No

*	The registrant became subject to the Securities Exchange Act of 1934 on June 23, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes     ☒ No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 9, 2004 was 30,035,701.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2004	December 31, 2003
Assets
Property and equipment	$953,904	$1,881,840
Less accumulated depreciation	(210,616)	(472,645)

Net property and equipment	743,288	1,409,195

Goodwill and intangible assets (net of accumulated amortization of $118 and $0)	73,614	259,150
Assets of discontinued operations	—	80,519
Investment in hotel joint ventures	10,934	23,392
Cash and cash equivalents	32,123	107,437
Restricted cash and cash equivalents	27,114	85,697
Accounts receivable (net of allowance for doubtful accounts of $346 and $772)	23,486	31,030
Deferred financing costs (net of accumulated amortization of $724 and $8,609)	11,872	29,247
Other assets	75,602	53,854

Total assets	$998,033	$2,079,521

Liabilities and Owners’ Equity
Liabilities:
Accounts payable and accrued expenses	$56,159	$124,422
Distributions payable	8,721	—
Bank credit facility	50,000	—
Mortgages and other debt payable	490,017	1,505,984
Convertible debt	—	122,030
Liabilities of discontinued operations	—	68,153
Deferred fees on management contracts	2,377	12,256
Deferred gain on sale of hotels	110,057	—

Total liabilities	717,331	1,832,845
Minority interests	66,554	107,608
Owners’ equity:
Members’ capital	—	875,767
Distributions to members	—	(439,377)
Common shares ($0.01 par value; 150,000,000 common shares authorized; 30,035,701 common shares issued and outstanding)	300	—
Additional paid-in capital	483,212	—
Deferred compensation	(2,193)	—
Accumulated deficit	(262,455)	(285,206)
Accumulated distributions to owners	(6,652)	—
Accumulated other comprehensive income (loss)	1,936	(12,116)

Total owners’ equity	214,148	139,068

Total liabilities and owners’ equity	$998,033	$2,079,521

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rooms	$44,544	$76,391	$215,937	$232,958
Food and beverage	25,030	35,992	110,148	117,057
Other hotel operating revenue	9,798	12,993	36,994	40,454

	79,372	125,376	363,079	390,469
Lease revenue	5,692	5,127	20,919	21,372

Total revenues	85,064	130,503	383,998	411,841

Operating Costs and Expenses:
Rooms	11,314	20,419	54,922	59,695
Food and beverage	19,510	29,674	85,155	91,682
Other departmental expenses	26,057	36,604	103,554	108,284
Management fees	2,997	4,163	13,285	13,861
Other property level expenses	5,769	8,010	23,927	26,746
Lease expense	3,189	—	3,189	—
Depreciation and amortization	10,753	19,988	50,810	62,444
Corporate expenses	4,299	4,755	24,493	16,272

Total operating costs and expenses	83,888	123,613	359,335	378,984

Operating income	1,176	6,890	24,663	32,857
Interest expense	6,254	28,083	57,097	82,384
Interest income	(43)	(704)	(1,013)	(2,332)
Loss on early extinguishment of debt	17	2,977	21,963	14,528
Other (income) expenses, net	(1,359)	1,722	684	5,032

Loss before income taxes, minority interests and discontinued operations	(3,693)	(25,188)	(54,068)	(66,755)
Income tax expense (benefit)	405	(2,293)	760	(1,544)
Minority interests	(989)	155	(1,917)	2,834

Loss from continuing operations	(3,109)	(23,050)	(52,911)	(68,045)
Income from discontinued operations	—	775	75,662	25,684

Net (Loss) Income	(3,109)	(22,275)	22,751	(42,361)
Mark to market of derivative instruments	(1,245)	171	(1,857)	(1,577)
Reclassification to earnings:
Interest expense	—	3,062	384	3,092
Loss on early extinguishment of debt	—	—	1,740	1,767
Other expenses, net	—	2,467	83	2,467
Other currency translation adjustment activity	(264)	(2,912)	13,702	(1,831)

Comprehensive (Loss) Income	$(4,618)	$(19,487)	$36,803	$(38,443)

Basic and Diluted (Loss) Income Per Share:
Loss from continuing operations per share	$(0.11)	$(1.21)	$(2.36)	$(4.18)
Income from discontinued operations per share	—	0.04	3.38	1.58

Net (loss) income per share	$(0.11)	$(1.17)	$1.02	$(2.60)

Weighted-average common shares outstanding	28,689,288	19,007,969	22,379,762	16,297,666

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$22,751	$(42,361)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interests	(1,917)	2,834
Deferred income tax benefit	(602)	(32,315)
Depreciation and amortization	50,810	66,952
Amortization of deferred financing costs	3,751	5,828
Equity in earnings (losses) of hotel joint ventures	(816)	1,539
Deferred compensation expense	3,710	—
Gain on sale of assets	(75,982)	(21,072)
Recognition of deferred and other gains, net	(954)	—
Loss on early extinguishment of debt	19,066	15,611
Mark to market of derivatives included in other expenses, net	2,691	3,738
Mark to market of derivatives included in interest expense	384	152
Increase in accounts receivable	(5,013)	(3,934)
Increase in other assets	(25,936)	(2,666)
(Decrease) increase in accounts payable and accrued expenses	(43,386)	29,574

Net cash (used in) provided by operating activities	(51,443)	23,880

INVESTING ACTIVITIES:
Proceeds from sale of assets	156,354	154,572
Distributions from hotel joint ventures	15,602	5,775
Acquisition of interest in hotel joint venture	(162)	—
Acquisition of property	(122,992)	—
Restricted and unrestricted cash acquired	7,743	—
Capital expenditures	(18,096)	(17,744)
Decrease in restricted cash and cash equivalents	(9,564)	(1,868)

Net cash provided by investing activities	28,885	140,735

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	251,234	—
Proceeds from bank credit facility	86,500	—
Payments on bank credit facility	(36,500)	—
Proceeds from mortgage debt and other debt	1,208,500	1,170,000
Payments on mortgage debt and other debt	(1,362,220)	(1,128,645)
Financing costs	(33,605)	(30,139)
Proceeds from financing obligation	—	184,255
Recoverable value added tax on financing obligation	—	(14,569)
Purchase and redemption of convertible mortgage notes	—	(37,750)
Redemption of Limited Partnership A units	—	(25,068)
Payment of deferred interest on convertible debentures	—	(13,384)
Distributions to minority interest holders	(274)	(62,552)
Distributions to members	—	(176,589)
Distribution to SHC LLC	(233,956)	—
Decrease in restricted cash and cash equivalents	68,133	12,318

Net cash used in financing activities	(52,188)	(122,123)

Effect of translation adjustment on cash	(568)	558

Net change in cash and cash equivalents	(75,314)	43,050
Cash and cash equivalents, beginning of period	107,437	163,151

Cash and cash equivalents, end of period	$32,123	$206,201

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS –

(CONTINUED)

(In Thousands)

	Nine months ended September 30,
	2004	2003
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debentures and mortgage note to membership units:
- 6.5% debentures, net of deferred costs of $1,318 in 2003	$—	$(115,832)

- 7.5% debentures	$—	$(191,015)

- 8.5% mortgage note	$—	$(25,000)

Members’ capital	$—	$331,847

Mark to market of derivative instruments
- To accumulated other comprehensive loss	$1,857	$1,577

Reclassification from minority interest to convertible debt	$—	$7,291

Acquisition of Interest in Joint Venture
- Building	$45,482	$—

- Finance obligation	$50,672	$—

- Investment in hotel joint venture	$2,230	$—

- Net working capital	$3,122	$—

Sale of Hotels
Assets	$138,225	$—

Liabilities	$247,274	$—

Deferred Gain	$109,049	$—

Distribution of net assets to SHC LLC	$(12,852)	$—

Distribution Payable	$8,721	$—

Restricted Stock Units	$2,921	$—

Cash Paid For:
Interest	$(55,966)	$(93,266)

Taxes, net of refunds	$(35,764)	$(604)

Other Transactions:
Redemption of units to common shares – see note 6.

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotel Capital, Inc. and subsidiaries (SHCI or the Company) is a real estate investment trust (REIT) that was formed in January 2004. SHCI conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SHC Funding).

SHCI acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHCI’s portfolio includes 15 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

On June 29, 2004, SHCI completed its initial public offering (the Offering) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the Offering, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the Offering, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests in seven hotels, and SHCI, a public entity with interests in SHC Funding, the “operating partnership” in an UPREIT structure that holds interests in the remaining 14 hotels. Contemporaneous with the Offering, SHC Funding became owned by SHCI, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHCI is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC. As of September 30, 2004, SHCI exercised control over SHC Funding as its managing member and majority membership holder and consolidates SHC Funding. SHC Funding’s financial results for periods prior to June 29, 2004 include those of the seven properties distributed to the new SHC LLC through the date of the Offering.

Along with the seven hotels not retained by SHC Funding, the new SHC LLC retained available corporate cash on hand prior to the Offering, an $11.8 million liability relating to forward currency contracts, and $129.3 million of outstanding convertible debentures and Class C units of its limited partnerships.

During the three months ended September 30, 2004, SHCI distributed $18,979,000 to the new SHC LLC as final settlement on the reverse spin-off transaction described above. See additional information in note 6.

As of September 30, 2004, SHC Funding owns or leases the following 15 hotels:

1. Four Seasons Punta Mita Resort

2. Four Seasons Mexico City

3. Hyatt Regency La Jolla

4. Hyatt Regency Phoenix

5. Hyatt Regency New Orleans

6. Loews Santa Monica Beach Hotel

7. Hilton Burbank Airport

8. Embassy Suites Lake Buena Vista

9. Marriott Rancho Las Palmas

10. Marriott Lincolnshire

11. Marriott Schaumburg

12. Marriott Champs-Elysees Paris

13. Marriott Hamburg

14. Ritz-Carlton Half Moon Bay (acquired August 24, 2004)

15. Inter.Continental Prague (joint venture)

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

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. As described more fully in note 1, SHCI controls the operations of SHC Funding, an operating partnership in an UPREIT structure, and consolidates the operating partnership. SHC Funding owns 35% of one hotel joint venture at September 30, 2004, which is accounted for by SHC Funding using the equity method of accounting. Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation.

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

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2004 and December 31, 2003, restricted cash and cash equivalents includes $15,848,000 and $27,393,000, respectively, that will be used for property and equipment replacement in accordance with each hotel’s management or lease agreement. At September 30, 2004 and December 31, 2003, restricted cash reserves of $11,266,000 and $58,304,000, respectively, required by loan and other agreements are also included in restricted cash and cash equivalents.

Per Share Data:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the Offering for purposes of the weighted average share calculation. SHCI’s basic and diluted earnings per share are the same for all periods presented. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share as of September 30, 2004, because they would have been antidilutive, are as follows (in thousands):

Restricted stock units	421
Conversion of minority interests	9,316
Conversion of minority interests – option shares	86

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive Income (Loss):

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s accumulated other comprehensive income (loss) results from unrealized gains (losses) on foreign currency translation adjustments (CTA), the hedging of debt, and the mark to market of certain derivative financial instruments. The accumulated amount of these adjustments were income (losses) of $3,728,000 and $(9,974,000) for CTA and $(1,792,000) and $(2,142,000) for derivative activities as of September 30, 2004 and December 31, 2003, respectively.

Use of Estimates:

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Income Taxes:

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax laws. Accordingly, we will be subject to tax in those jurisdictions.

3.	PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding joint venture hotels and assets of discontinued operations (note 4):

	September 30, 2004	December 31, 2003
	(in thousands)
Land	$102,563	$250,803
Leasehold interests	11,633	11,633
Buildings	628,934	1,160,668
Building improvements	30,198	105,766
Site improvements	12,786	25,716
Furniture, fixtures and equipment	164,050	314,921
Improvements in progress	3,740	12,333

Total property and equipment	953,904	1,881,840
Less accumulated depreciation	(210,616)	(472,645)

Net property and equipment	$743,288	$1,409,195

Wholly-owned hotel properties	14	19
Hotel rooms	5,820	8,733

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount.

	September 30, 2004	December 31, 2003
Southern California	34.9%	26.7%
New Orleans, LA	17.9	7.9
Northern California	12.0	18.3
Chicago, IL	10.7	4.6
Phoenix, AZ	7.6	3.4
Orlando, FL	3.8	1.7
New York, NY	—	21.9
Washington, D.C.	—	5.5

	86.9	90.0
Mexico	11.9	5.2
Paris, France	1.2	4.8

Total	100.0%	100.0%

On August 24, 2004, the Company purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for $122,992,000. The acquisition was financed using mortgage debt, the revolving line of credit and available cash. See note 5 for additional information regarding the amended loan agreement resulting from the acquisition of the Ritz-Carlton Half Moon Bay.

The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotel has been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net (loss) income and basic and diluted (loss) income per share for the three and nine months ended September 30, 2004 and 2003 would have been reported as follows if the acquisition had occurred at the beginning of each of the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Total revenue	$92,705	$143,966	$412,349	$445,857
Net (loss) income	(3,133)	(21,649)	19,042	(44,220)
Net (loss) income per share:
Basic and diluted	$(0.11)	$(1.14)	$0.85	$(2.71)

The following is a summary of the combined preliminary allocation of the purchase price, which may be revised upon completion of valuation procedures:

(in thousands)
Land	$18,600
Building	75,700
Site improvements	3,700
Furniture, fixtures and equipment	8,000
Goodwill and intangible assets	18,508
Net working capital	(1,516)

Total purchase price	$122,992

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On February 24, 2004, (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,325,000 ($4,135,000 based on the foreign exchange rate as of September 30, 2004) annually (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. In connection with entering into the Bank Guarantee, Bohus entered into a Guarantee Issuance Facility (GIF 2004) with Barclays. Under GIF 2004, Bohus made an initial cash deposit with Barclays of €2,500,000 ($3,138,000) and agreed to make additional semi-annual cash deposits of €500,000 ($628,000) until the cash collateral equals the lesser of €5,000,000 ($6,277,000) or the outstanding amount of the guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,134,000). SHCI has agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the original lease agreement that provide for continuing involvement (as defined by GAAP) by Bohus, Bohus had initially accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its consolidated balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

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

In conjunction with the Offering, the Company eliminated the previously collateralized guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and now records lease expense instead of mortgage interest and depreciation expense. In addition, SHCI funded a security deposit with the lessor, representing approximately 18 months of the minimum rent. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction. For the three and nine months ended September 30, 2004, SHCI recognized $39,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying unaudited condensed consolidated statements of operations.

In July 2003, the Company sold the real estate applicable to the Paris Marriott Champs Elysées hotel (Paris Marriott) to DIFA, which then leased the hotel to a subsidiary of the Company. After this transaction, SHCI continued to report the Paris Marriott on its consolidated balance sheet accounting for the transaction as a finance obligation and continued to consolidate its results because of SHCI’s continued involvement in supporting the financing of the property through a collateralized guarantee. In conjunction with the Offering, the Company eliminated the previously collateralized guarantee and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and now records lease expense instead of mortgage interest and depreciation expense. In addition, SHCI funded a security deposit with the lessor, representing approximately 16 months of the minimum rent. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction. For the three and nine months ended

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

September 30, 2004, SHCI recognized $1,083,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying unaudited condensed consolidated statements of operations.

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the unaudited condensed consolidated statements of operations for all periods presented. SHCI employs a strategy to acquire hotels and utilizes its expertise in asset management to increase hotel value. Once a hotel has been fully optimized, or is no longer deemed strategic, SHCI will divest the property and re-deploy the capital in line with its current corporate priorities. Consistent with this strategy, on February 20, 2003, certain subsidiaries of the Company sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). On June 18, 2003, a subsidiary of the Company sold one hotel located in Chicago, Illinois. Net sales proceeds aggregated $141,868,000 and $12,704,000 on February 20, 2003 and June 18, 2003, respectively, and were used to partially fund cash distributions and for other general corporate purposes. Additionally, on February 6, 2004, the Company sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Hotel operating revenues	$—	$—	$—	$9,260
Lease revenue	—	3,378	257	12,519

Total revenues	—	3,378	257	21,779
Operating costs and expenses	—	3	—	6,724
Depreciation and amortization	—	1,256	—	4,508

Total operating costs and expenses	—	1,259	—	11,232

Operating income	—	2,119	257	10,547
Interest expense	—	(1,444)	(577)	(4,891)
Interest income	—	—	—	38
Loss on early extinguishment of debt	—	—	—	(1,083)
Gain on sale of assets	—	100	75,982	21,073

Income from discontinued operations	$—	$775	$75,662	$25,684

The long-lived assets and mortgage debt for the Washington. D.C. hotel were classified as “Assets of discontinued operations” and “Liabilities of discontinued operations”, respectively, on the unaudited condensed consolidated balance sheet as of December 31, 2003.

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	INDEBTEDNESS

Bank Credit Facility

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities, Inc. This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. The initial borrowing base of $120,000,000 is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. Base rate is the prime rate announced by Deutsche Bank Trust Company Americas, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there is a commitment fee of 0.50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at September 30, 2004. At September 30, 2004, $50,000,000 was outstanding under this facility and the weighted-average interest rate for the three months ended September 30, 2004 was 5.43%.

Mortgages and Other Debt Payable

Mortgage and other debt (excluding debt with respect to a property classified as held for sale as of December 31, 2003) are summarized as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Commercial Mortgage-Backed Securities	$483,099	$1,170,000
Other Mortgage Debt - U.S. dollar denominated	—	118,877
Finance Obligations – Euro denominated	—	204,189
Other Debt	6,918	12,918

	$490,017	$1,505,984

Commercial Mortgage-Backed Securities

On June 29, 2004, subsidiaries of SHCI (the Borrowers) completed two mortgage loan financings with German American Capital Corporation (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000. Proceeds from these financings, together with a portion of the Offering proceeds and the refinancing proceeds relating to the seven properties distributed to SHC LLC, were used to retire the CMBS 2003 loans described below (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,287,764,000 and to pay loan closing costs and fund cash reserves required under the loan agreements.

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $284,317,000 at September 30, 2004) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275 million of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200 million in notes secured by a mortgage on eight of the Borrower’s hotel properties. The new notes are secured by mortgages on nine hotel properties (carrying amount of $528,749,000 at September 30, 2004) owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes mature on September 9, 2006,

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2004 was 3.17%.

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

As required by the Amended and Restated Indenture described above, the Borrowers have purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap expires September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of the new indenture.

Both the fixed and floating loan agreements require various cash reserve accounts. At September 30, 2004, these cash reserves aggregate $11,166,000 and are included in “Restricted cash and cash equivalents” in the accompanying unaudited condensed consolidated balance sheet.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of Floating Rate Commercial Mortgage-Backed Securities (CMBS 2003). GSMC and GS&Co. are affiliates of certain SHCI shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate purposes. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the Offering and the proceeds of the loan mortgage financings discussed above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22,929,000, has been reported as “Loss on early extinguishment of debt” in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

As described above, on January 29, 2003, SHCI cancelled its former bank credit facility and retired the CMBS 1999 and CMBS 2001 loans as well as certain mezzanine debt. In connection with these transactions, SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write off of $12,634,000 has been reported as “Loss on early extinguishment of debt” ($11,551,000) and “Income from discontinued operations” ($1,083,000) in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2003. In addition, in connection with the Paris Marriott transaction described in note 3, SHCI retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2,977,000. This write off is also included in “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2003.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other Mortgage Debt

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the financings described above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1,222,000, has been reported as “Loss on early extinguishment of debt” in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Finance Obligations

Prior to the Offering, as a result of provisions in the lease agreement that provide for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its condensed consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,250,000 ($12,747,000 based on the foreign exchange rate as of September 30, 2004) payable monthly. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the Offering, as a result of provisions in the lease agreement that provide for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,325,000 ($4,135,000 based on the foreign exchange rate as of September 30, 2004) annually. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at September 30, 2004 and December 31, 2003 is $6,918,000. Through June 29, 2004 interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. Amounts payable under this loan agreement are guaranteed by SHC Funding. The interest rate at September 30, 2004 was 4.67%.

On January 30, 2004, SHCI paid off the note and accrued interest payable to the City of Burbank for $6,000,000 by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as a reduction of “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the aggregate maturities for all Mortgages and Other Debt Payable as of September 30, 2004:

Years ended December 31,	Amounts
(in thousands)
2004 (remainder)	$671
2005	2,748
2006	2,903
2007	3,067
2008	3,209
Thereafter	477,419

Total	$490,017

Interest Expense

For the three months ended September 30, 2004 and 2003, interest expense was $6,254,000 and $28,083,000 respectively. For the nine months ended September 30, 2004 and 2003, interest expense was $57,097,000 and $82,384,000, respectively. In addition, SHCI incurred interest expense of $1,444,000 for the three months ended September 30, 2003, and $577 and $4,891,000 for the nine months ended September 30, 2004 and 2003, respectively, that are included in “Income from discontinued operations” in the accompanying unaudited condensed consolidated statements of operations. Total amortization of deferred financing costs included in “Interest expense” and “Income from discontinued operations” was $723,000 and $2,100,000 for the three months ended September 30, 2004 and 2003, respectively, and $3,751,000 and $5,828,000 for the nine months ended September 30, 2004 and 2003, respectively.

6.	EQUITY AND DISTRIBUTION ACTIVITY

Offering Transactions

On June 29, 2004, SHCI issued 17,600,000 shares of common stock, with a par value of $0.01, for $14.00 per share. Gross proceeds of $246,400,000 were reduced by an underwriters’ discount of $17,248,000 and additional offering costs of $12,291,000 (recorded as a reduction of additional paid in capital (APIC)), resulting in net proceeds of $216,861,000. In addition to the 17,600,000 shares issued to the public, 8,654,034 shares were issued to prior members of SHC LLC, in exchange for their operating partnership units of SHC Funding.

On July 9, 2004, the underwriters of the Offering exercised their over-allotment option, which resulted in the issuance of an additional 2,640,000 shares at $14.00 per share. Net proceeds from the over-allotment option amounted to $34,373,000. In connection with the over-allotment option, Goldman, Sachs & Co. earned a portion of the underwriters’ discount of $2,587,000.

Under the new capital structure, $463,206,000 was recorded to APIC upon the Offering. The adjustment to APIC included SHC LLC members’ equity as of June 29, 2004, net of distributions, totaling $436,390,000, and an adjustment to minority interest of $26,816,000. The minority interest liability was adjusted to $79,591,000 to reflect the minority interest percentage of equity under the new structure and in accordance with FASB’s Emerging Issues Task Force 94-2. See the description of the minority interests calculation below.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Prior to June 30, 2004, distributions totaling $227,829,000 were made to SHC LLC, in conjunction with the reverse spin-off described in note 1. Seven hotel properties’ assets and liabilities, cash and cash equivalents, convertible debentures, and certain corporate assets and liabilities were distributed to new SHC LLC as follows:

Description	Amount
(in thousands)
Property and equipment	$965,432
Less accumulated depreciation	(296,101)

Net property and equipment	669,331
Goodwill	193,039
Cash and cash equivalents	142,843
Restricted cash and cash equivalents	49,461
Accounts receivable, net	38,213
Deferred costs, net	11,244
Other assets	16,260
Accounts payable and accrued expenses	(36,109)
Mortgages and other debt payable	(725,000)
Convertible debt	(122,030)
Deferred fees on management contracts	(9,423)

Net distribution at June 30, 2004 to new SHC LLC	$227,829

During the three months ended September 30, 2004, SHCI distributed an additional $18,979,000 to new SHC LLC as final settlement of working capital amounts and other estimates relating to the reverse spin-off transaction described above.

Minority Interests

Net income is allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of our units and the units held by the minority interest, all calculated based on the weighted average days outstanding. Minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of our units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period.

Common Shares

The following table presents the changes in the issued and outstanding common shares since June 30, 2004 (excluding 9,401,859 and 10,543,526 units outstanding at September 30, 2004 and June 30, 2004, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and 214,530 and 202,440 restricted stock units at September 30, 2004 and June 30, 2004, respectively – see note 8):

Outstanding at June 30, 2004	26,254,034
Units redeemed for common shares	1,141,667
Over-allotment option issuance	2,640,000

Outstanding at September 30, 2004	30,035,701

Distributions

On September 7, 2004, SHCI declared a quarterly distribution of $0.22 per share of common stock payable to shareholders of record on September 30, 2004. The distribution was paid on October 14,

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2004 and is included in Distributions payable on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2004.

In addition to the distribution to shareholders described above, SHC Funding also declared a quarterly distribution of $0.22 per unit payable to unitholders of record on September 30, 2004. This distribution was paid on October 14, 2004 and is included in Distributions payable on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2004.

7.	DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to convert portions of its variable rate debt to fixed rate debt. The Company’s caps and swaps are designated as cash flow hedges and are recorded at market in the unaudited condensed consolidated balance sheets. Income effects of cash flow hedges are reclassified from “Accumulated other comprehensive income (loss)” to “Interest expense,” to the extent related to consolidated debt, to “Other (income) expenses, net,” to the extent related to the debt of unconsolidated subsidiaries, and to “Loss on early extinguishment of debt” to the extent related to derivatives terminated upon early extinguishment of debt. The amount recorded in “Interest expense” was $0 and $3,062,000 for the three months ended September 30, 2004 and 2003, respectively and $384,000 and $3,092,000 for the nine months ended September 30, 2004 and 2003, respectively. The amount recorded in “Other (income) expenses, net” was $0 and $2,467,000 for the three months ended September 30, 2004 and 2003, respectively, and $83,000 and $2,467,000 for the nine months ended September 30, 2004 and 2003, respectively. The amount recorded in “Loss on early extinguishment of debt” was $0 for the three months ended September 30, 2004 and 2003 and $1,740,000 and $1,767,000 for the nine months ended September 30, 2004 and 2003, respectively.

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in “Accumulated other comprehensive income (loss)” and when settled will subsequently be reclassified to “Other (income) expenses, net” in the accompanying unaudited condensed consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in “Other (income) expenses, net.” The amount recorded in “Accumulated other comprehensive income (loss)” was $0 and $(2,735,000) for the nine months ended September 30, 2004 and 2003, respectively. The amount recorded in “Other (income) expenses, net” was $0 and $322,000 for the three months ended September 30, 2004 and 2003, respectively, and $2,725,000 and $3,738,000 for the nine months ended September 30, 2004 and 2003, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in “Other (income) expenses, net.” The amount recorded in “Other (income) expenses, net” was $0 for the three months ended September 30, 2004 and 2003 and $(34,000) and $0 for the nine months ended September 30, 2004 and 2003, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of September 30, 2004, SHCI does not have any forward currency contracts.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHC LLC had a Unit Appreciation Rights Plan for certain employees. A Unit Appreciation Right (UAR) was earnings-based so that it allowed eligible employees to share in the Company’s success. The non-equity based UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). For the three months ended September 30, 2004 and 2003, there was no UAR Plan expense. For the nine months ended September 30, 2004 and 2003, UAR Plan expense amounted to $0 and $1,151,000, respectively. The vested value of UARs amounted to $0 as of December 31, 2003. On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled.

In conjunction with the Offering, SHCI issued restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon resignation. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will be reinvested in additional RSUs. At September 30, 2004, a total of 421,350 RSUs are outstanding with an aggregate value at issuance of $5,903,000. The Company recorded compensation expense of $369,000 and $3,710,000, respectively related to these RSUs (net of forfeitures) for the three and nine months ended September 30, 2004.

In conjunction with the Offering, the Company incurred severance costs of $3,551,000 for the nine months ended September 30, 2004. In addition, severance costs of $1,270,000 were incurred in the nine months ended September 30, 2003. These costs are included in corporate expenses on the accompanying unaudited condensed consolidated statements of operations.

During the three months ended September 30, 2004, the Company incurred additional severance costs of $127,000 relating to the resignation of the Chief Financial Officer on August 30, 2004. This amount is included in corporate expenses on the accompanying unaudited condensed consolidated statement of operations and included in Accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheet.

9.	RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2004, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and the lead underwriter of the Offering, received a portion of the underwriting discount of $2,587,000 and $19,835,000, respectively, which was recorded as a reduction to equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of the debt during the nine month period ended September 30, 2004, which was recorded as deferred financing costs. In addition, during the nine months ended September 30, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the Offering. These fees were recorded as a reduction of equity. During the three and nine months ended September 30, 2003, Goldman, Sachs & Co. received $1,287,000 and $2,287,000, respectively for financial advisory services in connection with the sale of certain hotels. These fees were recorded as a reduction of the related gain on sale. During the nine months ended September 30, 2003, Goldman, Sachs & Co also received $2,541,000 for financial advisory services in connection with a private offering of floating rate commercial mortgage-backed securities. These fees were recorded as deferred financing costs.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company had an uncollateralized receivable from Laurence S. Geller, the Chief Executive Officer of SHCI of approximately $185,000 as of December 31, 2003. This receivable was forgiven in conjunction with the Offering on June 29, 2004.

The Company has an asset management agreement with SHC LLC, under which the Company will manage the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commencing on June 29, 2004 and will renew automatically unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. During the three and nine months ended September 30, 2004, SHCI recognized $1,250,000 of income related to this agreement which is included in Other (income) expense, net in the accompanying unaudited condensed consolidated statements of operations.

The Company has a lease agreement with SHC LLC. The Company leases office space from SHC LLC for $264,509 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

The Company has entered into a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. Relating to this agreement, $640,000 has been recorded in corporate expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

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

SHCI operates in one business segment, hotel ownership. As of September 30, 2004, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and a leasehold interest in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the hotel joint venture):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
United States	$69,150	$111,432	$323,683	$352,498
International	15,914	19,071	60,315	59,343

Total	$85,064	$130,503	$383,998	$411,841

	As of September 30, 2004	As of December 31, 2003
	(in thousands)
Long-lived Assets:
United States	$710,919	$1,559,579
International	105,983	189,285

Total	$816,902	$1,748,864

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this Form 10-Q to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this report and in our other documents filed with the Securities and Exchange Commission (the Commission), including our prospectus dated June 23, 2004 as filed with the Commission and the risk factors described in that filing, that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C. I, which we collectively call Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We intend to make an election to qualify, beginning in our 2004 tax year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. On June 29, 2004, we completed our initial public offering (the Offering) of common stock.

Prior to the Offering, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the Offering, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests in seven hotels, and SHCI, a public entity with interests in 14 hotels. See “Item 1. Financial Statements – Note 1. General” for the hotel interests owned by SHC LLC and SHCI.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SHC Funding), which holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 76.29% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

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

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2004, as applicable.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties We sold five hotel properties during 2003. In addition, in February 2004, we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C. Under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations for the hotel properties we sold during 2003, and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, have been classified as discontinued operations in the statements of operations for the three and nine-month periods ended September 30, 2004 and for all prior periods presented. Therefore, the operating revenues and expenses of the hotel properties we sold during 2003 and 2004 are not included in the operating results discussed below. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.0 million.

We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of 2004 and 2003 do not include the Hamburg Marriott which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague Inter.Continental which we account for under the equity method, the five hotel properties sold in the nine months ended September 30, 2003 and the one hotel sold in the nine months ended September 30, 2004. The Comparable REIT Assets exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the Offering, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners, in particular, these measures assist management in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue. For the nine months ended September 30, 2004 and 2003, we recorded $215.9 million and $233.0 million, respectively, in rooms revenue, which represented 56.2% and 56.6% of our total revenue for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $135.3 million and $127.7 million for the Comparable REIT Assets, respectively, in rooms revenues, which represented 54.3% and 53.9% of our total revenue from the Comparable REIT Assets for those periods.

•	Food and beverage revenue. Occupancy is the major driver of food and beverage revenue. For the nine months ended September 30, 2004 and 2003, we recorded $110.1 million and $117.1 million, respectively, in food and beverage revenue, which represented 28.7% and 28.4% of our total revenue for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $71.7 million and $67.1 million for the Comparable REIT Assets, respectively, in food and beverage revenue, which represented 28.8% and 28.3% of our total revenue from the Comparable REIT Assets for those periods.

•	Other hotel operating revenue, which consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, is also driven by occupancy. For the nine months ended September 30, 2004 and 2003, we recorded $37.0 million and $40.5 million, respectively, in other hotel operating revenue, which represented 9.6% and 9.8% of our total revenue for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $27.3 million and $27.0 million for the Comparable REIT Assets, respectively, in other hotel operating revenue, which represented 11.0% and 11.4% of our total revenue from the Comparable REIT Assets for those periods.

•

Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and for the Hamburg Marriott consist of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statement of operations. After the Offering transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott).

For the nine months ended September 30, 2004 and 2003, we recorded $20.9 million and $21.4 million respectively, of lease revenue from these lease agreements, which represented 5.4% and 5.2% of our total revenue for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $15.0 million and $15.3 million of lease revenue for the Comparable REIT Assets, respectively, from these lease agreements, which represented 6.0% and 6.5% of our total revenue from the Comparable REIT Assets for those periods.

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

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 1.4% to $179.02 during the nine months ended September 30, 2004 from $176.56 during the nine months ended September 30, 2003. With respect to the Comparable REIT Assets, ADR increased by 0.7% to $167.25 for the nine months ended September 30, 2004 from $166.06 for the nine months ended September 30, 2003.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue. For the nine months ended September 30, 2004 and 2003, we recorded $54.9 million and $59.7 million, respectively, in rooms expense, which represented 15.3% and 15.8% of our total operating costs and expenses for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $30.3 million and $27.3 million for the Comparable REIT Assets, respectively, in rooms expense, which represented 14.4% and 14.1% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Food and beverage expense. Like food and beverage revenue, occupancy is a major driver of food and beverage expense, which has a significant correlation with food and beverage revenue. For the nine months ended September 30, 2004 and 2003, we recorded $85.2 million and $91.7 million, respectively, in food and beverage expense, which represented 23.7% and 24.2% of our total operating costs and expenses for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $53.5 million and $50.1 million for the Comparable REIT Assets, respectively, in food and beverage expense, which represented 25.4% and 25.9% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue. For the nine months ended September 30, 2004 and 2003, we recorded $103.6 million and $108.3 million, respectively, in other departmental expenses, which represented 28.8% and 28.6% of our total operating costs and expenses for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $70.6 million and $65.2 million for the Comparable REIT Assets, respectively, in other departmental expenses, which represented 33.6% and 33.7% our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements. For the nine months ended September 30, 2004 and 2003, we recorded $13.3 million and $13.9 million, respectively, in management fees, which represented 3.7% of our total operating costs and expenses for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $10.2 million and $9.9 million for the Comparable REIT Assets, respectively, in management fees, which represented 4.8% and 5.1% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other property level expenses consist primarily of insurance costs and property taxes. For the nine months ended September 30, 2004 and 2003, we recorded $23.9 million and $26.7 million, respectively, in other property level expenses, which represented 6.7% and 7.1% of our total operating costs and expenses for those periods. For each of the nine months ended September 30, 2004 and 2003, we recorded $13.8 million and $11.8 million for the Comparable REIT Assets in other property level expenses, which represented 6.6% and 6.1% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Lease expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. For the nine months ended September 30, 2004, we recorded $3.2 million in lease expense, which represented 0.9% of our total operating costs and expenses for the period. For the nine months ended September 30, 2004, we recorded $2.2 million for the Comparable REIT Assets in lease expense, which represented 1.1% of our total operating costs and expenses from the Comparable REIT Assets for the period.

•

Depreciation and amortization expense. For the nine months ended September 30, 2004 and 2003, we recorded $50.8 million and $62.4 million, respectively, in depreciation and amortization, which represented 14.1% and 16.5% of our total operating costs and expenses for those periods. For the nine months ended September 30, 2004 and 2003, we recorded $29.7 million and $29.1 million for the Comparable REIT Assets, respectively, in depreciation and amortization, which represented 14.1% and 15.0% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent. For the nine months ended September 30, 2004 and 2003, we recorded $24.5 million and $16.3 million, respectively, in corporate expenses, which represented 6.8% and 4.3% of our total operating costs and expenses for those periods. The increase of $8.2 million is primarily attributable to an increase of $2.4 million of severance expense, $3.7 million of compensation expense related to the restricted stock units issued in conjunction with the Offering, $2.3 million of professional fees, offset by a $1.2 million decrease in unit appreciation rights plan expense. Our professional fees increased primarily due to increased legal, consulting and tax fees related to costs of operating as a public company.

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

However, the lodging industry and our portfolio have experienced increased demand during the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003. For example, RevPAR at our hotels increased 4.6% to $128.75 during the nine months ended September 30, 2004 from $123.11 for the nine months ended September 30, 2003. A significant portion of this 4.6% increase in RevPAR is applicable to our accounting predecessor’s two New York City hotels, which are not Comparable REIT Assets, as the Iraq war had a significant negative effect on the occupancy levels of these hotels during the nine months ended September 30, 2003. With respect to the Comparable REIT Assets, RevPAR increased 4.4% to $116.20 for the nine months ended September 30, 2004 from $111.32 for the nine months ended September 30, 2003. Increases in RevPAR for the nine months ending September 30, 2004 compared to the same period of 2003 include the Loews Santa Monica Beach Hotel with a 16.3% increase, the Four Seasons Punta Mita with a 14.5% increase, the Embassy Suites Lake Buena Vista with a 13.3% increase, and the Paris Marriott with a 5.4% increase. These increases were partially offset by a 5.6% RevPAR decrease at the Hyatt Regency New Orleans.

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

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Formation and Structuring Transactions. The following items associated with the consummation of the Offering will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the Offering.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of approximately $5.0 million per year, subject to reduction as properties are sold.

•	As a result of the refinancing of existing debt obligations and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense will decline substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation and as of June 29, 2004, we report it as an operating lease by changing the terms of the previously collateralized guarantee.

REIT Structure. For us to continue to qualify as a REIT, our income generally cannot be derived from operating hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary lessees, which we call TRS lessees, or in the case of the Paris Marriott to an independent third party, who in turn contract with “eligible independent contractors” to manage our hotels. Our TRS lessees are consolidated into our financial statements for accounting purposes. However, since we control both our operating partnership and our TRS lessees, our principal source of funds on a consolidated basis is from the performance of our hotels. As in the past, our foreign operations continue to be taxed, but unlike our accounting predecessor, the earnings of our TRS lessees are subject to taxation like other regular “C” corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Sales of Hotels. On February 20, 2003, we sold four hotels located in Coral Gables, Florida; Orlando, Florida; Santa Clara, California; and Crystal City, Virginia. On June 18, 2003, we sold an additional hotel located in Chicago, Illinois. During 2003, we realized net sales proceeds of approximately $154.6 million and an aggregate gain on these sales of approximately $21.1 million. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. In each case, we sold these hotels because we believed that our asset management team had fully exploited available opportunities to enhance revenues and improve the property’s value. The long-lived assets applicable to the Hyatt Regency Capitol Hill were reclassified to net assets held for sale as of December 31, 2003 and gain on sale has been classified as discontinued operations in the statement of operations for the nine months ended September 30, 2004. Therefore, the operating revenues and expenses of the properties we sold during 2003 and the first quarter of 2004 are not included in the operating results discussed below. See note 4 to our unaudited condensed consolidated financial statements for a summary of the items that comprise “Income from discontinued operations”.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.25 million ($12.7 million based on the foreign exchange rate as of September 30, 2004) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($18.2 million based on the foreign exchange rate as of September 30, 2004). Amounts paid under the bank guarantee reduce the amount of the minimum rent guarantee euro for euro. There is no obligation to replenish the bank guarantee, although in the event of a failure to do so, DIFA may terminate the lease. In connection with obtaining the bank guarantee, we entered into a Guarantee Issuance Facility, or GIF, with Barclays. Under the GIF, an initial cash deposit was made with Barclays of €5.0 million ($5.7 million) and additional semi- annual cash deposits of €500,000 ($622,000 based on the foreign exchange rate as of September 30, 2004) were required until the cash collateral equals the guaranteed minimum rent of €14.6 million ($18.2 million based on the foreign exchange rate as of September 30, 2004) (or such lesser amount as may then be outstanding on the bank guarantee). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($6.6 million based on the foreign exchange rate as of September 30, 2004). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the Offering, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under GAAP. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our investment in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. In addition, SHCI funded a security deposit with the lessor, representing approximately 16 months of the minimum rent. SHCI recorded a deferred gain of $103.6 million in connection with this transaction.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’S predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.3 million ($4.1 million based on the foreign exchange rate as of September 30, 2004) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secured this guarantee. In connection with entering into the bank guarantee, Bohus entered into a GIF with Barclays. Under this GIF, Bohus made an initial cash deposit with Barclays of €2.5 million ($3.1 million) and was to make additional semi-annual cash deposits of €500,000 ($622,000 based on the foreign exchange rate as of September 30, 2004) until the cash collateral equals the lesser of €5.0 million ($6.3 million) or the outstanding amount of the guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.1 million). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’S predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration may be required upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’S predecessor did not previously own. As described above, following the Offering, we restructured the terms of our lease to eliminate the previously collateralized guarantee, which constituted continuing involvement under GAAP. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation. We funded a security deposit with the lessor, representing approximately 18 months of the minimum rent. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statement of operations. We recorded a deferred gain of $5.6 million in connection with this transaction.

Acquisitions. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.0 million.

Operating Results

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

The following table presents our total portfolio and Comparable REIT Assets operating results for the three months ended September 30, 2004 and 2003, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the accompanying unaudited condensed consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$44,544	$76,391	$(31,847)	(41.7)%	$42,022	$38,949	$3,073	7.9%
Food and beverage	25,030	35,992	(10,962)	(30.5)%	22,474	18,922	3,552	18.8%
Other hotel operating revenue	9,798	12,993	(3,195)	(24.6)%	8,846	8,251	595	7.2%

	79,372	125,376	(46,004)	(36.7)%	73,342	66,122	7,220	10.9%
Lease revenue	5,692	5,127	565	11.0%	4,673	2,671	2,002	75.0%

Total revenues	85,064	130,503	(45,439)	(34.8)%	78,015	68,793	9,222	13.4%

Operating Costs and Expenses:
Hotel operating expenses	65,647	98,870	(33,223)	(33.6)%	60,975	51,902	9,073	17.5%
Lease expense	3,189	—	3,189	—	2,210	—	2,210	—
Depreciation and amortization	10,753	19,988	(9,235)	(46.2)%	9,760	9,621	139	1.4%
Corporate expenses	4,299	4,755	(456)	(9.6)%	—	—	—	—

Total operating costs and expenses	83,888	123,613	(39,725)	(32.1)%	72,945	61,523	11,422	18.6%

Operating income	1,176	6,890	(5,714)	(82.9)%	$5,070	$7,270	$(2,200)	(30.3)%

Interest expense, net	6,211	27,379	(21,168)	(77.3)%
Loss on early extinguishment of debt	17	2,977	(2,960)	(99.4)%
Other (income) expenses, net	(1,359)	1,722	(3,081)	(178.9)%

Loss before income taxes, minority interests and discontinued operations	(3,693)	(25,188)	21,495	(85.3)%
Income tax expense (benefit)	405	(2,293)	2,698	(117.7)%
Minority interests	(989)	155	(1,144)	(738.1)%

Loss from continuing operations	(3,109)	(23,050)	19,941	(86.5)%
Income from discontinued operations	—	775	(775)	(100.0)%

Net Loss	$(3,109)	$(22,275)	$19,166	(86.0)%

Comparable REIT Asset Operating Income Reconciliation to Total Portfolio Operating Income
Comparable REIT Asset operating income					$5,070	$7,270	$(2,200)	(30.3)%
Corporate expenses					(4,299)	(4,755)	456	(9.6)%
Corporate depreciation and amortization					(61)	(53)	(8)	15.1%
Non-Comparable REIT Asset operating income					466	4,428	(3,962)	(89.5)%

Operating Income					$1,176	$6,890	$(5,714)	(82.9)%

Operating Data:
Number of Hotels (1)	14	19			12	12
Number of Rooms (1)	5,820	8,733			5,282	5,282
Comparable RevPAR	$109.08	$117.84	$(8.76)	(7.4)%	$105.70	$97.02	$8.68	8.9%

(1)	Properties owned through joint ventures are excluded from these numbers.

In February 2003 we sold four hotels, in June 2003 we sold one hotel, and in February 2004 we sold one hotel. We did not acquire any hotels during 2003 and in August 2004 we acquired the Ritz-Carlton Half Moon Bay. The results of operations for the hotels we sold in 2003 and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, are included in income from discontinued operations for the three months ended September 30, 2003. The comments below regarding revenues and operating expenses do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in the operating results.

Operating Income. Operating income for the total portfolio decreased $5.7 million, or 82.9%, to $1.2 million for the three months ended September 30, 2004, from $6.9 million for the three months ended September 30, 2003. This net operating income decrease is due to the following events:

(a)	a $4.4 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the three months ended September 30, 2003 amounts;

(b)	a $3.2 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004;

(c)	a $1.0 million increase (excluding lease expense described in (b) above) attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004. For the three months ended September 30, 2004 this was recorded as lease revenue, which is reflected in operating income in the accompanying statements of operations, however for the three months ended September 30, 2003, the Company’s 35% interest in the hotel was recorded as earnings in joint venture and is reflected in other income (expenses) in the accompanying statements of operations;

(d)	a $0.4 million increase attributable to the acquisition of Ritz-Carlton Half Moon Bay in August 2004; and

(e)	a $0.5 million increase attributable to a decrease in corporate expenses explained below.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the three months ended September 30, 2004 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results, however for the three months ended September 30, 2003, the results are only reflected in lease revenue in the accompanying operating results. On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the three months ended September 30, 2004, the net results are reflected in lease revenue in the accompanying operating results, however for the three months ended September 30, 2003, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses, but do not affect hotel operating income.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the three months ended September 30, 2004 and 2003, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $45.4 million, or 34.8%, to $85.1 million for the three months ended September 30, 2004, from $130.5 million for the three months ended September 30, 2003. RevPAR from our total portfolio for the three months ended September 30, 2004 decreased by 7.4% from the three months ended September 30, 2003. The components of RevPAR from our total portfolio for the three months ended September 30, 2004 and 2003 are summarized as follows:

	Three Months Ended September 30,
	2004	2003
Occupancy	67.6%	69.3%
Average daily rate	$161.43	$170.06
RevPAR	$109.08	$117.84

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $9.2 million, or 13.4%, to $78.0 million for the three months ended September 30, 2004, from $68.8 million for the three months ended September 30, 2003. RevPAR from our Comparable REIT Assets for the three months ended September 30, 2004 increased by 8.9% from the three months ended September 30, 2003. The components of RevPAR from our Comparable REIT Assets for the three months ended September 30, 2004 and 2003 are summarized as follows:

	Three Months Ended September 30,
	2004	2003
Occupancy	66.6%	63.1%
Average daily rate	$158.79	$153.84
RevPAR	$105.70	$97.02

The 8.9% increase in RevPAR for the Comparable REIT Assets resulted from a 3.5 percentage-point increase in occupancy and a 3.2% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets this year and the severe impact the war in Iraq had on occupancy levels during the third quarter last year. Increases in RevPAR for the third quarter include the Embassy Suites Lake Buena Vista with a 25.4% increase, the Loews Santa Monica Beach Hotel with a 16.7% increase, the Paris Marriott with a 14.8% increase and the Four Seasons Punta Mita with a 13.0% increase. These increases were partially offset by a 5.6% RevPAR decrease at the Four Seasons Mexico City.

Rooms. For the total portfolio, room revenue decreased $31.9 million, or 41.7%, to $44.5 million for the three months ended September 30, 2004, from $76.4 million for the three months ended September 30, 2003.

For the Comparable REIT Assets, room revenue increased $3.1 million, or 7.9%, to $42.0 million for the three months ended September 30, 2004, from $38.9 million for the three months ended September 30, 2003. The increase in room revenue is mainly due to increased occupancy for the period. ADR has also increased slightly for the third quarter of 2004 compared to the same period in the prior year, however, the ability to further increase ADR continues to be affected by several issues including local economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of electronic distribution channels. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact the rate for high-end business travelers, which traditionally have been a consistent producer of higher rated business for the hospitality industry. Although we experienced increased demand in the group business during the third quarter of 2004 as compared to the third quarter of 2003, this business continues to be a challenge, as groups remained focused on cutting costs and groups negotiate for room rate discounts and other concessions.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $11.0 million, or 30.5%, to $25.0 million for the three months ended September 30, 2004, from $36.0 million for the three months ended September 30, 2003.

For the Comparable REIT Assets, food and beverage revenue increased $3.6 million, or 18.8%, to $22.5 million for the three months ended September 30, 2004, from $18.9 million for the three months ended September 30, 2003. This increase is primarily driven by the increase in occupancy and improved results for our local catering. The additional group room nights for the period have helped increase group-related banquet business.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $3.2 million, or 24.6% to $9.8 million for the three months ended September 30, 2004, from $13.0 million for the three months ended September 30, 2003.

For the Comparable REIT Assets, other hotel operating revenue increased $0.5 million, or 7.2% to $8.8 million for the three months ended September 30, 2004, from $8.3 million for the three months ended September 30, 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 27.3% for third quarter 2004 compared to the same period of 2003.

Lease Revenue. For the total portfolio, lease revenue increased $0.6 million, or 11.0% for the three months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, lease revenue increased $2.0 million, or 75.0% for the three months ended September 30, 2004 as compared to the corresponding period of 2003. Lease revenue for the three months ended September 30, 2004 includes lease revenue from the Paris Marriott, which began being recorded as a lease in connection with the Offering. Lease revenue for the three months ended September 30, 2003 includes lease revenue from the Hyatt New Orleans hotel, which was converted to a management agreement in connection with the Offering.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2004 and 2003, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$11,314	$20,419	$(9,105)	(44.6)%	$10,640	$8,979	$1,661	18.5%
Food and beverage	19,510	29,674	(10,164)	(34.3)%	17,708	15,403	2,305	15.0%
Other departmental expenses	26,057	36,604	(10,547)	(28.8)%	24,370	21,360	3,010	14.1%
Management fees	2,997	4,163	(1,166)	(28.0)%	2,816	2,732	84	3.1%
Other property level expenses	5,769	8,010	(2,241)	(28.0)%	5,441	3,428	2,013	58.7%

Total hotel operating expenses	$65,647	$98,870	$(33,223)	(33.6)%	$60,975	$51,902	$9,073	17.5%

For the total portfolio, hotel operating expenses decreased $33.2 million, or 33.6% for the three months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, hotel operating expenses increased $9.1 million, or 17.5% for the three months ended September 30, 2004 as compared to the same period in 2003. This increase in hotel operating expenses is related to the $4.0 million increase in salaries, wages and related benefits, which are included in rooms, food and beverage, and other departmental expenses above. Additional increases include travel agent commissions ($0.5 million), marketing costs ($0.4 million), insurance ($0.3 million), utilities ($0.5 million) and real estate taxes ($0.8 million).

Lease Expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $3.2 million on the accompanying unaudited condensed consolidated statement of operations for three months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million. See note 3 – Property and Equipment for more information.

For the Comparable REIT Assets, net lease expense of $2.2 million for three months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million related to the Paris Marriott. See note 3 - Property and Equipment for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $9.2 million, or 46.2%, for the three months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, depreciation and amortization increased $0.1 million, or 1.4%, for the three months ended September 30, 2004 as compared to the same period in 2003.

Corporate Expenses decreased by $0.5 million to $4.3 million for the three months ended September 30, 2004 from $4.8 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $0.5 million is primarily attributable to a $0.8 million decrease in professional fees, partially offset by a $0.4 million increase in compensation expense related to the restricted stock units issued in conjunction with the Offering.

Our professional fees decreased $1.5 million as a result of our recently settled litigation with Marriott, partially offset by increases of $0.7 million related to increased legal, tax and public relations fees related to costs of operating as a public company.

Interest Expense, Net. The $21.2 million decrease in interest expense, net for the three months ended September 30, 2004 as compared to the corresponding period of 2003 was due to:

•	a $13.3 million decrease attributable to lower average borrowings;

•	a $0.1 million decrease related to the mark-to-market of derivative instruments;

•	a $0.8 million decrease in amortization of deferred financing costs; and

•	a $7.6 million decrease due to lower average rates; offset by

•	a $0.6 million decrease in interest income.

The components of “Interest expense, net” for the three months ended September 30, 2004 are summarized as follows:

•	mortgage debt ($4.9 million);

•	other debt ($0.1 million);

•	bank credit facility ($0.5 million); and

•	amortization of financing costs ($0.7 million).

Including convertible debt in 2003, the weighted average debt outstanding for the three months ended September 30, 2004 and 2003 amounted to $0.5 billion and $1.6 billion, respectively, and the weighted average interest rates were 4.70% and 6.58%. At September 30, 2004, 43.7% of our total debt had variable interest rates and 56.3% had fixed interest rates.

Loss on Early Extinguishment of Debt.

In connection with the Paris Marriott sale described in note 3 to the accompanying unaudited condensed consolidated financial statements, SHCI retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $3.0 million. This write off is included in “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for three months ended September 30, 2003.

Other (Income) Expenses, Net. Other (income) expenses, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other (income) expenses, net amounted to $1.4 million of income for the three months ended September 30, 2004 and $1.7 million of expense for the three months ended September 30, 2003. The net change of $3.1 million is primarily attributable to two factors:

•	During the three months ended September 30, 2004 and 2003, we recorded losses of $0.1 million and $2.0 million, respectively, in the investment in our Prague hotel joint venture. The majority of the loss during the three months ended September 30, 2003 is due to the settlement of an interest rate swap.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. During the three months ended September 30, 2004, we recognized $1.3 million of income related to this agreement.

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

We intend to make an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the three months ended September 30, 2004 and 2003, income tax expense is summarized as follows:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Current expense (benefit)	$480	$(612)
Deferred benefit	(75)	(1,681)

Income tax expense (benefit)	$405	$(2,293)

Income taxes changed by $2.7 million for the three months ended September 30, 2004 as compared to the same period in 2003. This change is primarily due to net tax benefits as a result of the July 2003 sale of the Paris Marriott.

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests changed by $1.1 million to $1.0 million of income for the three months ended September 30, 2004 from $0.1 million of expense for the three months ended September 30, 2003.

Income from Discontinued Operations. As described under “— Recent Trends and Events — Sales of Hotels”, we sold one hotel in the first quarter of 2004, four hotels during the first quarter of 2003 and one hotel in the second quarter of 2003 and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the three months ended September 30, 2004 and 2003. We had no income from discontinued operations for the three months ended September 30, 2004. Income from discontinued operations for the three months ended September 30, 2003 amounted to $0.8 million and is related to the hotel that was sold in the first quarter of 2004.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

The following table presents our total portfolio and Comparable REIT Assets operating results for the nine months ended September 30, 2004 and 2003, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the accompanying unaudited condensed consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$215,937	$232,958	$(17,021)	(7.3)%	$135,345	$127,743	$7,602	6.0%
Food and beverage	110,148	117,057	(6,909)	(5.9)%	71,745	67,141	4,604	6.9%
Other hotel operating revenue	36,994	40,454	(3,460)	(8.6)%	27,348	27,019	329	1.2%

	363,079	390,469	(27,390)	(7.0)%	234,438	221,903	12,535	5.6%
Lease revenue	20,919	21,372	(453)	(2.1)%	15,043	15,311	(268)	(1.8)%

Total revenues	383,998	411,841	(27,843)	(6.8)%	249,481	237,214	12,267	5.2%

Operating Costs and Expenses:
Hotel operating expenses	280,843	300,268	(19,425)	(6.5)%	178,412	164,194	14,218	8.7%
Lease expense	3,189	—	3,189	—	2,210	—	2,210	—
Depreciation and amortization	50,810	62,444	(11,634)	(18.6)%	29,664	29,080	584	2.0%
Corporate expenses	24,493	16,272	8,221	50.5%	—	—	—	—

Total operating costs and expenses	359,335	378,984	(19,649)	(5.2)%	210,286	193,274	17,012	8.8%

Operating income	24,663	32,857	(8,194)	(24.9)%	$39,195	$43,940	$(4,745)	(10.8)%

Interest expense, net	56,084	80,052	(23,968)	(29.9)%
Loss on early extinguishment of debt	21,963	14,528	7,435	51.2%
Other expenses, net	684	5,032	(4,348)	(86.4)%

Loss before income taxes, minority interests and discontinued operations	(54,068)	(66,755)	12,687	(19.0)%
Income tax expense (benefit)	760	(1,544)	2,304	(149.2)%
Minority interests	(1,917)	2,834	(4,751)	(167.6)%

Loss from continuing operations	(52,911)	(68,045)	15,134	(22.2)%
Income from discontinued operations	75,662	25,684	49,978	194.6%

Net Income (Loss)	$22,751	$(42,361)	$65,112	(153.7)%

Comparable REIT Assets Operating Income Reconciliation to Total Portfolio Operating Income
Comparable REIT Asset operating income					$39,195	$43,940	$(4,745)	(10.8)%
Corporate expenses					(24,493)	(16,272)	(8,221)	50.5%
Corporate depreciation and amortization					(161)	(182)	21	(11.5)%
Non-Comparable REIT Asset operating income					10,122	5,371	4,751	88.5%

Operating income					$24,663	$32,857	$(8,194)	(24.9)%

Operating Data:
Number of Hotels (1)	14	19			12	12
Number of Rooms (1)	5,820	8,733			5,282	5,282
Comparable RevPAR	$128.75	$123.11	$5.64	4.6%	$116.20	$111.32	$4.88	4.4%

(1)	Properties owned through joint ventures are excluded from these numbers.

In February 2003 we sold four hotels, in June 2003 we sold one hotel and in February 2004 we sold one hotel. We did not acquire any hotels during 2003 and in August 2004 we acquired the Ritz Carlton Half Moon Bay. The results of operations for the hotels we sold in 2003 and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003 are included in income from discontinued operations for the nine months ended September 30, 2004 and 2003. The comments below regarding revenues and operating expenses do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in the accompanying operating results.

Operating Income. Operating income for the total portfolio decreased $8.2 million, or 24.9%, to $24.7 million for the nine months ended September 30, 2004, from $32.9 million for the nine months ended September 30, 2003. This net operating income decrease is due to the following events:

(a)	an $8.2 million decrease attributable to an increase in corporate expenses explained below;

(b)	a $3.2 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004;

(c)	a $2.5 million decrease attributable to the Comparable REIT Assets (excluding lease expense at the Paris Marriott described in (b) above) described in detail below;

(d)	a $3.3 million increase attributable to the Distributed Properties to SHC LLC that are reflected in the nine months ended September 30, 2003 amounts, but only from January 1, 2004 to June 29, 2004 for the corresponding period in 2004;

(e)	a $2.0 million increase (excluding lease expense at the Hamburg Marriott described in (c) above) attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004. For the period from March 1, 2004 to September 30, 2004 this was recorded as lease revenue, which is reflected in operating income in the accompanying statements of operations, however for the period from January 1, 2004 to February 29, 2004 and for the nine months ended September 30, 2003, the Company’s 35% interest in the hotel was recorded as earnings in joint venture and is reflected in other income (expenses) in the accompanying statements of operations; and

(f)	a $0.4 million increase attributable to the acquisition of Ritz-Carlton Half Moon Bay in August 2004.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the period from June 29, 2004 to September 30, 2004 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results however for the period from January 1, 2004 to June 29, 2004, and for the nine months ended September 30, 2003, the results are only reflected in lease revenue in the accompanying operating results. On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the period from June 29, 2004 to September 30, 2004, the net results are reflected in lease revenue in the accompanying operating results, however for the period from January 1, 2004 to June 29, 2004 and for the nine months ended September 30, 2003, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses, but do not affect hotel operating income.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the nine months ended September 30, 2004 and 2003, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $27.8 million, or 6.8%, to $384.0 million for the nine months ended September 30, 2004 from $411.8 million for the nine months ended September 30, 2003. RevPAR from our total portfolio for the nine months ended September 30, 2004 increased by 4.6% from RevPAR for the nine months ended September 30, 2003. RevPAR is the product of average occupancy expressed as a percent times the average daily room rate. The components of RevPAR from our total portfolio for the nine months ended September 30, 2004 and 2003 are summarized as follows:

	Nine Months Ended September 30,
	2004	2003
Occupancy	71.9%	69.7%
Average daily rate	$179.02	$176.56
RevPAR	$128.75	$123.11

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $12.3 million, or 5.2%, to $249.5 million for the nine months ended September 30, 2004, from $237.2 million for the nine months ended September 30, 2003. RevPAR from our Comparable REIT Assets for the nine months ended September 30, 2004 increased by 4.4% from the nine months ended September 30, 2003. The components of RevPAR from our Comparable REIT Assets for the nine months ended September 30, 2004 and 2003 are summarized as follows:

	Nine Months Ended September 30,
	2004	2003
Occupancy	69.5%	67.0%
Average daily rate	$167.25	$166.06
RevPAR	$116.20	$111.32

The 4.4% increase in RevPAR for the Comparable REIT Assets resulted primarily from a 2.5 percentage-point increase in occupancy. The increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets this year and the severe impact the war in Iraq had on occupancy levels during 2003. Increases in RevPAR for the nine months ending September 30, 2004 compared to the same period of 2003 include the Loews Santa Monica Beach Hotel with a 16.3% increase, the Burbank Airport Hilton with a 15.1% increase, the Four Seasons Punta Mita with a 14.5% increase and the Embassy Suites Lake Buena Vista with a 13.3% increase. These increases were partially offset by a 5.6% RevPAR decrease at the Hyatt Regency New Orleans.

Rooms. For the total portfolio, room revenue decreased $17.1 million, or 7.3%, to $215.9 million for the nine months ended September 30, 2004, from $233.0 million for the nine months ended September 30, 2003.

For the Comparable REIT Assets, room revenue increased $7.6 million, or 6.0%, to $135.3 million for the nine months ended September 30, 2004, from $127.7 million for the nine months ended September 30, 2003. The increase in room revenue is mainly due to increased occupancy for the period. ADR has also increased slightly in the nine months ended September 30, 2004 compared to the same period in the prior year, however, the ability to further increase ADR continues to be affected by several issues including local economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of electronic distribution channels. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact the rate for high-end business travelers, which traditionally have been a consistent producer of higher rated business for the hospitality industry. Although we experienced increased demand in the group business during the first three quarters of 2004 as compared to the same period of 2003, this business continues to be a challenge, as groups remained focused on cutting costs and groups negotiate for room rate discounts and other concessions.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $7.0 million, or 5.9%, to $110.1 million for the nine months ended September 30, 2004, from $117.1 million for the nine months ended September 30, 2003.

For the Comparable REIT Assets, food and beverage revenue increased $4.6 million, or 6.9%, to $71.7 million for the nine months ended September 30, 2004, from $67.1 million for the nine months ended September 30, 2003. This increase is primarily driven by the increase in occupancy and improved results for our local catering. The additional group room nights for the period have helped increase group-related banquet business for the period.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $3.5 million, or 8.6% to $37.0 million for the nine months ended September 30, 2004, from $40.5 million for the nine months ended September 30, 2003.

For the Comparable REIT Assets, other hotel operating revenue increased $0.3 million, or 1.2% to $27.3 million for the nine months ended September 30, 2004, from $27.0 million for the nine months ended September 30, 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 23.7% for the nine months ended September 30, 2004 compared to the same period of 2003.

Lease Revenue for the total portfolio decreased $0.5 million, or 2.1% for the nine months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, lease revenue decreased $0.3 million, or 1.8% for the nine months ended September 30, 2004 as compared to the corresponding period of 2003. Lease revenue for the nine months ended September 30, 2004 includes three months of lease revenue from the Paris Marriott, which was recorded as a lease in connection with the Offering and six months of lease revenue from the Hyatt New Orleans hotel, which was converted to a management agreement in connection with the Offering. Lease revenue for the nine months ended September 30, 2003 includes nine months of lease revenue from the Hyatt New Orleans hotel.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2004 and 2003, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$54,922	$59,695	$(4,773)	(8.0)%	$30,335	$27,272	$3,063	11.2%
Food and beverage	85,155	91,682	(6,527)	(7.1)%	53,488	50,100	3,388	6.8%
Other departmental expenses	103,554	108,284	(4,730)	(4.4)%	70,576	65,183	5,393	8.3%
Management fees	13,285	13,861	(576)	(4.2)%	10,183	9,850	333	3.4%
Other property level expenses	23,927	26,746	(2,819)	(10.5)%	13,830	11,789	2,041	17.3%

Total hotel operating expenses	$280,843	$300,268	$(19,425)	(6.5)%	$178,412	$164,194	$14,218	8.7%

For the total portfolio, hotel operating expenses decreased $19.4 million, or 6.5% for the nine months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, hotel operating expenses increased $14.2 million, or 8.7% for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase in hotel operating expenses is primarily related to salaries, wages and related benefits ($7.6 million), marketing costs ($0.6 million), maintenance ($0.5 million), utilities ($0.8 million) and real estate taxes ($0.8 million).

Lease Expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $3.2 million on the accompanying unaudited condensed consolidated statement of operations for nine months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million. See note 3 – Property and Equipment for more information.

For the Comparable REIT Assets, net lease expense of $2.2 million for nine months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million related to the Paris Marriott. See note 3 – Property and Equipment for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased by $11.6 million, or 18.6%, for the nine months ended September 30, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, depreciation and amortization increased by $0.6 million, or 2.0%, for the nine months ended September 30, 2004 as compared to the same period in 2003.

Corporate Expenses increased by $8.2 million to $24.5 million for the nine months ended September 30, 2004 from $16.3 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $8.2 million is primarily attributable to an increase of $2.4 million of severance expense, $3.7 million of compensation expense related to the restricted stock units issued in conjunction with the Offering, and $2.3 million of professional fees, offset by a $1.2 million decrease in unit appreciation rights plan expense. Our professional fees increased primarily due to increased legal, consulting and tax fees related to costs of operating as a public company.

Interest Expense, Net. The $24.0 million decrease in interest expense, net for the nine months ended September 30, 2004 as compared to the corresponding period of 2003 was due to:

•	a $17.2 million decrease attributable to lower average borrowings;

•	a $5.0 million decrease due to lower average rates;

•	a $2.0 million decrease applicable to incremental interest costs associated with the repayment of our 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt; and

•	a $1.3 million decrease in amortization of deferred financing costs; offset by

•	a $1.3 million decrease in interest income; and

•	a $0.2 million increase related to the mark-to-market of derivative instruments.

The components of “Interest expense, net” for the nine months ended September 30, 2004 are summarized as follows:

•	mortgage debt ($48.1 million);

•	bank credit facility ($0.5 million);

•	convertible debt ($4.0 million);

•	amortization of financing costs ($3.8 million);

•	other debt ($0.3 million);

•	mark-to-market of derivative instruments ($0.4 million) offset by

•	interest income ($1.0 million).

Including convertible debt, the weighted average debt outstanding for the nine months ended September 30, 2004 and 2003 was $1.2 billion and $1.7 billion, respectively, and the weighted average interest rates were 5.67% and 6.07%. At September 30, 2004, 43.7% of our total debt had variable interest rates and 56.3% had fixed interest rates.

Loss on Early Extinguishment of Debt. On June 29, 2004, we repaid the floating rate commercial mortgage-backed securities (CMBS 2003) using a portion of proceeds from the Offering and the 2004 mortgage loan financings as described in note 5 to the accompanying unaudited condensed consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and our two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 5 to the accompanying unaudited condensed consolidated financial statements, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt that has been reported as a reduction of “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

On January 29, 2003, we cancelled our bank credit facility and retired the 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt as described in note 5 to the accompanying unaudited condensed consolidated financial statements. In connection with these transactions, we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $12.6 million, was reported as “Loss on early extinguishment of debt” ($11.5 million) and was included in “Income from discontinued operations” ($1.1 million), in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2003.

In connection with the Paris Marriott sale described in note 3 to the accompanying unaudited condensed consolidated financial statements, SHCI retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $3.0 million. This write off is included in “Loss on early extinguishment of debt” in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2003.

Other Expenses, Net. Other expenses, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other expenses, net amounted to $0.7 million for the nine months ended September 30, 2004 and $5.0 million for the nine months ended September 30, 2003. The net expense decrease of $4.3 million is primarily attributable to three factors:

•	We had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($64.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, does not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive income (loss) (to the extent deemed effective) and to other expenses, net (to the extent deemed ineffective). When marking these contracts to market we recorded a charge to other expenses, net of $2.7 million and $3.7 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of September 30, 2004, we did not have any forward currency contracts.

•	During the nine months ended September 30, 2004 and 2003, we recorded $0.8 million of net income and $1.5 million of net loss respectively, in our equity in earnings of joint ventures. The net change of $2.3 million is primarily due to the settlement of a swap related to the Prague joint venture during the third quarter of 2003 resulting in additional expense of $2.4 million.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. During the nine months ended September 30, 2004, we recognized $1.3 million of income related to this agreement.

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

We intend to make an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law.

Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the nine months ended September 30, 2004 and 2003, income tax expense is summarized as follows:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Current expense	$1,362	$608
Deferred benefit	(602)	(2,152)

Income tax expense (benefit)	$760	$(1,544)

Income taxes changed by $2.3 million for the nine months ended September 30, 2004 as compared to the same period in 2003. This change is primarily due to net tax benefits as a result of the July 2003 sale of the Paris Marriott.

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests changed by $4.7 million to $1.9 million of income for the nine months ended September 30, 2004 from $2.8 million of expense for the nine months ended September 30, 2003.

Income from Discontinued Operations. As described under “— Recent Trends and Events — Sales of Hotels”, we sold one hotel in the first quarter of 2004 (February 6, 2004), four hotels during the first quarter of 2003 (February 20, 2003) and one hotel in the second quarter of 2003 (June 18, 2003) and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the nine months ended September 30, 2004 and 2003. Income from discontinued operations amounted to $75.7 million and $25.7 million for the nine months ended September 30, 2004 and 2003, respectively. The net increase of $50.0 million is primarily attributable to the gain on sale for the hotel sold in the nine months ended September 30, 2004, where we recorded a gain of $76.0 million as compared to the gain on five hotels sold in the nine months ended September 30, 2003 of $21.0 million.

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

Bank credit facility. On June 29, 2004, SHC Funding obtained a three-year commitment for a $120.0 million revolving credit facility from a group of lenders led by Deutsche Bank Securities, Inc. This revolving credit facility may be used to finance our working capital requirements and for general corporate purposes. Borrowings under this facility will bear interest at floating rates equal to, at our option, either: (i) LIBOR plus 375 basis points; or (ii) 250 basis points plus the higher of:

•	the prime rate announced by Deutsche Bank Trust Company of America, in effect on the date of borrowing; or

•	the Federal Funds Rate in effect on such day plus 50 basis points.

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of November 5, 2004, there was $54.0 million outstanding under this facility.

Our new credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $325.0 million;

•	minimum ratio of consolidated EBITDA to cash interest expense of 2.75;

•	minimum ratio of consolidated EBITDA to fixed charges, as defined, of 1.5; and

•	the ratio of consolidated indebtedness to gross asset value may not exceed 70% (reduced to 65% on the second anniversary of closing).

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The new credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms length basis;

•	restricted payments, including dividends, may not exceed 90% of funds from operation, as defined (subject to dividend payments to preserve our REIT status);

•	there may be no additional indebtedness or guaranties other than (i) property-level non-recourse indebtedness on to-be-acquired assets, (ii) the $208.5 million fixed rate mortgage loan and the $275.0 million floating rate note that were issued pursuant to an indenture with LaSalle Bank, N.A., as note trustee for the benefit of the noteholders; (iii) certain existing mortgage indebtedness; and (iv) ordinary course obligations; and

•	neither we nor SHC Funding will be allowed to enter into a merger or a similar transaction unless SHC Funding is the surviving entity and there is no change in the type of business conducted, or the transaction is approved in advance by the lenders.

As of September 30, 2004, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

The following table presents the changes in our issued and outstanding common shares and operating partnership units since June 30, 2004:

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at June 30, 2004	26,254,034	10,543,526	36,797,560
Units converted into common shares	1,141,667	(1,141,667)	—
Over-allotment option issuance	2,640,000	—	2,640,000

Outstanding at September 30, 2004	30,035,701	9,401,859	39,437,560

Operating Activities. Net cash used in operating activities was $51.4 million for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $23.9 million for the nine months ended September 30, 2003. Cash flow from operations decreased primarily because of our sale of five hotels during 2003 and one hotel in February 2004 and the April 2004 payment of French income tax of approximately €25.1 million ($30.1 million) related to the 2003 sale of the Paris Marriott. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the Offering.

Investing Activities. Net cash provided by investing activities was $28.9 million for the nine months ended September 30, 2004, compared to $140.7 million for the nine months ended September 30, 2003. The significant investing activities are summarized below:

•	we purchased the Ritz-Carlton Half Moon Bay for approximately $123.0 million in August 2004.

•	we sold one hotel during the nine months ended September 30, 2004 for net sales proceeds of $156.4 million and five hotels during the nine months ended September 30, 2003 for net sales proceeds of $154.6 million.

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.3 million in the first quarter of 2004, $1.9 million in the second quarter of 2004.

•	we disbursed $18.1 million and $17.7 million during the nine months ended September 30, 2004 and 2003, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash used in financing activities were $52.2 million for the nine months ended September 30, 2004 compared to $122.1 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, we received proceeds from issuance of our common stock in the Offering, net of offering costs, of $251.2 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.3 billion. In addition, we made payments on mortgage debt and the bank credit facility totaling $1.4 billion, including retirement of mortgage and other debt in connection with the financing discussed below, retirement of mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repayment of a loan from the City of Burbank, California and scheduled principal payments. We also distributed $234.0 million to SHC LLC in connection with the Offering. Significant financing activities applicable to the nine months ended September 30, 2004 and 2003 are described below.

Mortgage Debt and Financing Obligation Payable. During the nine months ended September 30, 2004, our mortgage and other debt decreased from $1.5 billion at December 31, 2003 to $0.5 billion. The net decrease of $1.0 billion was due to the following: (a) on June 29, 2004, in connection with the Offering, our repayment of mortgage debt of $1.3 billion; (b) $204.2 million of debt being eliminated at the time of the Offering due to the restructuring of the Paris Marriott relationship as described under “-Recent Trends and Events-Sales of Hotels”; (c) retirement of the $6.0 million loan payable to the City of Burbank, California; and (d) payment of $1.5 million of mortgage debt principal payments required under various loan agreements. This decrease was partially offset by two mortgage loan financings of $408.5 million completed on June 29, 2004 and an additional loan financing of $75.0 million completed on August 24, 2004.

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

Cash Distributions. On March 31, 2003, our accounting predecessor paid a $229.1 million cash distribution to holders of its membership units ($176.4 million) and convertible LP “B”/LLC units ($52.7 million). The distribution per unit amounted to $2.177. Under the terms of the convertible debt agreements, the holders of such debt and the holders of the LP “A” and “C” units had the right to convert their debt/minority interests to membership units/LP “B” units and participate in a cash distribution as described above. In addition, the LP “C” units had a portion of their semi-annual distributions deferred in the same manner as interest is deferred on the 7.5% debentures. Payment of deferred interest ($13.4 million) and these deferred distributions ($7.2 million) was required in connection with the March 31, 2003 cash distribution to members.

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

On September 7, 2004, we declared a quarterly distribution of $0.22 per share of common stock payable to shareholders of record on September 30, 2004. The distribution was paid on October 14, 2004.

In addition to the distribution to shareholders described above, SHC Funding also declared a quarterly distribution of $0.22 per unit payable to unitholders of record on September 30, 2004. This distribution was paid on October 14, 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2004:

	Payments Due by Period
	Total	Remainder of 2004	2005-2007	2008-2009	Thereafter
	(in thousands)
Long-term debt obligations	$490,017	$671	$8,718	$281,629	$198,999
Bank credit facility	50,000	—	50,000	—	—
Operating lease obligations—ground leases and office space	4,307	86	967	160	3,094
Deferred fees under hotel management contracts	2,378	44	525	350	1,459

Total	$546,702	$801	$60,210	$282,139	$203,552

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2004, $15.8 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.5% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Amounts are capitalized as incurred. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Derivative Financial Instruments

We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We generally require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We use outside consultants to determine the fair values of our derivative instruments. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value, and such value may or may not actually be realized.

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50 million to eliminate the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the Inter.Continental Prague. The forward exchange agreements expired in August 2004. The above hedges were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements were recorded in “Accumulated other comprehensive income (loss)” (to the extent deemed effective) and to “Other (income) expenses, net” (to the extent deemed ineffective) with an offsetting entry to “Accounts payable and accrued expenses”. These contracts were distributed to SHC LLC in conjunction with the Offering. For the nine months ended September 30, 2004, our mark-to-market adjustments of these contracts resulted in a $2.7 million charge to “Other (income) expenses, net” and a $3.7 million reduction of “Accumulated other comprehensive income (loss)”.

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

At September 30, 2004, our investment in the Prague joint venture was $10.9 million. We account for this investment under the equity method of accounting. Our equity in (earnings) loss of hotel joint ventures (included in these amounts are our equity in (earnings) loss in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $(0.8) million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively, and is included in “Other (income) expenses, net” in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the Inter.Continental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($78.0 million based on the foreign exchange rate as of September 30, 2004) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €72.8 million ($90.5 million) outstanding under this arrangement at September 30, 2004. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million and $0 in the nine months ended September 30, 2004 and 2003, respectively.

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

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 1. Financial Statements – Note 9 Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative Instruments and Hedging Activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statement of operations as a component of net (loss) income or as a component of comprehensive (loss) income and as a component of equity on the consolidated balance sheet. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues
2001	$182,457	$171,787	$132,257	(1)	$145,865	(1)
2002	$152,281	$153,664	$125,743		$159,197
2003	$141,937	$139,401	$130,503		$153,713
2004	$147,131	$151,803	$85,064	(2)

(1)	The third and fourth quarter results for 2001 were significantly affected by the terrorist attacks on September 11, 2001.

(2)	The third quarter of 2004 excludes the results of the Distributed Properties.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to pay operating expenses and make distributions to our stockholders.

New Accounting Standards

There are no accounting pronouncements or interpretations that have been issued but not yet adopted that we believe would have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt has a fixed interest rate. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We generally require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

On June 29, 2004, we purchased an interest rate cap with a LIBOR strike price of 5.00%. Originally, the interest rate cap was purchased with a notional amount covering our $200.0 million floating rate loan, but we sold a portion of this cap due to the execution of a swap agreement for a notional amount of $96.0 million. The fixed rate under this swap agreement is 3.62%. In addition, as a result of the purchase of the Ritz-Carlton Half Moon Bay on August 24, 2004, we purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap was purchased with a notional amount covering the additional $75.0 million of the new loan.

As of September 30, 2004, our total outstanding bank credit facility, mortgages and other debt payable was approximately $540.0 million, of which approximately $235.9 million, or 43.7%, was variable rate debt. Total variable debt excludes $96.0 million fixed by the interest rate swap described above. If market rates of interest on our variable rate debt increase by 50%, or approximately 92 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 18 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.4 million annually.

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

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Principal Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Principal Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of September 30, 2004. There has been no change to our internal control over financial reporting during the quarter ended September 30, 2004 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On September 29, 2004, Whitehall exchanged 643,676 membership units of SHC Funding for an equal number of shares of our common stock in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act. In addition, on September 29, 2004, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors, LLC, which we collectively call Prudential, exchanged 497,991 membership units of SHC Funding for an equal number of shares of our common stock in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

(b) None.

(c) The following repurchases of equity securities were made during the quarter ended September 30, 2004:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	0	N/A	N/A	N/A
August 1 – August 31, 2004	0	N/A	N/A	N/A
September 1 – September 30, 2004	0	N/A	N/A	N/A
Total	0

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Description of Exhibit

10.1	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement

10.2	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes

10.3	Chief Financial Officer Severance Agreement

10.4	Strategic Hotel Capital, Inc. Stock Unit Award Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Date	Items Reported	Financial Statements
September 3, 2004	5.02, 9.01	No
August 25, 2004	1.01, 2.03, 8.01, 9.01	No
August 12, 2004	7, 12	Yes
July 28, 2004	5, 7	No

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTEL CAPITAL, INC.

November 10, 2004	By:	/s/ Laurence S. Geller

Laurence S. Geller
Chief Executive Officer

November 10, 2004	By:	/s/ Monte J. Huber

Monte J. Huber
Principal Financial Officer