Form 10-K
period 2004-12-31
STRATEGIC HOTEL CAPITAL INC
filed 2005-03-07
CIK 1057436

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File No. 001-32223

STRATEGIC HOTEL CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State of Incorporation)	(I.R.S. Employer Identification No.)
77 West Wacker Drive, Suite 4600, Chicago, Illinois	60601
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒(1)    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was approximately $258,705,300 as of June 30, 2004.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of March 4, 2005 was 30,035,701.

(1)	The registrant became subject to the Securities Exchange Act of 1934 on June 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 18, 2005.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Embassy Suites®, Four Seasons®, Hilton®, Hyatt®, Inter.Continental®, Loews®, Marriott® and Ritz-Carlton®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this report constitute forward-looking statements. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or the negative of these terms or other comparable terminology.

The forward-looking statements contained in this report reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	The factors discussed in this report set forth under the sections titled “Business—Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	Hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France or other countries where we invest;

•	Increases in interest rates and operating costs;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	Risks related to natural disasters;

•	General volatility of the capital markets and the market price of our common shares;

•	Our failure to maintain our status as a REIT;

•	Changes in real estate and zoning laws or regulations;

•	Increases in real property tax rates; and

•	Changes in the competitive environment in our industry and the markets where we invest.

We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this report to reflect new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS.

Overview

We were incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. We went public in an initial public offering in June 2004. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C.I, which we collectively call Whitehall (an affiliate of Goldman Sachs & Co.), and others. We own our properties through our investment in SHC Funding, our operating partnership.

We:

•	own the fee interest in 11 hotels, comprising approximately 4,961 rooms, located in Arizona, California, Florida, Illinois and Louisiana and in Mexico;

•	lease three hotels from unaffiliated lessors: a ground lease for a hotel in Lincolnshire, Illinois and operating leases for hotels in Paris, France and Hamburg, Germany, comprising an aggregate of approximately 859 rooms;

•	own a 35% interest in a joint venture, with an unaffiliated party, that owns a hotel in Prague, Czech Republic comprising approximately 372 rooms, and we asset manage such hotel on behalf of the joint venture;

•	own a 31% interest in and act as asset manager for a joint venture, which joint venture is with two unaffiliated parties, that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico; and

•	asset manage seven hotels for SHC LLC under an asset management agreement.

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely recognized upper upscale and luxury brands of Embassy Suites®, Four Seasons®, Hilton®, Hyatt®, Inter.Continental®, Loews®, Marriott® and Ritz-Carlton®.

As used in this report, references to “we”, “our”, “us”, “SHCI” and the “REIT” are to Strategic Hotel Capital, Inc. and, except as the context otherwise requires, its consolidated subsidiaries, including Strategic Hotel Funding, L.L.C. and its consolidated subsidiaries. References to “Whitehall” are to Whitehall Street Real Estate Limited Partnership VII, Whitehall Street Real Estate Limited Partnership IX and their affiliates. Whitehall is affiliated with The Goldman Sachs Group, Inc., which is the parent company of Goldman, Sachs & Co. References to “Prudential” are to Prudential Financial, Inc. and its affiliates, including Strategic Value Investors, LLC, The Prudential Insurance Company of America, Prudential Investment Management, Inc., PIC Realty Corporation and Prudential Assets, LLC, and to entities owning our securities over which Prudential Financial, Inc. or its affiliates have investment management discretion, including (SHC/Olayan) Redemption Vehicle, LLC and SVI (SHC/Houston) Redemption Vehicle, LLC.

We seek to maximize asset values and operating results through asset management. We also seek to acquire additional properties that meet our disciplined investment criteria. Based on our past experience, we believe that full-service properties such as ours in the upper-upscale and luxury segments of the hotel industry may benefit to a greater extent than properties in other segments during periods of economic recovery. Given our history of asset management, strategic acquisitions and selective dispositions, we believe that we are well-positioned to take advantage of current favorable market conditions.

Business Strategy

Our goal is to build upon our existing portfolio of hotel properties to become a preeminent owner of upper upscale and luxury branded hotels primarily in the United States with select international hotels. Our future growth will be driven through the execution of a two-fold business strategy, which focuses on maximizing asset values and operating results through asset management and by research-driven capital deployment through acquisitions.

Earnings Growth Through Expert Asset Management

We believe that we can enhance our earnings growth through expert asset management which will ultimately generate higher overall investment returns. We have developed a comprehensive asset management system that we believe maximizes cash flow growth and property value. In addition, we believe that our asset management style has helped us to maximize economic benefits in an industry that has suffered reduced performance, and to position our properties for the current recovery. Our value-added asset management system has the following general components:

Working in partnership with our brands, we build an asset management approach to enhancing the cash flow and upside of our properties:

•	Our senior management team has long-standing relationships with executives of most major hospitality companies. With over 40 years of experience in the hospitality industry, Laurence Geller, our President and Chief Executive Officer, has developed strong relationships with hotel operators throughout the hotel industry as a senior executive, operator and consultant. In addition, we generally believe we have asset managers with broader experience in hotel operations than our competitors, in large part as a result of our belief that the efficiency of our team requires in-depth knowledge of all of the components of each property.

•	We believe that we can more effectively influence the operating performance of our hotels if we have multi-property relationships with a select group of hotel management companies, which we call our preferred operators. We select our preferred operators based on our opinion as to whether an operator has strong brand recognition, superior marketing capabilities, management depth and a history of efficient operations. Because our preferred operators provide the services, technology, human resources training and infrastructure to conduct day-to-day hotel operations, we can focus our energies on monitoring their performance, identifying areas of improvement and providing our operators with useful feedback that they can utilize to maximize operating results and enhance the value of our hotels.

•	We have a proven track record of improving hotel operating performance through the application of value-added programs involving consumer and market research, competitive benchmarking, technology upgrades and systems development and upgrades. In addition, we have long-standing relationships with specialists with whom we consult or recommend to the managers of our hotels as needed in order to provide them more focused support and expertise in areas such as consumer research, purchasing, retailing, merchandising, food and beverage services, physical plant and equipment maintenance, labor systems and parking. Our asset management group is supported by:

•	consumer-based marketing research to assess overall trends in consumer preferences and attitudes on issues such as price, brand, services, amenities and facility needs that have led to strategies that alter customer mix, and improve pricing and overall total revenues; and

•	well-developed techniques for measuring and analyzing departmental and overall hotel profitability and operating trends that have led to implementation of efficiency measures which result in cost savings.

We have also improved operating performance at a number of our hotels through measures including:

•	appealing real estate taxes, generating annualized tax savings;

•	assisting our hotel operators in conducting energy reviews and audits, generating fuel and electric savings;

•	assisting our operators in a review of staffing levels and productivity standards, generating labor savings; and

•	assisting our operators in a review of their food purchasing practices and vendor pricing, generating reductions in food costs.

•	Our hotels are operated under a number of different brands in different locations, which exposes us to diverse management approaches and provides us with an opportunity to identify, develop and apply what we believe to be the best practices in the industry. Our asset management group uses this knowledge to help our preferred operators implement revenue enhancement opportunities, improve operating performance through cost-saving actions and generate incremental profitability above a hotel’s baseline results.

We provide rigorous oversight of the properties and management companies to ensure the alignment of interests and compliance with management contracts:

•	We closely monitor the management companies to which we have delegated the management of our hotels to ensure that they adhere to the terms of their contracts with us. Our asset management group systematically monitors operating decisions, which are made independently by hotel operators but impact the profitability of our hotel properties. In addition, our asset management group works with each of our preferred operators at their corporate level to seek to maximize the value of our properties through the operation of their internal programs and to ensure that cost allocations to each of our properties are appropriate.

•	As a result of the depth of our involvement in our hotel properties, we attain more favorable terms upon renewal of management contracts. For example, where possible, we negotiate management contracts that align the interests of hotel operators with those of the hotel owner by increasing the emphasis on incentive management fees, which we believe focuses the obligation of each hotel’s management to operate for the benefit of the hotel rather than for the benefit of the brand the hotel carries. In certain cases, these initiatives have included a cap on the allocation of certain chain level expenses to our hotels and, in other cases, have included persuading hotel management companies to adopt money saving labor management and food and beverage purchasing systems.

Our asset management team is integral to the capital planning at each hotel including both routine maintenance expenditures and innovative hotel investments to enhance revenues:

•	We work with our managers to ensure that each of our hotel properties is maintained in good repair and condition in conformity with applicable laws and regulations and consistent with the brand’s standards, other hotels and the provisions of the management agreements. The expense of routine repairs, maintenance and ordinary course capital expenditures performed by our management companies are deducted from a furniture, fixtures and equipment reserve, which is generally funded on a monthly basis by a portion of a hotel’s gross revenue. With respect to extraordinary capital expenditures or expenditures outside the ordinary course of operating a hotel, we typically retain approval rights, spending limits or other restrictions that limit the ability of our management companies to perform significant programs of capital improvements, renovation or refurbishing that we believe are unnecessary, undesirable or would result in an unacceptable return on investment.

•	Our team’s creative approach often results in capital investment plans for conversion of unused or underutilized space to new revenue-generating facilities. Examples have included changing the usage of existing hotel space and the identification of expansion areas to create additional meeting rooms, guest rooms and retail outlets.

Asset Growth Through Acquisitions

Key elements. Our acquisition strategy incorporates three key elements:

•	focusing on the acquisition of upper upscale and luxury hotels in attractive markets with barriers to entry where we believe there are opportunities for us to add value by employing our asset management skills and systems;

•	targeting either hotels with existing management contracts or hotels where there is an opportunity to put in place a management contract with one of our preferred operators that would enhance asset value; and

•	building single- and multi-brand relationships with our preferred operators, which are leading hotel management companies that have strong brand recognition, superior marketing capabilities, management depth and a history of efficient operations.

Acquire upper upscale and luxury hotels. We target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, with strong growth characteristics and high barriers to entry. Typically our target hotels would be larger than 150 rooms and have growth or expansion opportunities. We believe that the upper upscale and luxury hotel sector is an extremely attractive sector for long-term investment, especially considering the supply constraints characteristic of that sector. These supply constraints include the importance of location, lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Moreover, the management-intensive nature of upper upscale and luxury hotels provides our experienced management team with the opportunity to enhance value and maximize operating results at these hotels by monitoring performance and suggesting practical strategies for creating greater revenue flow to the bottom line.

Target hotels with management contracts or where we can put value-enhancing management contracts in place. We believe that a significant percentage of upper upscale and luxury hotels in North America have management contracts with remaining durations in excess of five years. Many other acquirers of hotel properties are in the hotel management business or are affiliated with specific management companies and, therefore, pursue hotels only if they can assume management. As a result, we believe that competition to acquire properties with existing management contracts can be less intense, providing us with attractive investment opportunities to achieve higher initial investment returns than we might attain from similar-quality hotels without management contracts. Our management team, based on its experience and knowledge of hotel operating practices, is well positioned to advise hotel operators on practices to improve operating performance and extract additional value from these hotels encumbered by management contracts.

Leverage our relationships with preferred operators. Because we provide professional, financially strong ownership and the opportunity for our preferred operators to continue managing the hotels after our acquisition of the property, they are more likely to seek to involve us in acquisition and disposition opportunities. Given these circumstances, we believe we are viewed by certain preferred operators as an attractive buyer whether a preferred operator is (1) considering a sale of one or more of its owned hotels or (2) attempting to expand its brand by acquiring management contracts in respect of hotels that are not subject to management contracts.

Continuous research and disciplined investment decisions. As a result of our ongoing research, the selection of target markets and individual property targets is updated continuously to foster a proactive acquisition process.

We believe our acquisition process permits us to make disciplined investment decisions quickly and efficiently, offering sellers the benefit of an expedited closing and certainty of execution.

Selected international opportunities. We have the skills and experience to acquire and asset manage hotels both domestically and internationally, which have permitted us to diversify our portfolio geographically. We currently own hotels in Mexico City and Punta Mita, Mexico, leasehold interests in hotels in Paris, France and Hamburg, Germany and a joint venture interest in a hotel in Prague, Czech Republic, which we asset manage for the joint venture. We believe that the international scope of our knowledge and skills places us in a unique position among lodging REITs and will permit us to take advantage of select international hotel opportunities. Our international acquisition activity will be consistent with our domestic acquisition strategy, namely targeting upper upscale and luxury hotels that have management contracts with preferred operators or hotels where we can enter into value enhancing management contracts with our preferred operators.

Growth through joint ventures. While joint venture financing of new acquisitions is not a primary growth strategy, the company has a successful history of entering into joint venture arrangements and will consider opportunities in the future when:

•	they are with strategic partners whose financial objectives are compatible with ours;

•	they provide compelling economics that may include current asset management fee income, or upside participation; and/or

•	they provide access to strategically important hotel acquisitions.

Advantages of this investment strategy include allowing us to expand our portfolio, increase fee-based income, enhance the return on our real estate through fee and incentive income and foster closer relationships with our preferred operators. We can also gain additional diversification of our capital and higher return on investment by investing in a larger number of properties, although through a smaller investment in each property.

Growth through strategic asset management. We will seek to asset manage properties when such an involvement leads to access to profitable hotel investment opportunities. Our goal is not to enter the traditional asset management business and compete with pure fee for service asset managers on price, but rather to take advantage of special opportunities, like the joint venture opportunities as previously described, or strategic alliances that will allow us to earn fees to supplement the returns from our owned properties with limited or no accompanying financial commitment. Similar to our joint venture properties, through these management relationships we expect to gain familiarity with the assets we oversee which may position us favorably to acquire ownership of these properties if they are offered for sale.

Recycle capital for future investments through opportunistic dispositions. We will take advantage of opportunities to sell a property, thereby freeing capital for future investment, when we believe that a disposition would be in our best interests. For example, we are likely to sell properties in circumstances where:

•	we believe that our asset management team has maximized the property’s value;

•	the proceeds of the disposition are unusually attractive;

•	the market in which the property is located is declining or static; or

•	competition in the market requires substantial capital investment which will not generate returns that meet our criteria.

Competition

The hotel industry is highly competitive and our hotel investments are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels operated under brands in the upper-upscale and luxury segments as described under “—Description of Real Estate” and “—Individual Property Data”. Increased competition could have a material adverse effect on occupancy, average daily rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.

We believe that our properties enjoy competitive advantages associated with their operations under the Embassy Suites®, Four Seasons®, Hilton®, Hyatt®, Inter.Continental®, Loews®, Marriott® and Ritz-Carlton® hotel brand systems. The national marketing programs and reservation systems of these brands combined with the strong management systems and expertise they provide should enable our properties to continue to perform favorably in terms of both occupancy and room rates. Each of the managers of our hotels maintains national reservation systems with reservation agents that have the current status of the rooms available and rates from the properties. In addition, repeat guest business is enhanced by guest rewards programs offered by some of our brands including Hilton®, Hyatt®, Inter.Continental® and Marriott®.

Because our hotels operate in the luxury and upper upscale segment of the market, we face increased competition from providers of less expensive accommodations, such as limited service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there is pressure to lower average daily rates during such periods to compete for these guests.

We believe that competition for the acquisition of hotels is highly fragmented. We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners in each of our markets. Some of these entities may have substantially greater financial resources and may be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell.

Offices

We sub-lease our headquarters located at 77 West Wacker Drive, Suite 4600, Chicago, Illinois 60601 from SHC LLC at a fair market value determined at the commencement date of the sublease, which is currently less than the amount paid by SHC LLC under its lease. We believe that our current facilities are adequate for our present and future operations.

Employees

At December 31, 2004, we had 30 full-time and three part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

Promoters

We were founded by SHC LLC. In addition, Mr. Geller, who was chairman and chief executive officer of SHC LLC, and Whitehall and Prudential, which are the principal investors in SHC LLC, may also be considered our promoters because they indirectly participated in founding and organizing our business.

Environmental

Environmental consultants retained by our lenders conducted Phase I environmental site assessments in 2004 on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing. The lenders did not conduct Phase I assessments on our European properties, although older environmental assessments or building engineering surveys exist for these properties. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability (including asbestos related liability) that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. The Hilton Burbank Airport and Convention Center is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination. There can be no assurance regarding potential future developments concerning this site, however. We have detected the presence of mold at a few of our properties. See “—Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations”.

Insurance

Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Risk Factors” and the following. We are responsible for arranging the insurance for most of our hotels, although in certain cases, hotel management companies assume responsibility for arranging insurance under the relevant operating agreement. Our properties are covered by blanket insurance policies which cover multiple properties. In the event that these blanket policies are drawn on to cover losses on other properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.

Due to the catastrophic flooding that occurred in the Czech Republic in August 2002, many buildings in Prague, including the Hotel Inter.Continental Prague, experienced significant damage. The Hotel Inter.Continental Prague sustained approximately €17 million ($20.9 million) of property damage and business interruption losses due to the eleven week closure required to complete the repairs.

Since then, flood insurance for buildings in Prague has become more expensive and coverage has diminished. Our flood insurance contains a deductible that requires that the joint venture, in which we own a 35% interest, cover the losses related to any claims for less than €1.0 million ($1.4 million). In addition, any claims over €20 million ($27.1 million) are also self insured. To help offset this exposure, the lender, Aareal Bank, has required that a minimum balance of €2.0 million ($2.7 million) be maintained in the furniture, fixtures and equipment reserve at all times until more acceptable flood insurance has been obtained. Accordingly, if the hotel were to sustain damages in an amount similar to that which was experienced in 2002, we may not have sufficient coverage to provide full reimbursement for losses. Our share of the joint venture’s exposure is 35%.

Hotel Management Agreements

Our hotels are managed and operated by third parties pursuant to management or lease agreements with our lessee subsidiaries or, in the case of the Paris Marriott Champs Elysees, an independent third party that subleases the property from us. See “—Taxable REIT Subsidiary” below. The agreements generally provide for the payment of base management fees of between 1.25% to 4% of gross revenues, as defined in the applicable agreement. In addition, an incentive fee may be paid if certain criteria are met. The remaining terms (not including renewal options) of these management agreements range from one to 25 years. Our management agreements with our operators typically have the terms described below.

•	Operational services. The managers have exclusive authority to supervise, direct and control the day-to-day operation and management of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotels. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. In some cases, the incentive management fee is paid only after the owner has received a certain level of income.

•	Executive supervision and management services. The managers supervise all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections and provide other administrative and accounting support services to the hotel. In some cases, we maintain authority to approve the appointment of the hotel’s general manager.

•	Chain services. The management agreements require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Such services include: (1) the development and operation of computer systems and reservation services, (2) management and administrative services, (3) marketing and sales services, (4) human resources training services and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

•	Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of fixed asset supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations of the hotels if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•	Furniture, fixtures and equipment replacements. The management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefor, subject to our review or approval. Under the agreement, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 3.0% to 5.5%).

•	Building alterations, improvements and renewals. The management agreements generally require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required by reason of laws or regulations or, in the manager’s reasonable judgment, to keep the hotel in a safe, competitive and efficient operating condition.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreements and meets specified other conditions.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos currently used by the manager may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

We lease one of our hotels, the Marriott Hamburg, pursuant to a lease agreement whereby rent is paid by the lessee to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of the management contracts described above.

Lease Agreements

We are the tenant under leases with third-party landlords for the Marriott Lincolnshire, the Paris Marriott Champs Elysees and the Hamburg Marriott. The terms of these leases (including renewal options) range from 46 to 55 years. These lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) plus additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Taxable REIT Subsidiary

On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs, generally to assure that TRSs are subject to an appropriate level of corporate taxation. Further, no more than 20% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the TRS legislation provides that a REIT may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

We have formed SHC DTRS, Inc. as a wholly-owned TRS. Each of our 10 domestic hotels that are subject to management agreements are leased by our relevant property-owning subsidiary to limited liability company subsidiaries of SHC DTRS, Inc. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties. Otherwise, we may have to pay a 100% penalty tax. We have a similar arrangement with respect to our foreign hotels in Mexico. In Prague, there is an existing lease agreement between the property-owning entity and a tenant that has prepaid the rent, which is being amortized on a straight-line basis over a period of fifteen years. The management agreements between the relevant property-owning subsidiary and the relevant hotel management company have been amended or assigned so that the hotel management company has agreed to manage the properties directly with the relevant limited liability company subsidiary of one of our TRSs. In addition, in order to comply with French law and the REIT qualification rules, a subsidiary of SanMon Services, LLC, which is controlled by a third party, subleases the Paris Marriott Champs Elysees from us in lieu of a sublease with a TRS. The owner of SanMon Services, LLC bears the economic risks and benefits of this arrangement.

Our TRS Leases

Each lease for the hotels, other than with respect to the Inter.Continental Prague, has a non-cancelable term of five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for the lessee’s use and occupancy, condemnation, or our sale or disposition of the hotel.

During the term of each lease, other than with respect to the Inter.Continental Prague, our TRS lessees are obligated to pay a fixed annual base rent and a percentage rent. In Prague, the tenant has prepaid the rent as noted above. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues for each of the hotels with certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees which is paid monthly. Base rent accrues and is paid monthly. The base rent and percentage rents are adjusted annually for changes in the consumer price index.

Other than fixed charges, including real estate and personal property taxes, capital expenditures and a reserve for capital expenditures, which are obligations of the lessor, the leases require our TRS lessees to pay rent, property insurance, all costs and expenses and all utility and other charges incurred in the operation of the hotels. The leases also provide for rent reductions and abatements in the event of damage to, or destruction or a partial taking of, a hotel.

Risk Factors

The following factors could affect our future financial performance:

Risks Related to Our Business

If the recent economic slowdown reoccurs, our results will be adversely affected by declines in average daily room rates or occupancy.

The performance of the lodging industry has traditionally been closely linked with the general economy. In an economic downturn, upper upscale and luxury hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels, when compared to other classes of hotels. If the recent economic slowdown reoccurs, this could result in further declines in average daily room rates or occupancy and thereby have a material adverse effect on our results of operations.

The threat of terrorism has adversely affected the hotel industry generally and these adverse effects may continue or, particularly if there are further terrorist events, worsen.

The threat of terrorism has caused a significant decrease in hotel occupancy and average daily rates due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas and near airports have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. Future terrorist acts, terrorism alerts or outbreaks of hostilities could have a negative effect on travel and on our business.

Rising operating expenses and costs of capital improvements could reduce our cash flow, EBITDA and funds available for future distributions.

Our properties are subject to operating risks common to the lodging industry in general. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we could be required to spend additional funds for that property’s operating expenses. In the future, our properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow, EBITDA and funds available for future distributions.

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Some of these capital improvements are mandated by health, safety or other regulations. These capital improvements may give rise to (i) a possible shortage of available cash to fund capital improvements, (ii) the possibility that financing for these capital improvements may not be available to us on affordable terms and (iii) uncertainties as to market demand or a loss of market demand after capital improvements have begun. The costs of these capital improvements could adversely affect our financial condition and amounts available for distribution to our stockholders.

Our business and operating results depend in large part upon the performance of third-party hotel management companies that manage our hotels.

Our hotels are managed by third-party hotel management companies pursuant to management agreements or an operating lease in the case of the Marriott Hamburg. Therefore, our business and operating results depend in large part upon our hotel management companies’ performance under the management agreements.

Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels. For a summary discussion of the material terms of these management agreements, see

“—Hotel Management Agreements”. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience disruptions at the affected hotels. The effectiveness of the hotel management companies in managing our hotels will, therefore, significantly affect the revenues, expenses and value of our hotels.

Additionally, our hotel management companies and their affiliates own, operate or franchise properties other than our properties, including properties that directly compete with our properties. Therefore, a hotel management company may have different interests than our own with respect to short-term or long-term goals and objectives, including interests relating to the brands under which such hotel management companies operate. Such differences may be significant depending upon many factors, including the remaining term of the management agreement, trade area restrictions with respect to competition by the hotel management company or its affiliates or differing policies, procedures or practices. Any of these factors may adversely impact the operation and profitability of a hotel, which could harm our financial condition and results of operations.

All revenues generated at our hotels, including credit card receivables, are deposited by the payors into accounts maintained and controlled by the relevant hotel management company, which pays operating and other expenses for the relevant hotel (including real and personal property taxes), pays itself management fees in accordance with the terms of the applicable management agreement and makes deposits into any reserve funds required by the applicable management agreement. In the event of a bankruptcy or insolvency involving a hotel management company, there is a risk that the payment of operating and other expenses for the relevant hotel and payment of revenues to us may be delayed or otherwise impaired. The bankruptcy or insolvency of a hotel management company may significantly impair its ability to provide services required under the management agreement.

We have substantial debt, a portion of which is variable rate debt, and we may incur additional indebtedness, which may negatively affect our business and financial results.

Our debt may negatively affect our business and financial results, including:

•	requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amount available for distributions to stockholders, funds available for operations and capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	requiring us to dispose of properties in order to make required payments of interest and principal.

As of December 31, 2004, we had approximately $543.1 million of outstanding indebtedness. Approximately $240.0 million of this debt bears interest at a variable rate, and we had at that date the ability to borrow approximately $66.0 million of additional variable rate debt under our revolving credit facility. We have also swapped $96.0 million of the variable rate debt to a fixed rate, resulting in approximately 56% of debt having fixed rates. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through re-financings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through re-financings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our revolving credit facility or borrow new funds to acquire properties. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income or to ensure otherwise that we maintain our qualification as a REIT for Federal income tax purposes.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain financing from either affiliated or unaffiliated sources. Sufficient financing may not be available or, if available, may not be available on reasonable terms. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

Our organizational documents do not limit the amount of indebtedness that we may incur. If we become highly leveraged, then the resulting increase in debt service would reduce cash available for distribution and could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

Our financial covenants may restrict our operating or acquisition activities.

Our revolving credit facility contains customary restrictions, requirements and other limitations on our ability to incur indebtedness, including customary financial covenants. Our ability to borrow under our revolving credit facility is subject to compliance with these financial and other covenants. We may use borrowings under our revolving credit facility to finance acquisitions and redevelopment activities and for working capital. If we are unable to borrow under our revolving credit facility or to refinance existing indebtedness, we may be prevented from making acquisitions or funding our working capital needs and our financial condition and results of operations would be adversely affected.

Our asset management agreement with SHC LLC may be terminated resulting in a loss of revenue and a material adverse effect on our results of operations and financial condition.

Our asset management agreement with SHC LLC is terminable by SHC LLC at any time after June 29, 2006 upon 90 days’ notice. Additionally, the annual fee of $5.0 million payable under the asset management agreement is automatically reduced after June 29, 2005 to the extent that SHC LLC sells any of its hotels covered by the asset management agreement. If the asset management agreement is terminated or the fees reduced, we will experience a loss of revenue, which could have a material adverse effect on our results of operations and financial condition.

The geographic concentration of our hotels in California makes us more susceptible to economic downturn in that state.

Five of our hotels are located in California, the greatest concentration of our portfolio properties in any state. California has been historically at greater risk to certain acts of nature, such as floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other regions. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California or other local economies where we operate.

We face competition for the acquisition of real estate properties.

We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels and others who are engaged in real estate investment activities for the acquisition of hotels. These competitors may drive up the price we must pay for real property, other assets or other companies we seek to acquire or may succeed in acquiring those properties, assets or companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable investment properties may increase in the future. This would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability may be reduced. Also, future acquisitions of real property, other assets or other companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. We also may not be successful in identifying or consummating acquisitions and joint ventures on satisfactory terms. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets.

We may experience conflicts of interest with significant stockholders and those stockholders may also exercise significant influence over our affairs.

Our two largest stockholders, Whitehall and Prudential, in aggregate beneficially own approximately 18.4% and 14.2%, respectively, of the outstanding shares of our common stock and each have the right to appoint up to two observers (depending on share ownership levels) to attend our board meetings without a right to vote. In addition, Whitehall and Prudential are the largest beneficial owners of SHC LLC, which owns the seven properties that we continue to asset manage under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC. As a result, we may experience conflicts of interest in connection with: (i) competition with SHC LLC, Whitehall or Prudential over the acquisition of hotel properties; (ii) the disposition of properties that we currently own, if prospective purchasers compete with SHC LLC; (iii) the disposition of properties owned by SHC LLC which will result in a lower or no management fee payable to us; or (iv) our acquisition of hotels from SHC LLC.

Whitehall and Prudential’s shares of common stock constitute a significant portion of the votes needed to approve matters required to be submitted to our stockholders for approval, including decisions relating to the election of our board of directors, and the determination of our day-to-day corporate and management policies. In particular, Whitehall and Prudential have agreed to vote all their shares of capital stock in favor of Mr. Geller’s election to our board of directors, as long as they own any shares of our capital stock and we nominate Mr. Geller as a director. Also, Whitehall and Prudential will together be able to exercise significant influence over the outcome of any proposed merger or consolidation of our company under Maryland law. Whitehall and Prudential’s ownership interest in our company may discourage third parties from seeking to acquire control of our company which may adversely affect the market price of our common stock.

We are prohibited from selling one of our properties in taxable transactions before specified dates in the future.

Unless the transaction will qualify as a tax deferred exchange, the terms of certain agreements prohibit us from selling the Loews Santa Monica Beach Hotel before the earlier of March 4, 2013 or the date three named individuals are deceased. Also, we agreed to maintain $60 million of indebtedness on the Loews Santa Monica Beach Hotel until such date. These limitations may prevent us from selling this property on a timely basis or at all.

Our management has a limited history operating a REIT and limited experience managing a public company.

We have a brief operating history. Until recently, our management team has historically operated our business as a privately-owned corporation, has limited experience operating a REIT and limited experience managing a publicly-owned company. We continue to develop control systems and procedures adequate to support a public REIT company and this transition could place a significant strain on our management systems, infrastructure, overhead and other resources.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section as well as the following:

•	increased competition from new supply or existing hotel properties in our markets, which adversely affects occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors could have an adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

The illiquidity of real estate investments and the lack of alternative uses of hotel properties could significantly limit our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

In addition, hotel properties may not readily be converted to alternative uses if they were to become unprofitable due to competition, age of improvements, decreased demand or other factors. The conversion of a hotel to alternative uses would also generally require substantial capital expenditures.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We may not have funds available to correct those defects or to make those improvements and as a result our ability to sell the property would be limited. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could significantly harm our financial condition and results of operations.

We derive revenues from outside the United States, which subjects us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in a source of our cash flows.

Our business plan assumes that a portion of our investments will continue to be in hotel properties located outside the United States. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations, including:

•	enactment of laws prohibiting or restricting the foreign ownership of property;

•	laws restricting us from removing profits earned from activities within the country to the United States, including the payment of distributions, i.e., nationalization of assets located within a country;

•	changes in laws, regulations and policies, including land use, zoning and environmental laws as well as real estate and other tax rates;

•	exchange rate fluctuations;

•	change in the availability, cost and terms of mortgage funds resulting from varying national economic policies or changes in interest rates;

•	high administrative costs; and

•	terrorism, war or civil unrest.

Unfavorable legal, regulatory, economic or political changes such as those described above could adversely affect our financial condition and results of operations.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.

Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. To the extent that cash flows from operations are insufficient during any quarter, due to seasonal fluctuations in revenues, we may have to enter into short-term borrowings to make distributions to our stockholders.

The increasing use of Internet travel intermediaries by consumers may adversely affect our profitability as a result of increased commissions or lower room rates.

Some of our hotel rooms are booked through Internet travel intermediaries such as Travelocity.com, Expedia.com, Orbitz.com, Hotels.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from our management companies. If the amount of sales made through Internet intermediaries increases significantly and our hotel operators fail to appropriately price room inventory in a manner that maximizes yields, room revenues may flatten or decrease and our profitability may be adversely affected.

Uninsured and underinsured losses could adversely affect our financial condition, results of operations and our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Five of our hotels are located in California, which has been historically at greater risk to certain acts of nature (such as floods and earthquakes) than other states. Our Four Seasons in Mexico City is also in an area exposed to greater risk of earthquakes. Our Hyatt Regency New Orleans and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods. Also, we were forced to close the Inter.Continental Prague for approximately eleven weeks during the latter half of 2002 due to flooding.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In the event of a significant loss, our deductible may be high and we may be required to pay for all such repairs and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Since September 11, 2001, it has generally become more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, flood and terrorism) may not be generally available at current levels. Also, since the flooding in Prague described above, flood insurance has become more expensive and coverage has diminished at the property. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations.

Our hotel properties are subject to various Federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws can also impose liability on parties that arrange for the disposal of wastes at an offsite property that becomes contaminated.

In addition, some of these environmental laws can restrict the use of a property and place conditions on various activities. An example would be laws that require a business using hazardous substances on a property (such as swimming pool and lawn care chemicals) to manage them carefully and to notify local officials that the chemicals are being used. Failure to comply with these laws could result in fines and penalties or expose us to third-party liability.

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as “Superfund” sites. Superfund sites can cover large areas, affecting many different parcels of land. The EPA may choose to pursue parties regardless of their actual contribution to the contamination. The Hilton Burbank Airport and Convention Center is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination. There can be no assurance regarding potential future developments concerning this site, however.

The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.

We have reviewed environmental reports prepared by consultants retained by our lenders at various times, which disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability. At some facilities these include on-site dry cleaning operations, petroleum storage in underground storage tanks, past tank removals and the known or suspected presence of asbestos and mold.

We have detected the presence of mold at a few of our hotels. In the case of one of our hotels where the presence of mold might not be confined to limited areas, we have engaged a consultant to study the extent of the moisture infiltration and resultant mold. While we have not yet determined the extent of the moisture infiltration and resultant mold at that hotel, the costs to remediate the situation and any litigation that may arise from the presence of mold could be significant. Many of the costs may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to resolve the issue. Further, if the moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, which could have a adverse impact on our results of operations and ability to make distributions to stockholders.

The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our stockholders. Future laws or regulations may impose material environmental liabilities on us, the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us and currently unknown environmental liabilities related to our hotel properties may be identified.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various Federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

We face competition in the acquisition of properties and properties that we acquire may not perform as anticipated.

We expect to acquire additional hotel properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for acquisitions that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

Risks Related to Our Organization and Structure

Provisions of our organizational documents may limit the ability of a third party to acquire control of our company and may depress our stock price.

In order for us to maintain our status as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any stockholder from owning actually or constructively more than 9.8% of the value of outstanding shares of our stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void, and could result in the shares being automatically transferred to a charitable trust. This ownership limitation may prevent an acquisition of control of our company by a third party without our board of directors’ grant of an exemption from the ownership limitation, even if our stockholders believe the change of control is in their interest.

Our charter authorizes our board of directors to cause us to issue up to 150,000,000 shares of common stock and up to 150,000,000 shares of preferred stock, to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of our stock that we have authority to issue, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest.

Our charter permits the removal of a director only upon the affirmative vote of two-thirds of the votes entitled to be cast generally in the election of directors and provides that vacancies may only be filled by a majority of the remaining directors. Our bylaws require advance notice of a stockholder’s intention to nominate directors or present business for consideration by stockholders at an annual meeting of our stockholders. These provisions may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

Provisions of Maryland law may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law, or the MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special super majority stockholder voting requirements on these combinations;

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•	“unsolicited takeover” provisions of Maryland law permit our board of directors, without stockholder approval, to implement a classified board as well as impose other restrictions on the ability of a third party to acquire control.

We have opted out of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, we may, by amendment to our bylaws, become subject to the control share provisions of the MGCL in the future except with respect to Prudential and Whitehall who will not be subject to the operation of the control share provisions without their prior written consent.

We rely on our President and Chief Executive Officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our President and Chief Executive Officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years’ experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results.

You have limited control as a stockholder regarding any changes we make to our policies.

Our board of directors determines our major policies, including our investment objectives, financing, growth and distributions. Our board may amend or revise these and other policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies.

Tax Risks

If we fail to maintain our status as a REIT, our distributions will not be deductible by us, and our income will be subject to Federal taxation, reducing our earnings available for distribution.

We currently qualify as a REIT under the Internal Revenue Code. The requirements for this qualification, however, are complex. If we fail to meet these requirements in the future, our distributions will not be deductible by us and we will have to pay a corporate Federal level tax on our income. This would substantially reduce our cash available to pay distributions and your yield on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we maintain our status as a REIT, we may become subject to Federal, state, local or foreign taxes on our income or property reducing our earnings available for distribution.

Even if we maintain our status as a REIT, we may become subject to Federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction”, that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay Federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets.

Foreign countries impose taxes on our hotels and our operations within their jurisdictions. We may not fully benefit from a foreign tax credit against our U.S. income tax liability for the foreign taxes we pay. As a result, our foreign taxes will reduce our income and available cash flow from our foreign hotels, which, in turn, could reduce our ability to make distributions to our stockholders.

If the leases of our hotels to our taxable REIT subsidiaries are not respected as true leases for Federal income tax purposes, we would fail to maintain our status as a REIT.

To continue to qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. The rent paid pursuant to the leases of our hotels to our taxable REIT subsidiaries will only qualify for purposes of the gross income tests if the leases are respected as true leases for Federal income tax purposes and are not treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for Federal income tax purposes, we would fail to qualify as a REIT.

Our taxable REIT subsidiary is subject to special rules that may result in increased taxes.

Several Internal Revenue Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of Federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. The IRS may successfully assert that the economic arrangements of any of our inter-company transactions, including the hotel leases, are not comparable to similar arrangements between unrelated parties.

We may be required to pay a penalty tax upon the sale of a hotel.

The Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current law, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions, and therefore we may be required to pay a penalty tax.

ITEM 2.    PROPERTIES.

Overview. Set forth below is a summary of certain information related to our owned hotel properties as of December 31, 2004. For further information regarding our hotel properties, see “—Individual Property Data” below.

Hotel	Location	Number of Rooms	Property Interest	Date Acquired
Hyatt Regency New Orleans(*)	New Orleans, LA	1,184	Fee simple	9/1997
Hyatt Regency Phoenix(*)	Phoenix, AZ	712	Fee simple	1/1998
Hilton Burbank Airport and Convention Center(*)	Burbank, CA	488	Fee simple	1/1998
Marriott Rancho Las Palmas Resort(*)	Rancho Mirage, CA	444	Fee simple	1/1998
Hyatt Regency La Jolla at Aventine(*)	La Jolla, CA	419	Fee simple	7/1999
Marriott Chicago Schaumburg(*)	Schaumburg, IL	398	Fee simple	5/1998
Marriott Lincolnshire Resort(1)(*)	Lincolnshire, IL	390	Ground lease	9/1997
Inter.Continental Prague(2)(*)	Prague, Czech Republic	372	Fee simple	8/1998
Loews Santa Monica Beach Hotel(3)(*)	Santa Monica, CA	342	Fee simple	3/1998
Embassy Suites Lake Buena Vista Resort(*)	Orlando, FL	333	Fee simple	9/1997
Marriott Hamburg(4)	Hamburg, Germany	277	Leasehold	6/2000
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	261	Fee simple	8/2004
Four Seasons Mexico City(*)	Mexico City, Mexico	240	Fee simple	12/1997
Paris Marriott Champs Elysees(4)	Paris, France	192	Leasehold	2/1998
Four Seasons Punta Mita Resort(*)	Punta Mita, Mexico	140	Fee simple	2/2001

Total Number of Rooms		6,192

(1)	We have a ground lease interest in this property.
(2)	We have a 35% joint venture interest in this property.
(3)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(4)	These properties were originally acquired on the dates indicated in the table, but were subsequently sold to a third party and leased back by us in transactions that are more fully described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.
(*)	These properties are subject to mortgages as more fully described below under “Mortgage and Other Indebtedness Outstanding”.

Property Performance. The following table presents statistical data and certain performance information for our hotel properties for 2004 and 2003. For additional information regarding business segment data such as revenues and long-lived assets, see note 17 to our consolidated financial statements included herein.

	Year Ended December 31, 2004			Year Ended December 31, 2003
Hotel	Average Daily Rate	Average Occupancy%	RevPAR	Average Daily Rate	Average Occupancy%	RevPAR
Hyatt Regency New Orleans	$141.14	62.3%	$87.92	$142.75	65.0%	$92.79
Hyatt Regency Phoenix	$134.37	64.7%	$86.97	$136.33	59.7%	$81.34
Hilton Burbank Airport and Convention Center	$114.56	61.9%	$70.92	$112.47	61.1%	$68.70
Marriott Rancho Las Palmas Resort	$142.28	67.3%	$95.74	$143.66	68.0%	$97.70
Hyatt Regency La Jolla at Aventine	$152.57	74.2%	$113.14	$155.73	69.0%	$107.47
Marriott Chicago Schaumburg	$107.56	65.5%	$70.45	$104.05	64.1%	$66.72
Marriott Lincolnshire Resort	$112.49	68.7%	$77.23	$112.95	65.6%	$74.08
Inter.Continental Prague	$195.21	80.4%	$156.87	$181.39	73.5%	$133.36
Loews Santa Monica Beach Hotel	$244.00	79.7%	$194.53	$236.58	70.3%	$166.22
Embassy Suites Lake Buena Vista Resort	$121.56	82.6%	$100.46	$114.92	77.1%	$88.61
Marriott Hamburg	$149.05	79.8%	$118.93	$133.00	78.7%	$104.63
Ritz-Carlton Half Moon Bay	$319.11	67.9%	$216.84	N/A	N/A	N/A
Four Seasons Mexico City	$217.62	63.3%	$137.69	$216.92	63.2%	$137.05
Paris Marriott Champs Elysees	$406.54	82.2%	$334.19	$384.07	82.0%	$315.12
Four Seasons Punta Mita Resort	$540.10	75.2%	$406.39	$528.85	68.0%	$359.83

Total	$170.75	69.5%	$118.61	$163.99	67.2%	$110.25

Individual Property Data

The following descriptions of our individual properties include additional financial and tax disclosure for our two largest properties as measured by gross revenue or book asset value.

Hyatt Regency New Orleans

The Property. We own a fee simple interest in the Hyatt Regency New Orleans. The hotel opened in 1976 and is comprised of 1,184 guest rooms, including 570 king rooms, 566 double/double rooms and 48 suites. Capital expenditures for 2004 were approximately $2.3 million and are expected to be approximately $9.1 million for 2005. We expect to fund such capital expenditures with existing and anticipated reserve funds. The hotel is situated on the northwestern periphery of the New Orleans central business district. The Louisiana Superdome and the New Orleans Sports Arena are situated in the immediate vicinity of the Hyatt Regency New Orleans. The hotel is also connected to the New Orleans Mall which is a 600,000 square-foot retail mall. Nearby attractions include the Ernest N. Morial Convention Center, the French Quarter and the Riverfront, which are located within two miles of the property.

Location and Access. The Hyatt Regency New Orleans benefits from convenient access. By virtue of the building’s height and clear signage on top of the structure, the Hyatt Regency New Orleans hotel is highly visible from either direction on Poydras Street. The Hyatt Regency New Orleans is located approximately 12 miles from New Orleans International Airport.

Competition. Competitor hotels include the Radisson Hotel New Orleans, Hilton New Orleans Riverside, Sheraton Hotel New Orleans, Marriott New Orleans, Fairmont New Orleans and Inter.Continental New Orleans.

Selected Financial and Operating Information. The following table shows selected financial and operating information regarding the Hyatt Regency New Orleans hotel following its acquisition by us in September 1997.

For purposes of comparison, we have provided financial information for this property as if the hotel was operated under a management agreement (not leased) for all periods presented.

	2004	2003	2002	2001	2000
	(in thousands, except selected operating information)
Selected Pro Forma Financial Information:
Total revenue	$59,101	$63,143	$64,558	67,745	68,388
Operating expenses	34,696	36,245	35,868	36,827	37,633
Gross operating profit	24,405	26,898	28,690	30,918	30,755
Other expenses	$7,441	$6,749	$7,036	$6,567	$6,931
Selected Operating Information:
Rooms	1,184	1,184	1,184	1,184	1,184
Average Occupancy	62.3%	65.0%	63.2%	67.2%	66.3%
ADR	$141.14	$142.75	$147.02	$150.75	$152.95
RevPAR	$87.92	$92.79	$92.98	$101.30	$101.33

The adjusted tax basis for the building for the year ended December 31, 2004 was $34.2 million, which is depreciated on a straight-line basis over an estimated life of 39 years.

Ritz-Carlton Half Moon Bay

The Property. We own a fee simple interest in the Ritz-Carlton Half Moon Bay. The hotel opened in 2001 with its first full year of operations in 2002. The hotel is comprised of 261 guest rooms, the majority of which offer ocean or coastal views, including 159 king rooms, 80 double/double rooms and 22 suites. Capital expenditures in 2004 for our period of ownership were approximately $274,000. Capital expenditures for 2005 are expected to be approximately $3.7 million and include the new fire and wine master plan, the Conservatory Restaurant seating addition as well as design fees for the expansion of the Conservatory kitchen. We expect to fund such capital expenditures with existing reserve funds, cash provided by operations and borrowings under our revolving credit facility. The hotel is situated on a bluff overlooking the Pacific Ocean. The resort is located between two recognized golf courses (The Ocean Course and the Old Course) that are under separate ownership. Half Moon Bay is located in Western San Mateo County and is less than an hour from downtown San Francisco.

Competition. Competitor hotels include the Shutters on the Beach, Wyndham Luxury Carmel Valley, Fairmont Sonoma Mission Inn and Spa, Hotel Del Coronado, Ritz-Carlton Laguna Niguel (which we separately asset manage for SHC LLC), Hyatt Regency Monterey, Xanterra Parks & Resorts, Silverado Resort, Four Seasons Resort Aviara and Four Seasons Resort Santa Barbara.

Selected Financial and Operating Information. The following table shows selected financial and operating information regarding the Ritz Carlton Half Moon Bay hotel following its acquisition by us in August 2004 (in thousands, except selected operating information):

2004
Selected Financial Information:
Total revenue	$18,202
Operating expenses	13,942
Gross operating profit	4,260
Other expenses	$1,436
Selected Operating Information:
Rooms	261
Average Occupancy	67.9%
ADR	$319.11
RevPAR	$216.84

The adjusted tax basis for the building for the year ended December 31, 2004 was $75.0 million, which is depreciated on a straight-line basis over an estimated life of 39 years.

Hyatt Regency Phoenix

We hold a fee simple interest in the Hyatt Regency Phoenix hotel. The Hyatt Regency Phoenix was completed in 1976 and is comprised of 712 guest rooms, including 286 king rooms, 205 queen/queen rooms, 152 double/double rooms, 36 studio suites, 25 two bedroom suites, five hospitality suites and three one bedroom suites. The hotel guest rooms were refurbished in 1999. The Hyatt Regency Phoenix is located in downtown Phoenix, Arizona. Nearby attractions include the Phoenix Downtown Civic Plaza Convention Center, local, national and multinational businesses in the downtown area, along with several entertainment and sports venues including BankOne Ballpark, America West Arena and the Dodge Theatre.

Hilton Burbank Airport and Convention Center

We hold a fee simple interest in the Hilton Burbank Airport and Convention Center. The first phase of the Hilton Burbank hotel was completed in 1981 and the second phase was completed in 1991. The hotel is comprised of 488 guest rooms, including 224 standard doubles, 185 standard kings (including 14 parlors in the West Tower), two presidential suites, 35 one bedroom king suites and 42 one bedroom double suites. Guest rooms are located in one nine-story tower and one eight-story tower that are adjacent to the 42,000 square-foot convention center. Between 1998 and 2002, the hotel underwent a refurbishment of all rooms plus the corridors. In addition, all of the bathrooms in the West Tower were completely renovated soon after acquisition. The hotel is located at the southeast quadrant of Hollywood Way and Thornton Avenue, directly east of the Bob Hope Airport (formerly known as the Burbank-Glendale-Pasadena Airport). The hotel has 1205 surface parking spaces and given its proximity to the Bob Hope Airport, generates overnight parking revenues from airport patrons. Nearby attractions include the movie and television studios of Warner Brothers, NBC, Walt Disney and Universal, which are located within seven miles of the property.

Marriott Rancho Las Palmas Resort

We hold a fee simple interest in the Marriott Rancho Las Palmas Resort hotel, which is located in Rancho Mirage, California. The Marriott Rancho Las Palmas Resort opened in 1979 and is comprised of 444 guest rooms, including 219 double/double rooms, 209 king rooms and 16 suites. The Marriott Rancho Las Palmas Resort has a spa, a golf course, a man-made lake and three swimming pools. The Spa Las Palmas opened in 1999 and features 26 treatment rooms, a dedicated outdoor wading pool, a full-service salon, a gift shop and locker room facilities. The 27-hole championship golf course consists of three nine-hole courses. The Fiesta Ballroom is divisible into eight sections and can accommodate 1,200 people for receptions and 800 for banquets. The Starlight Terrace is located outside on the roof of the Fiesta Ballroom and can be utilized weather-permitting. Between 1998 and 2002, the resort made approximately $44 million in capital improvements which included a complete renovation of rooms, the addition of the Spa Las Palmas and outdoor wading pool, a Tortuga/water feature pool and expansion of meeting space. The Marriott Rancho Las Palmas Resort is located in the Coachella Valley area, which has a reputation as one of the premier resort destinations in the United States. The area around the Marriott Rancho Las Palmas Resort has more than 100 golf courses and 600 tennis courts.

Hyatt Regency La Jolla at Aventine

We own a fee simple interest in the Hyatt Regency La Jolla at Aventine. The hotel, which was completed in 1989, has 419 guest rooms, including 11 suites, 233 king rooms and 175 double/double rooms. Guest rooms are located in a 16-story building. The hotel is part of a larger, mixed-use development known as the Aventine that was constructed in 1989 and includes a six-story office building with an adjacent 11-story office tower, a three-story health club building, the 16-story Hyatt Regency La Jolla hotel, a restaurant complex housing four individual restaurants, two parking garages, an outdoor swimming pool and two lighted tennis courts. Our ownership within the Aventine development includes the hotel facilities (including the free standing Pavillion meeting space), the hotel motor court/entrance, the swimming pool and the 30,000 square-foot health club.

Marriott Chicago Schaumburg

We own a fee simple interest in the Marriott Chicago Schaumburg hotel. The Marriott Chicago Schaumburg was completed in 1983 and is comprised of 398 guest rooms, including two sleeper suites, two hospitality suites, 204 king rooms, 179 double/double rooms and 11 handicapped accessible rooms. Guest rooms are located in a 12-story building and a four-story building. The property underwent a full-scale room renovation in 1995. The Marriott Chicago Schaumburg is situated approximately 12 miles northwest of Chicago’s O’Hare International Airport and approximately 30 miles northwest of downtown Chicago.

Marriott Lincolnshire Resort

We hold a ground lease interest in the Marriott Lincolnshire Resort hotel. The current term of the ground lease will expire on January 1, 2021 and we have the option to extend for three additional 10-year periods. Our leasehold interests are further described under “—Lease Agreements”. The Marriott Lincolnshire Resort was completed in 1975 and is comprised of 390 guest rooms, including seven suites, 165 king rooms and 218 double/double rooms. The Marriott Lincolnshire Resort also has many amenities including the 18-Hole George Fazio PGA Golf Course and an 882-seat theatre. The hotel is located in Lincolnshire, Illinois, a northern suburb of Chicago.

Hotel Inter.Continental Prague

We have a 35% ownership interest in a joint venture which holds a fee simple interest in the Hotel Inter.Continental Prague. The hotel opened in 1974 and is comprised of 372 guest rooms, including 89 suites. In addition, the property includes a 27-unit extended stay apartment building and two additional apartment buildings for long-term residential lets. The hotel underwent a $45 million renovation in 1995. The hotel is located in Prague’s historic Old Town with views of the Vltava River.

On June 26, 2003, the joint venture owning the Inter.Continental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds funded on July 14, 2003 obtained from a €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at the three-month EURIBOR rate plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal are payable quarterly with a final payment of €62.7 million ($77.1 million) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €72.1 million ($97.9 million) outstanding under this arrangement at December 31, 2004.

Loews Santa Monica Beach Hotel

We hold a fee simple interest in the Loews Santa Monica Beach Hotel. The Loews Santa Monica Beach Hotel opened in 1989 and is comprised of 342 guest rooms, including 19 suites, 150 king rooms and 173 double/double rooms. Guest rooms are located in an eight-story building. The hotel is located approximately 150 feet east of the Santa Monica Beach. The Third Street Promenade and the Santa Monica Pier are within walking distance of the Loews Santa Monica Beach Hotel.

Embassy Suites Lake Buena Vista Resort

We hold a fee simple interest in the Embassy Suites Lake Buena Vista Resort, which opened in 1991. The Embassy Suites Lake Buena Vista Resort is an all-suite hotel comprised of 333 guest rooms, including 209 double suites, 123 king suites and one two-bedroom suite. Most guest rooms are located in a six-story building and were renovated in 1999. Since then, renovations have been ongoing. An additional 53 guest suites were added to the hotel in 2000. The hotel is less than a mile north of Downtown Disney’s northern entrance. The Embassy Suites Lake Buena Vista Resort is also within ten miles of the Magic Kingdom, MGM-Studios, Epcot Center, Animal Kingdom, SeaWorld, Universal Studios, Islands of Adventure and the Orange County Convention Center.

Hamburg Marriott

We lease the Hamburg Marriott from Deutsche Immobilien Fonds Aktiengesellschaft under a lease agreement with an initial term expiring in 2030 and renewal options extending through 2050. Our leasehold interests are further described under “—Lease Agreements”. The hotel opened in 1988 and comprises 277 guest rooms, including nine suites. The Hamburg Marriott hotel is located in the heart of the city center, in an area which has been rejuvenated over the last ten years and now accommodates the up-market retail and central business district of the city.

Four Seasons Mexico City

We hold a fee simple interest in the Four Seasons Mexico City hotel. The hotel, which opened in 1994, has 240 rooms, including 40 suites, 176 king rooms and 24 twin rooms. The hotel is constructed in the Mexican colonial style with an extensively landscaped central courtyard. The hotel is located on the Paseo de la Reforma, which is the location of a number of important Mexican and international corporate offices as well as other service businesses including major law and accounting firms, and is proximate to the Polanco business district and to the historical and governmental districts. The hotel is situated at the top of the Reforma between the exclusive shopping and entertainment district known as Zona Rosa and Chapultepec Park.

Paris Marriott Champs Elysees

We lease the Paris Marriott Champs Elysees from Deutsche Immobilien Fonds Aktiengesellschaft under a lease agreement with an initial term expiring on December 31, 2029 and renewal options extending through 2059. Our leasehold interests are further described under “—Lease Agreements”. The hotel opened in 1997 and comprises 192 guest rooms, including 18 suites. Approximately $1.2 million was spent on capital improvements in 2001 and 2002. All of the guest rooms were completely renovated in 2002. The Paris Marriott Champs Elysees is the only hotel located on the famous Avenue des Champs Elysees. The hotel is located near the Arc de Triomphe, the Eiffel Tower, the Louvre and the La Defense business district. The hotel also adjoins approximately 6,000 square feet of high-end retailers.

Four Seasons Punta Mita Resort

We hold a fee simple interest in the Four Seasons Punta Mita Resort hotel. The resort, which opened in 1999, has 114 guest rooms and 26 suites for a total of 140 units. All units are situated in one- to three-story Mexican style, tile-roofed casitas. The Four Seasons Punta Mita Resort is located in Punta Mita, Nayarit, Mexico, which is 25 miles northwest of Puerto Vallarta, which is one of Mexico’s most popular tourist destinations located on the Pacific coast.

ITEM 3.    LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or that which is expected to be covered by insurance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and traded on the New York Stock Exchange. As of March 3, 2005, the number of holders of record of our common stock was 16.

The following table sets forth the high and low sale prices for and the frequency and amount of cash dividends declared on our common stock for the period June 23, 2004 through December 31, 2004.

	Per Share of Common Stock
	Market Price
2004	High	Low	Dividend
Second Quarter	$14.70	$14.00	$—
Third Quarter	15.75	13.00	0.22
Fourth Quarter	16.56	13.10	0.22

Year	$16.56	$13.00	$0.44

We did not repurchase any of our equity securities during the fourth quarter of 2004.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth our selected consolidated financial and operating information on a historical basis. The selected historical financial data as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 has been derived from our audited financial statements. The following information should be read together with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto, which is included in Item 8—Financial Statements and Supplementary Data.

The historical financial data presented herein prior to the date of our initial public offering (the “Offering”) is the historical financial data of our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were distributed by SHC Funding to SHC LLC in the Formation and Structuring Transactions.

Historical

for the Years Ended December 31,

	2004(1)(2)	2003(1)	2002(1)	2001(1)	2000(1)
	(In thousands, except statistical data)
Statistical Data:
Number of hotels excluding joint venture hotels	14	20	25	25	26
Number of rooms excluding joint venture hotels	5,820	9,567	10,621	10,619	11,263
Average occupancy rate	70.5%	69.2%	69.4%	67.6%	75.8%

Operating Data:
Revenue:
Rooms	$270,820	$317,978	$329,322	$345,568	$432,256
Food and beverage	144,593	164,358	167,691	174,284	209,032
Other hotel operating revenue	51,064	55,580	58,738	67,228	76,304
Lease revenue	24,233	27,638	35,134	45,286	51,460

Total Revenues	490,710	565,554	590,885	632,366	769,052
Operating Costs and Expenses:
Rooms	67,761	82,245	81,950	83,983	100,246
Food and beverage	110,768	127,751	128,167	132,254	152,579
Other departmental expenses	135,323	148,595	147,506	153,625	172,453
Management fees	17,145	19,295	19,481	20,920	25,868
Other property level expenses	30,344	36,903	34,977	34,047	35,740
Lease expense	6,446	—	—	—	—
Depreciation and amortization	61,463	82,661	104,302	118,690	135,275
Impairment losses on goodwill and hotel properties	12,675	—	5,435	53,185	3,500
Corporate expenses	28,845	21,912	15,854	18,428	28,798

Total Operating Costs and Expenses	470,770	519,362	537,672	615,132	654,459

Operating Income	19,940	46,192	53,213	38,765	114,593
Interest Expense	(64,578)	(107,391)	(101,075)	(128,875)	(146,908)
Minority Interests	4,831	(2,895)	(10,264)	(10,812)	(11,693)
Loss from Continuing Operations	(62,329)	(82,241)	(57,537)	(110,351)	(39,853)
Income from Discontinued Operations	75,662	26,047	7,234	1,668	8,340
Net Income (Loss)	$13,333	$(56,194)	$(50,303)	$(116,659)	$(31,513)

FFO—Fully Converted(3)	$(260)	$32,025	$117,151	$42,847	$173,929

EBITDA(3)	$143,630	$152,030	$186,838	$161,849	$284,899

Balance Sheet Data:
Property and equipment, net, including goodwill, intangible assets and assets held for sale	$798,618	$1,748,864	$1,922,681	$2,001,785	$2,233,281
Cash and cash equivalents(4)	67,050	193,134	254,807	250,779	114,486
Total assets	990,350	2,079,521	2,269,657	2,352,572	2,472,947
Convertible debt, mortgages and other debt	543,140	1,696,167	1,818,580	1,865,260	1,588,009
Total liabilities	732,744	1,832,845	1,934,264	1,970,817	1,734,220
Minority interests	61,053	107,608	217,778	213,025	277,265
Owners’ equity	196,553	139,068	117,615	168,730	461,462

(1)	We sold five hotel properties during the year ended December 31, 2003 and one hotel property during the first quarter of 2004 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”. The statistical data for each year presented above includes the sold hotels prior to the date of sale. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.

(2)	The historical information for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the Offering.

(3)	We present two non-GAAP financial measures herein for us that we believe are useful to investors as key measures of our operating performance: Funds from Operations, or FFO; and Earnings Before Interest Expense, Taxes, Depreciation and Amortization, or EBITDA. Reconciliation of these measures to net income (loss), the most directly comparable GAAP measure, is set forth in the following tables.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance that would not have certain drawbacks associated with net income under GAAP. NAREIT defines FFO as net income (or loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate-related depreciation and amortization, and after adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. We also present Fully Converted FFO, which is FFO plus convertible debt interest expense and minority interest expense on convertible minority interests. We believe that the presentation of FFO and Fully Converted FFO provides useful information to investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

EBITDA represents net income (loss) excluding: (i) interest expense, (ii) income tax expense, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; and (iii) depreciation and amortization. EBITDA also excludes interest expense, income tax expense and depreciation and amortization of our equity method investments. EBITDA for 2004 and 2003 is presented on a full participation basis, which means we have assumed conversion of all minority interests into our common stock. We believe this treatment of minority interest provides more useful information for management and our investors and appropriately considers our current capital structure. We believe EBITDA is useful to an investor in evaluating our operating performance because it provides investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as a measure in determining the value of acquisitions and dispositions.

We caution investors that amounts presented in accordance with our definitions of FFO, Fully Converted FFO, and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO, Fully Converted FFO, and EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. FFO, Fully Converted FFO, and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO, Fully Converted FFO, and EBITDA can enhance your understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to comparable GAAP measures such as net income (loss). In addition, you should be aware that adverse economic and market conditions might negatively impact our cash flow. Below, we include a quantitative reconciliation of FFO, Fully Converted FFO, and EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss), and provide an explanatory description by footnote of the items excluded from FFO, Fully Converted FFO, and EBITDA.

(4)	Includes restricted cash and cash equivalents.

The following tables show the reconciliation between net income (loss) and FFO and net income (loss) and EBITDA for the periods indicated:

Reconciliation of Net Income (Loss) to Funds From Operations (FFO)

Historical for the Years Ended December 31,

	2004(1)(2)	2003(1)	2002	2001	2000
	(In thousands)
Net income (loss)	$13,333	$(56,194)	$(50,303)	$(116,659)	$(31,513)
Depreciation and amortization—continuing operations	61,463	82,661	104,302	118,690	135,275
Depreciation and amortization—discontinued operations	—	5,513	13,383	11,901	18,449
Gain on sale of assets—continuing operations	—	—	—	(21,531)	(1,702)
Gain on sale of assets—discontinued operations	(75,982)	(21,072)	—	—	—
Realized portion of deferred gain on sale leasebacks	(2,180)	—	—	—	—
Deferred tax expense on realized portion of deferred gain on sale leasebacks	657	—	—	—	—
Minority interest adjustments	(5,573)	(466)	(819)	(1,019)	(1,036)
Adjustments from unconsolidated affiliates	3,174	3,320	2,989	3,021	3,211

FFO(3)	(5,108)	13,762	69,552	(5,597)	122,684
Convertible debt interest expense	4,105	14,902	36,516	36,613	38,516
Convertible minority interests	743	3,361	11,083	11,831	12,729

FFO—Fully Converted(3)	$(260)	$32,025	$117,151	$42,847	$173,929

(1)	We sold five hotel properties during the year ended December 31, 2003 and one hotel property during the first quarter of 2004 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the Offering.

(3)	FFO has not been adjusted for the following amounts included in net income (loss) because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $12,675, $5,435 and $53,185 for the years ended December 31, 2004, 2002 and 2001 respectively.

•	Impairment losses from discontinued operations amounted to $7,803 for the year ended December 31, 2001.

•	Loss on extinguishment of debt from continuing operations amounted to $21,934, $13,761 and $13,868 for the years ended December 31, 2004, 2003 and 2001, respectively.

•	Loss on extinguishment of debt from discontinued operations amounted to $1,086 for the year ended December 31, 2003.

Reconciliation of Net Income (Loss) to EBITDA

Historical for the Years Ended December 31,

	2004(1)(2)	2003(1)	2002	2001	2000
	(In thousands)
Net income (loss)	$13,333	$(56,194)	$(50,303)	$(116,659)	$(31,513)
Depreciation and amortization—continuing operations	61,463	82,661	104,302	118,690	135,275
Depreciation and amortization—discontinued operations	—	5,513	13,383	11,901	18,449
Interest expense—continuing operations	64,578	107,391	101,075	128,875	146,908
Interest expense—discontinued operations	577	6,352	10,856	12,666	8,091
Income taxes	5,265	247	3,493	3,185	4,153
Mexican asset tax refund	(2,427)	—	—	—	—
Minority interests	(4,831)	2,895	(1,382)	(1,503)	(2,002)
Adjustments from unconsolidated affiliates	5,672	3,165	5,414	4,694	5,538

EBITDA(3)	$143,630	$152,030	$186,838	$161,849	$284,899

(1)	We sold five hotel properties during the year ended December 31, 2003 and one hotel property during the first quarter of 2004 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the Offering.

(3)	EBITDA has not been adjusted for the following amounts included in net income (loss) because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $12,675, $5,435 and $53,185 for the years ended December 31, 2004, 2002 and 2001 respectively.

•	Impairment losses from discontinued operations amounted to $7,803 for the year ended December 31, 2001.

•	Loss on extinguishment of debt from continuing operations amounted to $21,934, $13,761 and $13,868 for the years ended December 31, 2004, 2003 and 2001, respectively.

•	Loss on extinguishment of debt from discontinued operations amounted to $1,086 for the year ended December 31, 2003.

•	Gain on sale of assets from discontinued operations amounted to $75,982 and $21,072 for the years ended December 31, 2004 and 2003, respectively. Gain on sale of assets from continuing operations amounted to $21,531 and $1,702 for the years ended December 31, 2001 and 2000, respectively.

•	Realized portion of deferred gain on sale leasebacks amounted to $2,180 for the year ended December 31, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotel Capital, Inc. for the years presented and should be read together with the notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see Item 8. Financial Statements and Supplementary Data).

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C. I, which we collectively call Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We intend to make an election to qualify, beginning with our 2004 tax year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. On June 29, 2004, we completed our initial public offering (the Offering) of common stock. Prior to the Offering, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the Offering, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests in seven hotels, and Strategic Hotel Capital, Inc., a public entity with interests in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—Note 1. General” for the hotel interests owned by us and SHC LLC.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SHC Funding), which holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 76.30% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

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

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2004, as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. We sold five hotel properties during 2003. In addition, in February 2004, we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C. The results of operations for the hotel properties we sold during 2003, and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, have been classified as discontinued operations in the statements of operations for the years ended December 31, 2004, 2003 and 2002. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.0 million.

We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of 2004 and 2003 do not include the Hamburg Marriott which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague Inter.Continental which we account for under the equity method, the five hotel properties sold in the year ended December 31, 2003 and the one hotel sold in the year ended December 31, 2004. The Comparable REIT Assets exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the Offering, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners, in particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio. For the years ended December 31, 2003 and 2002 analysis, the results of the total portfolio for both periods presented include the same properties and therefore, we have not included a Comparable REIT Asset portfolio analysis.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue. For the years ended December 31, 2004, 2003 and 2002 we recorded $270.8 million, $318.0 million and $329.3 million, respectively, in rooms revenue, which represented 55.2%, 56.2% and 55.7% of our total revenue for those periods. For the years ended December 31, 2004 and 2003, we recorded $185.4 million and $169.8 million for the Comparable REIT Assets, respectively, in rooms revenue, which represented 54.1% and 52.9% of our total revenue from the Comparable REIT Assets for those periods.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue. For the years ended December 31, 2004, 2003 and 2002 we recorded $144.6 million, $164.4 million and $167.7 million, respectively, in food and beverage revenue, which represented 29.5%, 29.1% and 28.4% of our total revenue for those periods. For the years ended December 31, 2004 and 2003, we recorded $101.0 million and $93.7 million for the Comparable REIT Assets, respectively, in food and beverage revenue, which represented 29.4% and 29.2% of our total revenue from the Comparable REIT Assets for those periods.

•	Other hotel operating revenue, which consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, is also driven by occupancy. For the years ended December 31, 2004, 2003 and 2002 we recorded $51.1 million, $55.6 million and $58.7 million, respectively, in other hotel operating revenue, which represented 10.4%, 9.8% and 9.9% of our total revenue for those periods. For the years ended December 31, 2004 and 2003, we recorded $39.3 million and $37.5 million for the Comparable REIT Assets, respectively, in other hotel operating revenue, which represented 11.5% and 11.7% of our total revenue from the Comparable REIT Assets for those periods.

•	Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and for the Hamburg Marriott consist of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statement of operations. After the Offering transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott) (see “—Sales of Hotels”).

For the years ended December 31, 2004, 2003 and 2002 we recorded $24.2 million, $27.6 million and $35.1 million, respectively, of lease revenue from these lease agreements, which represented 4.9%, 4.9% and 5.9% of our total revenue for those periods. For the years ended December 31, 2004 and 2003, we recorded $17.3 million and $20.2 million of lease revenue for the Comparable REIT Assets, respectively, from these lease agreements, which represented 5.0% and 6.3% of our total revenue from the Comparable REIT Assets for those periods.

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

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR decreased 0.9% to $178.00 during the year ended December 31, 2004 from $179.62 during the year ended December 31, 2003. Our ADR decreased 3.1% to $179.62 during the year ended December 31, 2003 from $185.31 during the year ended December 31, 2002. With respect to the Comparable REIT Assets, ADR increased by 1.7% to $167.45 for the year ended December 31, 2004 from $164.58 for the year ended December 31, 2003.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

•

Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue. For the years ended December 31, 2004, 2003 and 2002 we recorded $67.8 million, $82.2 million and $82.0 million, respectively, in rooms expense, which represented 14.4%, 15.8% and 15.2% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $41.7 million and $36.9 million for the Comparable REIT Assets, respectively, in rooms expense, which represented 13.7% and 14.0% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue. For the years ended December 31, 2004, 2003 and 2002 we recorded $110.8 million, $127.8 million and $128.2 million, respectively, in food and beverage expense, which represented 23.5%, 24.6% and 23.8% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $74.8 million and $69.4 million for the Comparable REIT Assets, respectively, in food and beverage expense, which represented 24.6% and 26.3% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue. For the years ended December 31, 2004, 2003 and 2002 we recorded $135.3 million, $148.6 million and $147.5 million, respectively, in other departmental expenses, which represented 28.7%, 28.6% and 27.4% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $98.3 million and $89.5 million for the Comparable REIT Assets, respectively, in other departmental expenses, which represented 32.3% and 33.9% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements. For the years ended December 31, 2004, 2003 and 2002 we recorded $17.1 million, $19.3 million and $19.5 million, respectively, in management fees, which represented 3.6%, 3.7% and 3.6% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $13.7 million for the Comparable REIT Assets, in management fees, which represented 4.5% and 5.2% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other property level expenses consist primarily of insurance costs and property taxes. For the years ended December 31, 2004, 2003 and 2002 we recorded $30.3 million, $36.9 million and $35.0 million, respectively, in other property level expenses, which represented 6.4%, 7.1% and 6.5% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $19.7 million and $16.0 million for the Comparable REIT Assets in other property level expenses, which represented 6.5% and 6.0% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Lease expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. For the year ended December 31, 2004, we recorded $6.4 million in lease expense, which represented 1.4% of our total operating costs and expenses for the period. For the year ended December 31, 2004, we recorded $4.5 million for the Comparable REIT Assets in lease expense, which represented 1.5% of our total operating costs and expenses from the Comparable REIT Assets for the period.

•	Depreciation and amortization expense. For the year ended December 31, 2004, 2003 and 2002 we recorded $61.5 million, $82.7 million and $104.3 million, respectively, in depreciation and amortization, which represented 13.1%, 15.9% and 19.4% of our total operating costs and expenses for those periods. For the years ended December 31, 2004 and 2003, we recorded $39.1 million and $38.8 million for the Comparable REIT Assets, respectively, in depreciation and amortization, which represented 12.8% and 14.7% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent. For the years ended December 31, 2004, 2003 and 2002 we recorded $28.8 million, $21.9 million and $15.9 million, respectively, in corporate expenses, which represented 6.1%, 4.2% and 2.9% of our total operating costs and expenses for those periods.

Subsequent to the Offering, we began earning asset management fees, including an initial base annual fee of $5.0 million, under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC with regard to the Distributed Properties.

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

The operators of our hotels have been able to minimize the impact of reductions in RevPAR stemming from reductions in room occupancy by following our advice regarding strategies to reduce variable costs and expenses at our hotels. For example, in response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Following the events of September 11, 2001, we worked with our operators to implement more aggressive streamlining strategies. Many of these strategies continue to be used by our hotel operators today. These strategies include reducing labor costs, streamlining staffing levels and postponing new hiring to replace vacant positions, reducing hours of operations at hotel restaurants, reducing food costs, reducing amenities and services where appropriate and refocusing marketing strategies. We believe that the adoption of our advice by the managers of our hotels contributed towards slowing the decrease in our operating margins during those periods and has resulted in some meaningful long-term efficiencies. We believe that our expertise and advice will continue to be given careful consideration by the operators of our hotels and as a consequence the efficiency of our hotels may continue to improve in future years.

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

Recent Trends and Events

Recent Trends.

The lodging industry and our portfolio have experienced increased demand during the year ended December 31, 2004, when compared to the year ended December 31, 2003. For example, RevPAR at our hotels increased 1.6% to $125.52 during the year ended December 31, 2004 from $123.56 for the year ended December 31, 2003. With respect to the Comparable REIT Assets, RevPAR increased 4.8% to $114.17 for the year ended December 31, 2004 from $108.93 for the year ended December 31, 2003. Increases in RevPAR for the year ended December 31, 2004 compared to the same period of 2003 include the Loews Santa Monica Beach Hotel with a 17.0% increase, the Four Seasons Punta Mita with a 12.9% increase, the Embassy Suites Lake Buena Vista with a 13.4% increase, and the Hyatt Regency Phoenix with a 6.9% increase. These increases were partially offset by a 5.3% RevPAR decrease at the Hyatt Regency New Orleans.

During the years ended December 31, 2003 and 2002, the overall decline in both business and leisure travel led to decreased occupancies which, together with a relative increase in supply, led to declines in room rates as hotels competed more aggressively for guests. These events had a significant adverse effect on our RevPAR and operating performance during those periods. For example, during the years ended December 31, 2003 and 2002 as compared to the prior year, our comparable RevPAR declined by 3.1% and 4.9%, respectively. This decline in RevPAR was driven primarily by a decline in ADR. In particular, between 2000 and 2003, RevPAR for the Marriott Schaumburg declined 34.0% and RevPAR for the Marriott Lincolnshire declined 24.6%. We believe these declines in RevPAR for our Chicago-area properties resulted primarily from increased price competition caused by new limited service hotels opening in both the local and regional markets combined with the decrease in demand from the recent economic slowdown.

It is not possible to predict accurately if and when travel patterns and lodging industry fundamentals will be restored to pre-September 11, 2001 levels. While there have been recent improvements and industry analysts are optimistic about future prospects for growth, the uncertainty associated with the continuing war on terrorism and the possibility of future actions may continue to hamper business and leisure travel patterns. In addition, outbreaks of communicable diseases could have a material adverse effect on our revenues and results of operations due to decreased travel and food and beverage consumption at our hotels. We believe that the following factors may continue to have a negative effect on our revenues during 2005:

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

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

InterContinental Hotels. On February 28, 2005, we signed an agreement to acquire an 85% controlling interest in the InterContinental hotels in Chicago and Miami with a combined room count of 1,448 rooms for an agreed aggregate value of $303.5 million, or a $210,000 price per room. The acquisition, which is expected to close early in the second quarter of 2005, remains subject to customary closing conditions, including a satisfactory due diligence review, and no assurances can be given that the transaction ultimately will be completed.

The completely renovated 807-room InterContinental Chicago, located in the heart of the Magnificent Mile shopping district, is a historic luxury property. The hotel consists of two buildings, a 42-story historic tower and a 26-story main building, and features 44,000 square feet of function space, including six ballrooms and 30 meeting rooms.

The 641-room InterContinental Miami rises 34 stories above Biscayne Bay in the Central Business District of Miami. The luxury property is located on 3.6 acres of the Miami Centre, a prominent office and hotel complex in the core of Miami’s downtown, and features 65,000 square feet of meeting space, a fitness center and other high-end amenities, including three restaurants.

The hotels will each be held in a partnership in which we will own a controlling 85% interest with InterContinental Hotels (“IHG”) holding the remaining 15%. Through the partnership agreement with IHG, we will be entitled to receive a non-cumulative preferred return of 8% on our total investment of $263.5 million (less our proportionate share of the partnership’s debt service obligations, including in respect of approximately

$202.0 million of CMBS financing that we currently expect to be put into place by the partnership at closing). Our $263.5 million investment includes our proportionate share of the cost of the properties and the CMBS financing expected to be put in place by the partnership at closing, anticipated closing costs and initial capital expenditures. We intend to fund the equity portion of our investment from the proceeds of this offering and borrowings under our revolving credit facility. After we receive our preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, we and IHG will share proportionately in partnership distributions in accordance with our respective percentage ownership interests.

Formation and Structuring Transactions. The following items associated with the consummation of the Offering will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the Offering.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of $5.0 million per year, subject to reduction as properties are sold.

•	As a result of the refinancing of existing debt obligations and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense will decline substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated. In addition, as a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation and as of June 29, 2004, we report it as an operating lease by changing the terms of the previously collateralized guarantee.

•	The Hyatt New Orleans hotel was converted from an operating lease to a management agreement in connection with the Offering.

REIT Structure. For us to continue to qualify as a REIT, our income generally cannot be derived from operating hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary lessees, which we call TRS lessees, or in the case of the Paris Marriott to an independent third party, who in turn contract with eligible independent contractors to manage our hotels. Our TRS lessees, except Prague, are consolidated into our financial statements for accounting purposes. However, since we control both our operating partnership and our TRS lessees, our principal source of funds on a consolidated basis is from the performance of our hotels. As in the past, our foreign operations continue to be taxed, but unlike our accounting predecessor, the earnings of our TRS lessees are subject to taxation like other regular “C” corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Sales of Hotels. On February 20, 2003, we sold four hotels located in Coral Gables, Florida; Orlando, Florida; Santa Clara, California; and Crystal City, Virginia. On June 18, 2003, we sold an additional hotel located in Chicago, Illinois. During 2003, we realized net sales proceeds of approximately $154.6 million and an aggregate gain on these sales of approximately $21.1 million. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. In each case, we sold these hotels because we believed that our asset management team had fully exploited available opportunities to enhance revenues and improve the property’s value. The long-lived assets applicable to the Hyatt Regency Capitol Hill were reclassified to net assets held for sale as of December 31, 2003 and gain on sale has been classified as discontinued operations in the statement of operations for the year ended December 31, 2004. Therefore, the operating revenues and expenses of the properties we sold during 2003 and the first quarter of 2004 are not included in the operating results discussed below. See note 4 to our consolidated financial statements for a summary of the items that comprise Income from discontinued operations.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.5 million ($14.3 million based on the foreign exchange rate as of December 31, 2004) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($19.8 million based on the foreign exchange rate as of December 31, 2004). Amounts paid under the bank guarantee reduced the amount of the minimum rent guarantee euro for euro. There was no obligation to replenish the bank guarantee, although in the event of a failure to do so, DIFA would have been able to terminate the lease. In connection with obtaining the bank guarantee, we entered into a Guarantee Issuance Facility, or GIF, with Barclays. Under the GIF, an initial cash deposit was made with Barclays of €5.0 million ($5.7 million) and additional semi- annual cash deposits of €500,000 ($678,000 based on the foreign exchange rate as of December 31, 2004) were required until the cash collateral equals the guaranteed minimum rent of €14.6 million ($19.8 million based on the foreign exchange rate as of December 31, 2004) (or such lesser amount as may then be outstanding on the bank guarantee). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($7.1 million based on the foreign exchange rate as of December 31, 2004). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the Offering, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under GAAP by canceling the GIF. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. SHCI recorded a deferred gain of $103.6 million in connection with this transaction. As part of the cancellation of the GIF, we funded a security deposit with DIFA representing approximately 16 months of the minimum rent. This amount at December 31, 2004 is $16.7 million and is included in Other assets on the accompanying consolidated balance sheet.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’s predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.3 million ($4.5 million based on the foreign exchange rate as of December 31, 2004) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secured this guarantee. In connection with entering into the bank guarantee, Bohus entered into a GIF with Barclays. Under this GIF, Bohus made an initial cash deposit with Barclays of €2.5 million ($3.1 million) and was to make additional semi-annual cash deposits of €500,000 ($678,000 based on the foreign exchange rate as of December 31, 2004) until the cash collateral equaled the lesser of €5.0 million ($6.3 million) or the outstanding amount of the guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.1 million). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’s predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration of €86,000 is required upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’s predecessor did not previously own. As described above, following the Offering, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the GIF, which constituted continuing involvement under GAAP. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation from our balance sheet. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statement of operations. We recorded a deferred gain of $5.6 million in connection with this transaction. As part of the cancellation of the GIF, we funded a security deposit with DIFA representing approximately 18 months of the minimum rent. This amount at December 31, 2004 is $6.8 million and is included in Other assets on the accompanying consolidated balance sheet.

Acquisitions. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.0 million.

Operating Results

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table presents our total portfolio and Comparable REIT Assets operating results for the years ended December 31, 2004 and 2003, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$270,820	$317,978	$(47,158)	(14.8)%	$185,393	$169,780	$15,613	9.2%
Food and beverage	144,593	164,358	(19,765)	(12.0)%	100,950	93,659	7,291	7.8%
Other hotel operating revenue	51,064	55,580	(4,516)	(8.1)%	39,323	37,459	1,864	5.0%

	466,477	537,916	(71,439)	(13.3)%	325,666	300,898	24,768	8.2%
Lease revenue	24,233	27,638	(3,405)	(12.3)%	17,289	20,150	(2,861)	(14.2)%

Total revenues	490,710	565,554	(74,844)	(13.2)%	342,955	321,048	21,907	6.8%

Operating Costs and Expenses:
Hotel operating expenses	361,341	414,789	(53,448)	(12.9)%	248,205	225,431	22,774	10.1%
Lease expense	6,446	—	6,446	—	4,492	—	4,492	—
Depreciation and amortization	61,463	82,661	(21,198)	(25.6)%	39,084	38,801	283	0.7%
Impairment loss on goodwill and hotel property	12,675	—	12,675	—	12,675	—	12,675	—
Corporate expenses	28,845	21,912	6,933	31.6%	—	—	—	—

Total operating costs and expenses	470,770	519,362	(48,592)	(9.4)%	304,456	264,232	40,224	15.2%

Operating income	19,940	46,192	(26,252)	(56.8)%	$38,499	$56,816	$(18,317)	(32.2)%

Interest expense, net	(63,308)	(104,748)	41,440	(39.6)%
Loss on early extinguishment of debt	(21,934)	(13,761)	(8,173)	59.4%
Other income (expenses), net	3,132	(7,581)	10,713	(141.3)%

Loss before income taxes, minority interests and discontinued operations	(62,170)	(79,898)	17,728	(22.2)%
Income tax (expense) benefit	(4,990)	552	(5,542)	(1,004.0)%
Minority interests	4,831	(2,895)	7,726	(266.9)%

Loss from continuing operations	(62,329)	(82,241)	19,912	(24.2)%
Income from discontinued operations	75,662	26,047	49,615	190.5%

Net Income (Loss)	$13,333	$(56,194)	$69,527	(123.7)%

Comparable REIT Asset Operating Income Reconciliation to Total Portfolio Operating Income
Comparable REIT Asset operating income					$38,499	$56,816	$(18,317)	(32.2)%
Corporate expenses					(28,845)	(21,912)	(6,933)	31.6%
Corporate depreciation and amortization					(191)	(289)	98	(33.9)%
Non-Comparable REIT Asset operating income					10,477	11,577	(1,100)	(9.5)%

Operating Income					$19,940	$46,192	$(26,252)	(56.8)%

Operating Data(1):
Number of hotels	14	19			12	12
Number of rooms	5,820	8,733			5,282	5,282
Comparable RevPAR	$125.52	$123.56	$1.96	1.6%	$114.17	$108.93	$5.24	4.8%

(1)	Properties owned through joint ventures and sold properties are excluded from these numbers.

In February 2003 we sold four hotels, in June 2003 we sold one hotel, and in February 2004 we sold one hotel. We did not acquire any hotels during 2003 but in August 2004 we acquired the Ritz-Carlton Half Moon Bay. The results of operations for the hotels we sold in 2003 and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, are included in income from discontinued operations for the years ended December 31, 2004 and 2003. The comments below regarding revenues and operating expenses do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio decreased $26.3 million, or 56.8%, to $19.9 million for the year ended December 31, 2004, from $46.2 million for the year ended December 31, 2003. This decrease in operating income is due to the following events:

(a) a $7.0 million decrease attributable to an increase in corporate expenses;

(b) a $6.4 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004;

(c) a $13.7 million decrease attributable to the Comparable REIT Assets (excluding lease expense at the Paris Marriott);

(d) a $2.9 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the year ended December 31, 2003 amounts, but only from January 1, 2004 to June 29, 2004 for the year ended December 31, 2004;

(e) a $3.0 million increase (excluding lease expense at the Hamburg Marriott) attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004. For the period from March 1, 2004 to December 31, 2004 this was recorded as lease revenue, which is reflected in operating income in the accompanying statements of operations, however for the period from January 1, 2004 to February 29, 2004 and for the year ended December 31, 2003, the Company’s 35% interest in the hotel was recorded as earnings of joint venture and is reflected in other income (expenses), net in the accompanying statements of operations; and

(f) a $0.7 million increase attributable to the acquisition of Ritz-Carlton Half Moon Bay in August 2004.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the period from June 29, 2004 to December 31, 2004 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the period from January 1, 2004 to June 29, 2004, and for the year ended December 31, 2003, the results are only reflected in lease revenue in the accompanying operating results. On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the period from June 29, 2004 to December 31, 2004, the net results are reflected in lease revenue in the accompanying operating results. For the period from January 1, 2004 to June 29, 2004 and for the year ended December 31, 2003, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses, but do not affect hotel operating income.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the year ended December 31, 2004 and 2003, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $74.8 million or 13.2% to $490.7 million for the year ended December 31, 2004, from $565.6 million for the year ended December 31, 2003.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $21.9 million, or 6.8%, to $343.0 million for the year ended December 31, 2004, from $321.0 million for the year-ended December 31, 2003.

Rooms. For the total portfolio, room revenue decreased $47.2 million, or 14.8%, to $270.8 million for the year ended December 31, 2004, from $318.0 million for the year ended December 31, 2003. RevPAR from our total portfolio for the year ended December 31, 2004 increased by 1.6% from the year ended December 31, 2003. The components of RevPAR from our total portfolio for the years ended December 31, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2004	2003
Occupancy	70.5%	68.8%
Average daily rate	$178.00	$179.62
RevPAR	$125.52	$123.56

For the Comparable REIT Assets, room revenue increased $15.6 million, or 9.2%, to $185.4 million for the year ended December 31, 2004, from $169.8 million for the year ended December 31, 2003. The increase in room revenue is mainly due to increased occupancy for the period. ADR has also increased slightly for the year compared to the prior year, regaining ADR particularly in the last months of the year. While the industry is cautiously optimistic that additional ADR improvements are achievable, further ADR increases continue to be affected by several issues including local economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of electronic distribution channels. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact occupancy, however gains in rates have been negotiated and contracted.

RevPAR from our Comparable REIT Assets for the year ended December 31, 2004 increased by 4.8% from the year ended December 31, 2003. The components of RevPAR from our Comparable REIT Assets for the years ended December 31, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2004	2003
Occupancy	68.2%	66.2%
Average daily rate	$167.45	$164.58
RevPAR	$114.17	$108.93

The 4.8% increase in RevPAR for the Comparable REIT Assets resulted from a 2.0 percentage-point increase in occupancy and a 1.7% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets this year and the severe impact the war in Iraq had on occupancy levels last year. Increases in RevPAR for the year include the Embassy Suites Lake Buena Vista with a 13.4% increase, the Loews Santa Monica Beach Hotel with a 17.0% increase, the Hyatt Regency Phoenix with a 6.9% increase and the Four Seasons Punta Mita with a 12.9% increase. These increases were partially offset by a 5.3% RevPAR decrease at the Hyatt Regency New Orleans.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $19.8 million, or 12.0%, to $144.6 million for the year ended December 31, 2004, from $164.4 million for the year ended December 31, 2003.

For the Comparable REIT Assets, food and beverage revenue increased $7.3 million, or 7.8%, to $101.0 million for the year ended December 31, 2004, from $93.7 million for the year ended December 31, 2003. This increase is primarily driven by the increase in occupancy and aggressive marketing to the local social client, which has improved results for our local catering.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $4.5 million, or 8.1% to $51.1 million for the year ended December 31, 2004, from $55.6 million for the year ended December 31, 2003.

For the Comparable REIT Assets, other hotel operating revenue increased $1.9 million, or 5.0% to $39.3 million for the year ended December 31, 2004, from $37.5 million for the year ended December 31, 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 25.5% during 2004 compared to 2003.

Lease Revenue. For the total portfolio, lease revenue decreased $3.4 million, or 12.3% for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, lease revenue decreased $2.9 million, or 14.2% for the year ended December 31, 2004 as compared to the corresponding period of 2003. Lease revenue for the year ended December 31, 2004 includes lease revenue from the Paris Marriott, which began being recorded as a lease subsequent to June 29, 2004. Lease revenue for the year ended December 31, 2003 includes lease revenue from the Hyatt New Orleans hotel, which was converted to a management agreement in connection with the Offering.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2004 and 2003, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$67,761	$82,245	$(14,484)	(17.6)%	$41,720	$36,936	$4,784	13.0%
Food and beverage	110,768	127,751	(16,983)	(13.3)%	74,833	69,430	5,403	7.8%
Other departmental expenses	135,323	148,595	(13,272)	(8.9)%	98,288	89,459	8,829	9.9%
Management fees	17,145	19,295	(2,150)	(11.1)%	13,679	13,651	28	0.2%
Other property level expenses	30,344	36,903	(6,559)	(17.8)%	19,685	15,955	3,730	23.4%

Total hotel operating expenses	$361,341	$414,789	$(53,448)	(12.9)%	$248,205	$225,431	$22,774	10.1%

For the total portfolio, hotel operating expenses decreased $53.4 million, or 12.9% for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, hotel operating expenses increased $22.8 million, or 10.1% for the year ended December 31, 2004 as compared to the same period in 2003. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($10.5 million), administration and general costs ($1.2 million), marketing costs ($1.3 million), travel commissions ($1.2 million), utilities ($1.6 million) and real estate taxes ($1.5 million).

Lease Expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $6.4 million on the accompanying consolidated statement of operations for the year ended December 31, 2004 includes a realized portion of the deferred gain of $2.2 million. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $4.5 million for year ended December 31, 2004 includes a realized portion of the deferred gain of $2.1 million related to the Paris Marriott and $0.1 million related to the Hamburg Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $21.2 million, or 25.6%, for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, depreciation and amortization increased $0.3 million, or 0.7%, for the year ended December 31, 2004 as compared to the same period in 2003.

Impairment Loss on Goodwill and Hotel Property. During the fourth quarter of the year ended December 31, 2004 we recorded an impairment loss of $12.7 million on the Schaumburg Marriott due to deteriorating performance and local market conditions.

Corporate Expenses increased by $6.9 million to $28.8 million for the year ended December 31, 2004 from $21.9 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $6.9 million is primarily attributable to:

•	a $2.4 million increase in severance expense;

•	a $4.2 million increase in compensation expense related to restricted stock units issued;

•	a $2.3 million increase in professional fees due to additional legal, consulting, tax and public relations fees related to operating as a public company;

•	a $0.3 million increase in recruiting and relocation fees; and

•	a $0.3 million increase in terminated acquisition costs; offset by

•	a $1.2 million decrease in unit appreciation rights plan expense; and

•	a $1.8 million decrease as a result of our settled litigation with Marriott.

Interest Expense, Net. The $41.4 million decrease in interest expense, net for the year ended December 31, 2004 as compared to the year ended 2003 was due to:

•	a $31.3 million decrease attributable to lower average borrowings;

•	a $7.5 million decrease due to lower average rates;

•	a $2.2 million decrease in amortization of deferred financing costs; and

•	a $2.0 million decrease applicable to incremental interest costs associated with the repayment of our 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt; offset by

•	a $0.2 million increase related to the mark-to-market of derivative instruments; and

•	a $1.4 million increase in interest income.

The components of Interest expense, net for the year ended December 31, 2004 are summarized as follows:

•	mortgage debt ($54.0 million);

•	bank credit facility ($1.3 million);

•	convertible debt ($4.0 million);

•	amortization of deferred financing costs ($4.4 million);

•	other debt ($0.5 million);

•	mark-to-market of derivative instruments ($0.4 million) offset by

•	interest income ($1.3 million).

Including convertible debt in 2003, the weighted average debt outstanding for the years ended December 31, 2004 and 2003 amounted to $1.1 billion and $1.6 billion, respectively, and the weighted average interest rates were 5.59% and 5.95%. At December 31, 2004, 44.2% of our total debt had variable interest rates and 55.8% had fixed interest rates.

Loss on Early Extinguishment of Debt. On June 29, 2004, we repaid the floating rate commercial mortgage-backed securities (“CMBS 2003”) using a portion of proceeds from the Offering and the 2004 mortgage loan financings as described in note 7 to the consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and our two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 7 to the consolidated financial statements, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2004.

On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt that has been reported as a reduction of Loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2004.

On January 29, 2003, we cancelled our bank credit facility and retired the 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt as described in note 7 to the consolidated financial statements. In connection with these transactions, we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $12.6 million, was reported as Loss on early extinguishment of debt ($11.5 million) and was included in Income from discontinued operations ($1.1 million), in our consolidated statement of operations for the year ended December 31, 2003.

In connection with the Paris Marriott sale described in note 3 to the consolidated financial statements, we retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2.2 million. This write off is included in Loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2003.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $3.1 million of income for the year ended December 31, 2004 and $7.6 million of expense for the year ended December 31, 2003. The net change of $10.7 million is primarily attributable to the following factors:

•

We had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, does not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive income (loss) (to the extent deemed effective) and to other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we recorded a charge to other income (expenses), net of $2.7 million and $6.5 million for the years ended December 31, 2004 and 2003, respectively. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of December 31, 2004 we did not have any forward currency contracts.

•	During the years ended December 31, 2004 and 2003, we recorded $0.7 million of net income and $0.5 million of net loss, respectively, in our equity in earnings of joint ventures. The net change of $1.2 million is due to equity in loss of the Prague joint venture of $2.2 million primarily due to the settlement of a swap agreement in 2003 resulting in additional expense of $2.4 million and equity in earnings of the Hamburg joint venture of $1.0 million attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004.

•	During the year ended December 31, 2004, we received a Mexican asset tax net refund of $2.4 million as a result of a retrospective recalculation of the asset tax.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. During the year ended December 31, 2004, we recognized $2.5 million of income related to this agreement.

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

We intend to make an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the years ended December 31, 2004 and 2003, income tax (expense) benefit is summarized as follows:

	Years Ended December 31,
	2004	2003
	(in thousands)
Current expense	$(2,244)	$(31,686)
Deferred (expense) benefit	(2,746)	32,238

Income tax (expense) benefit	$(4,990)	$552

Income taxes changed by $5.5 million for the year ended December 31, 2004 as compared to the same period in 2003. This change is primarily due to net tax benefits as a result of the July 2003 sale of the Paris Marriott, and deferred tax expense as a result of the Mexican asset tax refund received in 2004.

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests changed by $7.7 million to $4.8 million of income for the year ended December 31, 2004 from $2.9 million of expense for the year ended December 31, 2003.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004, four hotels during the first quarter of 2003 and one hotel in the second quarter of 2003 and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the years ended December 31, 2004 and 2003. Income from discontinued operations amounted to $75.7 million and $26.0 million for the year ended December 31, 2004 and 2003, respectively. The net increase of $49.7 million is primarily attributable to the gain on sale for the hotel sold in the year ended December 31, 2004, where we recorded a gain of $76.0 million as compared to the gain on five hotels sold in the year ended December 31, 2003 of $21.1 million.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

The following table presents our operating results for the years ended December 31, 2003 and 2002, including the amount and percentage changes in these results between the two periods.

	2003	2002	Change($)	Change(%)
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$317,978	$329,322	$(11,344)	(3.4)%
Food and beverage	164,358	167,691	(3,333)	(2.0)%
Other hotel operating revenue	55,580	58,738	(3,158)	(5.4)%

	537,916	555,751	(17,835)	(3.2)%
Lease revenue	27,638	35,134	(7,496)	(21.3)%

Total revenues	$565,554	$590,885	$(25,331)	(4.3)%

Operating Costs and Expenses:
Hotel operating expenses	414,789	412,081	2,708	0.7%
Depreciation and amortization	82,661	104,302	(21,641)	(20.7)%
Impairment losses on goodwill	—	5,435	(5,435)	—
Corporate expenses	21,912	15,854	6,058	38.2%

Total operating costs and expenses	519,362	537,672	(18,310)	(3.4)%

Operating income	46,192	53,213	(7,021)	(13.2)%
Interest expense, net	(104,748)	(98,146)	(6,602)	6.7%
Loss on early extinguishment of debt	(13,761)	—	(13,761)	—
Other (expenses) income, net	(7,581)	875	(8,456)	(966.4)%

Loss before income taxes, minority interests and discontinued operations	(79,898)	(44,058)	(35,840)	81.3%
Income tax benefit (expense)	552	(3,215)	3,767	(117.2)%
Minority interests	(2,895)	(10,264)	7,369	(71.8)%

Loss from continuing operations	(82,241)	(57,537)	(24,704)	42.9%
Income from discontinued operations	26,047	7,234	18,813	260.1%

Net Loss	$(56,194)	$(50,303)	$(5,891)	11.7%

Operating Data(1):
Number of hotels	19	19	—	—
Number of rooms	8,733	8,733	—	—
Comparable RevPAR	$123.56	$127.49	$(3.93)	(3.1)%

(1)	Properties owned through joint ventures and sold properties are excluded from these numbers.

In February 2003, we sold four hotels and in June 2003, we sold one hotel. We did not acquire any hotels during 2003 and we did not acquire or sell any properties during 2002. Additionally, in February 2004, we sold one hotel. The results of operations for the hotels we sold in 2003 and the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003 are included in income from discontinued operations for each of the years ended December 31, 2003 and 2002. The comments below regarding revenues and operating expenses pertain to our “comparable” portfolio and do not address the operating results of the hotels we sold during 2003 and 2004 that are included in income from discontinued operations.

Total Revenues. Hotel operating revenues, including lease revenue, decreased $25.3 million, or 4.3%, to $565.6 million for 2003 from $590.9 million for 2002.

Rooms. We, and the industry in general, continued to have difficulty maintaining room rates in 2003, and this accounted for the 3.4% decline in rooms revenue for 2003 compared to 2002. The ability to drive increases in rates at the properties has been affected by several issues including: economic conditions, increased supply, a shorter booking cycle for group business, a more price-savvy consumer and the impact of the electronic distribution channels available via the Internet. Corporate travel restrictions implemented in late 2001 and early 2002 have impacted the rate for high-end business travelers, which traditionally have been a consistent producer of business for the hospitality industry. Group business continued to be a challenge in the fourth quarter of 2003, as corporations remained focused on cutting costs and groups shopped around for room rates and other concessions they could negotiate.

RevPAR from our comparable hotels for 2003 decreased by 3.1% from RevPAR for 2002. RevPAR is the product of average occupancy expressed as a percent times the average daily room rate. The components of RevPAR from our comparable hotels for 2003 and 2002 are summarized as follows:

	Years Ended December 31,
	2003	2002
Occupancy	68.8%	68.8%
Average daily rate	$179.62	$185.31
RevPAR	$123.56	$127.49

The 3.1% drop in RevPAR results from a 3.1% decrease in average daily rate. On a regional basis, our New York City hotels experienced a RevPAR decline (6.1%). Soft economic conditions and ongoing terrorism concerns had a significant impact on the New York City market. The Southern California and Northern California hotels fared somewhat better as they reported RevPAR decreases of 1.8% and 5.4%, respectively. RevPAR for the REIT assets decreased by 1.5% from $110.61 for 2002 to $108.93 for 2003. This decrease resulted from a 1.7% decrease in average daily rate offset by a 0.2 percentage-point increase in occupancy. Driven by increased occupancy rates, the two Mexico hotels experienced combined increases in RevPAR of 3.8%. The other REIT assets reported RevPAR decreases, with the largest decreases applicable to the California and Phoenix hotels while the Chicago and New Orleans hotels reported negligible declines.

Food and Beverage. The substantial downsize of the banquet programs and changes in group booking patterns impacted banquet revenues. This is the major contributor to the 2.0% decline in food and beverage revenue. Groups are generally spending less on food and beverage and on ancillary services, such as telephone and audiovisual. In many cases, this trend applies to the individual traveler as well.

Other Hotel Operating Revenue. As with food and beverage purchases, both the group and transient traveler spent less on entertainment, audio visual and telephone services during their hotel stays during 2003, which substantially contributed to the 5.4% decline in other hotel operating revenues. Telephone revenue has seen a significant drop with the ever-increasing use of the cell phone, declining from $12.8 million for 2002 to $11.0 million for 2003.

Lease Revenue. Lease revenue, as described above, consists of rent paid to us for the Hyatt Regency New Orleans and the Hyatt Regency San Francisco in an amount approximately equal to 80% of hotel revenues less hotel operating expenses, or operating profit, for those hotels. Lease revenue declined 21.3% for 2003 as compared to 2002 in line with lower hotel revenues (primarily the Hyatt Regency San Francisco) which were not fully offset by a corresponding decline in operating expenses at these two hotels.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for 2003 and 2002, including the amount and percentage changes in these results between the two periods.

	2003	2002	Change($)	Change(%)
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$82,245	$81,950	$295	0.4%
Food and beverage	127,751	128,167	(416)	(0.3)
Other departmental expenses	148,595	147,506	1,089	0.7
Management fees	19,295	19,481	(186)	(1.0)
Other property level expenses	36,903	34,977	1,926	5.5

Total hotel operating expenses	$414,789	$412,081	$2,708	0.7%

Several factors, including increases in wages, employee benefits (especially workers’ compensation and health insurance) and utility costs, as well as increases applicable to property, casualty and terrorism insurance, led to the $2.7 million, or 0.7%, increase in hotel operating expenses for 2003 compared to 2002. Our property and casualty insurance “policy year” begins July 1, and effective July 1, 2002, these insurance premiums increased significantly, giving rise to a $2.6 million increase in insurance expense in 2003 as compared with 2002. In addition, our utility costs for 2003 were $1.1 million more than in 2002. These increases were partially offset by decreases in property taxes ($0.3 million), marketing costs ($0.5 million) and management fees ($1.0 million) during 2003 as compared to 2002.

Depreciation and Amortization. decreased by $21.6 million, or 20.7%, for 2003 compared to 2002. Some of our assets, including furniture, fixtures and equipment and building improvements, are depreciated over five years, and a portion of these assets became fully depreciated during 2002 and 2003.

Corporate Expenses increased by $6.1 million to $21.9 million for 2003 compared to 2002. These expenses consist primarily of payroll and related costs, unit appreciation rights plan expense, professional fees, travel expenses and office rent. The increase of $6.1 million is primarily attributable to unit appreciation rights plan expense ($1.1 million more in 2003 as compared to 2002) and legal fees ($5.0 million more in 2003 as compared to 2002). Our legal fees increased primarily as a result of our litigation with Marriott.

Interest Expense, Net. The $6.6 million increase in interest expense, net was due to:

•	a $16.7 million increase attributable to higher blended spreads on CMBS and mezzanine debt;

•	a $3.3 million increase due to the termination of an interest rate swap agreement; and

•	a $0.3 million decrease in interest income.

Partly offsetting the increases in interest expense, net were:

•	a $10.9 million decrease due to lower average borrowings;

•	a $2.7 million decrease in amortization of deferred financing costs; and

•	a $0.1 million decrease related to the mark-to-market of derivative instruments.

The components of Interest expense, net for 2003 are summarized as follows:

•	mortgage debt ($82.8 million);

•	interest rate swap termination fee ($3.3 million);

•	convertible debt ($14.6 million);

•	amortization of financing costs ($6.6 million); offset by

•	interest income ($2.6 million).

Including convertible debt, the weighted average debt outstanding for 2003 and 2002 amounted to $1.63 billion and $1.81 billion, respectively, and the weighted average interest rates, including the effect of an interest rate swap, were 5.95% and 5.03%. The weighted average interest rate for 2003 excludes the effect of the $3.3 million swap termination fee mentioned above. At December 31, 2003, 89.2% of our mortgage debt had variable interest rates and 10.8% had fixed interest rates.

Loss on Early Extinguishment of Debt. On January 29, 2003, we cancelled our bank credit facility and retired the 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt. In connection with these transactions, we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $12.6 million, was reported as Loss on early extinguishment of debt ($11.5 million) and included in Income from discontinued operations ($1.1 million) in our consolidated statement of operations for 2003. In addition, in connection with the Paris Marriott transaction described under “—Recent Trends and Events—Sales of Hotels” above, we retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2.2 million. This write-off is also included in Loss on early extinguishment of debt.

Other (Expenses) Income, Net. Other (expenses) income, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value applicable to the ineffective portion of our foreign currency forward exchange contracts, as well as other miscellaneous income and expenses. Other (expenses) income, net amounted to $(7.6 million) for 2003 and $0.9 million for 2002. The net expense increase of $8.5 million is primarily attributable to the following two factors:

•	In conjunction with refinancing its mortgage debt in July 2003, the Prague Hotel joint venture incurred $6.9 million in costs applicable to terminating an interest rate swap and wrote off unamortized deferred financing costs. Our 35% pro rata share of these joint-venture costs was charged to Other (expenses) income, net; and

•	We had two foreign currency forward exchange contracts with a combined notional amount of $50.0 million that had been designated as hedges of our net investment in the Prague Hotel joint venture under SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”. As prescribed by SFAS No. 133, a portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in Accumulated other comprehensive loss (to the extent deemed effective) and to Other (expenses) income, net (to the extent deemed ineffective). During 2003, the charge to Other (expenses) income, net applicable to the ineffective portion of these contracts amounted to $6.5 million.

Income Tax Expenses. Historically, we have not been subject to U.S. Federal and certain state income taxes, which are the responsibility of our members. We are subject to certain state income and franchise taxes and foreign income taxes payable by our foreign subsidiaries. We are required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions are equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. Federal and state income tax rate applicable to any member.

We allocated taxable income to our members for 2003. Our combined cash distributions in 2003 have exceeded the required tax distributions.

For 2003 and 2002, income tax benefit (expense) is summarized as follows (dollars in thousands):

	Years Ended December 31,
	2003	2002
	(in thousands)
Current expense	$(31,686)	$(3,038)
Deferred benefit (expense)	32,238	(177)

Income tax benefit (expense)	$552	$(3,215)

The Paris Marriott sale-leaseback transaction is reported as a sale for foreign and U.S. income tax purposes and as a financing transaction for financial reporting purposes. Thus, the foreign income taxes applicable to the gain on sale of the hotel are included above in current tax expense with an offsetting deferred tax benefit. For financial reporting purposes, the deferred tax asset associated with this benefit will be charged to deferred tax expense over the lease term.

Minority Interests. We acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority members. Operating profits allocated to the owners of the LP and LLC units are recorded as minority interests. Minority interests decreased by $7.4 million, or 71.8%, from $10.3 million for 2002 to $2.9 million for 2003. This decrease primarily results from the conversion of limited partnership interests to our membership units on March 28, 2003.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold five hotels during 2003 and had one hotel held for sale as of December 31, 2003 and, consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these six hotels as discontinued operations for the years ended December 31, 2003 and 2002. Income from discontinued operations amounted to $26.0 million and $7.2 million for 2003 and 2002, respectively. The net increase of $18.8 million is primarily attributable to:

•	inclusion of the gain on the sale of these hotels ($21.1 million) in the 2003 income from discontinued operations; offset by

•	lower hotel operating results in 2003 as four of our hotels were sold in February 2003 and one hotel was sold in June 2003.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance expenditures necessary to maintain our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to improve our properties;

•	acquisitions;

•	future distributions paid to our stockholders to maintain our REIT status; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our new revolving credit facility described below and cash provided by operations will continue to be sufficient to meet our liquidity requirements for at least the next 12 months.

Capital expenditures for the years ended December 31, 2004, 2003 and 2002 amounted to $22.8 million, $28.4 million and $30.1 million, respectively. For the year ended December 31, 2005, we expect to fund FF&E reserves for capital expenditures of $20.0 million. Combining this with reserves remaining from previous years, we expect to utilize these reserves to make FF&E improvements totaling $35.3 million in 2005. In addition, we expect to invest approximately $15.0 million in owner-funded improvements in excess of FF&E reserves, of which approximately 60 percent will be revenue enhancing expenditures.

Bank credit facility. On June 29, 2004, SHC Funding obtained a three-year commitment for a $120.0 million revolving credit facility from a group of lenders led by Deutsche Bank Trust Company of America. This revolving credit facility may be used to finance our working capital requirements and for general corporate purposes. Borrowings under this facility will bear interest at floating rates equal to, at our option, either: (i) LIBOR plus 375 basis points; or (ii) 250 basis points plus the higher of:

•	the prime rate announced by Deutsche Bank Trust Company of America, in effect on the date of borrowing; or

•	the Federal Funds Rate in effect on such day plus 50 basis points.

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of March 4, 2005, there was $58.0 million outstanding under this facility.

Our new credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $325.0 million, plus 75% of proceeds we receive from any new issuance of common stock;

•	minimum ratio of consolidated EBITDA to cash interest expense of 2.75;

•	minimum ratio of consolidated EBITDA to fixed charges, as defined, of 1.5;

•	the ratio of consolidated indebtedness to gross asset value may not exceed 70% (reduced to 65% on June 29, 2006); and

•	borrowings outstanding under the facility shall not exceed 2.5 times adjusted Net Operating Income (NOI) for the last 12 months (reduced to 2.25 times adjusted NOI beginning on June 29, 2006).

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

As of December 31, 2004, we are compliant with the above financial and other restrictive covenants.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, bank credit facilities and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any) and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of December 31, 2004, we had 432,286 restricted stock units outstanding and 235,303 restricted stock units vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since June 29, 2004 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at June 29, 2004	26,254,034	10,543,526	36,797,560
Units converted into common stock	1,141,667	(1,141,667)	—
Over-allotment option issuance	2,640,000	—	2,640,000

Outstanding at December 31, 2004	30,035,701	9,401,859	39,437,560

Cash Flows

Operating Activities. Net cash used in operating activities was $35.3 million for the year ended December 31, 2004, compared to net cash provided by operating activities of $36.6 million for the year ended December 31, 2003. Cash flow from operations decreased primarily because of our sale of five hotels during 2003 and one hotel in February 2004 and the April 2004 payment of French income tax of approximately €25.1 million ($30.1 million) related to the 2003 sale of the Paris Marriott. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the Offering.

Net cash provided by operating activities was $36.6 million for 2003, compared to $102.2 million for 2002. This decrease primarily results from the decline in our hotels’ operating income, including the effect of selling five hotels during 2003, as well as an increase in interest expense and corporate expenses. In addition, for 2003, a $32.2 million income tax benefit was offset by a $28.0 million increase in accounts payable and accrued expenses, which is primarily related to the income tax expense applicable to the gain reported for tax accounting purposes on the sale of the Paris Marriott.

Investing Activities. Net cash provided by investing activities was $23.4 million for the year ended December 31, 2004, compared to $129.0 million for the year ended December 31, 2003. The significant investing activities are summarized below:

•	we purchased the Ritz-Carlton Half Moon Bay for approximately $123.0 million in August 2004.

•	we sold one hotel during the year ended December 31, 2004 for net sales proceeds of $156.4 million and five hotels during the year ended December 31, 2003 for net sales proceeds of $154.6 million.

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.3 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004.

•	we disbursed $22.8 million and $28.4 million during the years ended December 31, 2004 and 2003, respectively, related to capital expenditures for renewals, replacements and room renovations.

Net cash flows provided by investing activities amounted to $129.0 million for 2003 compared to $31.8 million used in investing activities for 2002. The significant investing activities are summarized below.

•	we sold five hotels during 2003 for net sales proceeds of $154.6 million.

•	we disbursed $28.4 million and $30.8 million during 2003 and 2002, respectively, related to capital expenditures for renewals, replacements and room renovations.

•	during July 2003, the Prague joint venture refinanced its mortgage debt. Net proceeds from this refinancing were used to make principal and interest payments on notes payable to our joint venture partner and us. Our share of these payments from the joint venture amounted to $5.8 million.

Financing Activities. Net cash used in financing activities was $57.1 million for the year ended December 31, 2004 compared to $224.6 million for the year ended December 31, 2003. During the year ended December 31, 2004, we received proceeds from issuance of our common stock in the Offering, net of offering costs, of $251.0 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.3 billion. In addition, we made payments on mortgage debt and the bank credit facility totaling $1.4 billion, including retirement of mortgage and other debt in connection with the financing discussed below, retirement of mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repayment of a loan from the City of Burbank, California and scheduled principal payments. We also distributed $234.0 million to SHC LLC in connection with the Offering. Significant financing activities applicable to the years ended December 31, 2004 and 2003 are described below.

Net cash flows used in financing activities amounted to $224.6 million for the year ended December 31, 2003 compared to $103.9 million used in financing activities for the year ended December 31, 2002.

Mortgage Debt and Financing Obligation Payable. During the year ended December 31, 2004, our mortgage and other debt decreased from $1.5 billion at December 31, 2003 to $0.5 billion. The net decrease of $1.0 billion was due to the following: (a) on June 29, 2004, in connection with the Offering, our repayment of mortgage debt of $1.3 billion; (b) $204.2 million of debt being eliminated at the time of the Offering due to the restructuring of the Paris Marriott relationship as described under “—Recent Trends and Events-Sales of Hotels”; (c) retirement of the $6.0 million loan payable to the City of Burbank, California; and (d) payment of $2.4 million of mortgage debt principal payments required under various loan agreements. This decrease was partially offset by two mortgage loan financings of $408.5 million completed on June 29, 2004 and an additional loan financing of $75.0 million completed on August 24, 2004.

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

On December 6, 2004 and September 7, 2004, we declared quarterly distributions of $0.22 per share of common stock payable to shareholders of record on December 31, 2004 and September 30, 2004, respectively. The fourth quarter distribution was paid on January 20, 2005 and the third quarter distribution was paid on October 14, 2004.

In addition to the distribution to shareholders described above, SHC Funding also declared quarterly distributions of $0.22 per unit payable to unitholders of record on December 31, 2004 and September 30, 2004. The fourth quarter distribution was paid on January 20, 2005 and the third quarter distribution was paid on October 14, 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Long-term debt obligations	$489,140	$2,542	$9,179	$282,034	$195,385
Interest on long-term debt obligations	126,847	22,428	67,440	29,736	7,243
Bank credit facility	54,000	—	54,000	—	—
Interest on bank credit facility	8,330	3,332	4,998	—	—
Operating lease obligations—ground leases and office space	4,265	345	747	160	3,013
Operating leases—Paris Marriott and Hamburg Marriott	472,446	18,808	56,423	37,615	359,600
Deferred fees under hotel management contracts	2,333	58	525	350	1,400

Total	$1,157,361	$47,513	$193,312	$349,895	$566,641

Reserve Funds for Capital Expenditures

We maintain each of our hotels in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2004, $16.7 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.5% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Amounts are capitalized as incurred. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50.0 million to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the Inter.Continental Prague. The above hedges were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements were recorded in Accumulated other comprehensive loss (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These contracts were distributed to SHC LLC in conjunction with the Offering. For the year ended December 31, 2004, our mark-to-market adjustments of these contracts resulted in a $2.7 million charge to Other income (expenses), net and a $3.7 million reduction of Accumulated other comprehensive loss.

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

At December 31, 2004, our investment in the Prague joint venture was $12.1 million. We account for this investment under the equity method of accounting. Our equity in earnings (loss) of hotel joint ventures (included in these amounts are our equity in earnings (loss) in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $0.7 million and $(0.5 million) for the year ended December 31, 2004 and 2003, respectively, and is included in Other income (expenses), net in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the Inter.Continental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($85.1 million based on the foreign exchange rate as of December 31, 2004) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €72.1 million ($97.9 million) outstanding under this arrangement at December 31, 2004. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million and $5.8 million in the years ended December 31, 2004 and 2003, respectively.

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

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—Note 14 Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative Instruments and Hedging Activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income (loss) or as a component of comprehensive income (loss) and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

Seasonality

The lodging business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Revenues for hotels in tourist areas generally are greater during tourist season than other times of the year. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel. Hotel revenues by quarter during 2002, 2003 and 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues
2002	$152,281	$153,664	$125,743		$159,197
2003	$141,937	$139,401	$130,503		$153,713
2004	$147,131	$151,803	$85,064	(1)	$106,712	(1)

(1)	The third and fourth quarter of 2004 exclude the results of the Distributed Properties.

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for our domestic Marriott branded properties, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to pay operating expenses and make distributions to our stockholders.

New Accounting Standards

In November 2004, the Emerging Issues Task Force (EITF) issued No. 03-13, “Applying the Conditions in Paragraph 42 of the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” EITF 03-13 establishes an approach for evaluating whether the criteria in paragraph 42 of Statement 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. EITF 03-13 should be applied in fiscal periods beginning after December 15, 2004. We do not believe that the adoption of EITF No. 03-13 will have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principals Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R is effective as of the first interim reporting period that begins after June 15, 2005. We do not believe that the adoption of Statement No. 123R will have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends and clarifies SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SFAS No. 152 provides that real estate time-sharing transactions should be accounted for as non-retail land sales. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of Statement No. 152 will have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

On June 29, 2004, we purchased an interest rate cap with a LIBOR strike price of 5.00%. Originally, the interest rate cap was purchased with a notional amount covering our $200.0 million floating rate loan, but we sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96.0 million. The fixed rate under this swap agreement is 3.62%. In addition, as a result of the purchase of the Ritz-Carlton Half Moon Bay on August 24, 2004, we purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap was purchased with a notional amount covering the additional $75.0 million of the new loan.

As of December 31, 2004, our total outstanding bank credit facility, mortgages and other debt payable was approximately $543.1 million, of which approximately $239.9 million, or 44.2%, was variable rate debt. Total variable debt excludes $96.0 million fixed by the interest rate swap described above. If market rates of interest on our variable rate debt increase by 50%, or approximately 120 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.4 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 24 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.6 million annually.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Hotel Capital, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotel Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotel Capital, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 3, 2005

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2004	December 31, 2003
Assets
Property and equipment	$952,717	$1,881,840
Less accumulated depreciation	(222,150)	(472,645)

Net property and equipment	730,567	1,409,195

Goodwill	66,438	259,150
Intangible assets (net of accumulated amortization of $87 and $0, respectively)	1,613	—
Assets held for sale	—	80,519
Investment in hotel joint ventures	12,060	23,392
Cash and cash equivalents	40,071	107,437
Restricted cash and cash equivalents	26,979	85,697
Accounts receivable (net of allowance for doubtful accounts of $361 and $772, respectively)	21,056	31,030
Deferred financing costs (net of accumulated amortization of $1,420 and $8,609, respectively)	11,178	29,247
Other assets	80,388	53,854

Total assets	$990,350	$2,079,521

Liabilities and Owners’ Equity
Liabilities:
Mortgages and other debt payable	$489,140	$1,505,984
Bank credit facility	54,000	—
Convertible debt	—	122,030
Accounts payable and accrued expenses	58,946	124,422
Distributions payable	8,709	—
Liabilities of assets held for sale	—	68,153
Deferred fees on management contracts	2,333	12,256
Deferred gain on sale of hotels	119,616	—

Total liabilities	732,744	1,832,845
Minority interests	61,053	107,608
Owners’ equity:
Members’ capital	—	875,767
Distributions to members	—	(439,377)
Common shares ($0.01 par value; 150,000,000 common shares authorized; 30,035,701 common shares issued and outstanding)	300	—
Additional paid-in capital	483,691	—
Deferred compensation	(1,731)	—
Accumulated deficit	(271,873)	(285,206)
Accumulated distributions to owners	(13,447)	—
Accumulated other comprehensive loss	(387)	(12,116)

Total owners’ equity	196,553	139,068

Total liabilities and owners’ equity	$990,350	$2,079,521

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2004, 2003 and 2002

(In Thousands, Except Per Share Data)

	2004	2003	2002
Revenues:
Rooms	$270,820	$317,978	$329,322
Food and beverage	144,593	164,358	167,691
Other hotel operating revenue	51,064	55,580	58,738

	466,477	537,916	555,751
Lease revenue	24,233	27,638	35,134

Total revenues	490,710	565,554	590,885

Operating Costs and Expenses:
Rooms	67,761	82,245	81,950
Food and beverage	110,768	127,751	128,167
Other departmental expenses	135,323	148,595	147,506
Management fees	17,145	19,295	19,481
Other property level expenses	30,344	36,903	34,977
Lease expense	6,446	—	—
Depreciation and amortization	61,463	82,661	104,302
Impairment losses on goodwill and hotel property	12,675	—	5,435
Corporate expenses	28,845	21,912	15,854

Total operating costs and expenses	470,770	519,362	537,672

Operating income	19,940	46,192	53,213
Interest expense	(64,578)	(107,391)	(101,075)
Interest income	1,270	2,643	2,929
Loss on early extinguishment of debt	(21,934)	(13,761)	—
Other income (expenses), net	3,132	(7,581)	875

Loss before income taxes, minority interests and discontinued operations	(62,170)	(79,898)	(44,058)
Income tax (expense) benefit	(4,990)	552	(3,215)
Minority interests	4,831	(2,895)	(10,264)

Loss from continuing operations	(62,329)	(82,241)	(57,537)
Income from discontinued operations	75,662	26,047	7,234

Net Income (Loss)	13,333	(56,194)	(50,303)

Currency translation adjustments	11,320	(3,226)	4,330
Mark to market of derivatives	1,323	5,987	(5,031)

Comprehensive Income (Loss)	$25,976	$(53,433)	$(51,004)

Basic and Diluted Income (Loss) Per Share:
Loss from continuing operations per share	$(2.55)	$(4.84)	$(5.53)
Income from discontinued operations per share	3.10	1.53	0.70

Net income (loss) per share	$0.55	$(3.31)	$(4.83)

Weighted-average common shares outstanding	24,390	17,002	10,404

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004	2003	2002
Members’ Capital
Balance, beginning of year	$875,767	$539,457	$539,457
Formation and structuring transactions	(875,767)	—	—
Issuance of membership units:
Conversion of 6.5% subordinated debentures, net of deferred costs of $1,318	—	120,295	—
Conversion of 7.5% subordinated debentures	—	191,015	—
Conversion of 8.5% mortgage note	—	25,000	—

Balance, end of year	$—	$875,767	$539,457

Distributions to members
Balance, beginning of year	$(439,377)	$(177,953)	$(177,842)
Formation and structuring transactions	439,377	—	—
Distributions to members	—	(261,424)	(111)

Balance, end of year	$—	$(439,377)	$(177,953)

Common shares	$—	$—	$—
Balance, beginning of year	—	—	—
Initial public offering of shares	289	—	—
Units redeemed for common shares	11	—	—

Balance, end of year	$300	$—	$—

Additional paid-in capital
Balance, beginning of year	$—	$—	$—
Distribution to SHC LLC	(246,808)	—	—
Formation and structuring transactions	463,205	—	—
Issuance of common shares	283,071	—	—
Offering costs	(32,320)	—	—
Restricted stock units granted, net of forfeitures	6,056	—	—
Adjustment for minority interest ownership in SHC Funding	10,487	—	—

Balance, end of year	$483,691	$—	$—

Deferred compensation
Balance, beginning of year	$—	$—	$—
Restricted stock units granted, net of forfeitures	(5,903)	—	—
Amortization of restricted stock units	4,172	—	—

Balance, end of year	$(1,731)	$—	$—

Accumulated deficit
Balance, beginning of year	$(285,206)	$(229,012)	$(178,709)
Net income (loss)	13,333	(56,194)	(50,303)

Balance, end of year	$(271,873)	$(285,206)	$(229,012)

Accumulated distributions to owners
Balance, beginning of year	$—	$—	$—
Distributions to owners	(13,447)	—	—

Balance, end of year	$(13,447)	$—	$—

Accumulated other comprehensive loss
Balance, beginning of year	$(12,116)	$(14,877)	$(14,176)
Currency translation adjustments	11,320	(3,226)	4,330
Mark to market of derivatives	1,323	5,987	(5,031)
Adjustment for minority interest ownership in SHC Funding	(914)	—	—

Balance, end of year	$(387)	$(12,116)	$(14,877)

Total Owners’ Equity	$196,553	$139,068	$117,615

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004	2003	2002
Operating Activities:
Net income (loss)	$13,333	$(56,194)	$(50,303)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Minority interests	(4,831)	2,895	10,264
Deferred income tax expense (benefit)	2,746	(32,238)	177
Depreciation and amortization	61,463	88,174	117,685
Amortization of deferred financing costs	4,447	6,896	10,230
Impairment losses on goodwill and hotel property	12,675	—	5,435
Equity in (earnings) losses of hotel joint ventures	(739)	544	(1,857)
Deferred compensation expense	4,172	—	—
Gain on sale of assets	(75,982)	(21,072)	—
Recognition of deferred and other gains, net	(1,895)	—	—
Loss on early extinguishment of debt	19,066	14,847	—
Mark to market of derivatives included in other expenses, net	2,691	7,060	2,051
Mark to market of derivatives included in interest expense	384	3,618	374
(Increase) decrease in accounts receivable	(2,583)	(903)	1,761
Increase in other assets	(26,881)	(5,021)	(96)
(Decrease) increase in accounts payable and accrued expenses	(43,405)	28,032	(2,574)
Increase in deferred interest on convertible debentures	—	—	9,084

Net cash (used in) provided by operating activities	(35,339)	36,638	102,231

Investing Activities:
Proceeds from sale of assets	156,354	154,549	—
Distributions from hotel joint ventures	15,602	5,775	—
Acquisition of interest in hotel joint venture	(162)	—	—
Acquisition of property	(122,980)	—	—
Restricted and unrestricted cash acquired	7,743	—	—
Capital expenditures	(22,832)	(28,367)	(30,805)
Increase in restricted cash and cash equivalents	(10,370)	(2,991)	(1,013)

Net cash provided by (used in) investing activities	23,355	128,966	(31,818)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	251,040	—	—
Proceeds from bank credit facility	90,500	—	—
Payments on bank credit facility	(36,500)	—	(74,800)
Proceeds from mortgage debt and other debt	1,208,500	1,170,000	28,024
Payments on mortgage debt and other debt	(1,363,097)	(1,130,170)	(16,402)
Financing costs	(33,622)	(30,733)	(3,143)
Proceeds from financing obligation	—	184,255	—
Purchase and redemption of convertible mortgage notes	—	(37,750)	—
Redemption of limited partnership units	—	(25,068)	—
Payment of deferred interest on convertible debentures	—	(13,384)	—
Distributions to shareholders	(6,652)	—	—
Distributions to minority interest holders	(2,343)	(87,997)	(5,511)
Distributions to members	—	(261,424)	(111)
Distribution to SHC LLC	(233,956)	—	—
Decrease (increase) in restricted cash and cash equivalents	69,074	7,637	(31,983)

Net cash used in financing activities	(57,056)	(224,634)	(103,926)

Effect of translation adjustment on cash	1,674	3,316	4,545

Net change in cash and cash equivalents	(67,366)	(55,714)	(28,968)
Cash and cash equivalents, beginning of period	107,437	163,151	192,119

Cash and cash equivalents, end of period	$40,071	$107,437	$163,151

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

	2004	2003	2002
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debentures and mortgage note to membership units:
- 6.5% debentures, net of deferred costs of $1,318	$—	$(120,295)	$—

- 7.5% debentures	$—	$(191,015)	$—

- 8.5% mortgage note	$—	$(25,000)	$—

Members’ capital	$—	$336,310	$—

Acquisition of interest in joint venture

- Building	$45,482	$—	$—

- Finance obligation	$50,672	$—	$—

- Investment in hotel joint venture	$2,230	$—	$—

- Net working capital	$3,122	$—	$—

Sale of hotels
- Assets	$138,014	$—	$—

- Liabilities	$247,274	$—	$—

- Deferred gain	$109,260	$—	$—

Distribution of net assets to SHC LLC	$(12,852)	$—	$—

Cash Paid For:
Interest	$(63,194)	$(120,067)	$(91,961)

Taxes, net of refunds	$(38,398)	$(3,444)	$(291)

Other Transactions:
Redemption of units to common shares—see note 9.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 29, 2004, SHCI completed its initial public offering (the Offering) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the Offering, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the Offering, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests in seven hotels, and SHCI, a public entity with interests in SHC Funding, the operating partnership in an UPREIT structure that holds interests in the remaining 14 hotels. Contemporaneous with the Offering, SHC Funding became owned by SHCI, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHCI is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC. The new SHC LLC also retained available corporate cash on hand prior to the Offering, an $11.8 million liability relating to forward currency contracts, and $129.3 million of outstanding convertible debentures and Class C units of its limited partnerships. During the third quarter of 2004, SHCI distributed $18,979,000 to the new SHC LLC as final settlement on the reverse spin-off transaction described above. These transactions are collectively termed the “Formation and Structuring Transactions.” See additional information in note 9.

As of December 31, 2004, SHCI exercised control over SHC Funding as its managing member and majority membership holder and consolidates SHC Funding. SHC Funding’s financial results for periods prior to June 29, 2004 include those of the seven properties distributed to the new SHC LLC through the date of the Offering. SHC LLC prior to the Offering is referred to as SHCI’s predecessor.

As of December 31, 2004, SHC Funding owns or leases the following 15 hotels:

1. Four Seasons Punta Mita Resort	9. Marriott Rancho Las Palmas
2. Four Seasons Mexico City	10. Marriott Lincolnshire
3. Hyatt Regency La Jolla	11. Marriott Schaumburg
4. Hyatt Regency Phoenix	12. Marriott Champs Elysees Paris
5. Hyatt Regency New Orleans	13. Marriott Hamburg
6. Loews Santa Monica Beach Hotel	14. Ritz-Carlton Half Moon Bay
7. Hilton Burbank Airport	15. Inter.Continental Prague (joint venture)
8. Embassy Suites Lake Buena Vista

The new SHC LLC owns the following seven hotels:

1. Ritz-Carlton Laguna Niguel	5. Westin Santa Clara
2. Hyatt Regency San Francisco	6. The Essex House, a Westin Hotel
3. Park Hyatt San Francisco	7. Marriott Eastside New York
4. Loews Beverly Hills

See note 9 for more information on this spin-off transaction.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. As described more fully in note 1, SHCI controls SHC Funding, its operating partnership in an UPREIT structure, and consolidates the operating partnership. SHC Funding owns 35% of one hotel joint venture at December 31, 2004, which is accounted for by SHC Funding using the equity method of accounting.

If SHCI determines that it is the holder of a variable interest in a variable interest entity within the meaning of the Financial Accounting Standards Board (FASB), revision to Interpretation No. 46, “Consolidation in Variable Interest Entities” and that SHCI’s variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then SHCI will consolidate the entity. Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Property, Equipment and Depreciation:

Property and Equipment consists of land, a leasehold interest, buildings, building improvements, site improvements and furniture, fixtures and equipment.

Costs directly related to the acquisition of real estate are capitalized. The Company expenses any internal costs related to the pursuit of hotel acquisitions. Any third party costs capitalized in connection with the pursuit of unsuccessful acquisitions are expensed at the time the pursuit is abandoned. Repairs and maintenance are expensed as incurred.

Depreciation is computed on a straight-line basis over the following useful lives:

Leasehold interest	Life of lease (51 years)
Buildings	39 years
Building improvements	5 years
Site improvements	15 years
Furniture, fixtures & equipment	3-5 years

Hotel improvements in progress include amounts paid for capital projects for hotels that are in the process of being renovated or expanded. Completed renovations and improvements are capitalized and depreciated over their estimated useful lives.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. For the year ended December 31, 2004, SHCI recognized impairment losses on property and equipment of $8,594,000 related to the Schaumburg Marriott due to deteriorating performance and local market conditions. There was no impairment on property and equipment in 2003 or 2002. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

The Company classifies the operations of hotels sold or to be sold as discontinued operations (note 4).

Goodwill:

Goodwill is reviewed for impairment using a variety of methods at least annually, and impairments, if any, are charged to the results of continuing operations. Impairment testing is conducted using the specific guidance and criteria set forth in Statement of Financial Accounting Standard (SFAS) No. 142. For the years ended December 31, 2004, 2003 and 2002, SHCI recognized impairment losses on goodwill of $4,081,000, $0 and $5,435,000, respectively.

Intangible Assets:

Intangible assets consist of a golf course use agreement at the Ritz-Carlton Half Moon Bay that is amortized over the life of the management contract (approximately 14 years).

Deferred Financing Costs:

Deferred financing costs consist of costs incurred in connection with obtaining various loans. The deferred financing costs have been capitalized and are being amortized to interest expense over the life of the underlying loan using the straight-line method, which approximates the effective interest method.

Deferred Fees on Management Contracts:

In connection with the negotiation of new management contracts on four hotels, certain management companies paid $16,500,000 to the Company. The amounts received have been recorded in the accompanying consolidated balance sheets as deferred fees on management contracts and are being amortized against management fees over the life of the management contracts using the straight-line method. Early termination of the management contracts may require repayment of a portion of the original amount received, not in excess of any unamortized balance. In connection with the Formation and Structuring Transactions described above, three of these hotels, and their respective deferred fees on management contracts, were distributed to the new SHC LLC.

Inventories:

Inventories located at the hotel properties consist of food and beverage stock and in-use and unused inventories of linen, china, glassware and silver. These items are stated at the lower of cost, as determined by an average cost method, or market and are included in other assets on the accompanying consolidated balance sheets.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2004 and 2003, Restricted cash and cash equivalents include $16,654,000 and $27,393,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2004 and 2003, Restricted cash and cash equivalents include reserves of $10,325,000 and $58,304,000, respectively, required by loan and other agreements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency:

Foreign currency-denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Gains and losses from foreign currency translation, where the functional currency is the local currency, are recorded as a separate component of owners’ equity. Foreign currency gains or losses on the hedges of long-term investments are recorded in the currency translation adjustment component of Accumulated other comprehensive loss, within owners’ equity or Other income (expenses) net, as appropriate. Gains and losses on hedges of short-term investments or working capital are recorded currently in the consolidated statements of operations.

Revenue Recognition:

Revenues include room, food and beverage and other hotel operating revenue such as long-distance telephone service and space rentals. These revenues are recognized as the related services are delivered. Lease revenues are based on a percentage of adjusted operating profit, as defined in the lease agreements. Lease revenues are recognized on an accrual basis pursuant to the terms of each lease. The revenue recognized does not exceed the minimum percentage ascribed to the level of adjusted operating profit per the lease agreement.

Minority Interests:

Minority interests represent interests held by others in SHC Funding and other entities controlled by SHCI, or for periods prior to the Offering, SHCI’s predecessor, SHC LLC. Minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income is allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

Prior to the Offering, minority interests represented the limited partners’ interest in limited partnerships that were controlled by SHCI’s predecessor, SHC LLC. The carrying value of the minority interest was increased by the minority interests’ share of partnership earnings and reduced by their semi-annual partnership cash distributions as well as return of capital distributions (see note 8). SHC LLC’s (SHCI’s predecessor) units issued upon exchange of the limited partnership units have been accounted for at the cost of the minority interest surrendered.

Income Taxes:

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHCI has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, SHCI will be subject to tax in those jurisdictions.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Offering, the Company operated as an LLC and elected partnership status for U.S. Federal and state income tax purposes. The Company was not liable for U.S. Federal income taxes as its members recognized their proportionate share of income or loss in their tax returns. Accordingly, no provision for U.S. Federal income taxes was recorded. The Company was subject to income taxes in certain states, foreign income taxes and various state franchise taxes.

Per Share Data:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the Offering for purposes of the weighted average share calculation. There is no difference between SHCI’s basic and diluted earnings per share for each period presented. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the years ended December 31, 2004, because they would have been antidilutive, are as follows (in thousands):

Restricted stock units	197
Conversion of minority interests	9,316
Conversion of minority interests—option shares	86

Comprehensive Income (Loss):

Comprehensive income (loss) is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s Accumulated other comprehensive loss results from unrealized gains (losses) on foreign currency translation adjustments (CTA) and the mark to market of certain derivative financial instruments.

The following table provides the detailed components of Accumulated other comprehensive loss (in thousands):

	Derivative Instruments	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2002	$(8,129)	$(6,748)	$(14,877)
Mark to market of derivative instruments	(98)	(2,926)	(3,024)
Reclass to earnings:
Interest expense	3,618	—	3,618
Other income (expenses), net	2,467	—	2,467
Other CTA activity (non-derivative)	—	(300)	(300)

Balance at December 31, 2003	$(2,142)	$(9,974)	$(12,116)
Mark to market of derivative instruments	(884)	3,714	2,830
Reclass to earnings:
Interest expense	384	—	384
Loss on early extinguishment of debt	1,740	—	1,740
Other income (expenses), net	83	—	83
Other CTA activity (non-derivative)	—	7,606	7,606
Adjustment for minority interest ownership in SHC Funding	(91)	(823)	(914)

Balance at December 31, 2004	$(910)	$523	$(387)

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities:

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation.

New Accounting Standards:

In November 2004, the Emerging Issues Task Force (EITF) issued No. 03-13, “Applying the Conditions in Paragraph 42 of the FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” EITF 03-13 establishes an approach for evaluating whether the criteria in paragraph 42 of Statement 144 have been met for purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. EITF 03-13 should be applied in fiscal periods beginning after December 15, 2004. The Company does not believe that the adoption of EITF No. 03-13 will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R is effective as of the first interim reporting period that begins after June 15, 2005. The Company does not believe that the adoption of Statement No. 123R will have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions.” SFAS No. 152 amends and clarifies SFAS No. 66, “Accounting for Sales of Real Estate” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” SFAS No. 152 provides that real estate time-sharing transactions should be accounted for as non-retail land sales. SFAS No. 152 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of Statement No. 152 will have a material effect on its financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding joint venture hotels and assets held for sale (note 4):

	December 31, 2004	December 31, 2003
	(in thousands)
Land	$103,236	$250,803
Leasehold interests	11,633	11,633
Buildings	622,145	1,160,668
Building improvements	30,112	105,766
Site improvements	12,786	25,716
Furniture, fixtures and equipment	168,096	314,921
Improvements in progress	4,709	12,333

Total property and equipment	952,717	1,881,840
Less accumulated depreciation	(222,150)	(472,645)

Net property and equipment	$730,567	$1,409,195

Wholly-owned hotel properties	14	19
Hotel rooms	5,820	8,733

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount.

	December 31, 2004	December 31, 2003
Southern California	35.2%	26.7%
New Orleans, LA	18.1	7.9
Northern California	12.1	18.3
Chicago, IL	9.6	4.6
Phoenix, AZ	7.7	3.4
Orlando, FL	3.8	1.7
New York, NY	—	21.9
Washington, D.C.	—	5.5

	86.5	90.0
Mexico	12.1	5.2
Paris, France	1.4	4.8

Total	100.0%	100.0%

Acquisition of Property

On August 24, 2004, the Company purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for $122,980,000. The acquisition was financed using mortgage debt, the revolving line of credit and available cash. See note 7 for additional information regarding the amended loan agreement resulting from the acquisition of the Ritz-Carlton Half Moon Bay.

The acquisition was accounted for as a business combination under the purchase method of accounting, and the assets and liabilities and results of operations of the hotel have been consolidated in the financial statements

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

since the date of purchase. On an unaudited pro forma basis, revenues, net income (loss) and basic and diluted income (loss) per share for the years ended December 31, 2004, 2003 and 2002 would have been reported as follows if the acquisition had occurred at the beginning of each of the respective periods.

	For the Years Ended December 31,
	2004	2003	2002
	Unaudited
	(in thousands)
Total revenue	$519,789	$610,319	$631,040
Net income (loss)	$9,573	$(59,289)	$(53,702)
Net income (loss) per share:
Basic and diluted	$0.39	$(3.49)	$(5.16)

The following is a summary of the allocation of the purchase price:

(in thousands)
Land	$20,100
Building	75,700
Site improvements	3,700
Furniture, fixtures and equipment	8,000
Goodwill	15,296
Intangible assets	1,700
Net working capital	(1,516)

Total purchase price	$122,980

Sale of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,325,000 ($4,511,000 based on the foreign exchange rate as of December 31, 2004) annually (increasing by an index formula) and pay additional rent based upon the performance of the hotel.

Bohus guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. In connection with entering into the Bank Guarantee, Bohus entered into a Guarantee Issuance Facility (GIF 2004) with Barclays. Under GIF 2004, Bohus made an initial cash deposit with Barclays of €2,500,000 ($3,138,000) and agreed to make additional semi-annual cash deposits of €500,000 ($678,000 based on the foreign exchange rate as of December 31, 2004) until the cash collateral equaled the lesser of €5,000,000 ($6,784,000 based on the foreign exchange rate as of December 31, 2004) or the outstanding amount of the guarantee. SHC LLC guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,306,000 based on the foreign exchange rate as of December 31, 2004). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

As a result of provisions in the original lease agreement that provide for continuing involvement (as defined by GAAP) by Bohus, Bohus initially accounted for the sale and leaseback of the Hamburg Marriott as a finance

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

obligation. Bohus maintained the Hamburg Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to the sale, on March 1, 2004 a subsidiary of SHCI paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. This transaction has been accounted for as a purchase and SHCI’s basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus it did not previously own. Bohus is now accounted for as a consolidated subsidiary. Additional consideration of €86,000 is due upon final settlement of working capital amounts in the first quarter of 2005.

In conjunction with the Offering, the Company eliminated the previously collateralized guarantee by canceling the GIF discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and now records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction, which will be recognized over the life of the lease. For the year ended December 31, 2004, SHCI recognized $111,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the GIF, SHCI funded a security deposit with DIFA representing approximately 18 months of the minimum rent. This amount at December 31, 2004 is $6,783,000 and is included in Other assets on the accompanying consolidated balance sheet.

Sale of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €10,538,000 ($14,297,000 as of December 31, 2004) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

The Tenant arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14,600,000 ($19,808,000 based on the foreign exchange rate as of December 31, 2004). Amounts paid under the bank guarantee reduced the amount of the minimum rent guarantee euro for euro. There was no obligation to replenish the bank guarantee, although in the event of a failure to do so, DIFA would have been able to terminate the lease. In connection with obtaining the bank guarantee, the Tenant entered into a Guarantee Issuance Facility, or GIF, with Barclays. Under the GIF, an initial cash deposit was made with Barclays of €5,000,000 ($5,700,000) and additional semi- annual cash deposits of €500,000 ($678,000 based on the foreign exchange rate as of December 31, 2004) were required until the cash collateral equaled the guaranteed minimum rent of €14,600,000 ($19,808,000 based on the foreign exchange rate as of December 31, 2004) (or such lesser amount as may then be outstanding on the bank guarantee). In addition to the bank guarantee, SHC LLC guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5,250,000 ($7,123,000 based on the foreign exchange rate as of December 31, 2004). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

As a result of provisions in the lease agreement that provide for continuing involvement, SHCI initially accounted for the sale and leaseback of the Paris Marriott as a finance obligation. SHCI maintained the Paris

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense. As of December 31, 2003, the finance obligation amounted to €162,330,000 ($204,189,000) and is included in Mortgages and other debt payable on the accompanying consolidated balance sheet.

In conjunction with the Offering, the Company eliminated the previously collateralized guarantee by canceling the GIF discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has now been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and now records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction, which will be recognized over the life of the lease. For the year ended December 31, 2004, SHCI recognized $2,069,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the GIF, SHCI funded a security deposit with DIFA representing approximately 16 months of the minimum rent. This amount at December 31, 2004 is $16,735,000 and is included in Other assets in the accompanying consolidated balance sheet.

Sale of Domestic Hotels

On February 20, 2003, certain subsidiaries of SHCI sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). Net sales proceeds exceeded the properties’ carrying value (including goodwill of $11,439,000) by $15,362,000. On June 18, 2003, SHCI sold a hotel located in Chicago, Illinois. Net sales proceeds exceeded the property’s carrying value (including goodwill of $956,000) by $5,710,000. On February 6, 2004, SHCI sold a hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sales proceeds exceeded the property’s carrying value (including goodwill of $8,804,000) by $75,982,000. The results of operations of these hotels have been presented as discontinued operations as discussed in note 4.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DISCONTINUED OPERATIONS

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHCI employs a strategy to acquire hotels and utilizes its expertise in asset management to increase hotel value. Once a hotel has been fully optimized, or is no longer deemed strategic, SHCI will divest the property and re-deploy the capital in line with its current corporate priorities. Consistent with this strategy, on February 20, 2003, certain subsidiaries of the Company sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). On June 18, 2003, a subsidiary of the Company sold one hotel located in Chicago, Illinois. Net sales proceeds aggregated $154,549,000 and were used to partially fund cash distributions and for other general corporate purposes. Additionally, on February 6, 2004, the Company sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. The following is a summary of income from discontinued operations for the years ended December 31, 2004, 2003, and 2002:

	For the Years Ended
	2004	2003	2002
	(in thousands)
Hotel operating revenues	$—	$9,261	$50,538
Lease revenue	257	15,349	16,108

Total revenues	257	24,610	66,646
Operating costs and expenses	—	6,722	35,239
Depreciation and amortization	—	5,513	13,383

Total operating costs and expenses	—	12,235	48,622

Operating income	257	12,375	18,024
Interest expense	(577)	(6,352)	(10,856)
Interest income	—	38	66
Loss on early extinguishment of debt	—	(1,086)	—
Gain on sale of assets	75,982	21,072	—

Income from discontinued operations	$75,662	$26,047	$7,234

The long-lived assets and mortgage debt for the Washington. D.C. hotel were classified as Assets held for sale and Liabilities of assets held for sale, respectively, on the consolidated balance sheet as of December 31, 2003.

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5. INVESTMENT IN HOTEL JOINT VENTURES

In August 1999, a subsidiary of SHCI and an affiliate of GIC Real Estate Pte Ltd (GIC RE), the real estate investment arm of the Government of Singapore Investment Corporation Pte Ltd, collectively the Investors, entered into an Investment Agreement (Agreement) for the purpose of acquiring hotels in certain European markets. The Agreement provides for capital commitments from the Investors in amounts that result in SHCI and GIC RE effectively owning 35% and 65%, respectively, of hotels acquired. Concurrent with the execution of the Agreement, the Investors entered into an Asset Management Agreement with a subsidiary of SHCI (the Manager). The Agreement has since expired while the Asset Management Agreement remains in effect. The Manager provides various services with respect to acquiring and financing hotels, negotiating third-party management contracts and reviewing hotel operations. Annual management fees are based upon each hotel’s

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Manager can also earn an incentive fee upon the occurrence of certain events such as the sale or refinancing of a hotel. However, no incentive fees are payable unless the Investors have received proceeds equal to their capital contributions and a specified investment return.

Under the above-described agreements, the Investors formed joint ventures that acquired the 277-room Hamburg Marriott in June 2000 and the 364-room Inter.Continental Prague in August 1999. See note 3 for information on the sale of the Hamburg Marriott in February of 2004. At December 31, 2004 and 2003, SHCI’s investment in the hotel (or hotels) totaled $12,060,000 and $23,392,000, respectively. SHCI accounts for the investments using the equity method of accounting. SHCI’s equity in earnings (loss) of hotel joint ventures amounted to $739,000, $(544,000) and $1,857,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in Other income (expenses), net in the accompanying consolidated statements of operations.

In August 2002, SHCI entered into two foreign currency forward contracts for a combined notional amount of $50,000,000 to eliminate the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the Inter.Continental Prague Hotel. The above contracts were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these contracts in excess of carrying value of the net investment was deemed ineffective and as such did not qualify for hedge accounting. Accordingly, changes in the value of the forward contracts were recorded in Accumulated other comprehensive loss (to the extent deemed effective) and Other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These forward currency contracts were distributed to SHC LLC in conjunction with the Offering. For the years ended December 31, 2004, 2003 and 2002, the charge to Accumulated other comprehensive income (loss) amounted to $3,714,000, $(2,927,000), and $(787,000) and the charge to Other income (expenses), net amounted to $(2,725,000), $(6,505,000), and $(2,051,000).

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties, that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. At December 31, 2004 and 2003, SHCI’s investment amounted to $1,855,500 and $1,700,000, respectively and is included in Other assets in the accompanying consolidated balance sheets.

6. MANAGEMENT AND OPERATING LEASE AGREEMENTS

Most of the Company’s hotels are subject to management agreements that SHCI assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.25% to 4% of Gross Revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. For the years ended December 31, 2004, 2003 and 2002, management fees in the consolidated statements of operations are net of amortization for deferred fees on management contracts of $500,000, $825,000 and $825,000, respectively.

As of December 31, 2003, three of SHCI’s hotels were subject to lease agreements whereby the lessee paid rent to SHCI for an amount approximately equal to 80% of operating profit as defined in the lease agreements. One hotel was sold in February 6, 2004 and is classified as Assets held for sale at December 31, 2003. Its results are reported as discontinued operations in the consolidated statements of operations for all years presented. In connection with the Offering, one hotel was distributed to SHC LLC and one hotel was converted to a management contract.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the restructuring of the Hamburg Marriott described in note 3, the hotel is now subject to an operating lease agreement and SHCI records lease revenue from this hotel.

As a result of a sublease arrangement effective June 29, 2004, SHCI subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel.

For the years ended December 31, 2004, 2003 and 2002, SHCI recorded revenue (exclusive of discontinued operations) of $24,233,000, $27,638,000, and $35,134,000, respectively, from the lease arrangements described above.

At December 31, 2004, the remaining terms (not including renewal options) of these management and lease agreements range from 1 to 26 years and average 14 years.

7. INDEBTEDNESS

Bank Credit Facility:

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities, Inc. This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. The initial borrowing base of $120,000,000 is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. Base rate is the prime rate announced by Deutsche Bank Trust Company Americas, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there is a commitment fee of 0.50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at December 31, 2004. At December 31, 2004, $54,000,000 was outstanding under this facility and the weighted-average interest rate for the period from the Offering to December 31, 2004 was 5.66%.

On April 20, 2001, the Company entered into a bank credit agreement with a group of lenders led by Bank of America and Credit Lyonnais. This agreement replaced the previous bank credit facility and provided for a $100,000,000 revolving loan. The Company pledged three hotels as collateral for this loan and also guaranteed the loan. For the year ended December 31, 2002, the weighted average interest rate for the revolving loan, including unused commitment fees and excluding amortization of deferred loan costs, was 6.99%, and the weighted average daily borrowings were $19,691,000. As described below, this credit agreement was cancelled January 29, 2003 when two of the hotels pledged under this agreement were included in a refinancing transaction involving fifteen of SHCI’s hotels.

Mortgages and Other Debt Payable:

Mortgage and other debt (excluding debt with respect to a property classified as held for sale as of December 31, 2003) are summarized as follows:

	December 31, 2004	December 31, 2003
	(in thousands)
Commercial Mortgage-Backed Securities	$482,222	$1,170,000
Other Mortgage Debt—U.S. dollar denominated	—	118,877
Finance Obligations—Euro denominated	—	204,189
Other Debt	6,918	12,918

	$489,140	$1,505,984

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commercial Mortgage-Backed Securities (CMBS)

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

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $281,918,000 at December 31, 2004) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275 million of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200 million in notes secured by a mortgage on eight of the Borrowers’ hotel properties. The new notes are secured by mortgages on nine hotel properties (carrying amount of $512,662,000 at December 31, 2004) owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes mature on September 9, 2006, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2004 was 3.81%.

As required by the floating rate loan agreement, the Borrowers have purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap expires July 15, 2006. Originally, an interest rate cap was purchased with a notional amount covering the entire $200,000,000 of the floating rate notes, but the Borrowers sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. The fixed rate under this swap agreement is 3.62%. This agreement was effective June 29, 2004 and expires June 29, 2007. Interest is payable monthly in arrears.

As required by the August 24, 2004 Amended and Restated Indenture described above, the Borrowers have purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap expires September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

Both the fixed and floating loan agreements require various cash reserve accounts. At December 31, 2004, these cash reserves aggregate $5,313,000 and are included in Restricted cash and cash equivalents in the accompanying consolidated balance sheet.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of CMBS 2003. GSMC and

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GS&Co. are affiliates of certain SHCI shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate purposes. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the Offering and the proceeds of the loan mortgage financings discussed above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22,900,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

On April 12, 2001, the Borrowers completed a mortgage loan financing with GSMC, Bank of America and Archon Capital (Archon). GSMC and Archon are affiliates of Goldman, Sachs & Co. and certain SHCI unitholders. Aggregate proceeds from this financing amounted to $575,000,000, consisting of a senior loan of $455,000,000 and a mezzanine loan of $120,000,000. The senior loan was secured by mortgages on ten hotels owned by the borrowers with the mezzanine loan secured by the borrowers’ equity interests in the ten hotels. Effective May 7, 2001, the senior loan was assigned to another affiliate of Goldman, Sachs & Co. who then sold the senior loan in a private offering of CMBS 2001. After retiring a bank term loan, net loan proceeds of approximately $193,000,000 were available for distribution to SHCI’s members and other corporate purposes. Interest was payable monthly at LIBOR plus a blended spread of 2.35%. The interest rate at December 31, 2002 was 3.77%. As required by the loan agreements, the Borrowers purchased interest rate cap agreements with LIBOR strike prices of 8.02% and 8.65% for the senior and mezzanine loans, respectively. These loans were retired on January 29, 2003.

On September 10, 1999, the Borrowers completed a $422,000,000 mortgage loan financing with an affiliate of Goldman, Sachs & Co. (an affiliate of certain SHCI unitholders). Effective October 21, 1999, the lender assigned this mortgage loan to another affiliate of Goldman, Sachs & Co. who then sold the mortgage loan in a private offering of CMBS 1999. This loan was secured by mortgages on six hotels. Interest was payable monthly and was based on LIBOR plus a blended spread of 1.62%. The interest rate at December 31, 2002 was 3.06%. As required by the loan agreement, the Borrowers purchased an interest rate cap agreement with a LIBOR strike price of 8.42%. These loans were retired on January 29, 2003.

As described above, on January 29, 2003, SHCI cancelled its former bank credit facility and retired the CMBS 1999 and CMBS 2001 loans as well as certain mezzanine debt. In connection with these transactions, SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write off of $12,634,000 has been reported as Loss on early extinguishment of debt ($11,551,000) and Income from discontinued operations ($1,086,000) in the accompanying consolidated statement of operations for the year ended December 31, 2003. In addition, in connection with the Paris Marriott transaction described in note 3, SHCI retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2,210,000. This write off is also included in Loss on early extinguishment of debt in the accompanying consolidated statements of operations for the year ended December 31, 2003.

Other Mortgage Debt

As of December 31, 2003, the U.S. dollar denominated mortgage debt is secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans). The fixed rate debt bears interest at 9.25%.

In connection with acquiring the Four Seasons Punta Mita Resort property on February 23, 2001, a subsidiary of SHCI assumed an $11,000,000 variable rate mortgage loan. This loan was refinanced on July 25,

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002 and replaced with a $27,000,000 floating rate loan with Banco Bilbao Vizcaya (BBVA Bancomer). The loan was secured by the resort and SHC Funding’s $10,000,000 guarantee, with interest at LIBOR plus 3.80% (4.96% at December 31, 2003).

On December 11, 2001, the subsidiary that owns the Four Seasons Mexico City property entered into a $27,000,000 floating rate loan with JPMorgan Chase Bank. The loan was subsequently modified on March 24, 2002. Subsequent to the modification, the loan was securitized. The loan was secured by the property with interest at LIBOR plus 3.50% until the first anniversary and LIBOR plus 3.35% for years two through five (4.47% at December 31, 2003). Monthly payments were interest only until maturity, December 10, 2006, when the loan balance became due. The Borrower entered into an interest rate cap agreement for a notional amount of $27,000,000 with a LIBOR strike price of 5.0%. The cap agreement was effective December 11, 2001.

On June 29, 2004, the U.S. dollar denominated loans described above were repaid with proceeds of the financings described above, and SHCI wrote off the applicable unamortized deferred financing costs. This write-off, which amounted to $1,222,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Finance Obligations

In connection with the sale and leaseback transaction described in note 3, in July 2003, certain French subsidiaries of SHCI (the borrowers) retired the Paris Marriott mortgage loan for its outstanding principal balance of €99,092,000 ($112,965,000). This mortgage loan, which was closed in June 2001 with an initial principal balance of €106,714,312 ($90,707,000), required semiannual principal and interest payments with interest at Euribor plus a margin of 1.15% to 1.45% depending on the interest coverage ratio. In June 2001, the borrowers entered into an interest rate swap agreement for a notional amount that fluctuated with the loan’s outstanding principal balance. This swap agreement had a Euribor strike price of 4.6%. Payments under the swap agreement were recorded as an adjustment to interest expense. In July 2003, in connection with retiring this mortgage loan, the borrowers paid a swap termination fee of €2,545,000 ($2,901,000), which is included in Interest expense in the consolidated statement of operations for the year ended December 31, 2003.

Prior to the Offering, as a result of provisions in the lease agreement that provided for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,538,000 ($14,297,000 as of December 31, 2004) payable monthly. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the Offering, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,325,000 ($4,511,000 based on the foreign exchange rate as of December 31, 2004) annually. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at December 31, 2004 and 2003 is $6,918,000. Through June 29, 2004, interest accrued at 7% per annum. On June

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. Amounts payable under this loan agreement are guaranteed by SHC Funding. The interest rate at December 31, 2004 was 5.29%.

In connection with acquiring a hotel in 1998, SHCI assumed a note payable to the Redevelopment Agency for the City of Burbank, California (the City). Under the terms of certain agreements, the City agreed to finance “Ascribed Operating Deficits”, as defined in the agreements. At December 31, 2003, this loan had a principal balance of $6,000,000. Interest accrued at 8% per annum. As defined in the note, principal and interest were payable (a) annually if net cash flow of the hotel exceeded a minimum return to the owner, (b) if refinancing proceeds exceeded a defined amount or (c) upon sale of the hotel.

On January 30, 2004, SHCI paid off the note and the related accrued interest payable to the City of Burbank by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. At December 31, 2003, this cash reserve balance was $9,682,000 and is included in Restricted cash and cash equivalents in the accompanying consolidated balance sheet. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as a reduction of Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

The following table summarizes the aggregate maturities for all Mortgages and other debt payable as of December 31, 2004:

Years ended December 31,	Amounts
(in thousands)
2005	$2,542
2006	2,903
2007	3,067
2008	3,209
2009	278,421
Thereafter	198,998

Total	$489,140

Convertible Debt:

SHCI’s convertible debt as of December 31, 2003 is summarized as follows (in thousands):

2003
7.5% Debentures	$92
6.5% Debentures	121,938

$122,030

The principal amount of this debt was convertible into SHCI’s membership units. Under certain circumstances, to prevent dilution, the 7.5% and 6.5% subordinated debenture agreements required a reduction of their respective conversion prices. SHCI’s October 24, 2003, March 31, 2003 and June 29, 2001 cash distributions (see note 9) to the holders of its membership units caused such reductions.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with SHCI’s October 24, 2003 cash distribution to its members, holders of 6.5% debentures aggregating $4,462,500 converted their debentures into 574,324 membership units on October 20, 2003. On March 28, 2003, in connection with SHCI’s March 31, 2003 cash distribution to its members, holders of SHCI’s convertible debt elected to convert the following principal amounts to membership units: 7.5% debentures ($191,015,000); 6.5% debentures ($117,150,000); and 8.5% mortgage notes ($25,000,000). These conversions increased SHCI’s outstanding membership units by 36,539,816 units.

7.5% Subordinated Debentures (Debentures)

SHCI’s Debentures accrued interest at an annual rate of 7.5% and required a semi-annual cash interest payment at a minimum rate of 3.0% per annum. Interest above the minimum pay rate may be paid currently or deferred at SHCI’s option. Any deferred interest accrued interest at 7.5% and was due upon maturity, redemption or conversion of the debentures. In conjunction with the March 31, 2003 and June 29, 2001 cash distributions, SHCI paid all interest due to the holders of the Debentures (see note 9). On June 29, 2004, in conjunction with the Offering, these Debentures were distributed to the new SHC LLC.

6.5% Subordinated Debentures (2008 Debentures)

These debentures bore interest at an annual rate of 6.5% and required semi-annual interest payments. On June 29, 2004, in conjunction with the Offering, these debentures were distributed to the new SHC LLC.

Mortgage Notes (Notes)

The Notes accrued interest at an annual rate of 8.5% and required semi-annual interest payments.

In order to include the two hotels that served as collateral on these Notes in the CMBS 2003 financing transaction described above, it was necessary to eliminate the holders’ ability to record the second mortgages associated with these properties. SHCI’s negotiations with the parties holding these Notes resulted in one of the parties selling their Notes to SHCI at their aggregate principal amount of $25,000,000 plus accrued interest on January 29, 2003. All Note holders released their second-mortgage rights on January 29, 2003. On March 28, 2003, in connection with the Company’s March 31, 2003 distribution to members, another holder elected to convert its $25,000,000 principal amount of Notes into SHCI membership units. On April 21, 2003, SHCI redeemed the remaining Notes at their principal amount ($12,750,000) plus accrued interest.

Interest Expense:

For the years ended December 31, 2004, 2003 and 2002, interest expense was $65,155,000, $113,743,000 and $111,931,000 respectively. Interest expense of $577,000, $6,352,000 and $10,856,000 for the years ended December 31, 2004, 2003 and 2002, respectively, is included in Income from discontinued operations in the accompanying consolidated statements of operations. Total amortization of deferred financing costs included in Interest expense and Income from discontinued operations was $4,447,000, $6,896,000 and $10,230,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company paid $63,194,000, $120,067,000 and $91,961,000 in cash interest on its outstanding debt for the years ended December 31, 2004, 2003, and 2002, respectively.

8. MINORITY INTERESTS

Prior to the Offering, SHC Funding was the sole general partner of two limited partnerships formed to acquire hotel properties. The limited partnership interests consist of various classes of “LP Units.” Upon the

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

occurrence of certain events, the LP Units can be either redeemed for cash or converted into SHC LLC’s (SHCI’s predecessor) units based upon an adjusted conversion rate (see note 9). The LP “A” and “C” units approximate the terms of the Notes and Debentures described in note 7 are mandatorily redeemable twenty years after their issuance date for cash. The LP “C” units have a portion of their semi-annual distributions deferred in the same manner as interest is deferred on the Debentures. Payment of these deferred distributions was required in connection with the October 24, 2003, March 31, 2003 and June 29, 2001 cash distributions to members (note 9). The LP “B” units have certain rights that allow them to participate in cash distributions as if they held SHC LLC’s (SHCI’s predecessor) membership units. On March 28, 2003, holders of LP “A” and “C” units totaling $95,399,829 converted to LP “B” units to participate in the March 31, 2003 cash distribution. The LP “C” and “B” unitholders’ share of the March 31, 2003 and June 29, 2001 cash distributions totaled $59,515,000 and $69,425,000, respectively, and are included in Distributions to minority interest holders in the accompanying consolidated statements of cash flows. The conversion prices of the LP “A” and “C” units are the same as the Notes and Debentures.

On April 21, 2003, SHC LLC (SHCI’s predecessor) redeemed the remaining LP “A” units at their cost ($25,068,000) plus accrued partnership distributions.

Subsequent to the Offering, the remaining LP “B” and “C” units continued as part of the new SHC LLC’s ownership structure and ceased to exist as part of SHCI’s capital structure.

9. EQUITY AND DISTRIBUTION ACTIVITY

Offering Transactions:

On June 29, 2004, SHCI issued 17,600,000 shares of common stock, with a par value of $0.01, for $14.00 per share. Gross proceeds of $246,400,000 were reduced by an underwriters’ discount of $17,248,000 and additional offering costs of $12,485,000 (recorded as a reduction of additional paid in capital (APIC)), resulting in net proceeds of $216,861,000. In addition to the 17,600,000 shares issued to the public, 8,654,034 shares were issued to prior members of SHC LLC, in exchange for their operating partnership units of SHC Funding.

On July 9, 2004, the underwriters of the Offering exercised their over-allotment option, which resulted in the issuance of an additional 2,640,000 shares at $14.00 per share. Net proceeds from the over-allotment option amounted to $34,373,000. In connection with the over-allotment option, Goldman, Sachs & Co. earned a portion of the underwriters’ discount of $2,587,000.

Under the new capital structure, $463,205,000 was recorded to APIC upon the Offering. The adjustment to APIC included SHC LLC members’ equity as of June 29, 2004, net of distributions, totaling $436,390,000, and an adjustment to minority interest of $26,815,000. The minority interest liability was adjusted to $79,591,000 to reflect the minority interest percentage of equity under the new structure and in accordance with FASB’s Emerging Issues Task Force 94-2, “Treatment of Minority Interests in Certain Real Estate Investment Trusts.” See note 8 for the description of the minority interests calculation.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Offering, distributions totaling $227,829,000 were made to SHC LLC, in conjunction with the reverse spin-off described in note 1. Seven hotel properties’ assets and liabilities, cash and cash equivalents, convertible debentures, and certain corporate assets and liabilities were distributed to new SHC LLC as follows:

Description	Amount
(in thousands)
Property and equipment	$965,432
Less accumulated depreciation	(296,101)

Net property and equipment	669,331
Goodwill	193,039
Cash and cash equivalents	142,843
Restricted cash and cash equivalents	49,461
Accounts receivable, net	38,213
Deferred costs, net	11,244
Other assets	16,260
Accounts payable and accrued expenses	(36,109)
Mortgages and other debt payable	(725,000)
Convertible debt	(122,030)
Deferred fees on management contracts	(9,423)

Net distribution at Offering date to new SHC LLC	$227,829

During the third quarter of 2004, SHCI distributed an additional $18,979,000 to new SHC LLC as final settlement of working capital amounts and other estimates relating to the reverse spin-off transaction described above.

Common Shares:

The following table presents the changes in the issued and outstanding common shares since June 29, 2004, the date of the Offering (excluding 9,401,859 units of SHC Funding outstanding at December 31, 2004, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions; and 236,280 restricted stock units at December 31, 2004—see note 11 (in thousands)):

Outstanding at June 29, 2004	26,254
Units redeemed for common shares	1,142
Over-allotment option issuance	2,640

Outstanding at December 31, 2004	30,036

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Membership Units:

The following table presents the changes in the outstanding membership units since December 31, 2001 (in thousands):

Outstanding at December 31, 2001 and 2002	44,508
Issuance of membership units:
Conversion of 6.5% subordinated debentures	12,372
Conversion of 7.5% subordinated debentures	22,083
Conversion of 8.5% mortgage note	2,659

Outstanding at December 31, 2003	81,622
Formation and structuring transaction	(81,622)

Outstanding at December 31, 2004	—

Distributions to Shareholders:

On December 6, 2004 and September 7, 2004, SHCI declared quarterly distributions of $0.22 per share of common stock payable to shareholders of record on December 31, 2004 and September 30, 2004, respectively. The fourth quarter distribution was paid on January 20, 2005 and is included in Distributions payable on the accompanying consolidated balance sheet as of December 31, 2004.

In addition to the distribution to shareholders described above, SHC Funding also declared quarterly distributions of $0.22 per unit payable to unitholders of record on December 31, 2004 and September 30, 2004. The fourth quarter distribution was paid on January 20, 2005 and is included in Distributions payable on the accompanying consolidated balance sheet as of December 31, 2004.

Distributions and Payments to Holders of 7.5% Debentures and LP “C” Units:

On October 24, 2003, SHCI paid a $110,000,000 cash distribution to holders of its membership units ($84,835,000) and convertible LP “B”/LLC units ($25,165,000). The distribution per unit amounted to $1.039. The record date was October 20, 2003. As of October 24, 2003, using the formula outlined in the debenture agreements, SHCI adjusted the conversion prices as follows: (a) 7.5% debentures and LP “C” units-$5.87 (formerly $6.77); and (b) 6.5% debentures-$6.73 (formerly $7.77). On March 31, 2003, SHCI paid a $229,118,000 cash distribution to holders of its membership units ($176,431,000) and convertible LP “B”/LLC units ($52,687,000). The distribution per unit amounted to $2.177. The record date was March 28, 2003. Under the terms of SHCI’s convertible debt agreements (note 7), the holders of such debt and the holders of the minority interests (note 8) have the right to convert their debt and/or minority interests to membership units or LP “B” units and participate in a cash distribution. Notes 7 and 8 summarize the conversion activity that occurred in connection with these cash distributions.

Prior to a June 2001 cash distribution, the holders of the 7.5% convertible debentures agreed to waive certain covenants in the debenture agreement pertaining to distributions to SHCI’s members. In exchange for this waiver, in connection with the 2003 cash distribution, SHCI agreed to pay all deferred interest due to these debenture holders. Payment of this deferred interest requires payment of deferred distributions applicable to the LP “C” units. The Company has no further obligations under these agreements.

10. DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to convert portions of its variable rate debt to fixed rate debt. The Company’s caps and swaps are designated as cash flow hedges and are recorded at market in the consolidated balance sheets. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from Accumulated other comprehensive loss to Interest expense, to the extent related to consolidated debt, to Other income (expenses), net, to the extent related to the debt of unconsolidated investees, and to Loss on early extinguishment of debt to the extent related to derivatives terminated upon early extinguishment of debt. The amount recorded in Interest expense for amortization of caps was $384,000, $3,618,000, and $374,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The amount recorded in Other income (expenses), net was $(83,000), $(2,467,000), and $0 for the years ended December 31, 2004, 2003, and 2002, respectively. The amount recorded in Loss on early extinguishment of debt was $1,740,000, $0, and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive loss and when settled will subsequently be reclassified to Other income (expenses), net in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in Other income (expenses), net. The amount recorded in Accumulated other comprehensive loss was $3,714,000 and $(2,926,000) for the years ended December 31, 2004 and 2003, respectively. The amount recorded in Other income (expenses), net was $(2,725,000), $(6,505,000), and $(2,051,000) for the years ended December 31, 2004, 2003, and 2002, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in Other income (expenses), net. The amount recorded in Other income (expenses), net was $34,000, $(555,000), and $0 for the years ended December 31, 2004, 2003, and 2002, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of December 31, 2004, SHCI does not have any forward currency contracts.

11. RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHC LLC had a Unit Appreciation Rights Plan for certain employees. A Unit Appreciation Right (UAR) was earnings-based so that it allowed eligible employees to share in the Company’s success. The non-equity based UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). For the years ended December 31, 2004, 2003 and 2002, UAR Plan expense amounted to $0, $1,151,000, and $29,000, respectively. The vested value of UARs amounted to $0 as of December 31, 2003. On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled.

In conjunction with the Offering, SHCI issued restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon resignation. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At December 31, 2004, a total of 432,286 RSUs are outstanding with an aggregate value at issuance of $6,056,000. The Company recorded compensation expense of $4,172,000 related to these RSUs (net of forfeitures) for the year ended December 31, 2004.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 20% per year of service. Contributions by the Company were $103,000, $91,000, and $104,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company incurred severance costs of $3,678,000, $1,270,000 and $6,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in the severance costs for 2004 is $127,000 relating to the resignation of SHCI’s Chief Financial Officer on August 30, 2004. These costs are included in Corporate expenses on the accompanying consolidated statements of operations.

12. OPERATING LEASES

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2004 are as follows (in thousands):

Years Ended December 31,
2005	$19,152
2006	19,152
2007	19,130
2008	18,888
2009	18,888
Thereafter	381,501

$476,711

Included in the table above are the future minimum lease payments to DIFA related to the sale-leasebacks of the Paris and Hamburg hotels (see note 3). These lease payments are included in Lease expense on the consolidated statement of operations.

Lease payments related to office space are included in Corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in Other property level expenses on the consolidated statements of operations.

13. INCOME TAXES

As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. Prior to the Offering, SHCI operated as an LLC and elected partnership status for U.S. Federal and state income taxes. Accordingly, the consolidated financial statements do not include a provision for U.S. Federal income taxes. However, SHCI is subject to certain state income and franchise taxes and foreign income taxes payable by its foreign subsidiaries.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax (expense) benefit is summarized as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
Current - State	$(450)	$(250)	$(294)

- Foreign	(1,794)	(31,436)	(2,744)

	(2,244)	(31,686)	(3,038)

Deferred - State	—	—	—
- Foreign	(2,746)	32,238	(177)

	(2,746)	32,238	(177)

	$(4,990)	$552	$(3,215)

Deferred tax assets are included in other assets and deferred tax liabilities are included in Accounts payable and accrued expenses on the accompanying consolidated balance sheets. Deferred income taxes consist of the following (in thousands):

	December 31,
	2004	2003
Deferred tax assets (liabilities):
Deferred gain on Paris sale / financing	$35,663	$34,032
Property & equipment	(4,318)	(6,364)
Asset tax carry forwards	1,666	4,286
Advanced deposits	1,069	1,228
Net operating loss carry forwards	500	1,684
Deferred financing costs	(415)	(172)
Other	260	1

Net deferred tax asset (liability):	$34,425	$34,695

The transaction involving the Paris Marriott (see note 3) was treated as a sale for French income tax purposes and a financing for financial reporting purposes as of December 31, 2003. As a result, SHCI incurred a significant current tax liability and deferred tax asset. During 2004, the financing transaction was recorded as a sale-leaseback and the related gain on sale has been deferred. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease.

For the years ended December 31, 2004, 2003 and 2002, the Company made net tax payments including state and foreign taxes of $38,398,000, $3,444,000, and $291,000, respectively.

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and the lead underwriter of the Offering, received a portion of the underwriting discount of $19,835,000, which was recorded as a reduction to equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of the debt during the year ended December 31, 2004, which was recorded as deferred financing costs. In addition, during the year ended December 31, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the Offering. These fees were recorded as a reduction of equity.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2003, Goldman, Sachs & Co. received $2,287,000 for financial advisory services in connection with the sale of certain hotels. These fees were recorded as a reduction of the related gain on sale. During the year ended December 31, 2003, Goldman, Sachs & Co also received $2,541,000 for financial advisory services in connection with a private offering of floating rate commercial mortgage-backed securities. These fees were recorded as deferred financing costs.

The Company had an uncollateralized receivable from Laurence S. Geller, the Chief Executive Officer of SHCI of approximately $185,000 as of December 31, 2003. This receivable was forgiven in conjunction with the Offering on June 29, 2004.

The Company has an asset management agreement with SHC LLC, under which the Company will manage the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew automatically unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. During the year ended December 31, 2004, SHCI recognized $2,500,000 of income related to this agreement, which is included in Other income (expenses), net in the accompanying consolidated statement of operations.

The Company has a lease agreement with SHC LLC. The Company leases office space from SHC LLC for $265,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

The Company entered into a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. Relating to this agreement, $640,000 has been recorded in Corporate expenses in the accompanying consolidated statement of operations for the year ended December 31, 2004.

15. COMMITMENTS AND CONTINGENCIES

Environmental Matters:

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

Litigation:

SHCI is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHCI does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2004 and 2003, the carrying amounts of certain financial instruments employed by SHCI, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. The fair value of the fixed-rate mortgage debt was approximately $13,009,000 lower than the book value of approximately $207,223,000 primarily due to the general increase in market interest rates. The additional mortgage and other debt has relatively current issuance dates and has interest rates that fluctuate based on published market rates, therefore, management believes the carrying value of the additional mortgage debt is a reasonable estimation of its fair value as of December 31, 2004 and 2003. Interest rate swap and cap agreements have been recorded at their estimated fair values.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHCI operates in one business segment, hotel ownership. As of December 31, 2004, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and a leasehold interest in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the hotel joint venture):

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
United States	$412,016	$485,990	$512,831
International	78,694	79,564	78,054

Total	$490,710	$565,554	$590,885

Long-lived Assets:
United States	$692,762	$1,559,579
International	105,856	189,285

Total	$798,618	$1,748,864

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2004 and 2003 (in thousands, except per share data) follows. Certain 2004 and 2003 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2004
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$147,131	$151,803	$85,064	$106,712

Loss from continuing operations	$(7,989)	$(41,813)	$(3,109)	$(9,418)
Income from discontinued operations	75,662	—	—	—

Net income (loss)	$67,673	$(41,813)	$(3,109)	$(9,418)

Earnings per weighted average common share outstanding—Basic
Loss from continuing operations per share	$(0.42)	$(2.17)	$(0.11)	$(0.31)
Income from discontinued operations per share	3.96	—	—	—

Net income (loss) per share	$3.54	$(2.17)	$(0.11)	$(0.31)

Weighted average common shares outstanding—Basic	19,112	19,273	28,857	30,204

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings per weighted average common share outstanding—Diluted
Loss from continuing operations per share	$(0.42)	$(2.19)	$(0.11)	$(0.31)
Income from discontinued operations per share	3.96	—	—	—

Net income (loss) per share	$3.54	$(2.19)	$(0.11)	$(0.31)

Weighted average common shares outstanding—Diluted	19,112	19,504	28,857	30,204

	Year ended December 31, 2003
	(in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$141,937	$139,401	$130,503	$153,713

Loss from continuing operations	$(30,113)	$(14,882)	$(23,050)	$(14,196)
Income from discontinued operations	15,765	9,144	775	363

Net loss	$(14,348)	$(5,738)	$(22,275)	$(13,833)

Earnings per weighted average common share outstanding—Basic and diluted
Loss from continuing operations per share	$(2.85)	$(0.78)	$(1.21)	$(0.74)
Income from discontinued operations per share	1.49	0.48	0.04	0.02

Net loss per share	$(1.36)	$(0.30)	$(1.17)	$(0.72)

Weighted average common shares outstanding—Basic and diluted	10,574	19,008	19,008	19,090

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for SHCI’s domestic Marriott branded properties, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

19. SUBSEQUENT EVENTS

On February 28, 2005, the Company signed an agreement to acquire an 85 percent controlling interest in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of $303,500,000. The acquisition is anticipated to close in April 2005.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

Balance Sheets (Unconsolidated)

December 31, 2004 and 2003

(In Thousands)

	2004	2003
ASSETS
Investments in and advances to subsidiary	$202,500	$266,505
Deferred costs, net	—	1,213
Cash and cash equivalents	691	—
Accounts receivable and other assets (net of allowance for doubtful accounts of $0 and $0, respectively)	3	3

Total assets	$203,194	$267,721

LIABILITIES AND OWNERS’ EQUITY
Liabilities:
Convertible debt	$—	$122,030
Accounts payable and accrued expenses	—	6,623
Distribution payable	6,641	—

Total liabilities	6,641	128,653

Owners’ Equity:
Members’ capital	—	875,767
Distributions to members	—	(439,377)
Common shares ($0.01 par value; 150,000,000 common shares authorized; 30,035,701 common shares issued and outstanding)	300	—
Additional paid-in capital	483,691	—
Deferred compensation	(1,731)	—
Accumulated deficit	(271,873)	(285,206)
Accumulated distributions to owners	(13,447)	—
Accumulated other comprehensive loss	(387)	(12,116)

Total owners’ equity	196,553	139,068

Total liabilities and owners’ equity	$203,194	$267,721

See notes to consolidated financial statements and accompanying notes.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

Statements of Operations (Unconsolidated)

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
REVENUES:
Equity in earnings (loss) of subsidiary	$37,628	$(25,045)	$1,433

OPERATING COSTS AND EXPENSES:
Corporate expenses	20,195	22,162	16,002

Operating income (loss)	17,433	(47,207)	(14,569)

Interest expense	(4,105)	(14,903)	(36,516)
Interest income	5	—	—

Income (loss) from continuing operations	13,333	(62,110)	(51,085)
Income from discontinued operations	—	5,916	782

NET INCOME (LOSS)	$13,333	$(56,194)	$(50,303)

See notes to consolidated financial statements and accompanying notes.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

Statements of Cash Flows (Unconsolidated)

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$13,333	$(56,194)	$(50,303)
Adjustments to reconcile net income (loss) to cash flows used in operating activities:
Equity in (earnings) loss of subsidiary	(37,628)	25,045	(1,433)
Depreciation and amortization	—	117	431
Amortization of deferred financing costs	139	342	534
Gain on sale of hotel property	—	(5,710)	—
Decrease in accounts receivable and other assets	—	64	51
(Decrease) increase in accounts payable and accrued expenses	(6,091)	1,113	(4,079)
Increase in deferred interest on convertible debentures	—	—	9,084

Net cash flows used in operating activities	(30,247)	(35,223)	(45,715)

INVESTING ACTIVITIES:
Distributions from subsidiary	32,591	334,611	46,258
Contributions to subsidiary	(246,041)	—	—
Proceeds from sale of hotel property	—	12,544	—
Capital expenditures	—	(35)	(363)
Decrease (increase) in restricted cash	—	89	122

Net cash flows (used in) provided by investing activities	(213,450)	347,209	46,017

FINANCING ACTIVITIES:
Distributions to members	(6,652)	(261,425)	(111)
Proceeds from issuance of common stock, net of offering costs	251,040	—	—
Purchase and redemption of convertible mortgage notes	—	(37,750)	—
Payment of deferred interest on convertible debentures	—	(13,383)	—

Net cash flows provided by (used in) financing activities	244,388	(312,558)	(111)

Net change in cash and cash equivalents	691	(572)	191

Cash and cash equivalents, beginning of year	—	572	381

Cash and cash equivalents, end of year	$691	$—	$572

See notes to consolidated financial statements and accompanying notes.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

Statements of Cash Flows—Continued (Unconsolidated)

(In Thousands)

	Years Ended December 31,
	2004	2003	2002
Supplemental Schedule of Non-cash Financing Activities:
Distribution of net liabilities to SHC LLC	$121,481	$—	$—

Conversion of convertible debentures and mortgage note to membership units:
- 6.5% debentures, net of deferred costs of $1,318	$—	$(120,295)	$—

- 7.5% debentures	$—	$(191,015)	$—

- 8.5% mortgage note	$—	$(25,000)	$—

Members’ capital	$—	$336,310	$—

See notes to consolidated financial statements and accompanying notes.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION

Notes to Condensed Financial Statements (Unconsolidated)

1. Investments in Subsidiaries

Strategic Hotel Capital, Inc. (SHCI) has an investment in Strategic Hotel Funding (Funding) and owned a 114-room hotel located in Chicago, Illinois. Funding, a wholly-owned subsidiary of SHCI, acquires and operates luxury and upscale full-service hotels that are subject to long-term management contracts. On June 18, 2003, SHCI sold the Chicago, Illinois hotel.

2. Tax Status

SHCI intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHCI has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, SHCI will be subject to tax in those jurisdictions.

3. Discontinued Operations

Under SFAS No. 144, the results of operations of hotels sold or held for sale after its adoption have been classified as discontinued operations and segregated in the statements of operations for all periods presented. On June 18, 2003, SHCI sold its hotel located in Chicago, Illinois. Net sales proceeds amounted to $12,544,000. The following is a summary of income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenues	—	$2,417	$6,101
Hotel operating expenses	—	2,094	4,888
Depreciation and amortization	—	117	431

Operating income	—	206	782
Gain on sale of assets	—	5,710	—

Income from discontinued operations	$—	$5,916	$782

See notes to consolidated financial statements and accompanying notes.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(In Thousands)

		Initial Costs				Gross Amount at December 31, 2004
Description	Debt	Land	Building & Improvements	Subsequent Costs Capitalized		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hyatt Regency New Orleans	94,417	17,662	121,401	1,433		17,662	122,834	140,496	(36,569)	—	1997	39
Marriott Lincolnshire Resort	27,000	—	47,248	107		—	47,355	47,355	(14,028)	—	1997	39
Embassy Suites Lake Buena Vista	17,750	6,609	28,646	(1,005	) *	6,497	27,753	34,250	(2,539)	—	1997	39
Four Seasons Mexico City	21,250	18,454	31,365	—		18,454	31,365	49,819	(5,697)	—	1997	39
Hyatt Regency Phoenix	47,209	1,815	77,177	(12,010	) *	1,814	65,168	66,982	(5,832)	—	1998	39
Marriott Rancho Las Palmas	26,668	7,688	42,262	(10,846	) *	4,706	34,398	39,104	(3,141)	—	1998	39
Hilton Burbank Airport	32,000	6,813	49,595	(7,020	) *	6,813	42,575	49,388	(3,931)	—	1998	39
Loews Santa Monica	55,000	5,833	91,717	—		5,833	91,717	97,550	(19,551)	—	1998	39
Marriott Schaumburg	17,250	3,231	34,334	(12,437	) *	2,405	22,723	25,128	(2,722)	—	1998	39
Hyatt Regency La Jolla	65,596	13,093	66,260	—		13,093	66,260	79,353	(9,345)	—	1999	39
Four Seasons Punta Mita	30,000	4,359	44,950	1,500		5,859	44,950	50,809	(4,484)	—	2001	39
Ritz-Carlton Half Moon Bay	55,000	20,100	79,400	—		20,100	79,400	99,500	(916)	—	2004	39

Totals	$489,140	$105,657	$714,355	$(40,278)		$103,236	$676,498	$779,734	$(108,755)

* Includes impairment writedown and other items totaling $76,569.

STRATEGIC HOTEL CAPITAL, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2004, 2003 and 2002 is as follows:

Balance at January 1, 2002	$1,741,583
Additions:
Capital expenditures and transfers from construction-in-progress	278
Currency translation adjustment	10,822

Balance at December 31, 2002	$1,752,683
Additions:
Acquisition of property	1,500
Capital expenditures and transfers from construction-in-progress	3
Currency translation adjustment	13,526
Deductions:
Dispositions and other:	(120,926)

Balance at December 31, 2003	$1,646,786

Additions:
Acquisition of property	99,500
Deductions:
Distributed properties	(780,195)
Restructuring of the Paris Marriott	(86,278)
Discontinued operations	(92,377)
Impairment of hotel property	(7,702)

Balance at December 31, 2004	$779,734

STRATEGIC HOTEL CAPITAL, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(In Thousands)

Notes:

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2004, 2003, and 2002 is as follows:

Balance at January 1, 2002	$191,117
Depreciation and amortization	57,359

Balance at December 31, 2002	248,476
Depreciation and amortization	40,876
Dispositions	(11,313)

Balance at December 31, 2003	$278,039
Depreciation and amortization	16,978
Distributed properties	(143,643)
Restructuring of the Paris Marriott	(17,494)
Discontinued operations	(25,125)

Balance at December 31, 2004	$108,755

(C) The aggregate cost of properties for Federal income tax purposes is approximately $537,000 at December 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of December 31, 2004. There has been no change to our internal control over financial reporting during the period from October 1, 2004 through December 31, 2004 that were identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

On December 1, 2004, the board of directors approved a severance program applicable to our employees. A copy of the program has been filed as an exhibit to this report and is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers

Our executive officers are as follows:

Name	Age	Position
Laurence S. Geller	57	President and Chief Executive Officer
James E. Mead	45	Executive Vice President and Chief Financial Officer
Steven N. Kisielica	35	Senior Vice President—Acquisitions and Development
Richard J. Moreau	58	Senior Vice President—Asset Management
Monte J. Huber	32	Vice President, Controller and Treasurer
Paula C. Maggio	36	Vice President, Secretary and General Counsel

Laurence S. Geller

Laurence S. Geller is our President, Chief Executive Officer and Director and founder of SHC LLC. Prior to founding SHC LLC in 1997, Mr. Geller was Chairman and Chief Executive Officer of Geller & Co., a gaming, tourism and lodging advisory company he founded in 1989. Geller & Co. specialized in major hotel, corporate and real estate development, financing and structuring on an international scope. Previously Mr. Geller held positions as Executive Vice President and Chief Operating Officer of Hyatt Development Corporation, Senior Vice President of Holiday Inn and Director of Grand Metropolitan Hotels in London. Mr. Geller is a former Vice Chairman of the Commercial and Retail Council of the Urban Land Institute and the immediate past Chairman of the Industry Real Estate Financing Advisory Council of the American Hotel and Motel Association (IREFAC). Mr. Geller currently serves as a director and member of the audit committee and nominating and corporate governance committee of the board of directors of Gaylord Entertainment Company, a publicly traded hospitality company. Mr. Geller also sits on the board of Children’s Memorial Hospital and serves as a member of its finance committee and facilities sub-committee. Mr. Geller is a graduate of Ealing Technical College’s school of hotel management and catering. Mr. Geller has over 40 years of experience in the lodging industry and has received numerous awards for his service to the lodging industry.

James E. Mead

James E. Mead is our Executive Vice President and Chief Financial Officer. Prior to joining us in 2004, Mr. Mead served as chief financial officer of Irvine Apartment Communities (IAC), where his responsibilities included strategic planning, fund raising, accounting and oversight of property operations. Mr. Mead joined IAC from The Irvine Company, where he was vice president of corporate finance and instrumental in the IPO of that company. He was formerly a vice president in the real estate investment banking group of JP Morgan, raising over $1.5 billion in capital for his clients. Mr. Mead earned his Bachelor of Science in engineering from Tulane University and his Masters of Business Administration from the University of Virginia.

Steven N. Kisielica

Steven N. Kisielica is our Senior Vice President-Acquisitions and Development and was a member of our founding team. Prior to our formation in 1997, Mr. Kisielica was Director of Development at Geller & Co. where he appraised or evaluated hospitality-related investments. Prior to joining Geller & Co. in 1994, Mr. Kisielica was a Senior Hospitality Consultant at Kenneth Leventhal and Company, which was a Certified Public Accounting firm specializing in the real estate industry. Previously, he held the position of Senior Associate at Hospitality Valuation Services, which is an appraisal firm specializing in the hospitality industry. Mr. Kisielica is a graduate of Michigan State University’s School of Business with an emphasis in finance and hotel, restaurant and institutional management.

Richard J. Moreau

Richard J. Moreau is our Senior Vice President—Asset Management. He joined us in November 1997 and is responsible for the asset management of all our properties. Mr. Moreau has been in the hospitality industry for over 30 years in both property and multi-unit operation positions. From 1992 until he joined us in November 1997, Mr. Moreau was a principal in Gremor Hospitality, a hotel asset management company. From 1988 until 1992, he was a principal and Executive Vice President at Inn America Corporation, an independent hotel management company. He was responsible for the day-to-day operations of 22 full service hotels and resorts operating under franchise agreements with Hilton, Sheraton and Holiday Inn. From 1985 until 1988, he was a Vice President of Operations for Hyatt Hotels and Resorts, where he was responsible for the development and implementation of all pre-opening and operating procedures for six prototype Hyatt hotels. From 1972 to 1985, Mr. Moreau worked for The Howard Johnson Company.

Monte J. Huber

Monte J. Huber is our Vice President, Controller (Principal Accounting Officer) and Treasurer. Mr. Huber joined us in December of 2002 as Director - Financial Accounting & Reporting. Prior to joining us, he was Director—Finance for Yesmail Inc., an online marketing firm where, among other duties, he was responsible for the financial reporting and controller functions. Before joining Yesmail in July of 2000, Mr. Huber spent six years with Arthur Andersen, LLP where he rose to the position of Manager in the Audit and Business Advisory Group. Mr. Huber received a Bachelor of Science in Accountancy from the University of Illinois, is a Certified Public Accountant and a Certified Managerial Accountant.

Paula C. Maggio

Paula C. Maggio is our Vice President, Secretary and General Counsel. Ms. Maggio joined us in December 2000 as Vice President, Assistant Secretary and Associate General Counsel. Prior to joining us, Ms. Maggio practiced law as an associate with Altheimer & Gray from 1998 to 2000. Prior to her position with Altheimer, Ms. Maggio was an associate at the law firms of Kamensky and Rubenstein and McGreevy, Johnson & Williams, P.C. Ms. Maggio received a Bachelor of Arts and Juris Doctor, cum laude, from the University of Illinois.

Board of Directors

Our board of directors is comprised of:

Name	Age	Principal Occupation	Director Since
John C. Deterding	73	Owner, Deterding Associates, a real estate consulting company	2004
Laurence S. Geller	57	President and Chief Executive Officer of the Company	2004
Robert P. Bowen	63	Director of various public companies	2004
Thomas A. Hassard	54	Director of Hines Real Estate Investment Trust, Inc.	2004
Robert J. Watson	54	Chairman and Chief Executive Officer, LPM Holding Company	2004

John C. Deterding

John C. Deterding (Chairman) has been active as a private real estate consultant since 1993 and owns Deterding Associates, a real estate consulting company. He currently serves as director of Trustreet Properties Inc. (formerly U.S. Restaurant Properties, Inc.,) a publicly traded REIT, and as a trustee of Fortress Registered Investment Trust I and II. Mr. Deterding has previously served as a director of Atrium Companies (a door and window manufacturing company), Patriot American Hospitality, Inc. (a public hotel REIT and predecessor to Wyndham International, Inc.), AMRESCO Capital Trust (a mortgage REIT) and as a trustee of BAI (a registered Investment Trust). From 1975 until June 1993, Mr. Deterding served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation, or GECC. He served as a director of GECC Financial Corporation from 1986 to 1993. From November 1989 to June 1993, Mr. Deterding also served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He was formerly a trustee of the Urban Land Institute. Mr. Deterding holds a Bachelor of Science from the University of Illinois.

Robert P. Bowen

Robert P. Bowen currently serves as a director and chairs the audit committee of the board of directors of Gaylord Entertainment Company, a publicly traded hospitality company. Mr. Bowen is also a director of Equity Inns, Inc., a publicly traded hotel REIT. Mr. Bowen retired as a partner of Arthur Andersen LLP in 1999. From 1980 to 1998, he was partner-in-charge of the audit practice of Arthur Andersen’s Memphis and Little Rock offices. For more than 25 years, he specialized in the hospitality and entertainment industry and was a member of Arthur Andersen’s worldwide hospitality industry team. Mr. Bowen joined Arthur Andersen in 1968, after receiving his Master of Business Administration from Emory University.

Thomas A. Hassard

Thomas A. Hassard currently serves as a director and chairs the compensation and nominating and corporate governance committee of the board of directors of Hines Real Estate Investment Trust, Inc. Mr. Hassard also serves as a member of the audit committee of the board of directors of Hines Real Estate Investment Trust, Inc. Mr. Hassard served as the Managing Director for Real Estate Investments for the Virginia Retirement System for almost 20 years before retiring recently. The system is an approximately $35 billion pension fund for the benefit of Virginia public employees. The system’s real estate investment portfolio, valued at approximately $1.6 billion, encompasses a variety of investment programs, including commingled funds, separate accounts, real estate securities and various opportunistic strategies, including global initiatives. His responsibilities included managing the real estate investments of the system, monitoring performance and reporting to the system’s investment advisory committee and board of trustees. Mr. Hassard graduated from Western New England College with a Bachelor of Science in Business Administration.

Robert J. Watson

Robert J. Watson currently serves as a member of the board of directors of Heritage Property Investment Trust, Inc., a publicly traded REIT, and serves on its audit and compensation committees. Since 1998, Mr. Watson has been Chairman, Chief Executive Officer and principal stockholder of LPM Holding Company, a food service conglomerate that principally services the Eastern United States. From 1988 to 1998, he served as President of LPM Holding Company and its predecessor entity, The Tobin Corporation. Mr. Watson holds a Master of Business Administration from Suffolk University.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer and controller. The text of this code of ethics is contained in the “Strategic Hotel Capital, Inc. Code of Business Conduct and Ethics” posted on our Internet website www.shci.com under the reference “Investor Relations—Corporate Governance—Code of Conduct” and is available in print upon request from any stockholder. We intend to satisfy our disclosure requirements regarding an amendment to, or waiver from, a provision of our code of ethics as defined by Regulation S-K Item 406 that applies to our principal executive officer, principal financial officer, principal accounting officer and controller, and that relates to any element of such code of ethics, by posting such information on our Internet website at www.shci.com.

Compensation of Directors

Each of our independent directors is paid a director’s fee of $25,000 and $25,000 of restricted stock units, or RSUs, per year. The Chairman of our board of directors is paid an additional director’s fee of $4,000 and $6,000 of RSUs per year unless the Chairman is part of our management team. The independent director who serves as the chairman of our nominating and corporate governance committee is paid an additional director’s fee of $800 and $1,200 of RSUs per year. The independent director who serves as the chairman of our audit committee is paid an additional director’s fee of $2,000 and $3,000 of RSUs per year. The independent director who serves as the chairman of our compensation committee is paid an additional director’s fee of $800 and $1,200 of RSUs per year. All grants of RSUs are made pursuant to our 2004 Incentive Plan described below. The 2004 grants were 100% vested on the date of grant; however, the shares underlying the RSUs are not deliverable until six months after the director’s resignation or termination. Each independent director is also paid a fee of $1,000 for each committee meeting that he attends. In addition, we reimburse all directors for reasonable out-of-pocket expenses incurred in connection with their services on our board of directors. Mr. Geller, our President and Chief Executive Officer, is not paid a fee to serve on our board of directors.

The information called for by this Item 10 with respect to our promoters and control persons is set forth under the caption “Promoters” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2005, and is hereby incorporated by reference.

The information called for by this Item 10 with respect to our audit committee and the “audit committee financial expert” is set forth under the caption “Committees of the Board of Directors—Audit Committee” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2005, and is hereby incorporated by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth the compensation paid or accrued in the fiscal years ended December 31, 2004 and December 31, 2003 to our Chief Executive Officer, our four other most highly compensated executive officers who were serving as executive officers at December 31, 2004 (collectively, the “Named Executive Officers”) and James Mead, our Executive Vice President and Chief Financial Officer.

Summary Compensation Table

		Annual Compensation		Long-term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Unit Awards ($) (1)		Securities Underlying Options/ UARs (#) (2)	All Other Compen- sation
Laurence S. Geller President and Chief Executive Officer	2004 2003	$415,385 400,000	$1,000,000 1,000,000	$3,200,000 —	(3)	— 325,000	$178,798 481,470	(4) (4)

James E. Mead (5) Executive Vice President and Chief Financial Officer	2004	26,923	—	200,000	(6)	—	4,336	(7)

Steven N. Kisielica Senior Vice President—Acquisitions and Developments	2004 2003	207,692 200,000	150,000 150,000	600,000 —	(8)	— 60,000	6,668 58,013	(9) (9)

Richard J. Moreau Senior Vice President—Asset Management	2004 2003	206,388 189,561	150,000 120,900	500,000 —	(10)	— 40,000	11,952 51,047	(11) (11)

Monte J. Huber Vice President, Controller and Treasurer	2004 2003	127,890 108,000	105,000 31,600	110,500 —	(10)	— —	4,793 2,800	(12) (12)

Paula C. Maggio Vice President, Secretary and General Counsel	2004 2003	165,577 144,721	100,000 36,300	198,000 —	(10)	— 15,000	6,068 8,088	(13) (13)

(1)

RSU grants generally will vest in four annual installments, or on an accelerated basis upon the death, disability or retirement of the employee or director, or a change in control of our company. An award of $100,000 RSUs (6,310 RSUs based on the closing price of common stock on the date of grant) made to Mr. Kisielica on February 16, 2005 vests in full on January 1, 2007. Unless otherwise provided in an employment agreement or award, unvested RSUs will be forfeited upon the voluntary or involuntary termination of the recipient. See “—Employment and Severance Agreements”. Dividends will accrue on all RSUs, and will be paid in cash as such dividends are paid on shares or in shares upon payout of the underlying shares of common stock. Executives may elect to defer receipt of their vested awards beyond the vesting dates.

(2)	Numbers for 2003 refer to unit appreciation rights, or UARs, that were granted in 2003 and converted into restricted stock units in connection with our initial public offering. See “—Aggregated Conversion of Unit Appreciation Rights into Fully Vested Restricted Stock Units”.
(3)	Includes an award of $800,000 RSUs made on February 16, 2005, representing 50,474 RSUs based on the closing price of common stock of $15.85 on that date. At December 31, 2004, Mr. Geller held a total of 282,185 RSUs with a value of $4,656,053 based on the closing price of our common stock of $16.50 on that date. The RSUs are entitled to receive additional RSUs with a value equal to the amount of dividends paid in respect of our common stock.
(4)	For 2004, includes $171,226 with respect to the forgiveness of a loan, $6,500 employer 401(k) matching contributions and $1,072 premium for a group term life insurance policy. For 2003, includes $474,438 of cash received from the exercise of UARs, $6,000 employer 401(k) matching contribution and $1,032 premium for group term life insurance.
(5)	Mr. Mead joined us in November, 2004.
(6)	These RSUs were granted on January 1, 2005. Mr. Mead did not hold any RSUs at December 31, 2004.
(7)	Includes $4,308 of relocation expenses and $28 paid for premium for group term life insurance.
(8)	Includes an award of $200,000 RSUs made on January 1, 2005, representing 12,121 RSUs based on the closing price of common stock of $16.50 on December 31, 2004 that vest in four annual installments and an award of $100,000 RSUs made on February 16, 2005, representing 6,310 RSUs based on the closing price of common stock of $15.85 on that date that vest in full on January 1, 2007. At December 31, 2004, Mr. Kisielica held a total of 41,797 RSUs with a value of $689,650 based on the closing price of our common stock of $16.50 on that date. The RSUs are entitled to receive amounts equal to the dividends paid in respect of our common stock or, in the case of the initial grant of RSUs, additional RSUs with a value equal to the amount of dividends paid in respect of our common stock.
(9)	For 2004, includes $6,500 employer 401(k) matching contribution and $168 premium for group term life insurance policy. For 2003, includes $51,869 of cash received from the exercise of UARs, $6,000 employer 401(k) matching contribution and $144 premium for group term life insurance policy.
(10)	Includes an award of $200,000 and $65,000 and $82,500 RSUs made to Messrs. Moreau and Huber and Ms. Maggio, respectively on January 1, 2005 based on the closing price of common stock of $16.50 on December 31, 2004. At December 31, 2004, Messrs. Moreau and Huber held a total of 33,566 and 3,304 RSUs, with a value of $553,839 and $54,516, respectively, and Ms. Maggio held a total of 11,955 RSUs with a value of $197,258, in each case based on the closing price of our common stock on that date. The RSUs are entitled to receive amounts equal to the dividends paid in respect of our common stock or, in the case of the initial grant of RSUs, additional RSUs with a value equal to the amount of dividends paid in respect of our common stock.
(11)	For 2004, includes $6,500 employer 401(k) matching contribution, $4,654 of relocation expenses and $798 premium for group term life insurance policy. For 2003, includes $44,325 of cash received from the exercise of UARs, $6,000 employer 401(k) matching contribution and $722 premium for group term life insurance policy.
(12)	For 2004, includes $4,724 employer 401(k) matching contribution and $69 premium for group term life insurance policy. For 2003, includes $2,742 employer 401(k) matching contribution and $58 premium for group term life insurance policy.
(13)	For 2004, includes $6,056 employer 401(k) matching contribution and $122 premium for group term life insurance policy. For 2003, includes $2,250 of cash received from the exercise of UARs, $5,732 employer 401(k) matching contribution and $106 premium for group term life insurance policy.

The foregoing table does not have any perquisites or other personal benefits because the aggregate amounts of such compensation did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the persons reported in the table.

Aggregated Conversion of Unit Appreciation Rights into Fully Vested Restricted Stock Units

The following table sets forth information regarding RSUs granted to Named Executive Officers and Mr. Mead during fiscal 2004 in connection with the conversion of UARs into fully vested RSUs upon completion of the initial public offering. No UAR grants were made to Named Executive Officers in fiscal 2004.

Name	Number of Fully Vested RSUs	Value Realized(2)
Laurence S. Geller President and Chief Executive Officer	102,268	$1,431,752
James E. Mead Executive Vice President and Chief Financial Officer	—	—
Steven N. Kisielica Senior Vice President—Acquisitions and Developments	19,683	275,562
Richard J. Moreau Senior Vice President—Asset Management	11,587	162,218
Monte J. Huber Vice President, Controller and Treasurer	—	—
Paula C. Maggio Vice President, Secretary and General Counsel	3,509	49,126

(1)	We have granted our employees RSUs under our 2004 Incentive Plan in exchange for their unexercised unit appreciation rights, or UARs. The RSUs are fully vested, however, the shares of common stock underlying the RSUs are not deliverable until such dates that the UARs would have otherwise vested under the UAR plan or January 2, 2005, whichever is later, except the RSUs shall be converted into shares of common stock and distributed before the time the UARs otherwise would have vested under the UAR plan if the employee has been terminated or there is a change in control of our company. Executives and above may elect to defer receipt of their vested awards beyond the distribution dates upon such terms that the compensation committee determines that are consistent with the 2004 Incentive Plan.
(2)	Based on the initial public offering price of $14.00 per share.

Employment and Severance Agreements

In 2004, we entered into an employment agreement with Mr. Geller that provides for him to serve as our President and Chief Executive Officer. Mr. Geller’s employment agreement also provides for:

•	an initial contract term through December 31, 2005, renewing annually thereafter on January 1st unless either party gives notice of non-renewal by October 1, with automatic renewal for a two-year term upon a change in control, as defined in the agreement;

•	an annual base salary of $400,000, subject to annual review;

•	eligibility for an annual cash performance bonus established by the compensation committee in its sole discretion, taking into consideration his relative contributions to the business, general economic conditions and such other performance goals and factors as the compensation committee deems relevant. Mr. Geller’s annual bonus has a midpoint target of 125% of his base salary with a threshold target of 100% of base salary and an above target of not less than 150% of base salary;

•	a restricted stock unit award or other long-term incentive compensation opportunity, which has a midpoint target award equal to 150% of his annual base salary, with a threshold target of not less than

100% of his base salary and an above target award of not less than 200% of his base salary. Mr. Geller was also granted RSUs to convert his pre-existing unit appreciation rights, RSUs to reflect that we did not make a long-term incentive award in January 2004 as has been our standard practice in the past and an award in connection with our initial public offering (as reflected in the Summary Compensation Table);

•	participation in our 401(k) savings plan applicable generally to our employees; and

•	medical and other group welfare plan coverage and fringe benefits provided to our employees.

In the event of our termination of Mr. Geller without “cause” (as defined below), including our non-renewal of the employment agreement prior to Mr. Geller attaining age 62, or “Constructive Termination” (as defined below) of Mr. Geller, Mr. Geller will receive all of the following amounts:

•	salary and accrued vacation through the date of termination;

•	bonus for any completed fiscal year elapsed on or prior to the date of termination;

•	a lump sum amount equal to Mr. Geller’s then current base salary plus $600,000, payable in 12 equal monthly installments commencing on the first payroll date for senior executives following the date of termination;

•	a pro rata midpoint bonus for the portion of the year elapsed during which termination occurs, payable in 12 equal monthly installments commencing on the first payroll date for senior executives following the date of termination;

•	two additional years of vesting for all equity awards held by Mr. Geller;

•	full vesting of his award of 114,286 RSU’s made in connection with our initial public offering; and

•	one year of continued medical, dental, vision and prescription drug coverage for Mr. Geller and his eligible dependents.

In the event of a change of control (as defined below) and our termination of Mr. Geller without “cause”, or “Constructive Termination” of Mr. Geller within 24 months thereafter, and in lieu of the amounts specified above, Mr. Geller will receive all of the following amounts:

•	salary and accrued vacation through the date of termination;

•	bonus for any completed fiscal year elapsed on or prior to the date of termination;

•	a lump sum amount payable within 30 days of termination equal to three times the sum of Mr. Geller’s then current base salary and the greater of $600,000 or the highest annual bonus earned by Mr. Geller in the preceding three years (such greater number being referred to as “Bonus”);

•	a pro rata Bonus for the portion of the year elapsed during which termination occurs;

•	full vesting for all equity awards held by Mr. Geller at the time of the change of control, but two years additional vesting for all awards granted thereafter; and

•	three years of continued medical, dental, vision and prescription drug coverage for Mr. Geller and his eligible dependents.

In addition, in the event a payment to Mr. Geller is deemed to be a golden parachute payment under Section 280G of the Internal Revenue Code, then Mr. Geller would also receive a tax gross-up payment to cover his excise tax liability under Section 4999.

For purposes of Mr. Geller’s employment agreement, a “change of control” is defined means the happening of any of the following:

•	Any person or entity, including a “group” within the meaning of Section 13(d)(3) of the Exchange Act, has or acquires beneficial ownership (within the meaning of Rule 13d-3 under the Exchange Act) of 30% or more of the combined voting power of our then outstanding securities entitled to vote generally in the election of directors (not including voting securities held by us or companies related to us or any employee benefit plan of ours or our related companies).

•	The individuals who, as of the beginning of the period commencing two years prior to the date on which the occurrence of a change of control is to be determined (or who have been approved by a vote of at least two-thirds of the members of the board of directors), constitute our board directors, cease for any reason to constitute more than 50% of the board of directors.

•	A consummation of a merger, consolidation or reorganization or similar event involving us, whether in a single transaction or in a series of transactions, unless, following such transaction:

•	the persons or entities with beneficial ownership, immediately before such transaction, have beneficial ownership of more than 50% of the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors of the surviving entity in such transaction in substantially the same proportions as their beneficial ownership of the voting securities immediately before such transaction;

•	the individuals who were members of the incumbent board immediately prior to the execution of the initial agreement providing for such transaction constitute more than 50% of the members of the board of the surviving entity in such transaction; and

•	no person or entity (other than us or a related company or any person who immediately prior to such transaction had beneficial ownership of 30% or more of the then voting securities) has beneficial ownership of 30% or more of the then combined voting power of the surviving entity’s then outstanding voting securities.

•	The assignment, sale, conveyance, transfer, lease or other disposition of all or substantially all of our assets to any person or entity (other than us or any related company) unless, immediately following such disposition, the conditions described in the preceding three bullet points will be satisfied with respect to the entity which acquires such assets.

•	Our liquidation or dissolution.

Mr. Geller’s employment agreement also contains non-compete and non-solicitation provisions. The non-compete provision applies during the term of the employment agreement and for a period of 18 months thereafter if Mr. Geller is terminated for “cause” or voluntarily resigns, or for a period of 12 months thereafter if Mr. Geller is terminated by non-renewal of the agreement. The non-solicitation provision applies during the term of the employment agreement and for a period of 12 months thereafter.

For the purposes of Mr. Geller’s employment agreement, “cause” means (i) the willful and continued failure by Mr. Geller to substantially perform his duties with our company; (ii) willful gross misconduct involving serious moral turpitude, or breach of his duty of loyalty to our company; (iii) conviction of (or plea of no contest to) a felony or a crime involving fraud or other illegal conduct which is demonstrably injurious to our company’s financial position or reputation; (iv) a material breach of any of our company’s material written policies; (v) willful dishonesty in connection with our company’s business; (vi) willfully impeding, obstructing or attempting to influence, impede or obstruct, or failing to materially cooperate with an investigation authorized by our board of directors; or (vii) willfully withholding, removing, concealing, destroying, altering or by other means falsifying (directly or indirectly) any material which is requested in connection with an investigation authorized by our company.

For purposes of Mr. Geller’s employment agreement, “Constructive Termination” means (i) our company reduces Mr. Geller’s salary or bonus opportunity or materially breaches the agreement; (ii) our company materially reduces Mr. Geller’s duties or authority, fails to nominate Mr. Geller to the board of directors, or requires him to report other than to the board or a committee of the board; (iii) our company relocates its principal offices, or Mr. Geller’s principal place of employment, outside the Chicago metropolitan area; or (iv) any successor to our company, or our company itself following a change in control, fails to assume the employment agreement or affirm its obligations hereunder in any material respect. We have entered into voting agreements with Mr. Geller and Whitehall and Prudential pursuant to which the failure of Mr. Geller to be elected as a director at any election where such stockholders fail to vote in favor of Mr. Geller would constitute “Constructive Termination” under his employment agreement.

In 2004, we entered into an employment agreement with Mr. Mead that provides for him to serve as our Chief Financial Officer. Mr. Mead’s employment agreement provides for a $350,000 base salary and a discretionary performance bonus targeted at 75% of his annual base salary. For the 2005 calendar year, Mr. Mead will receive a guaranteed minimum bonus of $175,000 provided he is employed by us on December 31, 2005. Mr. Mead will also participate in our company’s stock incentive plan as follows: (i) in 2005, he will receive restricted stock units with a value of $400,000 (the grant of $200,000 of which are subject to meeting certain conditions), subject to vesting over four years; and (ii) in 2006 and thereafter, Mr. Mead will be eligible for an annual restricted stock unit award with a value at grant equal to 100% of his base salary, subject to performance criteria and a four year vesting schedule. Mr. Mead will also be entitled to relocation expenses and to participate in employee benefit plans available to senior executives of our company.

Mr. Mead’s employment agreement provides that if Mr. Mead is terminated without “cause” (defined similarly to the definition in Mr. Geller’s agreement as described above) or due to “constructive termination” (as defined below), he will be entitled to (i) severance pay equal to one times (one and one-half times if the termination is by reason of a change of control (as defined in our 2004 Incentive Plan)) his base salary plus his target bonus of 75% of base salary for such year and (ii) continuation of medical coverage for such severance period. In addition, such termination will cause his restricted stock units granted in 2005 (and all restricted stock units if the termination is by reason of a change of control) to immediately and fully vest.

The employment agreement contains non-compete, confidentiality, non-disparagement and non-solicitation covenants from Mr. Mead. The non-compete covenant applies during the term of the employment agreement and for a period of 12 months after the termination of the agreement for any reason. The non-solicitation covenant applies during the two-year period after the termination of Mr. Mead’s employment with us.

For purposes of Mr. Mead’s employment agreement, “constructive termination” means (i) our company reduces Mr. Mead’s salary or bonus opportunity or materially breaches the agreement; (ii) our company materially reduces Mr. Mead’s duties or authority, or materially restricts his ability to communicate with our chief executive officer or the board or a committee of the board; (iii) our company relocates its principal offices, or Mr. Mead’s principal place of employment, outside the Chicago metropolitan area; or (iv) any successor to our company, or our company itself following a change in control, fails to assume the employment agreement or affirm its obligations hereunder in any material respect.

We have entered into a severance agreement with Mr. Steven N. Kisielica that provides that if we terminate Mr. Kisielica within the term of the agreement (which, without extension, expires on July 2, 2006), we must pay him a lump-sum cash payment equal to one year of his base salary as of the date of termination plus the amount of any bonus paid to him during the prior twelve-month period. In such event, Mr. Kisielica would also be entitled to one year of continued group medical, dental, vision and prescription drug coverage for him and his dependents.

On December 1, 2004, the board of directors approved a severance program applicable to our employees. Under the severance program, in the event the employment of any full-time employee is terminated by us for any reason, other than good cause based on the employee’s performance, we will pay the employee a specified amount of salary, bonus and medical insurance based on such employee’s position with the company. Generally, officers with the title of Vice President and more senior officers would be entitled to receive 12-months’ pay, director-level employees would be entitled to receive 6 months’ pay and manager-level and support-level employees would be entitled to receive 3 months’ pay. To the extent an employee has a written agreement with us relating to severance, such employee will be entitled to the greater of the severance provided under the severance program or the severance provided under such employee’s written agreement.

2004 Incentive Plan

The purpose of the Strategic Hotel Capital, Inc. 2004 Incentive Plan is to attract, retain and motivate our employees, officers, directors and other persons who provide us with advisory or consulting services by providing them with the opportunity to acquire a proprietary interest in our company or other incentives and to align their interests and efforts with those of our stockholders and to provide an added incentive to work toward our growth and success.

Our board of directors has delegated general administrative authority of the 2004 Incentive Plan to the compensation committee. Employees, non-employee directors and other persons who provide us with advisory or consulting services, who we call participants, are eligible to receive awards under the 2004 Incentive Plan, except that only employees are eligible to receive an award of an incentive stock option. The compensation committee selects the participants who are granted any award.

Except as may otherwise be specifically provided in the 2004 Incentive Plan, the compensation committee has the power to determine the terms of awards, including any business criteria to measure performance, the exercise price, the number of shares subject to each award, the exercisability and vesting of the awards and the form of consideration payable upon exercise. Also, the compensation committee may permit the deferral of the receipt or payment of earned awards on such terms as the compensation committee may determine that are consistent with the 2004 Incentive Plan.

The 2004 Incentive Plan permits the grant of all of the types of awards listed below to participants. However, awards to date have consisted, and we currently anticipate that future awards under the 2004 Incentive Plan will consist, primarily of RSUs. The 2004 Incentive Plan permits the issuance of:

•	restricted stock and RSUs;

•	nonqualified and incentive stock options to purchase common stock;

•	stock appreciation rights; and

•	other stock or cash-based awards.

Restricted stock awards are awards of shares of our common stock that vest in accordance with terms and conditions established by the compensation committee. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to pay out shares at some future date. RSUs have a tax advantage over restricted stock because the employee is not taxed at the time of vesting, as with restricted stock, but only when the shares of common stock are actually received. The compensation committee may impose whatever conditions to vesting it determines to be appropriate for restricted shares or RSUs. However, unless the compensation committee provides otherwise, it is expected that restricted shares or RSUs will vest with respect to one-fourth of the restricted stock or RSUs on the first anniversary of the date of grant and on each of the following three anniversaries of the date of grant, provided the participant remains in our service. Unless provided otherwise by the compensation committee, the 2004 Incentive Plan or in any relevant employment agreement, it is expected that any unvested restricted shares or RSUs will be forfeited upon termination of service.

Unless otherwise provided by the compensation committee, participants holding restricted stock or RSUs have no voting rights with respect to such restricted stock or RSUs until such time as the underlying shares are issued. Dividends may be accrued with respect to unvested and vested restricted shares or RSUs held by a participant and converted into additional restricted stock or RSUs or distributed in cash. However, should a participant forfeit restricted shares or RSUs prior to vesting, any dividends accrued but unpaid with respect to such unvested restricted stock or RSUs will likewise be forfeited.

A stock option is the right to purchase shares of common stock at a fixed exercise price for a fixed period of time. The compensation committee determines the terms of all options granted pursuant to the 2004 Incentive Plan, including their exercise price; provided, however, with the exception of substitute awards (which are awards provided to replace options in place at companies we acquire, as more specifically defined in the 2004 Incentive Plan), the exercise price must be at least equal to the fair market value of our common stock on the date of grant. Unless otherwise provided by the compensation committee, in the event of termination of service due to death or disability, all unvested options will expire and all vested options will remain exercisable until the earlier to occur of the date that is 12 months following such termination or the option’s date of expiration. In all other terminations, unless otherwise provided by the compensation committee, all unvested options will expire and all vested options will remain exercisable until the earlier to occur of the date that is 90 days after such termination or the option’s date of expiration.

An option may never be exercised later than the expiration of its term. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the date of grant.

A stock appreciation right is the right to receive the appreciation in the fair market value of common stock between the exercise date and the date of grant for the number of shares of common stock for which the stock appreciation right is exercised. We may pay the appreciation in either cash, in shares of our common stock with equivalent value, or in some combination thereof, as determined by the compensation committee. The compensation committee determines the exercise price of stock appreciation rights, the vesting schedule and other terms and conditions of stock appreciation rights.

The compensation committee has the authority to create stock or cash awards under the 2004 Incentive Plan in addition to those specifically described in the 2004 Incentive Plan. The compensation committee may set such terms and conditions of these awards as it deems appropriate and that are consistent with the terms of the 2004 Incentive Plan.

A total of 3.0 million shares of common stock have been reserved for issuance pursuant to the 2004 Incentive Plan. The number of shares reserved for issuance under the 2004 Incentive Plan has been reduced by the number of shares issued upon the conversion of UARs. In the event that any of the outstanding shares of our common stock are changed into or exchanged for a different number or kind of our shares or securities by reason of a merger, consolidation, recapitalization, reclassification, stock split, stock dividend, combination of shares or the like, the 2004 Incentive Plan’s share authorization limits and restrictions will be adjusted proportionately, and the compensation committee may adjust awards to preserve the benefits or potential benefits of outstanding awards. If an outstanding award expires or terminates before the end of the period during which awards may be granted, the unissued, underlying shares will be available for other awards under the 2004 Incentive Plan.

Shares of common stock will not be deemed to be issued under the 2004 Incentive Plan with respect to any portion of an award that is settled in cash. If the exercise or purchase price of an award is paid for through the tender of shares, or withholding obligations are met through the tender or withholding of shares, those shares tendered or withheld will again be available for issuance under the 2004 Incentive Plan. Substitute awards will not count against the share limits described above.

The 2004 Incentive Plan provides that in the event of a change in control of our company, as defined in the 2004 Incentive Plan, all unvested awards will vest as of the date of such change in control. Upon a change in control, the compensation committee may provide for a cash payment to holders of awards in consideration for the cancellation of such awards.

The 2004 Incentive Plan will automatically terminate on the tenth anniversary of its effective date unless terminated sooner pursuant to its terms. In addition, our board or the compensation committee has the authority to amend, suspend or terminate the 2004 Incentive Plan provided it does not adversely affect any award previously granted thereunder.

We expect to pay annual incentive compensation awards under the 2004 Incentive Plan based on target award levels, expressed as a percentage of base salaries, established at the beginning of each annual performance period for participating executives.

Employee Stock Purchase Plan

We have adopted the Strategic Hotel Capital, Inc. Employee Stock Purchase Plan that will allow eligible employees to purchase shares of our common stock at a discount pursuant to Section 423 of the Internal Revenue Code. A total of 300,000 shares of common stock are reserved for sale and authorized for issuance under the Employee Stock Purchase Plan. No shares have been issued pursuant to this plan.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table provides information about securities authorized for issuance under our 2004 Incentive Plan and Employee Stock Purchase Plan, for the fiscal year ended December 31, 2004.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	432,286	(2)	—	2,867,714	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	432,286			2,867,714

(1)	Approved prior to our initial public offering in June, 2004 by our then sole stockholder and director.
(2)	Restricted Stock Units outstanding as of December 31, 2004; under our 2004 Incentive Plan. Restricted Stock Units have no exercise price.
(3)	2,567,714 shares issuable under our 2004 Incentive Plan and 300,000 shares issuable under our Employee Stock Purchase Plan.

The information called for by this Item 12 with respect to security ownership of more than five percent of our common stock and the security ownership of management is set forth under the captions “Additional Information Relating to Voting Securities” and “Security Ownership of Directors and Management” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 18, 2005, and is hereby incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this Item 13 is set forth under the caption “Related Party Transactions” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2005, and is hereby incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for by this Item 14 with respect to principal accounting fees and services is set forth under the caption “Auditor Matters” in our definitive Proxy Statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders scheduled to be held on May 18, 2005, and is hereby incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedules I and III, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule I — Condensed Financial Information

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

Exhibits:

See Index to Exhibits, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2005	STRATEGIC HOTEL CAPITAL, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: March 4, 2005	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ MONTE J. HUBER
Monte J. Huber Vice President, Controller and Treasurer

	By:	/S/ JOHN C. DETERDING
John C. Deterding Chairman

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ THOMAS A. HASSARD
Thomas A. Hassard Director

	By:	/S/ ROBERT J. WATSON
Robert J. Watson Director

EXHIBIT INDEX

Exhibit Number		Description
3.1	*	Charter of Strategic Hotel Capital, Inc.

3.2	*	By-Laws of Strategic Hotel Capital, Inc.

4.1	*	Specimen Certificate of Common Stock

4.2	*	Form of Board Observer Agreement among Strategic Hotel Capital, Inc., WHSHC, L.L.C. and W9/WHSHC, L.L.C. I

4.3	*	Form of Board Observer Agreement among Strategic Hotel Capital, Inc., The Prudential Insurance Company of America, PIC Realty Corporation, Strategic Value Investors, LLC, Prudential Assets, LLC, Prudential Investment Management, Inc., (SHC/Olayan) Redemption Vehicle, LLC and SVI (SHC/Houston) Redemption Vehicle, LLC

10.1	*	Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C.

10.2	*	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel Capital, L.L.C. and the other parties thereto

10.3	*	Form of TRS Lease

10.4	*	Form of Hotel Management Agreement

10.5	*	Asset Management Agreement between Strategic Hotel Capital, L.L.C. and SHC DTRS, Inc.

10.6	*	Cross-Indemnification Agreement between Strategic Hotel Capital, L.L.C. and Strategic Hotel Capital, Inc.

10.7	*	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein

10.8	*	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender

10.9	*	Form of $120 million Revolving Credit Facility with Deutsche Bank Trust Company Americas

10.10	*	Form of Registration Rights Agreement between Strategic Hotel Capital, Inc. and Rockmark Corporation

10.11	*	Form of Registration Rights Agreement among Strategic Hotel Capital, Inc., WHSHC, L.L.C., W9/WHSHC, L.L.C. I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors, LLC

10.12	*	Second Amended and Restated Operating Agreement of SHCI Santa Monica Beach Hotel, L.L.C.

10.13	*†	Strategic Hotel Capital, Inc. 2004 Incentive Plan

10.14	*†	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan

10.15	*†	Employment Agreement between Laurence S. Geller and Strategic Hotel Capital, Inc.

10.16	*	Voting Agreement by and among Laurence Geller, Strategic Hotel Capital, Inc., WHSHC, L.L.C. and W9/WHSHC, L.L.C. I

Exhibit Number	Description
10.17*	Voting Agreement by and among Laurence Geller, Strategic Hotel Capital, Inc., The Prudential Insurance Company of America, PIC Realty Corporation, Strategic Value Investors, LLC, Prudential Assets, LLC, Prudential Investment Management, Inc., (SHC/Olayan) Redemption Vehicle, LLC and SVI (SHC/Houston) Redemption Vehicle, LLC

10.18**	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement

10.19**	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes

10.20**†	Chief Financial Officer Severance Agreement

10.21†	Strategic Hotel Capital, Inc. Severance Program

10.22†	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees

10.23†	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors

10.24	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, L.L.C. and James E. Mead (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2004).

10.25	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 2, 2005).

10.26	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 2, 2005).

10.27†	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica.

21	Subsidiaries of Strategic Hotel Capital, Inc.

31.1	Certificate of our Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of our Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Written Statement of Laurence S. Geller, our Chief Executive Officer, and James E. Mead, our Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Unaudited Pro Forma Financial Information

*	Filed as an exhibit to our Registration Statement on Form S-11 (File No. 333-112846) and incorporated by reference herein.
**	Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 001-32223) and incorporated by reference herein.
†	Denotes management contract or compensatory plan or arrangement.