Form 10-Q
period 2005-03-31
STRATEGIC HOTEL CAPITAL INC
filed 2005-05-13
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

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

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 11, 2005 was 30,072,754.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
Assets
Property and equipment	$955,043	$952,717
Less accumulated depreciation	(232,214)	(222,150)

Net property and equipment	722,829	730,567

Goodwill	66,626	66,438
Intangible assets (net of accumulated amortization of $139 and $87, respectively)	1,561	1,613
Investment in hotel joint venture	11,770	12,060
Cash and cash equivalents	84,325	40,071
Restricted cash and cash equivalents	24,438	26,979
Accounts receivable (net of allowance for doubtful accounts of $497 and $361, respectively)	23,364	21,056
Deferred financing costs (net of accumulated amortization of $2,141 and $1,420, respectively)	10,468	11,178
Other assets	85,302	80,388

Total assets	$1,030,683	$990,350

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$488,634	$489,140
Bank credit facility	—	54,000
Accounts payable and accrued expenses	59,658	58,946
Distributions payable	9,075	8,709
Deferred fees on management contracts	2,290	2,333
Deferred gain on sale of hotels	112,785	119,616

Total liabilities	672,442	732,744
Minority interests	61,760	61,053
Shareholders’ equity:
8.5% Series A Cumulative Redeemable Preferred Shares ($0.01 par value; 4,000,000 Shares issued and outstanding; liquidation preference $25.00 per share)	97,540	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 30,068,142 and 30,035,701 common shares issued and outstanding, respectively)	301	300
Additional paid-in capital	484,722	483,691
Deferred compensation	(2,985)	(1,731)
Accumulated deficit	(264,774)	(271,873)
Accumulated distributions to shareholders	(20,483)	(13,447)
Accumulated other comprehensive income (loss)	2,160	(387)

Total shareholders’ equity	296,481	196,553

Total liabilities and shareholders’ equity	$1,030,683	$990,350

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Rooms	$61,868	$85,146
Food and beverage	35,319	41,737
Other hotel operating revenue	12,278	13,669

	109,465	140,552
Lease revenue	4,071	6,579

Total revenues	113,536	147,131

Operating Costs and Expenses:
Rooms	13,261	21,496
Food and beverage	24,985	32,520
Other departmental expenses	29,881	38,370
Management fees	4,266	5,120
Other property level expenses	6,376	9,260
Lease expense	3,573	—
Depreciation and amortization	10,587	20,151
Corporate expenses	4,757	6,523

Total operating costs and expenses	97,686	133,440

Operating income	15,850	13,691

Interest expense	(7,482)	(25,255)
Interest income	292	524
Gain on early extinguishment of debt	—	2,188
Other income, net	1,662	1,195

Income (loss) before income taxes, minority interests and discontinued operations	10,322	(7,657)
Income tax expense	(1,020)	(246)
Minority interests	(2,203)	(86)

Income (loss) from continuing operations	7,099	(7,989)
Income from discontinued operations	—	75,662

Net income	7,099	67,673
Preferred shareholder dividend	(349)	—

Net income available to common shareholders	$6,750	$67,673

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.22	$(0.42)
Income from discontinued operations available to common shareholders per share	—	3.96

Net income available to common shareholders per share	$0.22	$3.54

Basic weighted-average common shares outstanding	30,247	19,112

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.22	$(0.42)
Income from discontinued operations available to common shareholders per share	—	3.96

Net income available to common shareholders per share	$0.22	$3.54

Diluted weighted-average common shares outstanding	30,357	19,112

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$7,099	$67,673
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,203	86
Deferred income tax expense (benefit)	1,652	(168)
Depreciation and amortization	10,587	20,151
Amortization of deferred financing costs	721	1,538
Equity in earnings of hotel joint ventures	(402)	(83)
Deferred compensation expense	432	—
Gain on sale of assets	—	(75,982)
Recognition of deferred and other gains, net	(1,142)	—
Gain on early extinguishment of debt	—	(2,188)
Mark to market of derivatives included in other income, net	—	(1,546)
Mark to market of derivatives included in interest expense	3	126
Increase in accounts receivable	(2,308)	(5,807)
(Increase) decrease in other assets	(7,230)	987
Decrease in accounts payable and accrued expenses	(478)	(1,494)

Net cash provided by operating activities	11,137	3,293

Investing Activities:
Proceeds from sale of assets	—	156,354
Distributions from hotel joint ventures	—	13,678
Acquisition of interest in hotel joint venture	(112)	(162)
Acquisition of property	(188)	—
Restricted and unrestricted cash acquired	—	7,959
Capital expenditures	(2,965)	(5,996)
Increase in restricted cash and cash equivalents	(1,129)	(6,287)

Net cash (used in) provided by investing activities	(4,394)	165,546

Financing Activities:
Proceeds from issuance of preferred stock, net of offering costs	97,540	—
Proceeds from bank credit facility	9,000	—
Payments on bank credit facility	(63,000)	—
Payments on mortgage debt and other debt	(506)	(73,278)
Financing costs	(12)	(913)
Distributions to shareholders	(6,743)	—
Distributions to minority interest holders	(2,069)	—
Decrease in restricted cash and cash equivalents	3,670	10,625

Net cash provided by (used in) financing activities	37,880	(63,566)

Effect of translation adjustment on cash	(369)	(337)

Net change in cash and cash equivalents	44,254	104,936
Cash and cash equivalents, beginning of period	40,071	107,437

Cash and cash equivalents, end of period	$84,325	$212,373

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of Controlling Interest in Joint Venture
- Building	$—	$45,482

- Finance obligation	$—	$50,672

- Investment in hotel joint venture	$—	$2,230

- Net working capital	$—	$3,122

Cash Paid For:
Interest	$(5,898)	$(22,454)

Taxes, net of refunds	$(2,164)	$(2,556)

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

Subsequent to the offering, SHCI exercises control over SHC Funding as its managing member and majority membership interest holder and consolidates SHC Funding. SHC Funding’s financial results for periods prior to June 29, 2004 include those of the seven properties distributed to the new SHC LLC through the date of the Offering. SHC LLC prior to the Offering is referred to as SHCI’s predecessor.

As of March 31, 2005, SHC Funding owns or leases the following 15 hotels:

1. Four Seasons Punta Mita Resort	9. Marriott Rancho Las Palmas
2. Four Seasons Mexico City	10. Marriott Lincolnshire
3. Hyatt Regency La Jolla	11. Marriott Schaumburg
4. Hyatt Regency Phoenix	12. Marriott Champs Elysees Paris
5. Hyatt Regency New Orleans	13. Marriott Hamburg
6. Loews Santa Monica Beach Hotel	14. Ritz-Carlton Half Moon Bay
7. Hilton Burbank Airport	15. InterContinental Prague (joint venture)
8. Embassy Suites Lake Buena Vista

SHC LLC owns the following seven hotels:

1. Ritz-Carlton Laguna Niguel	5. Westin Santa Clara
2. Hyatt Regency San Francisco	6. The Essex House, a Westin Hotel
3. Park Hyatt San Francisco	7. Marriott Eastside New York
4. Loews Beverly Hills

See note 7 for more information on this spin-off transaction.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. SHCI controls the operations of SHC Funding, an operating partnership in an UPREIT structure, and consolidates the operating partnership. SHC Funding owns 35% of one hotel joint venture at March 31, 2005 and December 31, 2004, which is accounted for by SHC Funding using the equity method of accounting.

If SHCI determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB), revision to Interpretation No. 46, “Consolidation in Variable Interest Entities” and that SHCI’s variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHCI will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control on the equity method. Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the Commission) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and notes thereto which are included in the Company’s Annual Report on Form 10-K.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2005 and December 31, 2004, Restricted cash and cash equivalents include $17,783,000 and $16,654,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2005 and December 31, 2004, Restricted cash and cash equivalents include reserves of $6,655,000 and $10,325,000, respectively, required by loan and other agreements.

Per Share Data:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three months ended March 31, 2005 and 2004 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares and vested restricted stock units (Note 9) outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the Offering for purposes of the weighted average share calculation. Securities consisting of 9,316,000 units in Funding convertible to shares of SHCI that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share for the three months ended March 31, 2005 because they would be antidilutive.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net income	$7,099	$67,673
Preferred shareholder dividend	(349)	—

Net income available to common shareholders used for basic and diluted earnings per share	$6,750	$67,673

Weighted average common shares - basic	30,247	19,112
Restricted stock units	110	—

Weighted average common shares - diluted	30,357	19,112

Comprehensive Income:

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s Accumulated other comprehensive income results from unrealized gains on foreign currency translation adjustments (CTA) and the mark to market of certain derivative financial instruments.

The following is the comprehensive income statements for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net income	$7,099	$67,673
Currency translation adjustments	1,114	947
Mark to market of derivatives	830	125

Comprehensive income	$9,043	$68,745

The following table provides the detailed components of Accumulated other comprehensive income (loss):

	Derivative Instruments	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$(910)	$523	$(387)
Mark to market of derivative instruments	1,112	—	1,112
Reclassification to earnings:
Interest expense	2	—	2
Other CTA activity (non-derivative)	—	830	830
Adjustment for minority interest ownership in SHC Funding	346	257	603

Balance at March 31, 2005	$550	$1,610	$2,160

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Use of Estimates:

The preparation of the unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

3.	PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding joint venture hotels:

	March 31, 2005	December 31, 2004
	(in thousands)
Land	$103,236	$103,236
Leasehold interests	11,633	11,633
Buildings	622,145	622,145
Building improvements	30,112	30,112
Site improvements	12,808	12,786
Furniture, fixtures and equipment	171,612	168,096
Improvements in progress	3,497	4,709

Total property and equipment	955,043	952,717
Less accumulated depreciation	(232,214)	(222,150)

Net property and equipment	$722,829	$730,567

Wholly-owned hotel properties	14	14
Hotel rooms	5,820	5,820

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount.

	March 31, 2005	December 31, 2004
Southern California	35.1%	35.2%
New Orleans, LA	18.1	18.1
Northern California	12.1	12.1
Chicago, IL	9.6	9.6
Phoenix, AZ	7.8	7.7
Orlando, FL	3.9	3.8

	86.6	86.5
Mexico	12.1	12.1
Paris, France	1.3	1.4

Total	100.0%	100.0%

Sale of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,376,000 ($4,376,000 based on the foreign exchange rate as of March 31, 2005) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel.

Bohus guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. SHC LLC guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,203,000 based on the foreign exchange rate as of March 31, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

As a result of provisions in the original lease agreement that provide for continuing involvement (as defined GAAP) by Bohus, Bohus initially accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to the sale, on March 1, 2004, a subsidiary of SHCI paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. This transaction has been accounted for as a purchase and SHCI’s basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus it did not previously own. Bohus is now accounted for as a consolidated subsidiary. Additional consideration of €86,000 ($112,000 based on the foreign exchange rate as of March 31, 2005) was paid upon final settlement of working capital amounts in the first quarter of 2005.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In conjunction with the Offering, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction, which is being recognized over the life of the lease. For the three months ended March 31, 2005, SHCI recognized $51,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 18 months of the minimum rent. This amount at March 31, 2005 is $6,481,000 and is included in Other assets on the accompanying consolidated balance sheets.

In connection with the restructuring of the Hamburg Marriott, the hotel is now subject to an operating lease agreement and SHCI records lease revenue from this hotel.

Sale of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €10,538,000 ($13,658,000 as of March 31, 2005) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

The Tenant arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14,600,000 ($18,923,000 based on the foreign exchange rate as of March 31, 2005). Amounts paid under the bank guarantee reduced the amount of the minimum rent guarantee euro for euro. There was no obligation to replenish the bank guarantee, although in the event of a failure to do so, DIFA would have been able to terminate the lease. In addition to the bank guarantee, SHC LLC guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5,250,000 ($6,805,000 based on the foreign exchange rate as of March 31, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

As a result of provisions in the lease agreement that provide for continuing involvement, SHCI initially accounted for the sale and leaseback of the Paris Marriott as a finance obligation. SHCI maintained the Paris Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

In conjunction with the Offering, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction, which is being recognized over the life of the lease. For the three months ended March 31, 2005, SHCI recognized $1,091,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 16 months of the minimum rent. This amount at March 31, 2005 is $14,885,000 and is included in Other assets in the accompanying consolidated balance sheets.

As a result of a sublease arrangement effective June 29, 2004, SHCI subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Sale of Domestic Hotel

On February 6, 2004, SHCI sold a hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sales proceeds exceeded the property’s carrying value (including goodwill of $8,804,000) by $75,982,000. The results of operations of this hotel have been presented as discontinued operations as discussed in note 4.

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHCI employs a strategy to acquire hotels and utilizes its expertise in asset management to increase hotel value. Once a hotel has been fully optimized, or is no longer deemed strategic, SHCI will divest the property and re-deploy the capital in line with its current corporate priorities. Consistent with this strategy, on February 6, 2004, the Company sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. The following is a summary of income from discontinued operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Lease revenue	$—	$257
Interest expense	—	(577)
Gain on sale of assets	—	75,982

Income from discontinued operations	$—	$75,662

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5.	INDEBTEDNESS

Bank Credit Facility:

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities, Inc. This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. The initial borrowing base of $120,000,000 is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Prior to March 22, 2005, interest was payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. On March 22, 2005, SHCI entered into an amendment to the bank credit agreement amending the interest rate resulting in interest payable monthly at either a base rate plus a spread of 1.70% or LIBOR plus a spread of 2.95%. Base rate is the prime rate announced by Deutsche Bank Trust Company Americas, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there is a commitment fee of 0.50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at March 31, 2005. At March 31, 2005, there was no amount outstanding under this facility and the weighted-average interest rate for the three months ended March 31, 2005 was 6.26%.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Mortgages and Other Debt Payable:

Mortgage and other debt payable are summarized as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Commercial Mortgage-Backed Securities	$481,716	$482,222
Other Debt	6,918	6,918

	$488,634	$489,140

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

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $279,842,000 at March 31, 2005) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275 million of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200 million in notes secured by a mortgage on eight of the Borrowers’ hotel properties. The new notes are secured by mortgages on nine hotel properties (carrying amount of $507,534,000 at March 31, 2005) owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes mature on September 9, 2006, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2005 was 4.22%.

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Both the fixed and floating loan agreements require various cash reserve accounts. At March 31, 2005, these cash reserves aggregate $6,655,000 and are included in Restricted cash and cash equivalents in the accompanying consolidated balance sheet.

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

Other Mortgage Debt

As of December 31, 2003, the Company had U.S. dollar denominated mortgage debt that was secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans). On June 29, 2004, these loans were repaid with proceeds of the financings described above, and SHCI wrote off the applicable unamortized deferred financing costs.

Finance Obligations

Prior to the Offering, as a result of provisions in the lease agreement that provided for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,538,000 ($13,658,000 as of March 31, 2005) payable monthly. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the Offering, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,376,000 ($4,376,000 based on the foreign exchange rate as of March 31, 2005) annually. As described in note 3, at the time of the Offering, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at March 31, 2005 and December 31, 2004 is $6,918,000. Through June 29, 2004, interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. Amounts payable under this loan agreement are guaranteed by SHC Funding. The interest rate at March 31, 2005 was 5.69%.

On January 30, 2004, SHCI paid off the note and the related accrued interest payable to the City of Burbank by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as Gain on early extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2004.

The following table summarizes the aggregate maturities for all Mortgages and other debt payable as of March 31, 2005:

Years ended December 31,	Amounts
(in thousands)
2005 (remainder)	$2,036
2006	2,903
2007	3,067
2008	3,209
2009	278,421
Thereafter	198,998

Total	$488,634

Interest Expense:

For the three months ended March 31, 2005 and 2004, interest expense was $7,482,000 and $25,255,000 respectively. Interest expense of $0 and $577,000 for the three months ended March 31, 2005 and 2004, respectively, is included in Income from discontinued operations in the accompanying consolidated statements of operations. Total amortization of deferred financing costs included in Interest expense and Income from discontinued operations was $721,000 and $1,538,000 for the three months ended March 31, 2005 and 2004, respectively.

6.	MINORITY INTERESTS

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

Prior to the Offering, minority interests represented the limited partners’ interests in limited partnerships that were controlled by SHCI’s predecessor, SHC LLC. The carrying value of the minority interest was increased by the minority interests’ share of partnership earnings and reduced by their semi-annual partnership cash distributions as well as return of capital distributions. SHC LLC’s (SHCI’s predecessor) units issued upon exchange of the limited partnership units have been accounted for at the cost of the minority interest surrendered.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	EQUITY AND DISTRIBUTION ACTIVITY

Common Stock:

Common Shares Outstanding:

The following table presents the changes in the issued and outstanding common shares since December 31, 2004 (excluding 9,401,859 units of SHC Funding outstanding at March 31, 2005 and December 31, 2004, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions; and 236,280 and 225,391 restricted stock units at December 31, 2004 and March 31, 2005, respectively – see note 9):

(in thousands)
Outstanding at December 31, 2004	30,036
Restricted stock units redeemed for common shares	32

Outstanding at March 31, 2005	30,068

Distributions to Shareholders:

On March 21, 2005, SHCI declared a quarterly distribution of $0.22 per share of common stock payable to shareholders of record on March 31, 2005. The distribution was paid on April 20, 2005 and is included in Distributions payable on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005.

In addition to the distribution to shareholders described above, SHC Funding also declared a quarterly distribution of $0.22 per unit payable to unitholders of record on March 31, 2005. The distribution was paid on April 20, 2005 and is included in Distributions payable on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2005.

Preferred Stock:

On March 9, 2005, SHCI completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After underwriting discounts, commissions and expenses, the Company raised net proceeds of $97,540,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 13).

The Series A Preferred Shares have a perpetual life and may not be redeemable before March 16, 2010. Beginning March 16, 2010, SHCI may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2005. $349,000 of distributions payable related to the Series A Preferred Shares is included in Distributions payable at March 31, 2005.

8.	DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to convert portions of its variable rate debt to fixed rate debt. The Company’s caps and swaps are designated as cash flow hedges and are recorded at market in the consolidated balance sheets. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from Accumulated other comprehensive income (loss) to Interest expense, Other income, net, or Loss on early extinguishment of debt, as appropriate. The amount recorded in Interest expense for amortization of caps was $3,000 and $126,000 for the three months ended March 31, 2005 and 2004, respectively. The amount recorded in Other income, net was $0 and $(83,000) for the three months ended March 31, 2005 and 2004, respectively.

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive income (loss) and when the underlying investment is liquidated will subsequently be reclassified to Other income, net in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in Other income, net. The amount recorded in Accumulated other comprehensive income (loss) was $0 and $1,293,000 for the three months ended March 31, 2005 and 2004, respectively. The amount recorded in Other income, net was $0 and $1,357,000 for the three months ended March 31, 2005 and 2004, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in Other income, net. The amount recorded in Other income, net was $0 and $(189,000) for the three months ended March 31, 2005 and 2004, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of March 31, 2005, SHCI does not have any forward currency contracts.

9.	RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHC LLC had a Unit Appreciation Rights Plan for certain employees. Awards of Unit Appreciation Rights (UAR) were earnings-based so that they allowed eligible employees to share in the Company’s success. The non-equity based UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled.

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

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At March 31, 2005, a total of 496,909 RSUs are outstanding with an aggregate value at issuance of $7,816,000. The Company recorded compensation expense of $432,000 related to these RSUs (net of forfeitures) for the three months ended March 31, 2005.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 20% per year of service. Contributions by the Company were $53,000 and $52,000 for the three months ended March 31, 2005 and 2004, respectively.

10.	RELATED PARTY TRANSACTIONS

The Company had an uncollateralized receivable from Laurence S. Geller, the Chief Executive Officer of SHCI of approximately $185,000 that was forgiven in conjunction with the Offering on June 29, 2004.

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew automatically unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. During the three months ended March 31, 2005, SHCI recognized $1,250,000 of income related to this agreement, which is included in Other income, net in the accompanying consolidated statement of operations.

The Company has a lease agreement with SHC LLC. The Company leases office space from SHC LLC for $265,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

During the three months ended March 31, 2005, Goldman Sachs & Co., an affiliate of shareholders of SHCI and an underwriter of the preferred offering, received $1,000,000 of the underwriting discount, which was recorded as a reduction of the preferred stock proceeds.

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

12.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHCI operates in one business segment, hotel ownership. As of March 31, 2005, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and a leasehold interest in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the hotel joint venture):

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Revenues:

United States	$92,380	$124,577
International	21,156	22,554

Total	$113,536	$147,131

	As of March 31, 2005	As of December 31, 2004
	(in thousands)
Long-lived Assets:

United States	$686,162	$692,762
International	104,854	105,856

Total	$791,016	$798,618

13.	SUBSEQUENT EVENTS

The Company entered into a joint venture agreement with InterContinental Hotels Group (the Venture) and on April 1, 2005 purchased an 85 percent controlling interest in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of $303,500,000, resulting in a total investment by SHCI of $263.5 million. In connection with this transaction, the Venture obtained $202,000,000 of debt financing at a blended interest rate of LIBOR plus 1.75%. The loans are secured by mortgages on the properties as well as equity interests in the property owning entities. In addition to the $202,000,000 of debt financing, this transaction was funded using proceeds from the preferred stock offering and borrowings on the bank credit facility.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On April 14, 2005, the Company executed $150 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on a portion of corporate floating rate debt. The aggregate $150 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42 % for a combined notional amount of $75 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75 million.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	Downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	Hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France or other countries where we invest;

•	Increases in interest rates and operating costs;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Our ability to dispose of existing properties in a manner consistent with our investment strategy

•	Risks related to natural disasters;

•	General volatility of the capital markets and the market price of our common shares;

•	Our failure to maintain our status as a REIT;

•	Changes in real estate and zoning laws or regulations;

•	Increases in real property tax rates; and

•	Changes in the competitive environment in our industry and the markets where we invest.

We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this Form 10-Q to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this report and in our other documents filed with the Securities and Exchange Commission (the Commission), including our December 31, 2004 Form 10-K as filed with the Commission and the risk factors described in that filing, that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C. I, which we collectively call Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to qualify, beginning with our 2004 tax year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended. On June 29, 2004, we completed our initial public offering (the Offering) of common stock. Prior to the Offering, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the Offering, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests in seven hotels, and Strategic Hotel Capital, Inc., a public entity with interests in 14 hotels. See “Item 1. Financial Statements and Supplementary Data—Note 1. General” for the hotel interests owned by us and SHC LLC.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SHC Funding), which holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 76.31% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

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

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2005 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. In February 2004, we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C. The results of operations for this property, which we held for sale as of December 31, 2003, have been classified as discontinued operations in the statement of operations for the three months ended March 31, 2004. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million.

We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of 2005 and 2004 do not include the Hamburg Marriott which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague InterContinental which we account for under the equity method, and the Washington, D.C. hotel sold in the three months ended March 31, 2004. The Comparable REIT Assets exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the Offering, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue. For the three months ended March 31, 2005 and 2004, we recorded $61.9 million and $85.1 million, respectively, in rooms revenue, which represented 54.5% and 57.8% of our total revenue for those periods. For the three months ended March 31, 2005 and 2004, we recorded $58.1 million and $49.1 million for the Comparable REIT Assets, respectively, in rooms revenue, which represented 56.4% and 55.1% of our total revenue from the Comparable REIT Assets for those periods.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue. For the three months ended March 31, 2005 and 2004, we recorded $35.3 million and $41.7 million, respectively, in food and beverage revenue, which represented 31.1% and 28.4% of our total revenue for those periods. For the three months ended March 31, 2005 and 2004, we recorded $31.2 million and $25.3 million for the Comparable REIT Assets, respectively, in food and beverage revenue, which represented 30.4% and 28.3% of our total revenue from the Comparable REIT Assets for those periods.

•	Other hotel operating revenue, which consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, is also driven by occupancy. For the three months ended March 31, 2005 and 2004, we recorded $12.3 million, and $13.7 million, respectively, in other hotel operating revenue, which represented 10.8% and 9.3% of our total revenue for those periods. For the three months ended March 31, 2005 and 2004, we recorded $10.6 million and $9.5 million for the Comparable REIT Assets, respectively, in other hotel operating revenue, which represented 10.3% and 10.6% of our total revenue from the Comparable REIT Assets for those periods.

•	Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and for the Hamburg Marriott consist

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

For the three months ended March 31, 2005 and 2004, we recorded $4.1 million and $6.6 million, respectively, of lease revenue from these lease agreements, which represented 3.6% and 4.5% of our total revenue for those periods. For the three months ended March 31, 2005 and 2004, we recorded $3.0 million and $5.3 million of lease revenue for the Comparable REIT Assets, respectively, from these lease agreements, which represented 2.9% and 6.0% of our total revenue from the Comparable REIT Assets for those periods.

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

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 0.9% to $188.39 during the three months ended March 31, 2005 from $186.74 during the three months ended March 31, 2004. With respect to the Comparable REIT Assets, ADR increased by 4.1% to $186.63 for the three months ended March 31, 2005 from $179.24 for the three months ended March 31, 2004.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue. For the three months ended March 31, 2005 and 2004, we recorded $13.3 million and $21.5 million, respectively, in rooms expense, which represented 13.6% and 16.1% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $12.0 million and $9.9 million for the Comparable REIT Assets, respectively, in rooms expense, which represented 14.7% and 14.3% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue. For the three months ended March 31, 2005 and 2004, we recorded $25.0 million and $32.5 million, respectively, in food and beverage expense, which represented 25.6% and 24.4% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $21.5 million and $18.2 million for the Comparable REIT Assets, respectively, in food and beverage expense, which represented 26.5% and 26.3% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue. For the three months ended March 31, 2005 and 2004, we recorded $29.9 million and $38.4 million, respectively, in other departmental expenses, which represented 30.5%, and 28.8% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $26.5 million and $23.2 million for the Comparable REIT Assets, respectively, in other departmental expenses, which represented 32.4% and 33.4% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements. For the three months ended March 31, 2005 and 2004, we recorded $4.3 million and $5.1 million, respectively, in management fees, which represented 4.4% and 3.8% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $4.0 million and $3.8 million, respectively, for the Comparable REIT Assets, in management fees, which represented 4.9% and 5.5% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Other property level expenses consist primarily of insurance costs and property taxes. For the three months ended March 31, 2005 and 2004, we recorded $6.4 million and $9.3 million, respectively, in other property level expenses, which represented 6.5% and 6.9% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $5.7 million and $4.3 million for the Comparable REIT Assets in other property level expenses, which represented 7.0% and 6.2% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Lease expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. For the three months ended March 31, 2005, we recorded $3.6 million in lease expense, which represented 3.7% of our total operating costs and expenses for the period. For the three months ended March 31, 2005, we recorded $2.5 million for the Comparable REIT Assets in lease expense, which represented 3.1% of our total operating costs and expenses from the Comparable REIT Assets for the period.

•	Depreciation and amortization expense. For the three months ended March 31, 2005 and 2004, we recorded $10.6 million and $20.2 million, respectively, in depreciation and amortization, which represented 10.8% and 15.1% of our total operating costs and expenses for those periods. For the three months ended March 31, 2005 and 2004, we recorded $9.3 million and $9.9 million for the Comparable REIT Assets, respectively, in depreciation and amortization, which represented 11.4% and 14.3% of our total operating costs and expenses from the Comparable REIT Assets for those periods.

•	Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent. For the three months ended March 31, 2005 and 2004, we recorded $4.8 million and $6.5 million, respectively, in corporate expenses, which represented 4.9% of our total operating costs and expenses for those periods.

Subsequent to the Offering, we began earning asset management fees, including an initial base annual fee of $5.0 million, under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC with regard to the Distributed Properties. During the three months ended March 31, 2005, SHCI recognized $1,250,000 of asset management fees, which is included in Other income, net in the accompanying statement of operations.

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

Recent Trends and Events

Recent Trends.

The lodging industry and our portfolio have experienced increased demand during the three months ended March 31, 2005, when compared to the three months ended March 31, 2004. For example, RevPAR at our hotels increased 0.9% to $134.46 during the three months ended March 31, 2005 from $133.32 for the three months ended March 31, 2004. With respect to the Comparable REIT Assets, RevPAR increased 6.6% to $134.84 for the three months ended March 31, 2005 from $126.52 for the three months ended March 31, 2004. Increases in RevPAR for the three months ended March 31, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 13.2% increase, the Hyatt Regency LaJolla with a 21.2% increase, the Hyatt Regency Phoenix with a 3.1% increase and the Four Seasons Punta Mita with an 8% increase. These increases were partially offset by a 6.9% RevPAR decrease at the Marriott Lincolnshire Resort and a 0.2% decrease at the Hyatt Regency New Orleans.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Preferred Stock. On March 9, 2005, we completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After underwriting discounts, commissions and expenses, the Company raised net proceeds of approximately $97,532,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of the InterContinental hotels.

Formation and Structuring Transactions. The following items associated with the consummation of the Offering will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the Offering.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of $5.0 million per year, subject to reduction as properties are sold.

•	As a result of the refinancing of existing debt obligations and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense has declined substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated. In addition, as a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation. As of June 29, 2004, we report it as an operating lease because we changed the terms of the previously collateralized guarantee.

•	The Hyatt New Orleans hotel was converted from an operating lease to a management agreement in connection with the Offering.

REIT Structure. For us to continue to qualify as a REIT, our income generally cannot be derived from operating hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary lessees, which we call TRS lessees, or in the case of the Paris Marriott to an independent third party, who in turn contracts with an eligible independent contractor to manage our hotel. Our TRS lessees, except Prague, are consolidated into our financial statements for accounting purposes. However, since we control both our operating partnership and our TRS lessees, our principal source of funds on a consolidated basis is from the performance of our hotels. As in the past, our foreign operations continue to be taxed, but unlike our accounting predecessor, the earnings of our TRS lessees are subject to taxation like other regular “C” corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Sales of Hotels. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. We sold this hotel because we believed that our asset management team had fully exploited available opportunities to enhance revenues and improve the property’s value. The long-lived assets applicable to the Hyatt Regency Capitol Hill were reclassified to net assets held for sale as of December 31, 2003 and the gain on sale has been classified as discontinued operations in the statement of operations for the three months ended March 31, 2004. Therefore, the operating revenues and expenses of the property are not included in the operating results discussed below. See note 4 to our consolidated financial statements for a summary of the items that comprise Income from discontinued operations.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.5 million ($13.6 million based on the foreign exchange rate as of March 31, 2005) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($18.9 million based on the foreign exchange rate as of March 31, 2005). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($6.8 million based on the foreign exchange rate as of March 31, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the Offering, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under generally accepted accounting principles (GAAP) by canceling the bank guarantee. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. SHCI recorded a deferred gain of $103.6 million in connection with this transaction. For the three months ended March 31, 2005, we recognized $1.1 million of the deferred gain as a reduction of lease expense in the accompanying consolidated statement of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 16 months of the minimum rent. The security deposit at March 31, 2005 is $14.9 million and is included in Other assets on the accompanying consolidated balance sheet.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’s predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.4 million ($4.4 million based on the foreign exchange rate as of March 31, 2005) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secured this guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.2 million based on the foreign exchange rate as of March 31, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’s predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration of €86,000 ($112,000) was paid upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’s predecessor did not previously own. As described above, following the Offering, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the bank guarantee, which constituted continuing involvement under GAAP. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation from our balance sheet. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statement of operations. We recorded a deferred gain of $5.6 million in connection with this transaction. For the three months ended March 31, 2005, we recognized $51,000 of the deferred gain as a reduction of lease expense in the accompanying consolidated statement of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 18 months of the minimum rent. The security deposit at March 31, 2005 is $6.5 million and is included in Other assets on the accompanying consolidated balance sheet.

Acquisitions. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million.

On April 1, 2005, we purchased an 85% controlling interest in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for an agreed aggregate value of $303.5 million. The hotels are each held in partnerships in which we own controlling 85% interests with InterContinental Hotels (“IHG”) holding the remaining 15%. Through the partnership agreements with IHG, we are entitled to receive a non-cumulative preferred return of 8% on our total investment of $263.5 million (less our proportionate share of the partnership’s debt service obligations, including approximately $202.0 million of financing put into place by the partnership at closing at a blended interest rate of LIBOR plus 1.75%). Our $263.5 million investment includes our proportionate share of the cost of the properties and the financing put in place by the partnership at closing, anticipated closing costs and initial capital expenditures. We funded the equity portion of our investment from the proceeds of a preferred stock offering. After we receive our preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, we and IHG will share proportionately in partnership distributions in accordance with our respective percentage ownership interests.

Operating Results

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The following table presents our total portfolio and Comparable REIT Assets (defined on page 25) operating results for the three months ended March 31, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands, except operating data)
Revenues:
Rooms	$61,868	$85,146	$(23,278)	(27.3)%	$58,061	$49,125	$8,936	18.2%
Food and beverage	35,319	41,737	(6,418)	(15.4)%	31,201	25,284	5,917	23.4%
Other hotel operating revenue	12,278	13,669	(1,391)	(10.2)%	10,555	9,492	1,063	11.2%

	109,465	140,552	(31,087)	(22.1)%	99,817	83,901	15,916	19.0%
Lease revenue	4,071	6,579	(2,508)	(38.1)%	2,980	5,344	(2,364)	(44.2)%

Total revenues	113,536	147,131	(33,595)	(22.8)%	102,797	89,245	13,552	15.2%

Operating Costs and Expenses:
Hotel operating expenses	78,769	106,766	(27,997)	(26.2)%	69,611	59,397	10,214	17.2%
Lease expense	3,573	—	3,573	—	2,519	—	2,519	—
Depreciation and amortization	10,587	20,151	(9,564)	(47.5)%	9,282	9,894	(612)	(6.2)%
Corporate expenses	4,757	6,523	(1,766)	(27.1)%	—	—	—	—

Total operating costs and expenses	97,686	133,440	(35,754)	(26.8)%	81,412	69,291	12,121	17.5%

Operating income	15,850	13,691	2,159	15.8%	$21,385	$19,954	$1,431	7.2%

Interest expense, net	(7,190)	(24,731)	17,541	(70.9)%
Gain on early extinguishment of debt	—	2,188	(2,188)	(100.0)%
Other income, net	1,662	1,195	467	39.1%

Income (loss) before income taxes, minority interests and discontinued operations	10,322	(7,657)	17,979	(234.8)%
Income tax expense	(1,020)	(246)	(774)	314.6%
Minority interests	(2,203)	(86)	(2,117)	2461.6%

Income (loss) from continuing operations	7,099	(7,989)	15,088	(188.9)%
Income from discontinued operations	—	75,662	(75,662)	(100.0)%

Net Income	$7,099	$67,673	$(60,574)	(89.5)%

Comparable REIT Asset operating income					$21,385	$19,954	$1,431	7.2%
Corporate expenses					(4,757)	(6,523)	1,766	(27.1)%
Corporate depreciation and amortization					(27)	(51)	24	(47.1)%
Non-Comparable REIT Asset operating income (loss)					(751)	311	(1,062)	(341.5)%

Operating Income					$15,850	$13,691	$2,159	15.8%

Operating Data (1):
Number of hotels	14	20			12	12
Number of rooms	5,820	9,010			5,282	5,282
Comparable RevPAR	$134.46	$133.32	$1.14	0.9%	$134.84	$126.52	$8.32	6.6%

(1)	Properties owned through joint ventures and sold properties as of the end of the periods presented are excluded from these numbers.

In February 2004 we sold the Hyatt Regency Capitol Hill and in August 2004 we acquired the Ritz-Carlton Half Moon Bay. The results of operations for the Hyatt Regency Capitol Hill, which we held for sale as of December 31, 2003, are included in income from discontinued operations for the three months ended March 31, 2004. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $2.2 million, or 15.8%, to $15.9 million for the three months ended March 31, 2005, from $13.7 million for the three months ended March 31, 2004. This increase in operating income is due to the following events:

(a) a $1.8 million increase attributable to a decrease in corporate expenses;

(b) a $3.9 million increase attributable to the Comparable REIT Assets (excluding lease expense at the Paris Marriott);

(c) a $1.1 million increase (excluding lease expense at the Hamburg Marriott) attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004. For the period from March 1, 2004 to March 31, 2004 this was recorded as lease revenue, which is reflected in operating income in the accompanying statements of operations, however for the period from January 1, 2004 to February 29, 2004, the Company’s 35% interest in the hotel was recorded as earnings of joint venture and is reflected in other income, net in the accompanying statements of operations; offset by

(d) a $0.1 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the three months ended March 31, 2004;

(e) a $3.6 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004; and

(f) a $0.9 million decrease attributable to the seasonal low period at the Ritz-Carlton Half Moon Bay, which we did not own in the first quarter of 2004.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the three months ended March 31, 2005 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the three months ended March 31, 2004, the results are only reflected in lease revenue in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the three months ended March 31, 2005, the net results are reflected in lease revenue in the accompanying operating results. For the three months ended March 31, 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses, but do not affect hotel operating income.

The table below reflects the total for each line item included in the Comparable REIT Assets table above related to both the Hyatt Regency New Orleans and the Paris Marriott.

	2005	2004	Change($)	Change(%)
Revenues:
Rooms	$10,454	$4,287	$6,167	143.9%
Food and beverage	6,206	1,119	5,087	454.6%
Other hotel operating revenue	996	186	810	435.5%

	17,656	5,592	12,064	215.7%
Lease revenue	2,980	5,344	(2,364)	(44.2)%

Total revenues	20,636	10,936	9,700	88.7%

Operating Costs and Expenses:
Hotel operating expenses	12,098	3,847	8,251	214.5%
Lease expense	2,519	—	2,519	—
Depreciation and amortization	1,788	1,992	(204)	(10.2)%

Total operating costs and expenses	16,405	5,839	10,566	181.0%

Operating income	$4,231	$5,097	$(866)	(17.0)%

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the three months ended March 31, 2005 and 2004, as described below, excluding the results of the Hyatt Regency New Orleans and the Paris Marriott.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $33.6 million or 22.8% to $113.5 million for the three months ended March 31, 2005, from $147.1 million for the three months ended March 31, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $13.6 million, or 15.2%, to $102.8 million for the three months ended March 31, 2005, from $89.2 million for the three months ended March 31, 2004. Excluding a $9.7 million increase in hotel operating revenues attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating revenues increased $3.9 million, or 4.9%, to $82.2 million for the three months ended March 31, 2005, from $78.3 million for the three months ended March 31, 2004.

Rooms. For the total portfolio, room revenue decreased $23.3 million, or 27.3%, to $61.9 million for the three months ended March 31, 2005, from $85.1 million for the three months ended March 31, 2004. RevPAR from our total portfolio for the three months ended March 31, 2005 increased by 0.9% from the three months ended March 31, 2004. The components of RevPAR from our total portfolio for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three Months Ended March 31,
	2005	2004
Occupancy	71.4%	71.4%
Average daily rate	$188.39	$186.74
RevPAR	$134.46	$133.32

For the Comparable REIT Assets, room revenue increased $8.9 million, or 18.2%, to $58.1 million for the three months ended March 31, 2005, from $49.1 million for the three months ended March 31, 2004. Excluding a $6.2 million increase in room revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), room revenue increased $2.8 million, or 6.2%, to $47.7 million for the three months ended March 31, 2005, from $44.8 million for the three months ended March 31, 2004. The increase in room revenue is due to increases in both occupancy and ADR for the period.

RevPAR from our Comparable REIT Assets for the three months ended March 31, 2005 increased by 7.4% from the three months ended March 31, 2004 (excluding the Hyatt Regency New Orleans and the Paris Marriott). The components of RevPAR from our Comparable REIT Assets for the three months ended March 31, 2005 and 2004, excluding the Hyatt Regency New Orleans and the Paris Marriott, are summarized as follows:

	Three Months Ended March 31,
	2005	2004
Occupancy	74.6%	72.3%
Average daily rate	$186.15	$178.74
RevPAR	$138.91	$129.28

The 7.4% increase in RevPAR for the Comparable REIT Assets (excluding the Hyatt Regency New Orleans and the Paris Marriott) resulted from a 2.3% percentage-point increase in occupancy and a 4.1% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months ended March 31, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 13.2% increase, the Hyatt Regency LaJolla with a 21.2% increase, the Hilton Burbank Airport with a 12.9% increase and the Embassy Suites Lake Buena Vista with a 12.9% increase. These increases were partially offset by a 6.9% RevPAR decrease at the Marriott Lincolnshire Resort.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $6.4 million, or 15.4%, to $35.3 million for the three months ended March 31, 2005, from $41.7 million for the three months ended March 31, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $5.9 million, or 23.4%, to $31.2 million for the three months ended March 31, 2005, from $25.3 million for the three months ended March 31, 2004. Excluding a $5.1 million increase in food and beverage revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), food and beverage revenue increased $0.8 million, or 3.4%, to $25.0 million for the three months ended March 31, 2005, from $24.2 million for the three months ended March 31, 2004. This increase is primarily driven by the increase of $0.9 million in food and beverage revenue at the Hyatt Regency La Jolla.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $1.4 million, or 10.2% to $12.3 million for the three months ended March 31, 2005, from $13.7 million for the three months ended March 31, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $1.1 million, or 11.2% to $10.6 million for the three months ended March 31, 2005, from $9.5 million for the three months ended March 31, 2004. Excluding an $0.8 million increase in other hotel operating revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), other hotel operating revenue increased $0.3 million, or 2.7%, to $9.6 million for the three months ended March 31, 2005, from $9.3 million for the three months ended March 31, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 16.2% during the three months ended March 31, 2005 compared to the same period of 2004.

Lease Revenue. For the total portfolio, lease revenue decreased $2.5 million, or 38.1% for the three months ended March 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, lease revenue decreased $2.4 million, or 44.2% for the three months ended March 31, 2005 as compared to the corresponding period of 2004. Lease revenue for the three months ended March 31, 2005 includes lease revenue from the Paris Marriott of $3.0 million, which began being recorded as a lease subsequent to June 29, 2004. Lease revenue for the three months ended March 31, 2004 includes lease revenue from the Hyatt Regency New Orleans of $5.3 million, which was converted to a management agreement in connection with the Offering.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2005 and 2004, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands)
Hotel operating expenses:
Rooms	$13,261	$21,496	$(8,235)	(38.3)%	$11,972	$9,915	$2,057	20.7%
Food and beverage	24,985	32,520	(7,535)	(23.2)%	21,538	18,208	3,330	18.3%
Other departmental expenses	29,881	38,370	(8,489)	(22.1)%	26,463	23,193	3,270	14.1%
Management fees	4,266	5,120	(854)	(16.7)%	3,978	3,779	199	5.3%
Other property level expenses	6,376	9,260	(2,884)	(31.1)%	5,660	4,302	1,358	31.6%

Total hotel operating expenses	$78,769	$106,766	$(27,997)	(26.2)%	$69,611	$59,397	$10,214	17.2%

For the total portfolio, hotel operating expenses decreased $28.0 million, or 26.2% for the three months ended March 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $10.2 million, or 17.2% for the three months ended March 31, 2005 as compared to the same period in 2004. Excluding an $8.3 million increase in hotel operating expenses attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating expenses increased $2.0 million, or 3.5%, to $57.5 million for the three months ended March 31, 2005, from $55.6 million for the three months ended March 31, 2004. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($1.3 million), administration and general costs ($0.4 million) and marketing costs ($0.3 million).

Lease Expense. In connection with the Offering, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $3.6 million on the statement of operations for the three months ended March 31, 2005 includes a realized portion of the deferred gain of $1.1 million. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $2.5 million for three months ended March 31, 2005 includes a realized portion of the deferred gain of $1.0 million related to the Paris Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $9.6 million, or 47.5%, for the three months ended March 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $0.6 million, or 6.2%, for the three months ended March 31, 2005 as compared to the same period in 2004.

Corporate Expenses decreased by $1.8 million to $4.8 million for the three months ended March 31, 2005 from $6.5 million for the same period in 2004. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $1.8 million is primarily attributable to:

•	a $0.4 million increase in compensation expense related to restricted stock units issued; and

•	a $0.8 million increase in professional fees due to additional legal and Sarbanes Oxley fees related to operating as a public company; offset by

•	a $0.2 million decrease in consulting fees; and

•	$2.6 million decrease in legal fees as a result of our settled litigation with Marriott.

Interest Expense, Net. The $17.5 million decrease in interest expense, net for the three months ended March 31, 2005 as compared to the three months ended 2004 was due to:

•	a $13.9 million decrease attributable to lower average borrowings;

•	a $2.9 million decrease due to lower average rates;

•	a $0.8 million decrease in amortization of deferred financing costs; and

•	a $0.1 million decrease related to the mark-to-market of derivative instruments; offset by

•	a $0.2 million decrease in interest income.

The components of Interest expense, net for the three months ended March 31, 2005 are summarized as follows:

•	mortgage debt ($5.9 million);

•	bank credit facility ($0.8 million);

•	amortization of deferred financing costs ($0.7 million);

•	other debt ($0.1 million); offset by

•	interest income ($0.3 million).

Including convertible debt in 2004, the weighted average debt outstanding for the three months ended March 31, 2005 and 2004 amounted to $0.5 billion and $1.6 billion, respectively, and the weighted average interest rates were 5.04% and 5.76%. At March 31, 2005, 38.0% of our total debt had variable interest rates and 62.0% had fixed interest rates.

Loss on Early Extinguishment of Debt. On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt that has been reported as a Gain on early extinguishment of debt in the consolidated statement of operations for the three months ended March 31, 2004.

Other Income, Net. Other income, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income, net amounted to $1.7 million for the three months ended March 31, 2005 and $1.2 million for the three months ended March 31, 2004. The net change of $0.5 million is primarily attributable to the following factors:

•	Prior to the Offering, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive income (loss) (to the extent deemed effective) and to other income, net (to the extent deemed ineffective). When marking these contracts to market we recorded a credit to other income, net of $1.4 million for the three months ended March 31, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•	During the three months ended March 31, 2005 and 2004, we recorded $0.4 million and $0.1 million of income, respectively, in our equity in earnings of joint ventures related to the Hamburg Marriott (through the date of sale on March 1, 2004) and the InterContinental Prague.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. During the three months ended March 31, 2005 we recognized $1.3 million of income related to this agreement.

•	We had foreign exchange losses of $0.1 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

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

We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the three months ended March 31, 2005 and 2004, income tax expense is summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Current benefit (expense)	$632	$(413)
Deferred (expense) benefit	(1,652)	167

Income tax (expense)	$(1,020)	$(246)

Minority Interests. Prior to the Offering, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the Offering, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interest expense increased by $2.1 million to $2.2 million for the three months ended March 31, 2005 from $0.1 million for the three months ended March 31, 2004.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for this hotel as discontinued operations for the three months ended March 31, 2004. Income from discontinued operations amounted to $75.7 million for the three months ended March 31, 2004, which included the $76.0 million gain recognized on the sale of the hotel.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance expenditures necessary to maintain our properties;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to improve our properties;

•	acquisitions;

•	future distributions paid to our stockholders to maintain our REIT status; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital, our bank credit facility and cash provided by our operations. We believe that our existing working capital, our bank credit facility described below and cash provided by operations will continue to be sufficient to meet our liquidity requirements for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2005 and 2004 amounted to $3.0 million and $6.0 million, respectively. Owner funded expenditures for the three months ended March 31, 2005 and 2004 amounted to $0.5 million and $2.3 million, respectively. Contributions to the reserves for furniture, fixtures and equipment during the first quarter of 2005 amounted to $4.8 million.

Bank credit facility. On June 29, 2004, SHC Funding obtained a three-year commitment for a $120.0 million revolving credit facility from a group of lenders led by Deutsche Bank Trust Company of America. This revolving credit facility may be used to finance our working capital requirements and general corporate purposes. Borrowings under this facility bear interest at floating rates equal to, at our option, either: (i) LIBOR plus 295 basis points; or (ii) 170 basis points plus the higher of:

•	the prime rate announced by Deutsche Bank Trust Company of America, in effect on the date of borrowing; or

•	the Federal Funds Rate in effect on such day plus 50 basis points.

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of May 11, 2005 there was $53.0 million outstanding under this facility.

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The credit facility also contains customary restrictive covenants, including the following:

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

As of March 31, 2005, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of March 31, 2005, we had 496,909 restricted stock units outstanding, of which 195,592 were vested. The following table presents the changes in our issued and outstanding common shares and operating partnership units since December 31, 2004 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2004	30,035,701	9,401,859	39,437,560
Restricted stock units redeemed for common shares	32,441	—	32,441

Outstanding at March 31, 2005	30,068,142	9,401,859	39,470,001

We issued $100.0 million of preferred stock in March 2005, as reflected in the discussion of financing activities below.

Cash Flows

Operating Activities. Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2005, compared to net cash provided by operating activities of $3.3 million for the three months ended March 31, 2004. Cash flow from operations increased primarily because of our increase in hotel operating income, as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the Offering.

Investing Activities. Net cash used in investing activities was $4.4 million for the three months ended March 31, 2005, compared to net cash provided by investing activities of $165.5 million for the three months ended March 31, 2004. The significant investing activities are summarized below:

•	we sold one hotel during the three months ended March 31, 2004 for net sales proceeds of $156.4 million.

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.2 million in the first quarter of 2004.

•	we disbursed $3.0 million and $6.0 million during the three months ended March 31, 2005 and 2004, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash provided by financing activities was $37.9 million for the three months ended March 31, 2005 compared to net cash used in financing activities of $63.6 million for the three months ended March 31, 2004. Significant financing activities applicable to the three months ended March 31, 2005 and 2004 are described below.

For the three months ended March 31, 2005, we received proceeds from issuance of preferred stock, net of offering costs of $97.5 million and made net payments on the bank credit facility of $54.0 million. In addition, on December 6, 2004 we declared a quarterly distribution of $0.22 per share of common stock payable to shareholders of record on December 31, 2004. The distribution was paid on January 20, 2005. SHC Funding also declared a quarterly distribution of $0.22 per unit payable to unitholders of record on December 31, 2004. This distribution was also paid on January 20, 2005.

For the three months ended March 31, 2004, we retired mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repaid a loan from the City of Burbank, California and made scheduled principal payments in the aggregate amount of $73.3 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Long-term debt obligations	$488,634	$2,037	$9,178	$282,034	$195,385
Interest on long-term debt obligations	126,467	18,155	70,338	30,637	7,337
Operating lease obligations—ground leases and office space	4,178	258	747	160	3,013
Operating leases – Paris Marriott and Hamburg Marriot	448,520	13,525	54,101	36,067	344,827
Deferred fees under hotel management contracts	2,290	131	525	350	1,284

Total	$1,070,089	$34,106	$134,889	$349,248	$551,846

Reserve Funds for Capital Expenditures

We maintain each of our hotels in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2005, $17.8 million was in restricted cash and cash equivalents as reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash and cash equivalents. Amounts are capitalized as incurred. Any unexpended amounts will remain with our property upon termination of the management and operating contracts.

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

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50.0 million to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the InterContinental Prague. The above hedges were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements were recorded in Accumulated other comprehensive income (loss) (to the extent deemed effective) and to Other income, net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These contracts were distributed to SHC LLC in conjunction with the Offering. For the three months ended March 31, 2004, our mark-to-market adjustments of these contracts resulted in a $1.4 million credit to Other income, net and a $0.6 million reduction of Accumulated other comprehensive income (loss).

See Item 3. Quantitative and Qualitative Disclosures About Market Risk for additional disclosures related to derivatives and interest rate risk.

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

Under the above-described agreements, we and the GIC RE affiliate formed joint ventures that acquired the 277-room Hamburg Marriott in June 2000 and the 364-room InterContinental Prague in August 1999. See the previous discussion related to the Hamburg sale and leaseback transaction and our acquisition of GIC RE’s 65% interest in the Hamburg Marriott joint venture under “—Recent Trends and Events—Sales of Hotels”.

At March 31, 2005, our investment in the Prague joint venture was $11.8 million. We account for this investment under the equity method of accounting. Our equity in earnings of hotel joint ventures (included in these amounts are our equity in earnings in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $0.4 million and $0.1 million for the three months ended March 31, 2005 and 2004, respectively, and is included in Other income, net in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($81.3 million based on the foreign exchange rate as of March 31, 2005) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €71.5 million ($92.7 million based on the foreign exchange rate as of March 31, 2005) outstanding under this arrangement at March 31, 2005. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $3.2 million in the three months ended March 31, 2004.

On June 14, 2000, we invested $5.7 million in the joint venture that purchased the Hamburg Marriott. Also on June 14, 2000, in connection with its simultaneous purchase of the hotel, the joint venture owning the Hamburg Marriott entered into a loan agreement with Rheinhyp Rheinische Hypothekenbank Aktiengesellschaft. This loan was retired in February 2004 using proceeds from the DIFA sale and leaseback transaction described above under “—Recent Trends and Events—Sales of Hotels”. While outstanding, the loan, with an original principal amount of €29.9 million ($28.7 million), provided for interest at EURIBOR plus 0.85% and required interest payments monthly, quarterly or semi-annually as agreed by the joint venture and the lender. Principal was paid in December of each year with 1% of the original loan balance paid in 2000 and 2% of the original loan balance paid in 2001 through 2003.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 1. Financial Statements and Supplementary Data—Note 10 Related Party Transactions” for a complete discussion of our transactions with related parties.

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

Seasonality

The lodging business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Revenues for hotels in tourist areas generally are greater during tourist season than other times of the year. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel. Hotel revenues by quarter during 2003, 2004 and 2005 were as follows:

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenues
2003	$141,937		$139,401	$130,503		$153,713
2004	$147,131		$151,803	$85,064	(1)	$107,440	(1)
2005	$113,536	(1)

(1)	The third and fourth quarter of 2004 and the first quarter of 2005 exclude the results of the Distributed Properties.

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

As of March 31, 2005, our total outstanding mortgages and other debt payable was approximately $488.6 million, of which approximately $185.9 million, or 38.0%, was variable rate debt. Total variable debt excludes $96.0 million fixed by the interest rate swap described above. If market rates of interest on our variable rate debt increase by 50%, or approximately 100 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.9 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 20 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.4 million annually.

On April 14, 2005, we executed $150 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on corporate floating rate debt. The aggregate $150 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42 % for a combined notional amount of $75 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75 million.

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

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.

To manage the currency exchange risk applicable to equity positions in foreign hotels, we may use long-term mortgage debt denominated in the local currency. In addition, we may enter into forward or option contracts.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Principal Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of March 31, 2005. There has been no change to our internal control over financial reporting during the quarter ended March 31, 2005 identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTEL CAPITAL, INC.

May 11, 2005	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

May 11, 2005	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer