Form 10-Q
period 2005-06-30
STRATEGIC HOTEL CAPITAL INC
filed 2005-08-03
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2005 was 30,077,505.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
Assets
Property and equipment	$1,260,746	$952,717
Less accumulated depreciation	(245,274)	(222,150)

Net property and equipment	1,015,472	730,567

Goodwill	66,656	66,438
Intangible assets (net of accumulated amortization of $539 and $87, respectively)	3,243	1,613
Investment in hotel joint venture	11,481	12,060
Cash and cash equivalents	58,085	40,071
Restricted cash and cash equivalents	26,530	26,979
Accounts receivable (net of allowance for doubtful accounts of $321 and $361, respectively)	28,585	21,056
Deferred financing costs (net of accumulated amortization of $2,964 and $1,420, respectively)	12,042	11,178
Other assets	76,103	80,388

Total assets	$1,298,197	$990,350

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$689,975	$489,140
Bank credit facility	48,000	54,000
Accounts payable and accrued expenses	76,101	58,946
Distributions payable	8,718	8,709
Deferred fees on management contracts	2,246	2,333
Deferred gain on sale of hotels	104,338	119,616

Total liabilities	929,378	732,744

Minority interests in SHCI’s operating partnerships	60,516	61,053
Minority interests in consolidated hotel joint ventures	15,612	—

Shareholders’ equity:
8.5% Series A Cumulative Redeemable Preferred Shares ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,540	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 30,077,505 and 30,035,701 common shares issued and outstanding, respectively)	301	300
Additional paid-in capital	485,771	483,691
Deferred compensation	(2,423)	(1,731)
Accumulated deficit	(258,642)	(271,873)
Accumulated distributions to shareholders	(29,360)	(13,447)
Accumulated other comprehensive loss	(496)	(387)

Total shareholders’ equity	292,691	196,553

Total liabilities and shareholders’ equity	$1,298,197	$990,350

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rooms	$75,330	$86,247	$137,198	$171,393
Food and beverage	44,513	43,380	79,832	85,117
Other hotel operating revenue	14,149	13,527	26,427	27,196

	133,992	143,154	243,457	283,706
Lease revenue	3,908	8,649	7,979	15,228

Total revenues	137,900	151,803	251,436	298,934

Operating Costs and Expenses:
Rooms	17,893	22,112	31,154	43,608
Food and beverage	30,977	33,125	55,962	65,645
Other departmental expenses	36,635	39,127	66,516	77,497
Management fees	4,315	5,168	8,581	10,288
Other property level expenses	8,916	8,897	15,292	18,157
Lease expense	3,418	—	6,991	—
Depreciation and amortization	14,225	19,906	24,812	40,057
Corporate expenses	4,650	13,671	9,407	20,194

Total operating costs and expenses	121,029	142,006	218,715	275,446

Operating income	16,871	9,797	32,721	23,488

Interest expense	(10,721)	(25,588)	(18,203)	(50,843)
Interest income	469	445	761	969
Loss on early extinguishment of debt	—	(24,134)	—	(21,946)
Other income (expenses), net	2,961	(3,238)	4,623	(2,043)

Income (loss) before income taxes, minority interests and discontinued operations	9,580	(42,718)	19,902	(50,375)
Income tax expense	(1,547)	(109)	(2,567)	(355)
Minority interests	(1,901)	1,014	(4,104)	928

Income (loss) from continuing operations	6,132	(41,813)	13,231	(49,802)
Income from discontinued operations	—	—	—	75,662

Net income (loss)	6,132	(41,813)	13,231	25,860

Preferred shareholder dividend	(2,154)	—	(2,503)	—

Net income (loss) available to common shareholders	$3,978	$(41,813)	$10,728	$25,860

Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.13	$(2.17)	$0.35	$(2.59)
Income from discontinued operations available to common shareholders per share	—	—	—	3.94

Net income (loss) available to common shareholders per share	$0.13	$(2.17)	$0.35	$1.35

Basic weighted-average common shares outstanding	30,257	19,269	30,247	19,190

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.13	$(2.19)	$0.35	$(2.63)
Income from discontinued operations available to common shareholders per share	—	—	—	3.92

Net income (loss) available to common shareholders per share	$0.13	$(2.19)	$0.35	$1.29

Diluted weighted-average common shares outstanding	30,406	19,501	30,395	19,306

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$13,231	$25,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interests	4,104	(928)
Deferred income tax expense (benefit)	2,168	(527)
Depreciation and amortization	24,812	40,057
Amortization of deferred financing costs	1,544	3,036
Equity in earnings of hotel joint ventures	(1,558)	(825)
Deferred compensation expense	987	3,341
Gain on sale of assets	—	(75,982)
Recognition of deferred and other gains, net	(1,653)	—
Loss on early extinguishment of debt	—	19,066
Mark to market of derivatives included in other income (expenses), net	—	2,691
Mark to market of derivatives included in interest expense	39	384
Increase in accounts receivable	(7,152)	(5,606)
Increase in other assets	(1,610)	(19,393)
Increase (decrease) in accounts payable and accrued expenses	6,110	(40,708)

Net cash provided by (used in) operating activities	41,022	(49,534)

Investing Activities:
Proceeds from sale of assets	—	156,354
Distributions from hotel joint ventures	—	15,602
Acquisition of property	(188)	—
Acquisition of interest in hotel joint venture	(112)	(162)
Acquisition of interests in consolidated joint ventures	(285,548)	—
Restricted and unrestricted cash acquired	159	7,688
Capital expenditures	(8,774)	(14,863)
Decrease in restricted cash and cash equivalents	2,550	64,586

Net cash (used in) provided by investing activities	(291,913)	229,205

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	216,861
Proceeds from issuance of preferred stock, net of offering costs	97,540	—
Proceeds from bank credit facility	70,000	31,500
Payments on bank credit facility	(76,000)	—
Proceeds from mortgage debt	202,000	1,133,500
Payments on mortgage debt and other debt	(1,165)	(1,361,819)
Financing costs	(2,408)	(32,648)
Distributions to shareholders	(13,457)	—
Distributions to preferred shareholders	(2,503)	—
Distributions to minority interest holders	(4,138)	(274)
Distribution to SHC LLC	(37)	(214,977)

Net cash provided by (used in) financing activities	269,832	(227,857)

Effect of translation adjustment on cash	(927)	(486)

Net change in cash and cash equivalents	18,014	(48,672)
Cash and cash equivalents, beginning of period	40,071	107,437

Cash and cash equivalents, end of period	$58,085	$58,765

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Acquisition of Interest in Hotel Joint Venture

- Building	$—	$45,482

- Finance obligation	$—	$50,672

- Investment in hotel joint venture	$—	$2,230

- Net working capital	$—	$3,122

Acquisition of Interests in Consolidated Hotel Joint Ventures

- Investing activities	$(15,612)	$—

- Financing activities	$15,612	$—

Sale of Hotels
Assets	$—	$138,065

Liabilities	$—	$247,274

Deferred Gain	$—	$109,209

Distribution of net assets to SHC LLC	$—	$(12,852)

Restricted stock units	$7	$2,921

Cash Paid For:
Interest, including a reduction of interest expense for capitalized interest of $134 and $0, respectively	$(15,031)	$(51,725)

Taxes, net of refunds	$(2,982)	$(34,163)

See notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotel Capital, Inc. and subsidiaries (SHCI or the Company) is a real estate investment trust (REIT) that was formed in January 2004. SHCI conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SHC Funding).

SHCI acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHCI’s portfolio includes 17 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

On June 29, 2004, SHCI completed its initial public offering (the IPO) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the IPO, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the IPO, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests in seven hotels, and SHCI, a public entity with interests in SHC Funding, the operating partnership in an UPREIT structure that held interests in the remaining 14 hotels. Contemporaneous with the IPO, SHC Funding became owned by SHCI, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHCI is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC. The new SHC LLC also retained available corporate cash on hand prior to the IPO, an $11.8 million liability relating to forward currency contracts, and $129.3 million of outstanding convertible debentures and Class C units of its limited partnerships. During the third quarter of 2004, SHCI distributed $19.0 million to the new SHC LLC and during the second quarter of 2005, SHCI distributed an additional $37,000 to the new SHC LLC as final settlement on the reverse spin-off transaction described above. These transactions are collectively termed the “Formation and Structuring Transactions.”

Subsequent to the IPO, SHCI exercises control over SHC Funding as its managing member and majority membership interest holder and consolidates SHC Funding. SHC Funding’s financial results for periods prior to June 29, 2004 include those of the seven properties distributed to the new SHC LLC through the date of the IPO. SHC LLC prior to the IPO is referred to as SHCI’s predecessor.

As of June 30, 2005, SHC Funding owns or leases the following 17 hotels:

1.	Four Seasons Punta Mita Resort

2.	Four Seasons Mexico City

3.	Hyatt Regency La Jolla

4.	Hyatt Regency Phoenix

5.	Hyatt Regency New Orleans

6.	Loews Santa Monica Beach Hotel

7.	Hilton Burbank Airport

8.	Embassy Suites Lake Buena Vista

9.	Marriott Rancho Las Palmas
10.	Marriott Lincolnshire

11.	Marriott Schaumburg

12.	Marriott Champs Elysees Paris

13.	Marriott Hamburg

14.	Ritz-Carlton Half Moon Bay

15.	InterContinental Chicago (consolidated joint venture)

16.	InterContinental Miami (consolidated joint venture)

17.	InterContinental Prague (unconsolidated joint venture)

SHC LLC owns the following seven hotels:

1.	Ritz-Carlton Laguna Niguel

2.	Hyatt Regency San Francisco

3.	Park Hyatt San Francisco

4.	Loews Beverly Hills

5.	Westin Santa Clara

6.	The Essex House, a Westin Hotel

7.	Marriott Eastside New York

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. SHCI controls the operations of SHC Funding, an operating partnership in an UPREIT structure, and consolidates the operating partnership. SHC Funding owns 35% of one hotel joint venture at June 30, 2005 and December 31, 2004, which is accounted for by SHC Funding using the equity method of accounting. At June 30, 2005, SHC Funding also owns 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

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

In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, SHCI changed the classification of changes in certain restricted cash balances related to loan and other agreements to present such changes as an investing activity. In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004, SHCI reclassified changes in restricted cash balances to be consistent with our 2005 presentation, which resulted in a $73,150,000 increase to investing cash flows and a corresponding decrease to financing cash flows from the amounts previously reported.

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

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2005 and December 31, 2004, Restricted cash and cash equivalents include $19,978,000 and $16,654,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2005 and December 31, 2004, Restricted cash and cash equivalents include reserves of $6,552,000 and $10,325,000, respectively, required by loan and other agreements.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares and vested restricted stock units (Note 9) outstanding during the period plus the weighted average

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the IPO for purposes of the weighted average share calculation. Securities consisting of 9,402,000 units in SHC Funding are convertible into shares of SHCI and could potentially dilute basic earnings per share in the future. These units are not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005 because they would be antidilutive.

The following table sets forth the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$6,132	$(41,813)	$13,231	$25,860
Preferred shareholder dividend	(2,154)	—	(2,503)	—

Net income (loss) available to common shareholders used for basic earnings per share	3,978	(41,813)	10,728	25,860
Conversion of minority interests and option shares	—	(952)	—	(952)

Net income (loss) available to common shareholders used for diluted earnings per share	$3,978	$(42,765)	$10,728	$24,908

Weighted average common shares - basic	30,257	19,269	30,247	19,190
Restricted stock units	149	—	148	—
Conversion of minority interests	—	230	—	115

Conversion of minority interests and option shares	—	2	—	1

Weighted average common shares - diluted	30,406	19,501	30,395	19,306

Comprehensive Income:

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s Accumulated other comprehensive loss results from unrealized gains on foreign currency translation adjustments (CTA) and the mark to market of certain derivative financial instruments.

The following are the comprehensive income statements for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$6,132	$(41,813)	$13,231	$25,860
Mark to market of derivatives	(3,410)	1,470	(2,296)	1,595
Currency translation adjustments	1,383	13,662	2,213	13,966

Comprehensive income (loss)	$4,105	$(26,681)	$13,148	$41,421

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the detailed components of Accumulated other comprehensive loss:

	Derivative Instruments	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
	(in thousands)
Balance at December 31, 2004	$(910)	$523	$(387)

Mark to market of derivative instruments	(2,310)	—	(2,310)
Reclassification to earnings:
Interest expense	14	—	14
Other CTA activity (non-derivative)	—	2,213	2,213
Adjustment for minority interest ownership in SHC Funding	(713)	687	(26)

Balance at June 30, 2005	$(3,919)	$3,423	$(496)

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

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHCI has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, SHCI will be subject to tax in those jurisdictions. For the three and six months ended June 30, 2005 and 2004, income tax expense is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Current tax (expense) benefit:
Europe	$76	$147	$1,721	$154
Mexico	(753)	(553)	(1,629)	(910)
United States (sales, use and franchise taxes)	(354)	(62)	(491)	(125)

	(1,031)	(468)	(399)	(881)

Deferred tax (expense) benefit:
Europe	(331)	(138)	(675)	(290)
Mexico	(185)	497	(1,493)	816

	(516)	359	(2,168)	526

Total income tax expense	$(1,547)	$(109)	$(2,567)	$(355)

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding one unconsolidated joint venture hotel:

	June 30, 2005	December 31, 2004
	(in thousands)
Land	$162,252	$103,236
Leasehold interests	11,633	11,633
Buildings	826,101	622,145
Building improvements	30,112	30,112
Site improvements	13,296	12,786
Furniture, fixtures and equipment	211,113	168,096
Improvements in progress	6,239	4,709

Total property and equipment	1,260,746	952,717
Less accumulated depreciation	(245,274)	(222,150)

Net property and equipment	$1,015,472	$730,567

Consolidated hotel properties	16	14
Consolidated hotel rooms	7,268	5,820

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount.

	June 30, 2005	December 31, 2004
Southern California	27.2%	35.2%
Chicago, IL	20.7	9.6
New Orleans, LA	14.0	18.1
Northern California	9.4	12.1
Miami, FL	9.2	—
Phoenix, AZ	6.0	7.7
Orlando, FL	3.0	3.8

	89.5	86.5
Mexico	9.5	12.1
Paris, France	1.0	1.4

Total	100.0%	100.0%

Purchase of the InterContinental Chicago and the InterContinental Miami

On April 1, 2005, the Company purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for approximately $301.0 million. The hotels are each held in partnerships in which SHCI owns a controlling 85% interest with InterContinental Hotels Group (“IHG”) holding the remaining 15%. The partnership agreements with IHG provide for a preferred return such that SHCI will receive all of the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005. Subsequently, SHCI is entitled to receive a non-cumulative preferred return of 8% on its total investment less its proportionate share of the partnerships’ debt service obligations. After SHCI receives its preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, SHCI and IHG will share proportionately in partnership distributions in accordance with their respective percentage ownership interests. SHCI’s investment includes its proportionate share of the cost of the properties and the financing put in place by the partnership at closing, closing costs and initial capital expenditures. Net losses of the partnerships are first allocated to the partners to the extent of their cumulative net profit allocations and thereafter in proportion to the partners’ respective percentage interests. SHCI funded the acquisition using mortgage debt (see note 5), proceeds from the preferred stock offering (see note 7), and the revolving line of credit.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the date of purchase. On a pro forma basis, revenues, net income (loss) and basic and diluted income (loss) per share for the three and six months ended June 30, 2005 and 2004 would have been reported as follows if the acquisition had occurred at the beginning of each of the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Total revenue	$137,900	$177,262	$275,297	$345,901
Net income (loss)	$6,132	$(39,997)	$14,062	$27,070
Preferred shareholders dividend	$(2,154)	$—	$(2,503)	$(2,154)
Net income (loss) available to common shareholders	$3,978	$(39,997)	$11,559	$27,070
Net income (loss) per share available to common shareholders:
Basic	$0.13	$(2.08)	$0.38	$1.41
Diluted	$0.13	$(2.05)	$0.38	$1.40

The following is a summary of the allocation of the combined purchase price:

(in thousands)
Land	$59,016
Building	203,955
Site improvements	489
Furniture, fixtures and equipment	37,442
Intangible assets	2,083
Net working capital	(1,984)

Total purchase price	$301,001

Sale of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,376,000 ($4,086,000 based on the foreign exchange rate as of June 30, 2005) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel.

Bohus guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. SHC LLC guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,057,000 based on the foreign exchange rate as of June 30, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the sale, on March 1, 2004, a subsidiary of SHCI paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. This transaction has been accounted for as a purchase and SHCI’s basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus it did not previously own. Bohus is now accounted for as a consolidated subsidiary. Additional consideration of €86,000 ($112,000) was paid upon final settlement of working capital amounts in the first quarter of 2005.

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction, which is being recognized over the life of the lease. For the three and six months ended June 30, 2005, SHCI recognized $43,000 and $94,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 18 months of the minimum rent. This amount at June 30, 2005 and December 31, 2004 is $6,051,000 and $6,783,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

The Hamburg Marriott is subject to an operating lease agreement and SHCI records lease revenue from this hotel.

Sale of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €10,538,000 ($12,753,000 as of June 30, 2005) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

The Tenant arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14,600,000 ($17,669,000 based on the foreign exchange rate as of June 30, 2005). In addition to the bank guarantee, SHC LLC guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5,250,000 ($6,354,000 based on the foreign exchange rate as of June 30, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

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

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction, which is being recognized over the life of the lease. For the three and six months ended June 30, 2005, SHCI recognized $1,061,000 and $2,152,000 of the deferred gain. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 16 months of the minimum rent. This amount at June 30, 2005 and December 31, 2004 is $14,705,000 and $16,735,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

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

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHCI employs a strategy to acquire hotels and utilizes its expertise in asset management to increase hotel value. Once a hotel has been fully optimized, or is no longer deemed strategic, SHCI will divest the property and re-deploy the capital in line with its current corporate priorities. Consistent with this strategy, on February 6, 2004, the Company sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. The following is a summary of income from discontinued operations for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Lease revenue	$—	$—	$—	$257
Interest expense	—	—	—	(577)
Gain on sale of assets	—	—	—	75,982

Income from discontinued operations	$—	$—	$—	$75,662

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5.	INDEBTEDNESS

Bank Credit Facility:

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities, Inc. This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. The initial borrowing base of $120,000,000 is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Prior to March 22, 2005, interest was payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. On March 22, 2005, SHCI entered into an amendment to the bank credit agreement amending the interest rate resulting in interest payable monthly at either a base rate plus a spread of 1.70% or LIBOR plus a spread of 2.95%. Base rate is the prime rate announced by Deutsche Bank Trust Company Americas, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there is a commitment fee of 0.50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at June 30, 2005. At June 30, 2005, $48,000,000 was outstanding under this facility and the weighted-average interest rate for the six months ended June 30, 2005 was 6.10%.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgages and Other Debt Payable:

Mortgage and other debt payable are summarized as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Mortgages Payable	$683,057	$482,222
Other Debt	6,918	6,918

	$689,975	$489,140

Mortgages Payable

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with German American Capital Corporation, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of loans backing commercial mortgage-backed securities (CMBS) totaling $128,000,000 and mezzanine loans totaling $74,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $298,352,000 at June 30, 2005) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The notes mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at June 30, 2005 was 4.97%.

As required by the loan agreements described above, the Ventures purchased interest rate caps with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202,000,000 of the floating rate notes. These caps have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Concurrently with the purchase of the interest rate caps described above, SHC Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold with notional amounts of $202,000,000. These sold caps have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Effective April 15, 2005, the Company executed $150 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on a portion of the corporate floating rate debt. The aggregate $150 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42% for a combined notional amount of $75 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75 million.

On June 7, 2005, the Company executed an additional $50 million corporate interest rate swap agreement. This agreement effectively fixes the interest rate on a portion of the corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 4.12%.

On June 29, 2004, subsidiaries of SHCI (the Borrowers) completed two CMBS mortgage loan financings with German American Capital Corporation (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000. Proceeds from these financings, together with a portion of the IPO proceeds and the refinancing proceeds relating to the seven properties distributed to SHC LLC, were used to retire the CMBS 2003 loans described below (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,287,764,000 and to pay loan closing costs and fund cash reserves required under the loan agreements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $276,886,000 at June 30, 2005) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275 million of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200,000,000 in notes secured by a mortgage on eight of the Borrowers’ hotel properties. The new notes are secured by mortgages on nine hotel properties (carrying amount of $505,773,000 at June 30, 2005) owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes mature on September 9, 2006, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at June 30, 2005 was 4.63%.

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

Both the fixed and floating loan agreements require various cash reserve accounts. At June 30, 2005 and December 31, 2005, these cash reserves aggregate $6,552,000 and $10,325,000, respectively, and are included in Restricted cash and cash equivalents in the accompanying consolidated balance sheets.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of CMBS 2003. GSMC and GS&Co. are affiliates of certain SHCI shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate purposes. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the IPO and the proceeds of the loan mortgage financings discussed above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22,912,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004.

Other Mortgage Debt

As of December 31, 2003, the Company had U.S. dollar denominated mortgage debt that was secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans). On June 29, 2004, these loans were repaid with proceeds of the financings described above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1,222,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statements of operations for the three and six months ended June 30, 2004.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Finance Obligations

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,538,000 ($12,753,000 as of June 30, 2005) payable monthly. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,376,000 ($4,086,000 based on the foreign exchange rate as of June 30, 2005) annually. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at June 30, 2005 and December 31, 2004 is $6,918,000. Through June 29, 2004, interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. Amounts payable under this loan agreement are guaranteed by SHC Funding. The interest rate at June 30, 2005 was 6.11%.

On January 30, 2004, SHCI paid off the note and the related accrued interest payable to the City of Burbank by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as on offset to the Loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2004.

The following table summarizes the aggregate maturities for all Mortgages and other debt payable as of June 30, 2005:

Years ended December 31,	Amounts
(in thousands)
2005 (remainder)	$1,377
2006	2,903
2007	3,067
2008	3,209
2009	278,421
Thereafter	400,998

Total	$689,975

Interest Expense:

For the three months ended June 30, 2005 and 2004, interest expense was $10,721,000 and $25,588,000, respectively. For the six months ended June 30, 2005 and 2004, interest expense was $18,203,000 and

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$50,843,000 respectively. Total amortization of deferred financing costs included in Income from discontinued operations was $577,000 for the six months ended June 30, 2004. Total amortization of deferred financing costs included in Interest expense was $822,000 and $1,498,000 for the three months ended June 30, 2005, respectively and $1,544,000 and $2,459,000 for the six months ended June 30, 2005 and 2004, respectively.

6.	MINORITY INTERESTS

Minority interests represent interests held by others in SHC Funding and other entities controlled by SHCI, or for periods prior to the IPO, SHCI’s predecessor, SHC LLC. There are two components to SHCI’s minority interests. First, the Company reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHCI, but not owned by the Company. The $15,612,000 minority interest balance was established based on the agreed upon fair market value of the assets at the time of the transaction. The earnings or losses from these properties attributable to minority interests are normally reflected as minority interests in the statements of operations; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005 (see note 3). Second, minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income is allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

Prior to the IPO, minority interests represented the limited partners’ interests in limited partnerships that were controlled by SHCI’s predecessor, SHC LLC. The carrying value of the minority interest was increased by the minority interests’ share of partnership earnings and reduced by their semi-annual partnership cash distributions as well as return of capital distributions. SHC LLC’s (SHCI’s predecessor) units issued upon exchange of the limited partnership units have been accounted for at the cost of the minority interest surrendered.

7.	EQUITY AND DISTRIBUTION ACTIVITY

Common Stock:

Common Shares Outstanding:

The following table presents the changes in the issued and outstanding common shares since December 31, 2004 (excluding 9,401,859 units of SHC Funding outstanding at June 30, 2005 and December 31, 2004, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions; and 236,280 and 245,545 restricted stock units at December 31, 2004 and June 30, 2005, respectively – see note 9):

(in thousands)
Outstanding at December 31, 2004	30,036
Restricted stock units redeemed for common shares	42

Outstanding at June 30, 2005	30,078

Distributions to Shareholders:

On May 19, 2005 and March 21, 2005, SHCI declared quarterly distributions of $0.22 per share of common stock payable to shareholders of record on June 30, 2005 and March 31, 2005, respectively. The second quarter distribution was paid on July 20, 2005 and is included in Distributions payable on the accompanying consolidated balance sheet as of June 30, 2005.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the distribution to shareholders described above, SHC Funding also declared quarterly distributions of $0.22 per unit payable to unitholders of record on June 30, 2005 and March 31, 2005. The second quarter distribution was paid on July 20, 2005 and the distributions payable to minority interests of SHC Funding are included in Distributions payable on the accompanying consolidated balance sheet as of June 30, 2005.

Preferred Stock:

On March 9, 2005, SHCI completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of $97,540,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 3).

The Series A Preferred Shares have a perpetual life and may not be redeemed before March 16, 2010. Beginning March 16, 2010, SHCI may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2005.

On May 19, 2005, the Company’s Board of Directors declared quarterly distributions of $0.6257 per share on the 8.5% Series A Cumulative Redeemable Preferred Stock paid on June 30, 2005 to shareholders of record on June 15, 2005. The second quarter payment included $0.0944 per share attributable to the first quarter 2005 and $0.53125 per share attributable to the second quarter 2005. The total distribution paid on June 30, 2005 amounted to $2,503,000.

8.	DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to convert portions of its variable rate debt to fixed rate debt. Most of the Company’s caps and swaps are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive loss. To the extent ineffective, changes in the fair value of these instruments are recorded in Other income (expenses), net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from Accumulated other comprehensive loss to Interest expense, Other income (expenses), net, or Loss on early extinguishment of debt, as appropriate. The amount recorded in Interest expense was $36,000 and $258,000 for the three months ended June 30, 2005 and 2004, respectively and $39,000 and $384,000 for the six months ended June 30, 2005 and 2004, respectively. The amount recorded in Other income (expenses), net was $(83,000) for the six months ended June 30, 2004. The amount recorded in Loss on early extinguishment of debt was $1,740,000 for the three and six months ended June 30, 2004.

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive loss and when the underlying investment is liquidated will subsequently be reclassified to Other income (expenses), net in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other income (expenses), net. The amount recorded in Other income (expenses), net was $(4,082,000) and $(2,725,000) for the three and six months ended June 30, 2004, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in Other income (expenses), net. The amount recorded in Other income (expenses), net was $(155,000) and $34,000 for the three and six months ended June 30, 2004, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of June 30, 2005, SHCI does not have any forward currency contracts.

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

In conjunction with the IPO, SHCI issued restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon resignation. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At June 30, 2005, a total of 487,714 RSUs are outstanding with an aggregate value at issuance of $7,883,000. The Company recorded compensation expense of $555,000 and $3,341,000 related to these RSUs (net of forfeitures) for the three months ended June 30, 2005 and 2004, respectively and $987,000 and $3,341,000 for the six months ended June 30, 2005 and 2004, respectively.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 20% per year of service. Contributions by the Company were $20,000 and $22,000 for the three months ended June 30, 2005 and 2004, respectively and $73,000 and $74,000 for the six months ended June 30, 2005 and 2004, respectively.

In conjunction with the IPO, the Company incurred severance costs of $3,551,000 for the three and six months ended June 30, 2004, and these costs are included in corporate expenses on the unaudited condensed consolidated statements of operations.

Laurence S. Geller, the Chief Executive Officer of SHCI, has an ownership interest in SHC LLC. SHC LLC intends to buy out Mr. Geller’s interest, but the transaction has not occurred as of June 30, 2005 and negotiations continue in regard to the sale of this interest.

10.	RELATED PARTY TRANSACTIONS

The Company had an uncollateralized receivable from Laurence S. Geller, the Chief Executive Officer of SHCI of approximately $185,000 that was forgiven in conjunction with the IPO on June 29, 2004.

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement is for five years, commenced on June 29, 2004 and will renew unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. SHC LLC has entered into a purchase and sale agreement for the disposition of one property. The asset management fee will be reduced by approximately $716,000 annually, commencing 30 days after SHCI receives written notice of this sale, which is expected in the third quarter of 2005. During the three and six months ended June 30, 2005, SHCI recognized $1,250,000 and $2,500,000, respectively, of income related to its asset management agreement with SHC LLC, which is included in Other income (expenses), net in the accompanying consolidated statements of operations.

The Company has a lease agreement with SHC LLC. The Company leases office space from SHC LLC for $265,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

During the six months ended June 30, 2005, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and an initial purchaser in the preferred offering, received $1,000,000 of the initial purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. During the three and six months ended June 30, 2004, Goldman, Sachs & Co., the lead underwriter of the IPO, received a portion of the underwriting discount of $17,248,000, which was recorded as a reduction to equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of our debt during the same periods, which were recorded as deferred costs. In addition, during the three and six months ended June 30, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the IPO. These fees were recorded as a reduction of equity.

In 2004, the Company entered into a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. Relating to this agreement, $640,000 has been recorded in corporate expenses in the consolidated statements of operations for the three and six months ended June 30, 2004.

11.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

All of the properties acquired by SHCI have been subjected to environmental reviews. While some of these reviews have led to further investigation and sampling, none of the environmental studies thus far has revealed, nor is SHCI aware of any environmental liability (including asbestos-related liability) that SHCI believes would have a material adverse effect on SHCI’s business or financial statements.

Litigation:

SHCI is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHCI does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

12.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHCI operates in one business segment, hotel ownership. As of June 30, 2005, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and leasehold interests in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the unconsolidated hotel joint venture):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues:
United States	$118,002	$131,278	$210,382	$255,855
International	19,898	20,525	41,054	43,079

Total	$137,900	$151,803	$251,436	$298,934

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30, 2005	As of December 31, 2004
	(in thousands)
Long-lived Assets:

United States	$979,883	$692,762
International	105,488	105,856

Total	$1,085,371	$798,618

13.	SUBSEQUENT EVENTS

On July 13, 2005, the Company entered into an agreement to purchase the Fairmont Chicago Hotel for approximately $154.7 million. The acquisition is expected to be financed using mortgage debt, proceeds from equity issuance, and borrowings on the bank credit facility or some combination thereof and is expected to close in the third quarter of 2005.

On July 28, 2005, the Company amended the credit agreement with its lenders to increase the bank credit facility from $120,000,000 to $175,000,000 and to decrease the minimum interest coverage ratio from 2.75 to 2.50.

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

The forward-looking statements contained in this Form 10-Q reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The factors that could cause actual results to differ materially from expected results include changes in economic, business, competitive market and regulatory conditions. Important risks and factors that could cause our actual results to differ materially from any forward-looking statements include, but are not limited to:

•	Availability of capital;

•	Increases in interest rates and operating costs;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Availability to obtain or refinance debt;

•	Our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	Downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	General volatility of the capital markets and the market price of our common shares;

•	Our failure to maintain our status as a REIT;

•	Increases in real property tax rates;

•	Changes in the competitive environment in our industry and the markets where we invest;

•	Changes in real estate and zoning laws or regulations;

•	Hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France or other countries where we invest; and

•	Risks related to natural disasters.

We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this prospectus supplement to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this report and in our other documents filed with the Securities and Exchange Commission (the Commission), including our December 31, 2004 Form 10-K as filed with the Commission and the risk factors described in that filing, that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed, beginning with our 2004 tax year, as a REIT under the Code. On June 29, 2004, we completed our IPO of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels (the Distributed Property), and Strategic Hotel Capital, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements and Supplementary Data—Note 1. General” for the hotel interests owned by us and SHC LLC.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SHC Funding, which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 76.33% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

The historical financial data prior to June 29, 2004 presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section is the historical financial data for our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were not contributed to SHC Funding as part of the transactions relating to the IPO. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position after the IPO. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, or MD&A, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHCI, SHC Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2005 as applicable, unless otherwise noted.

Acquisition and Sale of Interests in Hotel Properties; Comparable REIT Assets. In February 2004, we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C. The results of operations for this property, which we held for sale as of December 31, 2003, have been classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2004. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million. On April 1, 2005, we purchased an 85% controlling interest in the InterContinental hotels in Chicago and Miami for approximately $301.0 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of the three and six months ended June 30, 2005 to 2004 do not include the InterContinental Chicago and Miami hotels in which we purchased an 85% controlling interest in April 2005, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague InterContinental which we account for under the equity method, and the Washington, D.C. hotel sold in the first quarter of 2004. Our comparable hotels for purposes of the comparison of the six months ended June 30, 2005 to 2004 also do not include the Hamburg Marriott, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004. The Comparable REIT Assets exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the IPO, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

	For the Six Months Ended June 30,
	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues
Revenues:	(Dollars in thousands)				(Dollars in thousands)
Rooms	$137,198	$171,393	54.5%	57.3%	$109,813	$93,323	55.5%	54.5%
Food and beverage	79,832	85,117	31.8%	28.5%	60,526	49,271	30.6%	28.7%
Other hotel operating revenue	26,427	27,196	10.5%	9.1%	21,631	18,502	10.9%	10.8%

	243,457	283,706	96.8%	94.9%	191,970	161,096	97.0%	94.0%
Lease revenue	7,979	15,228	3.2%	5.1%	5,841	10,370	3.0%	6.0%

Total revenues	$251,436	$298,934	100.0%	100.0%	$197,811	$171,466	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, and is also driven by occupancy.

•	Lease revenue. Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and for the Hamburg Marriott consist of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statements of operations. After the IPO transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott) (see “—Recent Trends and Events—Sales of Hotels”).

Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR, and

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR decreased 0.3% to $183.61 during the six months ended June 30, 2005 from $184.15 during the six months ended June 30, 2004. With respect to the Comparable REIT Assets, ADR increased by 5.8% to $181.14 for the six months ended June 30, 2005 from $171.26 for the six months ended June 30, 2004.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

	For the Six Months Ended June 30,
	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses
Operating Costs and Expenses:	(Dollars in thousands)				(Dollars in thousands)
Rooms	$31,154	$43,608	14.2%	15.8%	$23,887	$19,695	14.7%	14.3%
Food and beverage	55,962	65,645	25.6%	23.9%	42,540	35,780	26.2%	26.1%
Other departmental expenses	66,516	77,497	30.5%	28.2%	53,005	46,206	32.6%	33.6%
Management fees	8,581	10,288	3.9%	3.7%	7,260	7,367	4.5%	5.4%
Other property level expenses	15,292	18,157	7.0%	6.6%	12,101	8,388	7.5%	6.1%

	177,505	215,195	81.2%	78.2%	138,793	117,436	85.5%	85.5%
Lease expense	6,991	—	3.2%	—	4,923	—	3.0%	—
Depreciation and amortization	24,812	40,057	11.3%	14.5%	18,640	19,904	11.5%	14.5%
Corporate expenses	9,407	20,194	4.3%	7.3%	—	—	—	—

Total operating costs and expenses	$218,715	$275,446	100.0%	100.0%	$162,356	$137,340	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other property level expenses. Other property level expenses consist primarily of insurance costs and property taxes.

•	Lease expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent.

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

In 2005, the overall economy and the travel industry gained momentum from the accelerating recovery that began in 2004. The improvement in demand was driven by the return of the business traveler and the continuing strength of the leisure market. In response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Many of these cost-cutting strategies continue to be used by our hotel operators today. These cost-cutting measures have positively impacted the operating margins during the six months ended June 30, 2005 and should continue to have a positive impact on operating results in the future.

Asset Management Fees Earned. Subsequent to the IPO, we began earning asset management fees, including an initial base annual fee of $5.0 million, under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC with regard to the Distributed Properties. SHC LLC has entered into a purchase and sale agreement for the disposition of one property. The asset management fee will be reduced by approximately $716,000 annually, commencing 30 days after SHCI receives written notice of this sale. The transaction is expected to be consummated in the third quarter of 2005. We anticipate that in the future, SHC LLC will sell other hotels included within the agreement, which would further decrease our asset management fees earned. During the three and six months ended June 30, 2005, SHCI recognized $1.3 million and $2.5 million, respectively, of asset management fees, which is included in Other income (expenses), net in the accompanying statements of operations.

Recent Trends and Events

Recent Trends. The lodging industry and our portfolio have experienced increased demand during the six months ended June 30, 2005, when compared to the six months ended June 30, 2004. For example, with respect to the Comparable REIT Assets, RevPAR increased 6.7% to $129.60 for the six months ended June 30, 2005 from $121.49 for the six months ended June 30, 2004. Increases in RevPAR for the six months ended June 30, 2005 compared to the same period of 2004 include the Burbank Airport Hilton Hotel with a 24.3% increase and the Hyatt Regency LaJolla with an 15.8% increase. These increases were partially offset by a 10.1% RevPAR decrease at the Hyatt Regency New Orleans for the six months ended June 30, 2005 compared to the same period of 2004.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Preferred Stock Offering. On March 9, 2005, we completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $97.5 million. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of an 85% controlling interest in the InterContinental Chicago and Miami hotels.

2004 Formation and Structuring Transactions. The following items associated with the consummation of the IPO will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the IPO.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of $5.0 million per year, subject to reduction as properties are sold. SHC LLC has entered into a purchase and sale agreement for the disposition of one property. The asset management fee will be reduced by approximately $716,000 annually, commencing 30 days after SHCI receives written notice of this sale. The transaction is expected to be consummated in the third quarter of 2005. We anticipate that in the future SHC LLC will sell other hotels subject to the asset management agreement, which would further decrease our asset management fees earned.

•	As a result of the refinancing of debt obligations existing prior to the IPO and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense has declined substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated. In addition, as a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation. As of June 29, 2004, we report it as an operating lease because we changed the terms of the previously collateralized guarantee.

•	The Hyatt New Orleans hotel was converted from an operating lease to a management agreement in connection with the IPO.

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

Sales of Hotels. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. We sold this hotel because we believed that our asset management team had fully exploited available opportunities to enhance revenues and improve the property’s value. The long-lived assets applicable to the Hyatt Regency Capitol Hill were reclassified to net assets held for sale as of December 31, 2003 and the gain on sale has been classified as discontinued operations in the statement of operations for the six months ended June 30, 2004. Therefore, the operating revenues and expenses of the property are not included in the operating results discussed below. See note 4 to our Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the items that comprise Income from discontinued operations.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.5 million ($12.8 million based on the foreign exchange rate as of June 30, 2005) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($17.7 million based on the foreign exchange rate as of June 30, 2005). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($6.4 million based on the foreign exchange rate as of June 30, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the IPO, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under generally accepted accounting principles (GAAP) by canceling the bank guarantee. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. SHCI recorded a deferred gain of $103.6 million in connection with this transaction. For the three and six months ended June 30, 2005, we recognized $1.1 million and $2.2 million, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 16 months of the minimum rent. The security deposit at June 30, 2005 is $14.7 million and is included in Other assets on the accompanying consolidated balance sheet.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’s predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.4 million ($4.1 million based on the foreign exchange rate as of June 30, 2005) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secured this guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.1 million based on the foreign exchange rate as of June 30, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’s predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration of €86,000 ($112,000) was paid upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’s predecessor did not previously own. As described above, following the IPO, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the bank guarantee, which constituted continuing involvement under GAAP. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation from our balance sheet. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statements of operations. We recorded a deferred gain of $5.6 million in connection with this transaction. For the three and six months ended June 30, 2005, we recognized $43,000 and $94,000, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 18 months of the minimum rent. The security deposit at June 30, 2005 is $6.1 million and is included in Other assets on the accompanying consolidated balance sheet.

Acquisitions. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million.

On April 1, 2005, we purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for approximately $301.0 million. The hotels are each held in partnerships in which we own a controlling 85% interest with InterContinental Hotels Group (IHG) holding the remaining 15%. The partnership agreements with IHG provide for a preferred return such that SHCI will receive all of the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005. Subsequently, SHCI is entitled to receive a non-cumulative preferred return of 8% on our total investment less our proportionate share of the partnerships’ debt service obligations. After we receive our preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, IHG and we will share proportionately in partnership distributions in accordance with our respective percentage ownership interests. Our investment includes our proportionate share of the cost of the properties and the financing put in place by the partnership at closing, closing costs and initial capital expenditures. Net losses of the partnerships are first allocated to the partners to the extent of their cumulative net profit allocations and thereafter in proportion to the partners’ respective percentage interests. We funded the acquisition using mortgage debt, proceeds from the preferred stock offering, and the borrowings under our revolving line of credit.

Operating Results

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 22, operating results for the three months ended June 30, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands, except operating data)				(Dollars in thousands, except operating data)
Revenues:
Rooms	$75,330	$86,247	$(10,917)	(12.7)%	$51,752	$44,197	$7,555	17.1%
Food and beverage	44,513	43,380	1,133	2.6%	29,325	23,988	5,337	22.2%
Other hotel operating revenue	14,149	13,527	622	4.6%	11,076	9,010	2,066	22.9%

	133,992	143,154	(9,162)	(6.4)%	92,153	77,195	14,958	19.4%
Lease revenue	3,908	8,649	(4,741)	(54.8)%	3,908	6,012	(2,104)	(35.0)%

Total revenues	137,900	151,803	(13,903)	(9.2)%	96,061	83,207	12,854	15.4%

Operating Costs and Expenses:
Hotel operating expenses	98,736	108,429	(9,693)	(8.9)%	69,182	58,040	11,142	19.2%
Lease expense	3,418	—	3,418	—	3,418	—	3,418	—
Depreciation and amortization	14,225	19,906	(5,681)	(28.5)%	9,358	10,283	(925)	(9.0)%
Corporate expenses	4,650	13,671	(9,021)	(66.0)%	—	—	—	—

Total operating costs and expenses	121,029	142,006	(20,977)	(14.8)%	81,958	68,323	13,635	20.0%

Operating income	16,871	9,797	7,074	72.2%	$14,103	$14,884	$(781)	(5.2)%

Interest expense, net	(10,252)	(25,143)	14,891	(59.2)%
Loss on early extinguishment of debt	—	(24,134)	24,134	(100.0)%
Other income (expenses), net	2,961	(3,238)	6,199	(191.4)%

Income (loss) before income taxes and minority interests	9,580	(42,718)	52,298	(122.4)%
Income tax expense	(1,547)	(109)	(1,438)	1319.3%
Minority interests	(1,901)	1,014	(2,915)	(287.5)%

Net income (loss)	$6,132	$(41,813)	$47,945	(114.7)%

Reconciliation of Comparable REIT Asset Operating Income to Operating Income:
Comparable REIT Asset operating income					$14,103	$14,884	$(781)	(5.2)%
Corporate expenses					(4,650)	(13,671)	9,021	(66.0)%
Corporate depreciation and amortization					(37)	(49)	12	(24.5)%
Non-Comparable REIT Asset operating income					7,455	8,633	(1,178)	(13.6)%

Operating Income					$16,871	$9,797	$7,074	72.2%

Operating Data:
Number of hotels (1)	16	13			13	13
Number of rooms (1)	7,268	5,559			5,559	5,559
RevPAR	$130.96	$136.72	$(5.76)	(4.2)%	$124.49	$116.62	$7.87	6.7%

(1)	Properties owned through unconsolidated joint ventures and sold properties as of the end of the periods presented are excluded from these numbers. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $7.1 million, or 72.2%, to $16.9 million for the three months ended June 30, 2005, from $9.8 million for the three months ended June 30, 2004. This increase in operating income is due to the following events:

(a) a $9.0 million increase attributable to a decrease in corporate expenses as described below;

(b) a $2.6 million increase attributable to the Comparable REIT Assets as described below (excluding lease expense at the Paris Marriott and the Hamburg Marriott); and

(c) a $1.4 million increase attributable to the Ritz-Carlton Half Moon Bay, which we did not own in the second quarter of 2004;

(d) a $6.0 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005; partially offset by

(e) an $8.5 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the three months ended June 30, 2004; and

(f) a $3.4 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the three months ended June 30, 2005 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the three months ended June 30, 2004, the results are only reflected in lease revenue in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the three months ended June 30, 2005, the rent payments are reflected in lease revenue in the accompanying operating results. For the three months ended June 30, 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses.

The table below reflects the total for each line item included in the Comparable REIT Assets table above related to both the Hyatt Regency New Orleans and the Paris Marriott.

	Three Months Ended June 30,
	2005	2004	Change($)	Change(%)
	(Dollars in thousands)
Revenues:
Rooms	$8,658	$5,602	$3,056	54.6%
Food and beverage	4,428	1,208	3,220	266.6%
Other hotel operating revenue	1,214	177	1,037	585.9%

	14,300	6,987	7,313	104.7%
Lease revenue	2,861	5,026	(2,165)	(43.1)%

Total revenues	17,161	12,013	5,148	42.9%

Operating Costs and Expenses:
Hotel operating expenses	10,473	3,975	6,498	163.5%
Lease expense	2,404	—	2,404	—
Depreciation and amortization	1,774	2,010	(236)	(11.7)%

Total operating costs and expenses	14,651	5,985	8,666	144.8%

Operating income	$2,510	$6,028	$(3,518)	(58.4)%

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the three months ended June 30, 2005 and 2004, as described below, excluding the results of the Hyatt Regency New Orleans and the Paris Marriott.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $13.9 million or 9.2% to $137.9 million for the three months ended June 30, 2005, from $151.8 million for the three months ended June 30, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $12.9 million, or 15.4%, to $96.1 million for the three months ended June 30, 2005, from $83.2 million for the three months ended June 30, 2004. Excluding a $5.1 million increase in hotel operating revenues attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating revenues increased $7.7 million, or 10.8%, to $78.9 million for the three months ended June 30, 2005, from $71.2 million for the three months ended June 30, 2004.

Rooms. For the total portfolio, room revenue decreased $10.9 million, or 12.7%, to $75.3 million for the three months ended June 30, 2005, from $86.2 million for the three months ended June 30, 2004. RevPAR from our total portfolio for the three months ended June 30, 2005 decreased by 4.2% from the three months ended June 30, 2004. The components of RevPAR from our total portfolio for the three months ended June 30, 2005 and 2004 are summarized as follows:

	Three Months Ended June 30,
	2005	2004
Occupancy	72.8%	75.2%
Average daily rate	$179.90	$181.70
RevPAR	$130.96	$136.72

For the Comparable REIT Assets, room revenue increased $7.6 million, or 17.1%, to $51.8 million for the three months ended June 30, 2005, from $44.2 million for the three months ended June 30, 2004. Excluding a $3.1 million increase in room revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), room revenue increased $4.5 million, or 11.7%, to $43.1 million for the three months ended June 30, 2005, from $38.6 million for the three months ended June 30, 2004. The increase in room revenue is due to increases in both occupancy and ADR for the period.

RevPAR from our Comparable REIT Assets for the three months ended June 30, 2005 increased by 11.6% from the three months ended June 30, 2004 (excluding the Hyatt Regency New Orleans and the Paris Marriott). The components of RevPAR from our Comparable REIT Assets for the three months ended June 30, 2005 and 2004, excluding the Hyatt Regency New Orleans and the Paris Marriott, are summarized as follows:

	Three Months Ended June 30,
	2005	2004
Occupancy	74.2%	71.7%
Average daily rate	$168.32	$156.04
RevPAR	$124.85	$111.84

The 11.6% increase in RevPAR for the Comparable REIT Assets (excluding the Hyatt Regency New Orleans and the Paris Marriott) resulted from a 2.5 percentage-point increase in occupancy and a 7.9% increase in the average daily rate. The increase in RevPAR is seen in many of our major urban markets, meetings hotels, and resorts and is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months ended June 30, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 11.8% increase, the Hyatt Regency LaJolla with a 10.9% increase, the Hilton Burbank Airport with a 38.2% increase and the Hyatt Regency Phoenix with a 13.9% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $1.1 million, or 2.6%, to $44.5 million for the three months ended June 30, 2005, from $43.4 million for the three months ended June 30, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $5.3 million, or 22.2%, to $29.3 million for the three months ended June 30, 2005, from $24.0 million for the three months ended June 30, 2004. Excluding a $3.2 million increase in food and beverage revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), food and beverage revenue increased $2.1 million, or 9.3%, to $24.9 million for the three months ended June 30, 2005, from $22.8 million for the three months ended June 30, 2004. This increase is primarily driven by the increase of $0.7 million in food and beverage revenue at the Hyatt Regency La Jolla, $0.4 million at the Loews Santa Monica Beach Hotel, and $0.7 million at the Four Seasons Punta Mita.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $0.6 million, or 4.6% to $14.1 million for the three months ended June 30, 2005, from $13.5 million for the three months ended June 30, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $2.1 million, or 22.9% to $11.1 million for the three months ended June 30, 2005, from $9.0 million for the three months ended June 30, 2004. Excluding a $1.0 million increase in other hotel operating revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), other hotel operating revenue increased $1.0 million, or 11.6%, to $9.9 million for the three months ended June 30, 2005, from $8.9 million for the three months ended June 30, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 4.0% during the three months ended June 30, 2005 compared to the same period of 2004.

Lease Revenue. For the total portfolio, lease revenue decreased $4.7 million, or 54.8% for the three months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, lease revenue decreased $2.1 million, or 35% for the three months ended June 30, 2005 as compared to the corresponding period of 2004. Lease revenue for the three months ended June 30, 2005 includes lease revenue from the Paris Marriott of $2.9 million, which began being recorded as a lease subsequent to June 29, 2004. Lease revenue for the three months ended June 30, 2004 includes lease revenue from the Hyatt Regency New Orleans of $5.0 million, which was converted to a management agreement in connection with the IPO.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2005 and 2004, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands)				(Dollars in thousands)
Hotel operating expenses:
Rooms	$17,893	$22,112	$(4,219)	(19.1)%	$11,916	$9,780	$2,136	21.8%
Food and beverage	30,977	33,125	(2,148)	(6.5)%	21,002	17,573	3,429	19.5%

Other departmental expenses	36,635	39,127	(2,492)	(6.4)%	26,542	23,013	3,529	15.3%

Management fees	4,315	5,168	(853)	(16.5)%	3,281	3,588	(307)	(8.6)%
Other property level expenses	8,916	8,897	19	0.2%	6,441	4,086	2,355	57.6%

Total hotel operating expenses	$98,736	$108,429	$(9,693)	(8.9)%	$69,182	$58,040	$11,142	19.2%

For the total portfolio, hotel operating expenses decreased $9.7 million, or 8.9% for the three months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $11.1 million, or 19.2% for the three months ended June 30, 2005 as compared to the same period in 2004. Excluding a $6.5 million increase in hotel operating expenses attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating expenses increased $4.6 million, or 8.6%, to $58.7 million for the three months ended June 30, 2005, from

$54.1 million for the three months ended June 30, 2004. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($1.6 million), administration and general costs ($0.3 million), utilities ($0.2 million), real estate taxes ($0.2 million), marketing costs ($0.4 million), food and beverage cost of sales ($0.3 million) and expenditures to repair the golf course at one property ($0.3 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense of $3.4 million on the statements of operations for the three months ended June 30, 2005 includes a realized portion of the deferred gain of $1.1 million. See note 3—Property and Equipment to our Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $5.7 million, or 28.5%, for the three months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $0.9 million, or 9.0%, for the three months ended June 30, 2005 as compared to the same period in 2004. The decrease is primarily attributable to the decrease in depreciation at the Hamburg Marriott ($0.3 million), the Marriott Lincolnshire ($0.2 million), and the Loews Santa Monica Beach Hotel ($0.2 million).

Corporate Expenses. Corporate expenses decreased by $9.0 million to $4.7 million for the three months ended June 30, 2005 from $13.7 million for the same period in 2004. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $9.0 million is primarily attributable to:

•	a $3.5 million decrease in severance expense;

•	a $2.8 million decrease in compensation expense related to restricted stock units issued;

•	a $2.2 million decrease in legal fees as a result of our settled litigation with Marriott;

•	a $0.3 million decrease in legal fees mainly due to structuring costs in the prior period and current cost cutting measures;

•	a $0.2 million decrease in consulting fees mainly due to a compensation study in the prior period;

•	a $0.2 million decrease in terminated acquisition costs;

•	a $0.2 million decrease in recruiting and relocation expenses; and

•	a $0.2 million decrease in bonus expenses; offset by

•	a $0.7 million increase in professional fees due to Sarbanes Oxley compliance costs.

Interest Expense, Net. The $14.9 million decrease in interest expense, net for the three months ended June 30, 2005 as compared to the three months ended 2004 was due to:

•	an $11.9 million decrease attributable to lower average borrowings;

•	a $2.1 million decrease due to lower average rates;

•	a $0.6 million decrease in amortization of deferred financing costs;

•	a $0.2 million decrease related to the mark-to-market of derivative instruments; and

•	a $0.1 million increase in interest income.

The components of Interest expense, net for the three months ended June 30, 2005 are summarized as follows:

•	mortgage debt ($9.1 million);

•	bank credit facility ($0.7 million);

•	amortization of deferred financing costs ($0.8 million); and

•	other debt ($0.1 million); offset by

•	interest income ($0.4 million).

Including convertible debt in 2004, the weighted average debt outstanding for the three months ended June 30, 2005 and 2004 amounted to $0.7 billion and $1.6 billion, respectively, and the weighted average interest rates were 5.32% and 5.82%. At June 30, 2005, 31.9% of our total debt had variable interest rates and 68.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. On June 29, 2004, we repaid the floating rate commercial mortgage-backed securities (CMBS 2003) using a portion of proceeds from the IPO and the 2004 mortgage loan financings as described in note 5 to the consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the three months ended June 30, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 5 of our Notes to Unaudited Condensed Consolidated Financial Statements, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has also been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the three months ended June 30, 2004.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $3.0 million for the three months ended June 30, 2005 and $(3.2) million for the three months ended June 30, 2004. The net change of $6.2 million is primarily attributable to the following factors:

•	Prior to the IPO, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive loss (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we increased other expenses $4.2 million for the three months ended June 30, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•	During the three months ended June 30, 2005 and 2004, we recorded $1.2 million and $0.8 million of income, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. SHC LLC has entered into a purchase and sale agreement for the disposition of one property. The asset management fee will be reduced by approximately $716,000 annually, commencing 30 days after SHCI receives written notice of this sale. The transaction is expected to be consummated in the third quarter of 2005. We anticipate that in the future SHC LLC will sell other hotels included within the agreement which would further decrease our asset management fee. During the three months ended June 30, 2005 we recognized $1.3 million of income related to our asset management agreement with SHC LLC.

Income Tax Expenses. Prior to the IPO, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain state income and franchise taxes and foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

We made an election to be taxed, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally are not subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the three months ended June 30, 2005 and 2004, income tax expense is summarized as follows:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Current expense	$(1,031)	$(468)
Deferred (expense) benefit	(516)	359

Income tax expense	$(1,547)	$(109)

Minority Interests. Prior to the IPO, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the IPO, we record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami attributable to the 15% minority interest are normally reflected as minority interest expense; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005; therefore the results of those properties in 2005 are not expected to have an effect on minority interest. Minority interest expense increased by $2.9 million to $1.9 million of expense for the three months ended June 30, 2005 from $1.0 million of income for the three months ended June 30, 2004.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 22, operating results for the six months ended June 30, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands, except operating data)				(Dollars in thousands, except operating data)
Revenues:
Rooms	$137,198	$171,393	$(34,195)	(20.0)%	$109,813	$93,323	$16,490	17.7%
Food and beverage	79,832	85,117	(5,285)	(6.2)%	60,526	49,271	11,255	22.8%
Other hotel operating revenue	26,427	27,196	(769)	(2.8)%	21,631	18,502	3,129	16.9%

	243,457	283,706	(40,249)	(14.2)%	191,970	161,096	30,874	19.2%
Lease revenue	7,979	15,228	(7,249)	(47.6)%	5,841	10,370	(4,529)	(43.7)%

Total revenues	251,436	298,934	(47,498)	(15.9)%	197,811	171,466	26,345	15.4%

Operating Costs and Expenses:
Hotel operating expenses	177,505	215,195	(37,690)	(17.5)%	138,793	117,436	21,357	18.2%
Lease expenses	6,991	—	6,991	—	4,923	—	4,923	—
Depreciation and amortization	24,812	40,057	(15,245)	(38.1)%	18,640	19,904	(1,264)	(6.4)%
Corporate expenses	9,407	20,194	(10,787)	(53.4)%	—	—	—	—

Total operating costs and expenses	218,715	275,446	(56,731)	(20.6)%	162,356	137,340	25,016	18.2%

Operating income	32,721	23,488	9,233	39.3%	$35,455	$34,126	$1,329	3.9%

Interest expense, net	(17,442)	(49,874)	32,432	(65.0)%
Loss on early extinguishment of debt	—	(21,946)	21,946	(100.0)%
Other income (expenses), net	4,623	(2,043)	6,666	(326.3)%

Income (loss) before income taxes, minority interests and discontinued operations	19,902	(50,375)	70,277	(139.5)%
Income tax expense	(2,567)	(355)	(2,212)	623.1%
Minority interests	(4,104)	928	(5,032)	(542.2)%

Income (loss) from continuing operations	13,231	(49,802)	63,033	(126.6)%
Income from discontinued operations	—	75,662	(75,662)	(100.0)%

Net income	$13,231	$25,860	$(12,629)	(48.8)%

Reconciliation of Comparable REIT Asset Operating Income to Operating Income:
Comparable REIT Asset operating income					$35,455	$34,126	$1,329	3.9%
Corporate expenses					(9,407)	(20,194)	10,787	(53.4)%
Corporate depreciation and Amortization					(65)	(100)	35	(35.0)%
Non-Comparable REIT Asset operating income					6,738	9,656	(2,918)	(30.2)%

Operating Income					$32,721	$23,488	$9,233	39.3%

Operating Data:
Number of hotels (1)	16	13			12	12
Number of rooms (1)	7,268	5,559			5,282	5,282
RevPAR	$132.51	$135.02	$(2.51)	(1.9)%	$129.60	$121.49	$8.11	6.7%

(1)	Properties owned through unconsolidated joint ventures and sold properties as of the end of the periods presented are excluded from these numbers. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2004 we sold the Hyatt Regency Capitol Hill. The results of operations for this property, which we held for sale as of December 31, 2003, are included in income from discontinued operations for the six months ended June 30, 2004. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $9.2 million, or 39.3%, to $32.7 million for the six months ended June 30, 2005, from $23.5 million for the six months ended June 30, 2004. This increase in operating income is due to the following events:

(a) a $10.8 million increase attributable to a decrease in corporate expenses as described below;

(b) a $6.3 million increase attributable to the Comparable REIT Assets as described below (excluding lease expense at the Paris Marriott);

(c) a $0.6 million increase attributable to the Ritz-Carlton Half Moon Bay, which we did not own in the second quarter of 2004;

(d) a $6.0 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(e) a $1.2 million increase at the Hamburg Marriott (excluding lease expense); partially offset by

(f) an $8.7 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the six months ended June 30, 2004; and

(g) a $7.0 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the six months ended June 30, 2005 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the six months ended June 30, 2004, the results are only reflected in lease revenue in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the six months ended June 30, 2005, the rent payments are reflected in lease revenue in the accompanying operating results. For the six months ended June 30, 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses.

The table below reflects the total for each line item included in the Comparable REIT Assets table above related to both the Hyatt Regency New Orleans and the Paris Marriott.

	Six Months Ended June 30,
	2005	2004	Change($)	Change(%)
	(Dollars in thousands)
Revenues:
Rooms	$19,113	$9,889	$9,224	93.3%
Food and beverage	10,634	2,326	8,308	357.2%
Other hotel operating revenue	2,210	363	1,847	508.8%

	31,957	12,578	19,379	154.1%
Lease revenue	5,841	10,370	(4,529)	(43.7)%

Total revenues	37,798	22,948	14,850	64.7%

Operating Costs and Expenses:
Hotel operating expenses	22,571	7,821	14,750	188.6%
Lease expense	4,923	—	4,923	—
Depreciation and amortization	3,562	4,001	(439)	(11.0)%

Total operating costs and expenses	31,056	11,822	19,234	162.7%

Operating income	$6,742	$11,126	$(4,384)	(39.4)%

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the six months ended June 30, 2005 and 2004, as described below, excluding the results of the Hyatt Regency New Orleans and the Paris Marriott.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $47.5 million or 15.9% to $251.4 million for the six months ended June 30, 2005, from $298.9 million for the six months ended June 30, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $26.3 million, or 15.4%, to $197.8 million for the six months ended June 30, 2005, from $171.5 million for the six months ended June 30, 2004. Excluding a $14.9 million increase in hotel operating revenues attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating revenues increased $11.5 million, or 7.7%, to $160.0 million for the six months ended June 30, 2005, from $148.5 million for the six months ended June 30, 2004.

Rooms. For the total portfolio, room revenue decreased $34.2 million, or 20.0%, to $137.2 million for the six months ended June 30, 2005, from $171.4 million for the six months ended June 30, 2004. RevPAR from our total portfolio for the six months ended June 30, 2005 decreased by 1.9% from the six months ended June 30, 2004. The components of RevPAR from our total portfolio for the six months ended June 30, 2005 and 2004 are summarized as follows:

	Six Months Ended June 30,
	2005	2004
Occupancy	72.2%	73.3%
Average daily rate	$183.61	$184.15
RevPAR	$132.51	$135.02

For the Comparable REIT Assets, room revenue increased $16.5 million, or 17.7%, to $109.8 million for the six months ended June 30, 2005, from $93.3 million for the six months ended June 30, 2004. Excluding a $9.2 million increase in room revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), room revenue increased $7.3 million, or 8.7%, to $90.7 million for the six months ended June 30, 2005, from $83.4 million for the six months ended June 30, 2004. The increase in room revenue is due to increases in both occupancy and ADR for the period.

RevPAR from our Comparable REIT Assets for the six months ended June 30, 2005 increased by 9.6% from the six months ended June 30, 2004 (excluding the Hyatt Regency New Orleans and the Paris Marriott). The components of RevPAR from our Comparable REIT Assets for the six months ended June 30, 2005 and 2004, excluding the Hyatt Regency New Orleans and the Paris Marriott, are summarized as follows:

	Six Months Ended June 30,
	2005	2004
Occupancy	74.1%	71.6%
Average daily rate	$177.92	$168.02
RevPAR	$131.82	$120.28

The 9.6% increase in RevPAR for the Comparable REIT Assets (excluding the Hyatt Regency New Orleans and the Paris Marriott) resulted from a 2.5 percentage-point increase in occupancy and a 5.9% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the six months ended June 30, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 12.5% increase, the Hyatt Regency LaJolla with a 15.8% increase and the Hilton Burbank Airport with a 24.3%. These increases were partially offset by a 2.3% RevPAR decrease at the Marriott Lincolnshire Resort.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $5.3 million, or 6.2%, to $79.8 million for the six months ended June 30, 2005, from $85.1 million for the six months ended June 30, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $11.3 million, or 22.8%, to $60.5 million for the six months ended June 30, 2005, from $49.3 million for the six months ended June 30, 2004. Excluding an $8.3 million increase in food and beverage revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), food and beverage revenue increased $3.0 million, or 6.3%, to $49.9 million for the six months ended June 30, 2005, from $46.9 million for the six months ended June 30, 2004. This increase is primarily driven by the increase of $1.5 million in food and beverage revenue at the Hyatt Regency La Jolla, $0.7 million at the Loews Santa Monica Beach Hotel and $0.7 million at the Four Seasons Punta Mita.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $0.8 million, or 2.8% to $26.4 million for the six months ended June 30, 2005, from $27.2 million for the six months ended June 30, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $3.1 million, or 16.9% to $21.6 million for the six months ended June 30, 2005, from $18.5 million for the six months ended June 30, 2004. Excluding an $1.8 million increase in other hotel operating revenue attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), other hotel operating revenue increased $1.3 million, or 7.1%, to $19.4 million for the six months ended June 30, 2005, from $18.1 million for the six months ended June 30, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 11.1% during the six months ended June 30, 2005 compared to the same period of 2004.

Lease Revenue. For the total portfolio, lease revenue decreased $7.2 million, or 47.6% for the six months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, lease revenue decreased $4.5 million, or 43.7% for the six months ended June 30, 2005 as compared to the corresponding period of 2004. Lease revenue for the six months ended June 30, 2005 includes lease revenue from the Paris Marriott of $5.8 million, which began being recorded as a lease subsequent to June 29, 2004. Lease revenue for the six months ended June 30, 2004 includes lease revenue from the Hyatt Regency New Orleans of $10.4 million, which was converted to a management agreement in connection with the IPO.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2005 and 2004, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands)				(Dollars in thousands)
Hotel operating expenses:

Rooms	$31,154	$43,608	$(12,454)	(28.6)%	$23,887	$19,695	$4,192	21.3%
Food and beverage	55,962	65,645	(9,683)	(14.8)%	42,540	35,780	6,760	18.9%

Other departmental expenses	66,516	77,497	(10,981)	(14.2)%	53,005	46,206	6,799	14.7%

Management fees	8,581	10,288	(1,707)	(16.6)%	7,260	7,367	(107)	(1.5)%
Other property level expenses	15,292	18,157	(2,865)	(15.8)%	12,101	8,388	3,713	44.3%

Total hotel operating expenses	$177,505	$215,195	$(37,690)	(17.5)%	$138,793	$117,436	$21,357	18.2%

For the total portfolio, hotel operating expenses decreased $37.7 million, or 17.5% for the six months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $21.4 million, or 18.2% for the six months ended June 30, 2005 as compared to the same period in 2004. Excluding a $14.8 million increase in hotel operating expenses attributable to the Hyatt Regency New Orleans and the Paris Marriott (see table above), hotel operating expenses increased $6.6 million, or 6.0%, to $116.2 million for the six months ended June 30, 2005, from $109.6 million for the six months ended June 30, 2004. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($2.8 million), administration and general costs ($0.6 million), utilities ($0.3 million), insurance ($0.2 million), real estate taxes ($0.3 million), repairs and maintenance ($0.3 million), marketing costs ($0.7 million), food and beverage cost of sales ($0.3 million) and expenditures to repair the golf course at one property ($0.5 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $7.0 million on the statement of operations for the six months ended June 30, 2005 includes a realized portion of the deferred gain of $2.3 million. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $4.9 million for six months ended June 30, 2005 includes a realized portion of the deferred gain of $2.2 million related to the Paris Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $15.2 million, or 38.1%, for the six months ended June 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $1.3 million, or 6.4%, for the six months ended June 30, 2005 as compared to the same period in 2004. The decrease is primarily attributable to the decrease in depreciation at the Marriott Lincolnshire ($0.4 million), the Loews Santa Monica Beach Hotel ($0.3 million), the Paris Marriott ($0.3 million) and the Marriott Schaumburg ($0.3 million).

Corporate Expenses. Corporate expenses decreased by $10.8 million to $9.4 million for the six months ended June 30, 2005 from $20.2 million for the same period in 2004. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $10.8 million is primarily attributable to:

•	a $2.4 million decrease in compensation expense related to restricted stock units issued;

•	a $3.5 million decrease in severance expense;

•	a $4.9 million decrease in legal fees as a result of our settled litigation with Marriott;

•	a $0.3 million decrease in bonus expense;

•	a $0.2 million decrease in travel and entertainment expenses due to current cost cutting measures; and

•	a $0.5 million decrease in consulting fees mainly due to a compensation study in the prior period and current cost cutting measures; offset by

•	a $1.2 million increase in professional fees due to implementation of Sarbanes Oxley requirements.

Interest Expense, Net. The $32.4 million decrease in interest expense, net for the six months ended June 30, 2005 as compared to the six months ended 2004 was due to:

•	a $25.9 million decrease attributable to lower average borrowings;

•	a $4.9 million decrease due to lower average rates;

•	a $1.5 million decrease in amortization of deferred financing costs; and

•	a $0.3 million decrease related to the mark-to-market of derivative instruments; offset by

•	a $0.2 million decrease in interest income.

The components of Interest expense, net for the six months ended June 30, 2005 are summarized as follows:

•	mortgage debt ($14.9 million);

•	bank credit facility ($1.6 million);

•	amortization of deferred financing costs ($1.5 million); and

•	other debt ($0.2 million); offset by

•	interest income ($0.8 million).

Including convertible debt in 2004, the weighted average debt outstanding for the six months ended June 30, 2005 and 2004 amounted to $0.6 billion and $1.6 billion, respectively, and the weighted average interest rates were 5.20% and 5.80%. At June 30, 2005, 31.9% of our total debt had variable interest rates and 68.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt that has been reported as an offset to Loss on early extinguishment of debt in the consolidated statement of operations for the six months ended June 30, 2004.

On June 29, 2004, we repaid the floating rate CMBS 2003 using a portion of proceeds from the IPO and the 2004 mortgage loan financings as described in note 5 to our Notes to Unaudited Condensed Consolidated Financial Statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the six months ended June 30, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 5 to our Notes to Unaudited Condensed Consolidated Financial Statements, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the six months ended June 30, 2004.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $4.6 million for the six months ended June 30, 2005 and $(2.0) million for the six months ended June 30, 2004. The net change of $6.6 million is primarily attributable to the following factors:

•	Prior to the IPO, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in accumulated other comprehensive loss (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we increased other expenses $2.7 million for the six months ended June 30, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•	During the six months ended June 30, 2005 and 2004, we recorded $1.6 million and $0.8 million of income, respectively, in our equity in earnings of joint ventures related to the Hamburg Marriott (through the date of sale on March 1, 2004) and the InterContinental Prague.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. SHC LLC has entered into a purchase and sale agreement for the disposition of one property. The asset management fee will be reduced by approximately $716,000 annually, commencing 30 days after SHCI receives written notice of this sale. The transaction is expected to be consummated in the third quarter of 2005. We anticipate that in the future SHC LLC will sell other hotels included within the agreement which would further decrease our asset management fee. During the six months ended June 30, 2005 we recognized $2.5 million of income related to our asset management agreement with SHC LLC.

•	We had foreign exchange losses of $0.1 million and $0.5 million for the six months ended June 30, 2005 and 2004, respectively.

Income Tax Expenses. Prior to the IPO, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain state income and franchise taxes and foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

We made an election to be taxed, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary.

For the six months ended June 30, 2005 and 2004, income tax expense is summarized as follows:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Current expense	$(399)	$(881)
Deferred (expense) benefit	(2,168)	526

Income tax expense	$(2,567)	$(355)

Minority Interests. Prior to the IPO, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the IPO, we record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami attributable to the 15% minority interest are normally reflected as minority interest expense; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005; therefore the results of those properties in 2005 are not expected to have an effect on minority interest. Minority interest expense increased by $5.0 million to $4.1 million of expense for the six months ended June 30, 2005 from $0.9 million of income for the six months ended June 30, 2004.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004, and consistent with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for this hotel as discontinued operations for the six months ended June 30, 2004. Income from discontinued operations amounted to $75.7 million for the six months ended June 30, 2004, which included the $76.0 million gain recognized on the sale of the hotel.

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

Capital expenditures for the six months ended June 30, 2005 and 2004 amounted to $8.8 million and $14.9 million, respectively. Owner funded expenditures for the six months ended June 30, 2005 and 2004 amounted to $0.8 million and $7.3 million, respectively. Contributions to the reserves for furniture, fixtures and equipment during the first two quarters of 2005 amounted to $10.8 million.

Bank credit facility. On June 29, 2004, SHC Funding obtained a three-year commitment for a $120.0 million revolving credit facility from a group of lenders led by Deutsche Bank Trust Company of America. On July 28, 2005, we amended the bank credit facility to increase the lenders’ commitments from $120.0 million to $175.0 million. In addition, the amendment modifies the minimum ratio of consolidated EBITDA to cash interest expense from 2.75 to 2.50 for the remainder of the term. This revolving credit facility may be used to finance our working capital requirements and general corporate purposes. Borrowings under this facility bear interest at floating rates equal to, at our option, either: (i) LIBOR plus 295 basis points; or (ii) 170 basis points plus the higher of:

•	the prime rate announced by Deutsche Bank Trust Company of America, in effect on the date of borrowing; or

•	the Federal Funds Rate in effect on such day plus 50 basis points.

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of August 2, 2005 there was $54.5 million outstanding under this facility.

Our bank credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to financial covenants including:

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms length basis;

•	restricted payments, including dividends, may not exceed 90% of funds from operations, as defined (subject to dividend payments to preserve our REIT status);

•	there may be no additional indebtedness or guaranties other than (i) property-level non-recourse indebtedness on to-be-acquired assets, (ii) the $208.5 million fixed rate mortgage loan and the $275.0 million floating rate note that were issued pursuant to an indenture with LaSalle Bank, N.A., as note trustee for the benefit of the noteholders; (iii) certain existing mortgage indebtedness; and (iv) ordinary course obligations; and

•	neither we nor SHC Funding will be allowed to enter into a merger or a similar transaction unless SHC Funding is the surviving entity and there is no change in the type of business conducted, or the transaction is approved in advance by the lenders.

As of June 30, 2005, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of June 30, 2005, we had 487,714 restricted stock units outstanding, of which 184,428 were vested. The following table presents the changes in our issued and outstanding common shares and operating partnership units since December 31, 2004 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2004	30,035,701	9,401,859	39,437,560
Restricted stock units redeemed for common shares	41,804	—	41,804

Outstanding at June 30, 2005	30,077,505	9,401,859	39,479,364

We issued $100.0 million of preferred stock in March 2005, as reflected in the discussion of financing activities below.

Cash Flows

Operating Activities. Net cash provided by operating activities was $41.0 million for the six months ended June 30, 2005, compared to net cash used in operating activities of $49.5 million for the six months ended June 30, 2004. Cash flow from operations increased primarily because of our increase in hotel operating income, as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the IPO.

Investing Activities. Net cash used in investing activities was $291.9 million for the six months ended June 30, 2005, compared to net cash provided by investing activities of $229.2 million for the six months ended June 30, 2004. The significant investing activities are summarized below:

•	we acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.6 million during the six months ended June 30, 2005;

•	we sold one hotel during the six months ended June 30, 2004 for net sales proceeds of $156.4 million;

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million;

•	in connection with acquiring our joint venture partner’s interest in the Hamburg Marriott in March 2004, we increased our restricted and unrestricted cash by $3.1 million and $4.6 million, respectively;

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.2 million in the first quarter of 2004 and $1.9 million in the second quarter of 2004; and

•	we disbursed $8.8 million and $14.9 million during the six months ended June 30, 2005 and 2004, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash provided by financing activities was $269.8 million for the six months ended June 30, 2005 compared to net cash used in financing activities of $227.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, we received proceeds from issuance of our common stock, net of offering costs, of $216.9 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.2 billion. In addition, we made payments on mortgage debt totaling $1.4 billion, including retirement of mortgage and other debt in connection with the financing discussed below, retirement of mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repayment of a loan from the City of Burbank, California and scheduled principal payments. We also distributed $215.0 million to SHC LLC in connection with the IPO. Significant financing activities applicable to the six months ended June 30, 2005 and 2004 are described below.

For the six months ended June 30, 2005, we received proceeds from issuance of preferred stock, net of offering costs of $97.5 million and distributed $2.5 million to these preferred shareholders, received proceeds from issuance of new mortgage debt of $202.0 million and made net payments on the bank credit facility of $6.0 million. In addition, on December 6, 2004 and March 21, 2005 we declared quarterly distributions of $0.22 per share of common stock payable to shareholders of record on December 31, 2004 and March 31, 2005, respectively. The distributions were paid on January 20, 2005 and April 20, 2005, respectively. SHC Funding also declared a quarterly distribution of $0.22 per unit payable to unitholders of record on December 31, 2004 and March 31, 2005. This distribution was also paid on January 20, 2005 and April 20, 2005, respectively.

During the six months ended June 30, 2004, our mortgage and other debt decreased from $1.5 billion at December 31, 2003 to $0.4 billion. The net decrease of $1.1 billion was due to the following: (a) on June 29, 2004, in connection with the IPO, our repayment of mortgage debt of $1.3 billion; (b) $204.2 million of debt being eliminated at the time of the IPO due to the restructuring of the Paris Marriott relationship as described under “—Recent Trends and Events—Sales of Hotels”; (c) retirement of the $6.0 million loan payable to the City of Burbank, California; and (d) payment of $1.1 million of mortgage debt principal payments required under various loan agreements. This decrease was partially offset by two mortgage loan financings of $408.5 million completed on June 29, 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Bank credit facility	$48,000	$—	$48,000	$—	$—
Interest on bank credit facility	5,856	1,464	4,392	—	—
Long-term debt obligations	689,975	1,377	9,178	484,034	195,386
Interest on long-term debt obligations	177,858	18,654	106,841	44,926	7,437
Operating lease obligations— ground leases and office space	4,093	172	747	160	3,014
Operating leases – Paris Marriott and Hamburg Marriot	414,585	8,419	50,515	33,677	321,974
Deferred fees under hotel management contracts	2,245	87	525	350	1,283

Total	$1,342,612	$30,173	$220,198	$563,147	$529,094

Reserve Funds for Capital Expenditures

We maintain each of our hotels in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2005, $20.0 million was in restricted cash and cash equivalents as reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash and cash equivalents. Amounts are capitalized as incurred. Any unexpended amounts will remain with our property upon termination of the management and operating contracts.

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

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50.0 million to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the InterContinental Prague. The above hedges were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements were recorded in Accumulated other comprehensive loss (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These contracts were distributed to SHC LLC in conjunction with the IPO. For the six months ended June 30, 2004, our mark-to-market adjustments of these contracts resulted in a $2.7 million charge to Other income (expenses), net, and a $3.7 million reduction of Accumulated other comprehensive loss.

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

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

At June 30, 2005, our investment in the Prague joint venture was $11.5 million. We account for this investment under the equity method of accounting. Our equity in earnings of hotel joint ventures (included in these amounts are our equity in earnings in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $1.2 million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively and $1.6 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively, and is included in Other income (expenses), net in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($75.9 million based on the foreign exchange rate as of June 30, 2005) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €70.9 million ($85.8 million based on the foreign exchange rate as of June 30, 2005) outstanding under this arrangement at June 30, 2005. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million in the six months ended June 30, 2004.

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

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for a complete discussion of our transactions with related parties.

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

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues
2003	$141,937		$139,401		$130,503		$153,713
2004	$147,131		$151,803		$85,064	(1)	$107,440	(1)
2005	$113,536	(1)	$137,900	(1)

(1)	Quarters subsequent to the second quarter of 2004 exclude the results of the Distributed Properties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As required by the joint venture loan agreements with InterContinental Hotels Group, the joint ventures purchased interest rate caps with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202,000,000 of the floating rate notes. These caps have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Concurrently with the purchase of the interest rate caps described above, SHC Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold with notional amounts of $202,000,000. These sold caps have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Effective April 15, 2005, we executed $150 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on corporate floating rate debt. The aggregate $150 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42 % for a combined notional amount of $75 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75 million.

On June 7, 2005, the Company executed an additional $50 million corporate interest rate swap agreement. The agreement effectively fixes the interest rate on corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 4.12%.

As of June 30, 2005, our total outstanding mortgages, other debt payable and bank credit facility was approximately $738.6 million, of which approximately $235.9 million, or 31.9%, was variable rate debt. Total variable debt excludes $296.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 50%, or approximately 167 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.9 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 33 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.8 million annually.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Principal Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of June 30, 2005. There has been no change to our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

STRATEGIC HOTEL CAPITAL, INC.

August 2, 2005	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

August 2, 2005	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer