Form 10-Q
period 2005-09-30
STRATEGIC HOTEL CAPITAL INC
filed 2005-11-10
CIK 1057436

As filed with the Securities and Exchange Commission on November 10, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 10, 2005 was 43,878,273.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
Assets
Property and equipment	$1,290,827	$952,717
Less accumulated depreciation	(208,003)	(222,150)

Net property and equipment	1,082,824	730,567

Goodwill	66,656	66,438
Intangible assets (net of accumulated amortization of $940 and $87, respectively)	2,842	1,613
Assets held for sale	64,916	—
Investment in hotel joint venture	12,427	12,060
Cash and cash equivalents	63,556	40,071
Restricted cash and cash equivalents	29,906	26,979
Accounts receivable (net of allowance for doubtful accounts of $333 and $361, respectively)	35,798	21,056
Deferred financing costs (net of accumulated amortization of $3,604 and $1,420, respectively)	10,841	11,178
Other assets	80,930	80,388
Insurance recoveries receivable	31,360	—

Total assets	$1,482,056	$990,350

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$654,061	$489,140
Bank credit facility	—	54,000
Liabilities of assets held for sale	41,421	—
Accounts payable and accrued expenses	91,707	58,946
Distributions payable	11,531	8,709
Deferred fees on management contracts	—	2,333
Deferred gain on sale of hotels	102,430	119,616

Total liabilities	901,150	732,744
Minority interests in SHCI’s operating partnership	74,513	61,053
Minority interests in consolidated hotel joint ventures	15,612	—

Shareholders’ equity:
8.5% Series A Cumulative Redeemable Preferred Shares ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,540	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 43,878,273 and 30,035,701 common shares issued and outstanding, respectively)	439	300
Additional paid-in capital	688,020	483,691
Deferred compensation	(2,405)	(1,731)
Accumulated deficit	(257,744)	(271,873)
Accumulated distributions to shareholders	(41,250)	(13,447)
Accumulated other comprehensive income (loss)	6,181	(387)

Total shareholders’ equity	490,781	196,553

Total liabilities and shareholders’ equity	$1,482,056	$990,350

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rooms	$63,632	$39,170	$189,000	$199,666
Food and beverage	38,091	23,766	114,898	105,917
Other hotel operating revenue	12,380	9,482	38,229	36,112

	114,103	72,418	342,127	341,695
Lease revenue	5,514	5,692	13,493	20,919

Total revenues	119,617	78,110	355,620	362,614

Operating Costs and Expenses:
Rooms	16,257	10,051	44,868	51,339
Food and beverage	28,265	18,488	81,982	81,935
Other departmental expenses	34,661	23,679	96,490	96,623
Management fees	3,078	2,750	11,635	12,514
Other property level expenses	7,453	5,121	21,359	22,084
Lease expense	2,977	3,189	9,968	3,189
Depreciation and amortization	13,278	9,701	36,256	47,684
Corporate expenses	5,379	4,299	14,786	24,493

Total operating costs and expenses	111,348	77,278	317,344	339,861

Operating income	8,269	832	38,276	22,753

Interest expense	(10,215)	(5,882)	(27,531)	(55,107)
Interest income	382	42	1,126	1,003
Loss on early extinguishment of debt	—	(17)	—	(20,903)
Other income (expenses), net	2,425	1,359	7,048	(684)

Income (loss) before income taxes, minority interests and discontinued operations	861	(3,666)	18,919	(52,938)
Income tax expense	(214)	(405)	(2,749)	(760)
Minority interests	(235)	989	(4,339)	1,917

Income (loss) from continuing operations	412	(3,082)	11,831	(51,781)
Income (loss) from discontinued operations	486	(27)	2,298	74,532

Net income (loss)	898	(3,109)	14,129	22,751

Preferred shareholder dividend	(2,125)	—	(4,628)	—

Net (loss) income available to common shareholders	$(1,227)	$(3,109)	$9,501	$22,751

Basic (Loss) Earnings Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.04)	$(0.11)	$0.22	$(2.31)
Income from discontinued operations available to common shareholders per share	0.01	0.00	0.07	3.32

Net (loss) income available to common shareholders per share	$(0.03)	$(0.11)	$0.29	$1.01

Basic weighted-average common shares outstanding	36,691	28,857	32,420	22,437

Diluted (Loss) Earnings Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.04)	$(0.11)	$0.22	$(2.31)
Income from discontinued operations available to common shareholders per share	0.01	0.00	0.07	3.32

Net (loss) income available to common shareholders per share	$(0.03)	$(0.11)	$0.29	$1.01

Diluted weighted-average common shares outstanding	36,691	28,857	32,605	22,437

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$14,129	$22,751
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interests	4,339	(1,917)
Deferred income tax expense (benefit)	1,930	(602)
Depreciation and amortization (including discontinued operations)	39,038	50,810
Amortization of deferred financing costs	2,415	3,751
Equity in earnings of hotel joint ventures	(2,315)	(816)
Deferred compensation expense	1,455	3,710
Gain on sale of assets	—	(75,982)
Recognition of deferred and other gains, net	(2,701)	(954)
Loss on early extinguishment of debt	—	19,066
Mark to market of derivatives included in other income (expenses), net	—	2,691
Mark to market of derivatives included in interest expense	70	384
Increase in receivables	(13,913)	(5,013)
Increase in other assets	(3,707)	(3,336)
Increase (decrease) in accounts payable and accrued expenses	18,756	(43,386)

Net cash provided by (used in) operating activities	59,496	(28,843)

Investing Activities:
Proceeds from sale of assets	—	156,354
Distributions from hotel joint ventures	—	15,602
Acquisition of property	(158,217)	(122,992)
Acquisition of interest in hotel joint venture	(112)	(162)
Acquisition of interests in consolidated joint ventures	(285,389)	—
Restricted and unrestricted cash acquired	7,399	7,743
Decrease (increase) in security deposits related to sale-leasebacks	269	(22,600)
Capital expenditures	(22,449)	(18,096)
(Increase) decrease in restricted cash and cash equivalents	(1,135)	58,569

Net cash (used in) provided by investing activities	(459,634)	74,418

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	217,466	251,234
Proceeds from issuance of preferred stock, net of offering costs	97,540	—
Proceeds from bank credit facility	101,500	86,500
Payments on bank credit facility	(155,500)	(36,500)
Proceeds from mortgage debt	202,000	1,208,500
Payments on mortgage debt and other debt	(2,079)	(1,362,220)
Financing costs	(2,758)	(33,605)
Distributions to common shareholders	(20,107)	—
Distributions to preferred shareholders	(4,628)	—
Distributions to minority interest holders	(6,207)	(274)
Distribution to SHC LLC	(37)	(233,956)

Net cash provided by (used in) financing activities	427,190	(120,321)

Effect of translation adjustment on cash	(1,011)	(568)

Net change in cash and cash equivalents	26,041	(75,314)
Cash of assets held for sale	(2,556)	—
Cash and cash equivalents, beginning of period	40,071	107,437

Cash and cash equivalents, end of period	$63,556	$32,123

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Acquisition of Interest in Hotel Joint Venture
- Building	$—	$45,482

- Finance obligation	$—	$(50,672)

- Investment in hotel joint venture	$—	$2,230

- Net working capital	$—	$3,122

Acquisition of Interests in Consolidated Hotel Joint Ventures

- Investing activities	$(15,612)	$—

- Financing activities	$15,612	$—

Sale of Hotels
Assets	$—	$138,225

Liabilities	$—	$247,274

Deferred Gain	$—	$109,049

New Orleans Property Damage – see note 13	$29,685	$—

Distribution of net assets to SHC LLC	$—	$(12,852)

Cash Paid For:
Interest, including a reduction of interest expense for capitalized interest of $650,000 and $0, respectively	$(25,749)	$(55,966)

Taxes, net of refunds	$(5,553)	$(35,764)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotel Capital, Inc. and subsidiaries (SHCI or the Company) is a real estate investment trust (REIT) that was formed in January 2004. SHCI conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SHC Funding).

SHCI acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHCI’s portfolio includes 18 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

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

As of September 30, 2005, SHC Funding owned or leased the following 18 hotels:

1. Four Seasons Punta Mita Resort	10. Marriott Lincolnshire

2. Four Seasons Mexico City	11. Marriott Schaumburg

3. Hyatt Regency La Jolla	12. Marriott Champs Elysees Paris

4. Hyatt Regency Phoenix	13. Marriott Hamburg

5. Hyatt Regency New Orleans	14. Ritz-Carlton Half Moon Bay

6. Loews Santa Monica Beach Hotel	15. Fairmont Chicago

7. Hilton Burbank Airport	16. InterContinental Chicago (consolidated joint venture)

8. Embassy Suites Lake Buena Vista	17. InterContinental Miami (consolidated joint venture)

9. Marriott Rancho Las Palmas	18. InterContinental Prague (unconsolidated joint venture)

As of September 30, 2005, SHC LLC owned the following six hotels (The Essex House was sold on September 8, 2005):

1. Ritz-Carlton Laguna Niguel	4. Loews Beverly Hills
2. Hyatt Regency San Francisco	5. Westin Santa Clara
3. Park Hyatt San Francisco	6. Marriott Eastside New York

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries, including SHC Funding. SHC Funding owns 35% of one hotel joint venture at September 30, 2005 and December 31, 2004, which is accounted for using the equity method of accounting. At September 30, 2005, SHC Funding also owns 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

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

In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, SHCI classifies changes in certain restricted cash balances related to loan and other agreements and security deposits related to sale-leasebacks as investing activities. In the accompanying Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, SHCI reclassified changes in restricted cash balances and security deposits related to sale-leasebacks to be consistent with our 2005 presentation, which resulted in a $45,533,000 increase to investing cash flows, $68,133,000 decrease to financing cash flows and a $22,600,000 increase to operating cash flows from the amounts previously reported.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 and notes thereto which are included in the Company’s Annual Report on Form 10-K.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2005 and December 31, 2004, Restricted cash and cash equivalents includes $20,395,000 and $16,654,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At September 30, 2005 and December 31, 2004, Restricted cash and cash equivalents includes reserves of $9,511,000 and $10,325,000, respectively, required by loan and other agreements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capitalized Interest:

Interest incurred during a renovation period is capitalized and depreciated over the lives of the renovated assets.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 are computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares and vested restricted stock units (Note 9) outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interest excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the IPO for purposes of the weighted average share calculation. Securities consisting of 8,366,091 units in SHC Funding are convertible into shares of SHCI and could potentially dilute basic earnings per share in the future. These units are not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005 because they would be antidilutive.

The following table sets forth the components of the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income (loss)	$898	$(3,109)	$14,129	$22,751
Preferred shareholder dividend	(2,125)	—	(4,628)	—

Net (loss) income available to common shareholders used for basic and diluted earnings per share	$(1,227)	$(3,109)	$9,501	$22,751

Weighted average common shares - basic	36,691	28,857	32,420	22,437
Restricted stock units	—	—	185	—

Weighted average common shares - diluted	36,691	28,857	32,605	22,437

Comprehensive Income:

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHCI’s Accumulated other comprehensive income (loss) results from unrealized gains on foreign currency translation adjustments (CTA) and the mark to market of certain derivative financial instruments.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following are the comprehensive income statements for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net income (loss)	$898	$(3,109)	$14,129	$22,751
Mark to market of derivatives	4,919	(945)	2,623	650
Currency translation adjustments	375	(199)	2,588	13,766

Comprehensive income (loss)	$6,192	$(4,253)	$19,340	$37,167

The following table provides the detailed components of Accumulated other comprehensive income (loss):

	Derivative Instruments	Currency Translation Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance at December 31, 2004	$(910)	$523	$(387)
Mark to market of derivative instruments	2,584	—	2,584
Reclassification to earnings:
Interest expense	39	—	39
Other CTA activity (non-derivative)	—	2,588	2,588
Adjustment for minority interest ownership in SHC Funding	572	785	1,357

Balance at September 30, 2005	$2,285	$3,896	$6,181

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

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHCI has operations do not recognize REITs under their respective tax laws. Accordingly, SHCI will be subject to tax in those jurisdictions. In particular, SHCI’s Mexican operation is subject to taxes under the Mexican tax code, which has had an impact on SHCI’s current and deferred tax expense. For the three and nine months ended September 30, 2005 and 2004, income tax expense is summarized as follows:

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Current tax (expense) benefit:
Europe	$6	$10	$1,727	$164
Mexico	(299)	(392)	(1,928)	(1,303)
United States (state sales, use and franchise taxes)	(159)	(98)	(618)	(223)

	(452)	(480)	(819)	(1,362)

Deferred tax (expense) benefit:
Europe	(320)	(322)	(995)	(612)
Mexico	558	397	(935)	1,214

	238	75	(1,930)	602

Total income tax expense	$(214)	$(405)	$(2,749)	$(760)

3.	PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding one unconsolidated joint venture hotel for both periods presented and two assets held for sale as of September 30, 2005:

	September 30, 2005	December 31, 2004
	(in thousands)
Land	$170,642	$103,236
Leasehold interests	11,633	11,633
Buildings	874,316	622,145
Building improvements	23,956	30,112
Site improvements	13,002	12,786
Furniture, fixtures and equipment	182,366	168,096
Improvements in progress	14,912	4,709

Total property and equipment	1,290,827	952,717
Less accumulated depreciation	(208,003)	(222,150)

Net property and equipment	$1,082,824	$730,567

Consolidated hotel properties	15	14
Consolidated hotel rooms	7,213	5,820

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount, excluding one unconsolidated joint venture hotel for both periods presented and two assets held for sale as of September 30, 2005:

	September 30, 2005	December 31, 2004
Chicago, IL	29.1%	9.6%
Southern California	26.9	35.2
Northern California	9.2	12.1
New Orleans, LA	9.1	18.1
Miami, FL	9.1	—
Phoenix, AZ	6.0	7.7
Orlando, FL	—	3.8

	89.4	86.5
Mexico	9.7	12.1
Paris, France	0.9	1.4

Total	100.0%	100.0%

Purchase of the Fairmont Chicago

On September 1, 2005, the Company purchased the Fairmont Chicago with 692 rooms for approximately $158,029,000. The acquisition was funded using available cash as a result of an equity offering (see note 7).

The following is a summary of the preliminary allocation of the purchase price, which may be revised upon completion of valuation procedures:

(in thousands)
Land	$17,279
Building	128,447
Site improvements	200
Furniture, fixtures and equipment	10,088
Net working capital	2,015

Total purchase price	$158,029

Purchase of the InterContinental Chicago and the InterContinental Miami

On April 1, 2005, the Company purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for approximately $301,001,000. The hotels are each held in partnerships in which SHCI owns a controlling 85% interest with InterContinental Hotels Group (“IHG”) holding the remaining 15%. The partnership agreements with IHG provide for a preferred return such that SHCI will receive all of the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005. Subsequently, SHCI is entitled to receive a non-cumulative preferred return of 8% on its total investment less its proportionate share of the partnerships’ debt service obligations. After SHCI receives its preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, SHCI and IHG will share proportionately in partnership distributions in accordance with their respective percentage ownership interests. SHCI’s investment includes its proportionate share of the cost of the properties and the financing put in place by the partnerships at closing, closing costs and initial capital expenditures. Net losses of the partnerships are first allocated to the partners to the extent of their cumulative net profit allocations and thereafter in proportion to the partners’ respective percentage interests. SHCI funded the acquisition using mortgage debt (see note 5), proceeds from the preferred stock offering (see note 7), and the revolving line of credit.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following is a summary of the allocation of the combined purchase price:

(in thousands)
Land	$59,016
Building	203,955
Site improvements	489
Furniture, fixtures and equipment	37,442
Intangible assets	2,083
Net working capital	(1,984)

Total purchase price	$301,001

Pro forma Information

The acquisitions above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income (loss) and basic and diluted income (loss) per share for the three and nine months ended September 30, 2005 and 2004 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Total revenue	$129,740	$113,425	$417,049	$467,943
Net income (loss)	$2,034	$(2,540)	$16,579	$24,656
Preferred shareholders dividend	$(2,125)	$—	$(4,628)	$—
Net income (loss) available to common shareholders	$(91)	$(2,540)	$11,951	$24,656
Net income (loss) per share available to common shareholders:
Basic	$0.00	$(0.09)	$0.37	$1.10
Diluted	$0.00	$(0.09)	$0.37	$1.10

Sale of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,376,000 ($4,058,000 based on the foreign exchange rate as of September 30, 2005) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel.

Bohus guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. SHC LLC guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,044,000 based on the foreign exchange rate as of September 30, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

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

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction, which is being recognized over the life of the lease. For the three months ended September 30, 2005 and 2004, SHCI recognized $28,000 and $39,000 of the deferred gain, respectively. For the nine months ended September 30, 2005 and 2004, SHCI recognized $122,000 and $39,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 18 months of the minimum rent. This amount at September 30, 2005 and December 31, 2004 is $6,010,000 and $6,783,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

The Hamburg Marriott is subject to an operating lease agreement and SHCI records lease revenue from this hotel.

Sale of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €10,842,000 ($13,033,000 as of September 30, 2005) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

The Tenant arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14,600,000 ($17,551,000 based on the foreign exchange rate as of September 30, 2005). In addition to the bank guarantee, SHC LLC guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5,250,000 ($6,311,000 based on the foreign exchange rate as of September 30, 2005). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction, which is being recognized over the life of the lease. For the three months ended September 30, 2005 and 2004, SHCI recognized $1,020,000 and $1,083,000 of the deferred gain, respectively. For the nine months ended September 30, 2005 and 2004, SHCI recognized $3,172,000 and $1,083,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a security deposit with DIFA representing approximately 16 months of the minimum rent. This amount at September 30, 2005 and December 31, 2004 is $14,607,000 and $16,735,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

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

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On February 6, 2004, the Company sold its hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sale proceeds aggregated $156,354,000. Additionally, the Company sold the Marriott Schaumburg on October 7, 2005 and the Embassy Suites Lake Buena Vista on October 27, 2005 for net sale proceeds aggregating $79,830,000 (see note 14). The assets and liabilities of these properties are classified as held for sale as of September 30, 2005 and the results of operations are included in income (loss) from discontinued operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004:

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Hotel operating revenues	$7,166	$6,954	$22,599	$21,384
Lease revenue	—	—	—	257

Total revenues	7,166	6,954	22,599	21,641

Operating costs and expenses	5,238	5,558	16,123	16,348
Depreciation and amortization	948	1,052	2,782	3,126

Total operating costs and expenses	6,186	6,610	18,905	19,474

Operating income	980	344	3,694	2,167

Interest expense	(493)	(372)	(1,376)	(2,567)
Interest income	—	1	13	10
Loss on early extinguishment of debt	—	—	—	(1,060)
Income tax expense	(1)	—	(33)	—
Gain on sale of assets	—	—	—	75,982

Income (loss) from discontinued operations	$486	$(27)	$2,298	$74,532

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5.	INDEBTEDNESS

Bank Credit Facility:

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Trust Company Americas (DBTCA). This agreement provides for a $120,000,000 revolving loan and expires June 29, 2007. On July 28, 2005, the Company and DBTCA amended the bank credit agreement to increase the lenders’ commitments from $120,000,000 to $175,00,000. The initial borrowing base is based on a minimum of nine qualified properties (as defined in the agreement). If there are less than nine qualified properties, the borrowing base decreases. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Prior to March 22, 2005, interest was payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. On March 22, 2005, SHCI entered into an amendment to the bank credit agreement amending the interest rate resulting in interest payable monthly at either a base rate plus a spread of 1.70% or LIBOR plus a spread of 2.95%. Base rate is the prime rate announced by DBTCA, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there is a commitment fee of 0.50% per annum of the unused revolver balance. The agreement requires maintenance of certain financial covenants, all of which SHC Funding and SHCI were in compliance with at September 30, 2005. At September 30, 2005, there was no amount outstanding under this facility and the weighted-average interest rate for the nine months ended September 30, 2005 was 6.16%.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Mortgages and Other Debt Payable:

Mortgage and other debt payable are summarized as follows, excluding amounts included in Liabilities of assets held for sale:

	September 30, 2005	December 31, 2004
	(in thousands)
Mortgages Payable	$647,143	$482,222
Other Debt	6,918	6,918

	$654,061	$489,140

Mortgages Payable

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with German American Capital Corporation (GACC), which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of commercial mortgage-backed securities (CMBS) totaling $128,000,000 and mezzanine loans totaling $74,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $295,034,000 at September 30, 2005) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The CMBS and mezzanine loans mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2005 was 5.52%.

On April 1, 2005, as required by the loan agreements described above, the Ventures purchased interest rate caps with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202,000,000 of the CMBS and mezzanine loans.

Concurrently with the purchase of the interest rate caps described above, SHC Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold with notional amounts of $202,000,000.

Unlike the Company’s other derivative instruments, the caps above have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

On April 15, 2005, the Company executed $150,000,000 in corporate interest rate swap agreements. The agreements effectively fix the interest rate on a portion of the corporate floating rate debt. The aggregate $150,000,000 in swaps was accomplished through five-year swaps of LIBOR into a fixed rate of 4.42% for a combined notional amount of $75,000,000, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75,000,000.

On June 7, 2005, the Company executed an additional $50,000,000 corporate interest rate swap agreement. This agreement effectively fixes the interest rate on a portion of the corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 4.12%.

On June 29, 2004, subsidiaries of SHCI (the Borrowers) completed two CMBS mortgage loan financings with GACC (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000. Proceeds from these financings, together with a portion of the IPO

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

proceeds and the refinancing proceeds relating to the seven properties distributed to SHC LLC, were used to retire the CMBS 2003 loans described below (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,287,764,000 and to pay loan closing costs and fund cash reserves required under the loan agreements.

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $248,309,000 at September 30, 2005) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275,000,000 of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200,000,000 in notes secured by a mortgage on eight of the Borrowers’ hotel properties. The new notes are secured by mortgages on nine hotel properties (carrying amount of $507,617,000, of which $58,618,000 is included in Assets held for sale at September 30, 2005) owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes mature on September 9, 2006, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2005 was 5.18%. As of September 30, 2005, $35,000,000 of this floating rate loan is included in Liabilities of assets held for sale.

As required by the floating rate loan agreement, the Borrowers have purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap expires July 15, 2006. Originally, this interest rate cap was purchased with a notional amount covering the entire $200,000,000 of the floating rate notes, but the Borrowers sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. The fixed rate under this swap agreement is 3.62%. This agreement was effective June 29, 2004 and expires June 29, 2007. Interest is payable monthly in arrears.

As required by the August 24, 2004 Amended and Restated Indenture described above, the Borrowers have purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap expires September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

Both the fixed and floating loan agreements require various cash reserve accounts. At September 30, 2005 and December 31, 2005, these cash reserves aggregate $9,511,000 and $10,325,000, respectively, and are included in Restricted cash and cash equivalents in the accompanying consolidated balance sheets.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of CMBS 2003. GSMC and GS&Co. are affiliates of certain SHCI shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate purposes. The loans had a maturity date of

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the IPO and the proceeds of the loan mortgage financings discussed above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22,929,000, has been reported as Loss on early extinguishment of debt ($21,869,000) and Income (loss) from discontinued operations ($1,060,000) in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Other Mortgage Debt

As of December 31, 2003, the Company had U.S. dollar denominated mortgage debt that was secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans). On June 29, 2004, these loans were repaid with proceeds of the financings described above, and SHCI wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1,222,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2004.

Finance Obligations

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by SHCI, SHCI accounted for its sale and lease back of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,842,000 ($13,033,000 as of September 30, 2005) payable monthly. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHCI also accounted for the sale and lease back of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,376,000 ($4,058,000 based on the foreign exchange rate as of September 30, 2005) annually. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at September 30, 2005 and December 31, 2004 is $6,918,000. Through June 29, 2004, interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. Amounts payable under this loan agreement are guaranteed by SHC Funding. The interest rate at September 30, 2005 was 6.70%.

On January 30, 2004, SHCI paid off the note and the related accrued interest payable to the City of Burbank by using cash reserves held by the CMBS 2003 loan Trustee. The January 29, 2003 financing described above required SHCI to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the loan on January 30, 2004, the Trustee returned the excess cash reserves ($3,682,000) to SHCI. SHCI recognized a gain of $2,188,000 on the retirement of this debt that has been reported as on offset to the Loss on early extinguishment of debt in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2004.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the aggregate maturities for all Mortgages and other debt payable as of September 30, 2005, excluding amounts included in Liabilities of assets held for sale:

Years ended December 31,	Amounts
(in thousands)
2005 (remainder)	$463
2006	2,903
2007	3,067
2008	3,209
2009	243,421
Thereafter	400,998

Total	$654,061

Interest Expense:

For the three months ended September 30, 2005 and 2004, interest expense was $10,215,000 and $5,882,000, respectively. For the nine months ended September 30, 2005 and 2004, interest expense was $27,531,000 and $55,107,000, respectively. In addition, for the three months ended September 30, 2005 and 2004, SHCI incurred interest expense of $493,000 and $372,000, respectively, that is included in Income (loss) from discontinued operations in the accompanying consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, SHCI incurred interest expense of $1,376,000 and $2,567,000, respectively, that is included in Income (loss) from discontinued operations in the accompanying consolidated statements of operations. Total amortization of deferred financing costs included in Interest expense and Income (loss) from discontinued operations was $871,000 and $723,000 for the three months ended September 30, 2005 and 2004, respectively and $2,415,000 and $3,751,000 for the nine months ended September 30, 2005 and 2004, respectively. Total capitalized interest was $516,000 and $650,000 for the three and nine months ended September 30, 2005, respectively.

6.	MINORITY INTERESTS

Minority interests represent interests held by others in SHC Funding and other entities controlled by SHCI, or for periods prior to the IPO, SHCI’s predecessor, SHC LLC. There are two components to SHCI’s minority interests. First, the Company reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHCI, but not owned by the Company. The $15,612,000 minority interest balance was established based on the agreed upon fair market value of the assets at the time of the transaction. The earnings or losses from these properties attributable to minority interests are normally reflected as minority interests in the statements of operations; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005 (see note 3); therefore, no earnings or losses from these properties have been reflected as adjustments to minority interests. Second, minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income is allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

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

Common Stock:

Common Shares Outstanding:

The following table presents the changes in the issued and outstanding common shares since December 31, 2004 (excluding 9,401,859 and 8,366,091 units of SHC Funding outstanding at December 31, 2004 and September 30, 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions; and 236,280 and 270,177 restricted stock units at December 31, 2004 and September 30, 2005, respectively – see note 9):

(in thousands)
Outstanding at December 31, 2004	30,036
Restricted stock units redeemed for common shares	42
Operating partnership units redeemed for common shares	1,035
Common stock issued on August 16, 2005	12,765

Outstanding at September 30, 2005	43,878

Redemption of Operating Partnership Units for Common Shares

On September 27, 2005, approximately 1,035,000 operating partnership units were redeemed for common shares.

Common Stock Offering:

On August 16, 2005, the Company completed a public offering of common stock by issuing 12,765,000 shares at a price of $17.95 per share. After discounts, commissions and expenses, the Company raised net proceeds of $217,466,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to fund the acquisition of the Fairmont Chicago.

Distributions to Shareholders:

On September 19, 2005, May 19, 2005 and March 21, 2005, SHCI declared quarterly distributions of $0.22 per share of common stock payable to shareholders of record on September 30, 2005, June 30, 2005 and March 31, 2005, respectively. The third quarter distribution was paid on October 20, 2005 and is included in Distributions payable on the accompanying consolidated balance sheet as of September 30, 2005.

In addition to the distribution to shareholders described above, SHC Funding also declared quarterly distributions of $0.22 per unit payable to unitholders of record on September 30, 2005, June 30, 2005 and March 31, 2005. The third quarter distribution was paid on October 20, 2005 and the distributions payable to minority interests of SHC Funding are included in Distributions payable on the accompanying consolidated balance sheet as of September 30, 2005.

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

The Series A Preferred Shares have a perpetual life and are not redeemable before March 16, 2010. Beginning March 16, 2010, SHCI may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2005.

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

On September 19, 2005, the Company’s Board of Directors declared a quarterly distribution of $0.53125 per share on the 8.5% Series A Cumulative Redeemable Preferred Stock paid on September 30, 2005 to shareholders of record on September 20, 2005. The total distribution paid on September 30, 2005 amounted to $2,125,000.

8.	DERIVATIVES

SHCI enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHCI has not experienced any credit losses on derivatives.

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to convert portions of its variable rate debt to fixed rate debt. Most of the Company’s caps and swaps are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive income (loss). To the extent ineffective, changes in the fair value of these instruments are recorded in Other income (expenses), net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from Accumulated other comprehensive income (loss) to Interest expense, Other income (expenses), net, or Loss on early extinguishment of debt, as appropriate. The amount recorded in Interest expense was $27,000 and $0 for the three months ended September 30, 2005 and 2004, respectively and $64,000 and $373,000 for the nine months ended September 30, 2005 and 2004, respectively. The amount recorded in Other income (expenses), net was $(83,000) for the nine months ended September 30, 2004. The amount recorded in Loss on early extinguishment of debt was $1,670,000 for the nine months ended September 30, 2004. The amount recorded in Income (loss) from discontinued operations was $4,000 and $0 for the three months ended September 30, 2005 and 2004, respectively and $6,000 and $81,000 for the nine months ended September 30, 2005 and 2004, respectively.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive income (loss) and when the underlying investment is liquidated will subsequently be reclassified to Other income (expenses), net in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in Other income (expenses), net. The amount recorded in Other income (expenses), net was $(2,725,000) for the nine months ended September 30, 2004.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in Other income (expenses), net. The amount recorded in Other income (expenses), net was $34,000 for the nine months ended September 30, 2004.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of September 30, 2005, SHCI does not have any forward currency contracts.

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

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At September 30, 2005, a total of 516,841 RSUs are outstanding with an aggregate value at issuance of $8,412,000. The Company recorded compensation expense of $468,000 and $369,000 related to these RSUs (net of forfeitures) for the three months ended September 30, 2005 and 2004, respectively and $1,455,000 and $3,710,000 for the nine months ended September 30, 2005 and 2004, respectively.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 20% per year of service. Contributions by the Company were $21,000 and $17,000 for the three months ended September 30, 2005 and 2004, respectively and $94,000 and $91,000 for the nine months ended September 30, 2005 and 2004, respectively.

In conjunction with the IPO, the Company incurred severance costs of $3,551,000 for the nine months ended September 30, 2004, and these costs are included in Corporate expenses.

During the three months ended September 30, 2004, the Company incurred additional severance costs of $127,000 relating to the resignation of the Chief Financial Officer on August 30, 2004. This amount is also included in Corporate expenses.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In 2004, the Company entered into a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. Relating to this agreement, $640,000 was recorded in Corporate expenses for the nine months ended September 30, 2004.

10.	RELATED PARTY TRANSACTIONS

The Company had an uncollateralized receivable from Laurence Geller of approximately $185,000 that was forgiven in conjunction with the IPO on June 29, 2004.

Laurence Geller has an ownership interest in SHC LLC. SHC LLC and Mr. Geller have had discussions regarding SHC LLC’s buying out Mr. Geller’s interest, but the transaction has not occurred as of September 30, 2005.

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC for an annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. On each of September 8, 2005 and November 9, 2005, SHC LLC disposed of a property. SHC LLC has also entered into a purchase and sale agreement for the disposition of one additional property. As a result of the expected disposition of these three properties during 2005, beginning on January 1, 2006, the asset management fee is expected to be reduced by approximately $2,078,000 annually. During the three months ended September 30, 2005 and 2004, SHCI recognized $1,250,000 of income related to its asset management agreement with SHC LLC, which is included in Other income (expenses), net. During the nine months ended September 30, 2005 and 2004, SHCI recognized $3,750,000 and $1,250,000, respectively, of income related to its asset management agreement with SHC LLC, which is included in Other income (expenses), net.

The Company has a lease agreement with SHC LLC. The Company leases office space from SHC LLC for $265,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

During the nine months ended September 30, 2005, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and an initial purchaser in the preferred offering, received $1,000,000 of the initial purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. In addition, during the three and nine months ended September 30, 2005, Goldman Sachs & Co. received $1,446,000 in fees as an underwriter for the August 2005 common stock offering. During the three and nine months ended September 30, 2004, Goldman, Sachs & Co., the lead underwriter of the IPO, received a portion of the underwriting discount of $2,587,000 and $19,835,000, respectively, which was recorded as a reduction of equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of the debt during the nine month period ended September 30, 2004, which was recorded as Deferred financing costs. In addition, during the nine months ended September 30, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the IPO. These fees were recorded as a reduction of equity.

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

SHCI operates in one reportable business segment, hotel ownership. As of September 30, 2005, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture and leasehold interests in a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the unconsolidated hotel joint venture):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Revenues (excluding amounts related to discontinued operations):
United States	$101,457	$62,196	$296,406	$302,299
International	18,160	15,914	59,214	60,315

Total	$119,617	$78,110	$355,620	$362,614

	As of September 30, 2005	As of December 31, 2004
	(in thousands)
Long-lived Assets (excluding Assets held for sale):
United States	$1,042,751	$692,762
International	109,571	105,856

Total	$1,152,322	$798,618

13.	HYATT REGENCY NEW ORLEANS

In August 2005, a hurricane caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350,000,000 in coverage. The damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $29,685,000; however, the Company is still assessing the impact of the hurricane on the hotel and the actual net book value write-off could vary from this estimate. Changes to this estimate will be

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recorded in the periods in which they are determined. As of September 30, 2005, the Company has recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $29,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

While the Company expects the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

The Company has hired consultants to assess business interruption claims and will negotiate with the Company’s insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Insurance recoveries attributable to continuing expenses that are reimbursable under the business interruption policy will be recorded when the related expense is incurred as the amounts are probable of recovery. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in the Company’s net income that may reduce the comparability of reported quarterly results for some periods into the future.

As of September 30, 2005, we have recorded a $31,360,000 insurance recoveries receivable related to property damage and business interruption recoveries, of which no insurance advances had been collected through September 30, 2005. The Company has collected $10,000,000 in advances from October 1, 2005 through November 10, 2005. Of the $31,360,000 receivable recorded, $29,685,000 represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $1,675,000 represents a probable recovery of expenses incurred through September 30, 2005. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any line item or the Company’s results. Since the property has ceased significant operations, the Company is no longer depreciating property and equipment starting in the month of September. In addition, the Company has capitalized interest expense amounting to $423,000 for the three and nine months ended September 30, 2005 and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$29,685
Recovery of costs incurred	1,675
Payments received as of September 30, 2005	—

Insurance recoveries receivable as of September 30, 2005	$31,360

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	SUBSEQUENT EVENTS

Dispositions

On October 7, 2005, SHCI sold the Marriott Schaumburg. Sales proceeds amounted to $23,380,000, which approximates the property’s carrying value. After retiring the mortgage debt of $17,250,000 applicable to this property, SHCI has approximately $6,130,000 available for working capital and other corporate purposes.

On October 27, 2005, SHCI sold the Embassy Suites Lake Buena Vista. Sales proceeds amounted to $56,450,000 and exceeded the property’s carrying value by approximately $22,700,000. After retiring mortgage debt of $17,750,000 applicable to this property and an additional $1,100,000 required by the loan agreement, SHCI has approximately $37,600,000 available for working capital and other corporate purposes.

Acquisition

On October 31, 2005, the Company signed an agreement to acquire a 45 percent joint venture interest in the Hotel del Coronado in San Diego, California from affiliates of Kohlberg Kravis Roberts & Co. (KKR) and KSL Resorts for its pro rata share of an aggregate purchase price of $745,000,000. The Company will own the hotel in partnership with KKR and KSL Resorts. An affiliate of KSL will continue to manage the property subsequent to the closing. This transaction is anticipated to close in the first quarter of 2006.

Financing Transactions

On November 9, 2005, subsidiaries of SHCI (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with GACC. Initial funding of $220,000,000 was received on November 9, 2005 and secondary draws of up to $130,000,000 will be received within twelve months after closing. Proceeds from this financing, together with available cash, were used to retire the $238,900,000 remaining principal on the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004. The new notes are secured by mortgages on eight hotel properties owned by the Borrowers. The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable.

On November 9, 2005, the Company entered into a new bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125,000,000 revolving loan and expires November 9, 2009. The initial borrowing base requires a minimum of seven qualified properties (as defined in the agreement). SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (initially 1.50%) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance. The agreement also requires maintenance of certain financial covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities and Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements are included with respect to, among other things, the our current business plan, business and investment strategy and portfolio management. These forward-looking statements are identified by their use of such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “anticipates,” “anticipated,” “should,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10–Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

Overview

Strategic Hotel Capital, Inc., or SHCI, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed, beginning with our 2004 tax year, as a REIT under the Code. On June 29, 2004, we completed our IPO of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels (the Distributed Properties), and Strategic Hotel Capital, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements and Supplementary Data—Note 1. General” for the hotel interests owned by us and SHC LLC.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding LLC (SHC Funding), which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 84.07% of its membership units. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

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

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2005 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. In February 2004 we sold one hotel property, the Hyatt Regency Capitol Hill in Washington, D.C., and in October 2005 we sold two hotel properties, the Marriott Schaumburg and the Embassy Suites Lake Buena Vista, which we held for sale as of September 30, 2005. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2005 and 2004. Based on the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million. On April 1, 2005, we purchased an 85% controlling interest in the InterContinental hotels in Chicago and Miami for approximately $301.0 million. On September 1, 2005, we purchased the Fairmont Chicago for $158.0 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being compared. Accordingly, our comparable hotels for purposes of the comparison of the three and nine months ended September 30, 2005 to 2004 do not include the Hyatt New Orleans which was taken out of service in September 2005, the Fairmont Chicago which we purchased in September 2005, the InterContinental Chicago and Miami hotels in which we purchased an 85% controlling interest in April 2005, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague InterContinental which we account for under the equity method, the Washington, D.C. hotel sold in the first quarter of 2004 and the Marriott Schaumburg and Embassy Suites Lake Buena Vista which are held for sale as of September 30, 2005. Our comparable hotels for purposes of the comparison of the nine months ended September 30, 2005 to 2004 also do not include the Hamburg Marriott, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004. The Comparable REIT Assets exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the IPO, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of:

	For the Nine Months Ended September 30,
	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues
	(Dollars in thousands)				(Dollars in thousands)
Revenues:
Rooms	$189,000	$199,666	53.2%	55.0%	$112,127	$112,106	51.8%	54.3%
Food and beverage	114,898	105,917	32.3%	29.2%	66,620	63,859	30.8%	31.0%
Other hotel operating revenue	38,229	36,112	10.7%	10.0%	27,285	25,677	12.6%	12.4%

	342,127	341,695	96.2%	94.2%	206,032	201,642	95.2%	97.7%
Lease revenue	13,493	20,919	3.8%	5.8%	10,341	4,673	4.8%	2.3%

Total revenues	$355,620	$362,614	100.0%	100.0%	$216,373	$206,315	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services, is also driven by occupancy.

•	Lease revenue. Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and the Hamburg Marriott consists of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statements of operations. After the IPO transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott) (see “—Recent Trends and Events—Sales of Hotels”).

Changes in our revenues are most easily explained by three performance indicators that are commonly used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR, and

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher revenues. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 1.5% to $188.43 during the nine months ended September 30, 2005 from $185.64 during the nine months ended September 30, 2004. With respect to the Comparable REIT Assets, ADR increased by 7.1% to $201.23 for the nine months ended September 30, 2005 from $187.91 for the nine months ended September 30, 2004.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including:

	For the Nine Months Ended September 30,
	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses
	(Dollars in thousands)				(Dollars in thousands)
Operating Costs and Expenses:
Rooms	$44,868	$51,339	14.1%	15.1%	$24,138	$24,705	13.2%	14.0%
Food and beverage	81,982	81,935	25.8%	24.1%	48,965	47,624	26.8%	26.9%
Other departmental expenses	96,490	96,623	30.5%	28.5%	62,008	60,494	33.9%	34.2%
Management fees	11,635	12,514	3.7%	3.7%	7,080	9,000	3.9%	5.1%
Other property level expenses	21,359	22,084	6.7%	6.5%	13,048	11,062	7.1%	6.3%

	256,334	264,495	80.8%	77.9%	155,239	152,885	84.9%	86.5%
Lease expense	9,968	3,189	3.1%	0.9%	6,900	2,210	3.8%	1.2%
Depreciation and amortization	36,256	47,684	11.4%	14.0%	20,675	21,773	11.3%	12.3%
Corporate expenses	14,786	24,493	4.7%	7.2%	—	—	—	—

Total operating costs and expenses	$317,344	$339,861	100.0%	100.0%	$182,814	$176,868	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other property level expenses. Other property level expenses consist primarily of insurance costs and property taxes.

•	Lease expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent.

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

In 2005, the overall economy and the travel industry gained momentum from the accelerating recovery that began in 2004. The improvement in demand was driven by the return of the business traveler and the continuing strength of the leisure market. In response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Many of these cost-cutting strategies continue to be used by our hotel operators today. These cost-cutting measures have positively impacted the operating margins during the nine months ended September 30, 2005 and should continue to have a positive impact on operating results in the future.

Asset Management Fees Earned. Subsequent to the IPO, we began earning asset management fees, including an initial base annual fee of $5.0 million, under an asset management agreement between our domestic taxable REIT subsidiary and SHC LLC with regard to the Distributed Properties. On each of September 8, 2005 and November 9, 2005, SHC LLC disposed of a property. SHC LLC has also entered into a purchase and sale agreement for the disposition of one additional property. As a result of the expected disposition of these three properties during 2005, beginning on January 1, 2006, the asset management fee is expected to be reduced by approximately $2.1 million annually. We anticipate that in the future, SHC LLC will sell other hotels included within the agreement, which would further decrease our asset management fees earned. During the three months ended September 30, 2005 and 2004, SHCI recognized $1.3 million of asset management fees from SHC LLC, which is included in Other income (expenses), net in the accompanying statements of operations. During the nine months ended September 30, 2005 and 2004 SHCI recognized $3.8 million and $1.3 million, respectively, of asset management fees from SHC LLC.

Recent Trends and Events

Recent Trends. The lodging industry and our portfolio have experienced increased demand during the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004. For example, with respect to the Comparable REIT Assets, RevPAR increased 10.9% to $147.67 for the nine months ended September 30, 2005 from $133.16 for the nine months ended September 30, 2004. Increases in RevPAR for the nine months ended September 30, 2005 compared to the same period of 2004 include the Burbank Airport Hilton Hotel with a 28.8% increase and the Four Seasons Punta Mita with a 14.1% increase.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Hyatt Regency New Orleans. In August 2005, a hurricane caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations.

We have comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350.0 million in coverage. The damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $29.7 million; however, we are still assessing the impact of the hurricane on the hotel and the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. As of September 30, 2005, we recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $29.7 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

We have hired consultants to assess business interruption claims and are currently negotiating with our insurance carrier regarding coverage for these income losses sustained. To the extent we are entitled to recover incurred expenses under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Insurance recoveries attributable to continuing expenses that are reimbursable under the business interruption policy will be recorded when the related expense is incurred as the amounts are probable of recovery. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

As of September 30, 2005, we have recorded a $31.4 million insurance recoveries receivable related to property damage and business interruption recoveries, of which no insurance advances had been collected through September 30, 2005. We have collected $10.0 million in advances from October 1, 2005 through November 10, 2005. Of the $31.4 million receivable recorded, $29.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $1.7 million represents a probable recovery of expenses incurred through September 30, 2005. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any line item or our results. Since the property has ceased significant operations, we are no longer depreciating property and equipment starting in the month of September. In addition, we have capitalized interest expense amounting to $0.4 million for the three and nine months ended September 30, 2005 and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

Common Stock Offering. On August 16, 2005, we completed a public offering of common stock by issuing 12,765,000 shares at a price of $17.95 per share. After discounts, commissions and expenses, we raised net proceeds of approximately $217.5 million. The net proceeds were used to repay existing indebtedness under our credit facility and to fund the acquisition of the Fairmont Chicago.

Preferred Stock Offering. On March 9, 2005, we completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, we raised net proceeds of approximately $97.5 million. The net proceeds were used to repay existing indebtedness under our credit facility and to partially fund the acquisition of an 85% controlling interest in the InterContinental Chicago and Miami hotels.

2004 Formation and Structuring Transactions. The following items associated with the consummation of the IPO will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position are not indicative of our results of operations, cash flows and financial position expected after the IPO.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of $5.0 million per year, subject to reduction as properties are sold. On each of September 8, 2005 and November 9, 2005, SHC LLC disposed of a property. SHC LLC has also entered into a purchase and sale agreement for the disposition of one additional property. As a result of the expected disposition of these three properties during 2005, beginning on January 1, 2006, the asset management fee is expected to be reduced by approximately $2.1 million annually. We anticipate that in the future SHC LLC will sell other hotels subject to the asset management agreement, which would further decrease our asset management fees earned.

•	As a result of the refinancing of debt obligations existing prior to the IPO and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense has declined substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated. In addition, as a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation. As of June 29, 2004, we report it as an operating lease because we changed the terms of the previously collateralized guarantee.

•	The Hyatt New Orleans hotel was converted from an operating lease to a management agreement in connection with the IPO.

REIT Structure. For us to continue to qualify as a REIT, our income generally cannot be derived from operating hotels. Therefore, our operating partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary lessees, which we call TRS lessees, or in the case of the Paris Marriott to an independent third party, who in turn contracts with an eligible independent contractor to manage our hotel. Our TRS lessees, except the lessee related to the Prague joint venture, are consolidated into our financial statements for accounting purposes. However, since we control both our operating partnership and our TRS lessees, our principal source of funds on a consolidated basis is from the performance of our hotels. As in the past, our foreign operations continue to be taxed, but unlike our accounting predecessor, the earnings of our TRS lessees are subject to taxation like other regular “C” corporations, which reduces our operating results, funds from operations and the cash otherwise available for distribution to our stockholders.

Sales of Hotels. On February 6, 2004, we sold the Hyatt Regency Capitol Hill in Washington, D.C. Net sales proceeds amounted to approximately $156.4 million and we recognized a gain on this sale of approximately $76.0 million. On October 7, 2005, we sold the Marriott Schaumburg and on October 27, 2005, we sold the Embassy Suites Lake Buena Vista. Sales proceeds amounted to approximately $79.8 million and exceeded the properties’ carrying values by approximately $22.7 million. The gain on sale applicable to the

Hyatt Regency Capitol Hill has been classified as discontinued operations in the statement of operations for the nine months ended September 30, 2004. The assets and liabilities applicable to the Marriott Schaumburg and Embassy Suites Lake Buena Vista were reclassified to Assets held for sale and Liabilities of assets held for sale as of September 30, 2005. The operating revenues and expenses of these properties are not included in the operating results discussed below. See note 4 to our Notes to Unaudited Condensed Consolidated Financial Statements for a summary of the items that comprise Income (loss) from discontinued operations.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA, for €163.0 million ($185.8 million) in cash. DIFA then leased this real estate to us with the right to continue to operate the hotel for an initial term expiring on December 31, 2029, with tenant renewal options extending through 2059. Under the terms of our lease, we make monthly minimum rent payments aggregating €10.8 million ($13.1 million based on the foreign exchange rate as of September 30, 2005) per year (increasing by an index-related formula) and pay additional rent based on the performance of the hotel. We arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14.6 million ($17.6 million based on the foreign exchange rate as of September 30, 2005). In addition to the bank guarantee, SHC LLC has guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5.3 million ($6.3 million based on the foreign exchange rate as of September 30, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation. We maintained the Paris Marriott on our consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

As described above, following the IPO, we recorded the Paris Marriott as an operating lease and now record lease expense instead of mortgage interest and depreciation expense because we eliminated what is considered a collateralized guarantee under generally accepted accounting principles (GAAP) by canceling the bank guarantee. After retiring mortgage debt of €99.1 million ($113.0 million) due upon sale of the Paris Marriott, terminating the related interest rate swap, paying transaction costs and reserving cash for the French income taxes due on the above-described sale, we repatriated the net proceeds from this transaction to the United States. As a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. SHCI recorded a deferred gain of $103.6 million in connection with this transaction. For the three months ended September 30, 2005 and 2004, we recognized $1.0 million and $1.1 million, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, we recognized $3.2 million and $1.1 million, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 16 months of the minimum rent. The security deposit at September 30, 2005 is $14.6 million and is included in Other assets on the accompanying consolidated balance sheet.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA for €50.0 million ($62.8 million) in cash. Upon the sale of the hotel, Bohus retired mortgage debt of €27.8 million ($34.9 million). Bohus paid a subsidiary of SHCI’s predecessor €4.6 million ($5.6 million) for a guarantee fee, finders fee and as a sales commission, all of which were recorded as a reduction of our investment in Bohus. After these payments and providing certain reserves for capital expenditures and income taxes, Bohus distributed the net sales proceeds to us and our joint venture partner. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3.4 million ($4.1 million based on the foreign exchange rate as of September 30, 2005) per year (increasing by an index formula) and pay additional rent based upon the performance of the hotel. Bohus has guaranteed a portion of the minimum rent. A bank guarantee issued in favor of Bohus and DIFA by Barclays secured this guarantee. SHC LLC has guaranteed Bohus’s performance by a corporate guarantee to DIFA limited to €1.7 million ($2.0 million based on the foreign exchange rate as of September 30, 2005). We have agreed to indemnify SHC LLC for any losses arising from this guarantee. As a result of provisions in the lease agreement that provide for continuing involvement by

Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI’s predecessor paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. Additional consideration of €86,000 ($112,000) was paid upon final settlement of working capital amounts. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’s predecessor did not previously own. As described above, following the IPO, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the bank guarantee, which constituted continuing involvement under GAAP. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation from our balance sheet. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statements of operations. We recorded a deferred gain of $5.6 million in connection with this transaction. For the three months ended September 30, 2005 and 2004, we recognized $28,000 and $39,000, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, we recognized $0.1 million and $39,000, respectively of the deferred gain as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the bank guarantee, we funded a security deposit with DIFA representing approximately 18 months of the minimum rent. The security deposit at September 30, 2005 is $6.0 million and is included in Other assets on the accompanying consolidated balance sheet.

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

On September 1, 2005, we purchased the Fairmont Chicago with 692 rooms for approximately $158.0 million.

On October 31, 2005 we signed an agreement to acquire a 45% joint venture ownership interest in the Hotel del Coronado in San Diego, California from affiliates of Kohlberg Kravis Roberts & Co. (KKR) and KSL Resorts for its pro rata share of an aggregate joint venture purchase price of $745.0 million. We will own the hotel in partnership with KKR and KSL Resorts. An affiliate of KSL will continue to manage the property subsequent to the closing. This transaction is anticipated to close in the first quarter of 2006.

Operating Results

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the three months ended September 30, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands, except operating data)				(Dollars in thousands, except operating data)
Revenues:
Rooms	$63,632	$39,170	$24,462	62.5%	$33,256	$29,679	$3,577	12.1%
Food and beverage	38,091	23,766	14,325	60.3%	19,752	17,554	2,198	12.5%
Other hotel operating revenue	12,380	9,482	2,898	30.6%	8,443	7,741	702	9.1%

	114,103	72,418	41,685	57.6%	61,451	54,974	6,477	11.8%
Lease revenue	5,514	5,692	(178)	(3.1)%	5,514	5,692	(178)	(3.1)%

Total revenues	119,617	78,110	41,507	53.1%	66,965	60,666	6,299	10.4%

Operating Costs and Expenses:
Hotel operating expenses	89,714	60,089	29,625	49.3%	49,451	46,236	3,215	7.0%
Lease expense	2,977	3,189	(212)	(6.6)%	2,977	3,189	(212)	(6.6)%
Depreciation and amortization	13,278	9,701	3,577	36.9%	6,872	7,102	(230)	(3.2)%
Corporate expenses	5,379	4,299	1,080	25.1%	—	—	—	—

Total operating costs and expenses	111,348	77,278	34,070	44.1%	59,300	56,527	2,773	4.9%

Operating income	8,269	832	7,437	893.9%	$7,665	$4,139	$3,526	85.2%

Interest expense, net	(9,833)	(5,840)	(3,993)	68.4%
Loss on early extinguishment of debt	—	(17)	17	(100.0)%
Other income (expenses), net	2,425	1,359	1,066	78.4%

Income (loss) before income taxes, minority interests and discontinued operations	861	(3,666)	4,527	(123.5)%
Income tax expense	(214)	(405)	191	(47.2)%
Minority interests	(235)	989	(1,224)	(123.8)%

Income (loss) from continuing operations	412	(3,082)	3,494	(113.4)%

Income (loss) from discontinued operations	486	(27)	513	(1,900.0)%

Net income (loss)	$898	$(3,109)	$4,007	(128.9)%

Reconciliation of Comparable REIT Asset Operating Income to Operating Income:
Comparable REIT Asset operating income					$7,665	$4,139	$3,526	85.2%
Corporate expenses					(5,379)	(4,299)	(1,080)	25.1%
Corporate depreciation and amortization					(39)	(60)	21	(35.0)%
Non-Comparable REIT Asset operating income					6,022	1,052	4,970	472.4%

Operating Income					$8,269	$832	$7,437	893.9%

Operating Data (1):
Number of hotels	15	12			10	10
Number of rooms	7,213	5,089			3,628	3,628
RevPAR	$122.68	$112.69	$9.99	8.9%	$137.42	$124.57	$12.85	10.3%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations as of the end of the periods presented are excluded from these numbers.

In October 2005 we sold the Schaumburg Marriott and the Embassy Suites Lake Buena Vista. The results of operations for these properties, which we held for sale as of September 30, 2005, are included in income from discontinued operations for the three months ended September 30, 2005 and 2004. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $7.4 million, or 893.9%, to $8.3 million for the three months ended September 30, 2005, from $0.8 million for the three months ended September 30, 2004. This increase in operating income is primarily due to the following events:

(a) a $3.5 million increase attributable to the Comparable REIT Assets as described below;

(b) a $1.5 million increase attributable to the Ritz-Carlton Half Moon Bay, which we purchased in August 2004;

(c) a $3.1 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(d) a $1.8 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(e) a $1.4 million decrease attributable to the Hyatt Regency New Orleans, which ceased significant operations in August 2005 due to a hurricane; and

(f) a $1.1 million decrease attributable to an increase in corporate expenses as described below.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the three months ended September 30, 2005 and 2004, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $41.5 million or 53.1% to $119.6 million for the three months ended September 30, 2005, from $78.1 million for the three months ended September 30, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $6.3 million, or 10.4%, to $67.0 million for the three months ended September 30, 2005, from $60.7 million for the three months ended September 30, 2004.

Rooms. For the total portfolio, room revenue increased $24.5 million, or 62.5%, to $63.6 million for the three months ended September 30, 2005, from $39.2 million for the three months ended September 30, 2004. RevPAR from our total portfolio for the three months ended September 30, 2005 increased by 11.0% from the three months ended September 30, 2004. The components of RevPAR from our total portfolio for the three months ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended September 30,
	2005	2004
Occupancy	66.5%	66.0%
Average daily rate	$184.41	$170.65
RevPAR	$122.68	$112.69

For the Comparable REIT Assets, room revenue increased $3.6 million, or 12.1%, to $33.3 million for the three months ended September 30, 2005, from $29.7 million for the three months ended September 30, 2004. The increase in room revenue is due to increases in both occupancy and ADR for the period. RevPAR from our Comparable REIT Assets for the three months ended September 30, 2005 increased by 10.3% from the three months ended September 30, 2004. The components of RevPAR from our Comparable REIT Assets for the three months ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended September 30,
	2005	2004
Occupancy	72.0%	69.9%
Average daily rate	$190.98	$178.32
RevPAR	$137.42	$124.57

The 10.3% increase in RevPAR for the Comparable REIT Assets resulted from a 2.1 percentage-point increase in occupancy and a 7.1% increase in the average daily rate. The increase in RevPAR is seen in many of our major urban markets, meetings hotels, and resorts and is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months ended September 30, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 16.6% increase, the Four Seasons Punta Mita with a 36.9% increase, the Hilton Burbank Airport with a 38.0% increase offset by the Hyatt Regency Phoenix with a 16.6% decrease.

Food and Beverage. For the total portfolio, food and beverage revenue increased $14.3 million, or 60.3%, to $38.1 million for the three months ended September 30, 2005, from $23.8 million for the three months ended September 30, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $2.2 million, or 12.5%, to $19.8 million for the three months ended September 30, 2005, from $17.6 million for the three months ended September 30, 2004. This increase is primarily driven by the increase of $0.5 million in food and beverage revenue at the Hyatt Regency La Jolla, $0.4 million at the Loews Santa Monica Beach Hotel, and $0.5 million at the Four Seasons Punta Mita.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $2.9 million, or 30.6% to $12.4 million for the three months ended September 30, 2005, from $9.5 million for the three months ended September 30, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $0.7 million, or 9.1% to $8.4 million for the three months ended September 30, 2005, from $7.7 million for the three months ended September 30, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 4.3% during the three months ended September 30, 2005 compared to the same period of 2004.

Lease Revenue. For the total and Comparable REIT Asset portfolios, lease revenue decreased $0.2 million, or 3.1% for the three months ended September 30, 2005 as compared to the same period in 2004. Lease revenue for the three months ended September 30, 2005 and 2004 includes lease revenue from the Paris Marriott and Hamburg Marriott, which began being recorded as leases subsequent to June 29, 2004.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2005 and 2004, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands)				(Dollars in thousands)
Hotel operating expenses:
Rooms	$16,257	$10,051	$6,206	61.7%	$7,742	$7,330	$412	5.6%
Food and beverage	28,265	18,488	9,777	52.9%	15,373	14,041	1,332	9.5%
Other departmental expenses	34,661	23,679	10,982	46.4%	20,419	18,841	1,578	8.4%
Management fees	3,078	2,750	328	11.9%	1,863	2,156	(293)	(13.6)%
Other property level expenses	7,453	5,121	2,332	45.5%	4,054	3,868	186	4.8%

Total hotel operating expenses	$89,714	$60,089	$29,625	49.3%	$49,451	$46,236	$3,215	7.0%

For the total portfolio, hotel operating expenses increased $29.6 million, or 49.3% for the three months ended September 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $3.2 million, or 7.0% for the three months ended September 30, 2005 as compared to the same period in 2004. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($1.7 million), administration and general costs ($0.3 million), utilities ($0.4 million), marketing costs ($0.2 million) and food and beverage cost of sales ($0.7 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense of $3.0 million on the statement of operations for the three months ended September 30, 2005 includes a realized portion of the deferred gain of $1.0 million. Net lease expense of $3.2 million for the three months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million. See note 3—Property and Equipment to our Notes to Unaudited Condensed Consolidated Financial Statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $3.6 million, or 36.9%, for the three months ended September 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $0.2 million, or 3.2%, for the three months ended September 30, 2005 as compared to the same period in 2004.

Corporate Expenses. Corporate expenses increased by $1.1 million to $5.4 million for the three months ended September 30, 2005 from $4.3 million for the same period in 2004. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $1.1 million is primarily attributable to:

•	a $0.5 million increase in bonus expenses;

•	a $0.8 million increase in professional fees due to Sarbanes Oxley compliance costs; offset by

•	a $0.2 million decrease in legal fees mainly due to structuring costs in the prior period and current cost cutting measures.

Interest Expense, Net. The $4.0 million increase in interest expense, net for the three months ended September 30, 2005 as compared to the three months ended 2004 was due to:

•	a $3.3 million increase attributable to higher average borrowings;

•	a $0.8 million increase due to higher average rates;

•	a $0.2 million increase in amortization of deferred financing costs; offset by

•	a $0.3 million increase in interest income.

The components of Interest expense, net for the three months ended September 30, 2005 are summarized as follows:

	Three months ended September 30,
	2005	2004
	(in thousands)
Mortgage debt	$(8,768)	$(4,736)
Bank credit facility	(594)	(470)
Amortization of deferred financing costs	(826)	(676)
Mark-to-market of derivative instruments	(27)	—
Interest income	382	42

Total interest expense, net	$(9,833)	$(5,840)

The weighted average debt outstanding for the three months ended September 30, 2005 and 2004 amounted to $0.7 billion and $0.4 billion, respectively, and the weighted average interest rates were 5.5% and 4.8%, respectively. At September 30, 2005, 27.3% of our total debt had variable interest rates and 72.7% had fixed interest rates. Total variable debt excludes $296.0 million fixed by interest rate swaps.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $2.4 million for the three months ended September 30, 2005 and $1.4 million for the three months ended September 30, 2004. The net change of $1.1 million is primarily attributable to $0.8 million of income and $9,000 of expense, for the three months ended September 30, 2005 and 2004, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague.

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

We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, SHCI’s Mexican operation has performed well and when that operation is combined with inflationary and foreign exchange effects particular to the Mexican tax code, SHCI’s tax expense is impacted, driving significant current and deferred tax expense.

For the three months ended September 30, 2005 and 2004, income tax expense is summarized as follows:

	Three months ended September 30,
	2005	2004
	(in thousands)
Current tax (expense) benefit:
Europe	$6	$10
Mexico	(299)	(392)
United States (sales, use and franchise taxes)	(159)	(98)

	(452)	(480)

Deferred tax (expense) benefit:
Europe	(320)	(322)
Mexico	558	397

	238	75

Total income tax expense	$(214)	$(405)

Minority Interests. We record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami attributable to the 15% minority interest are normally reflected as minority interest expense; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005; therefore the results of those properties in 2005 are not expected to have an effect on minority interest. Minority interest expense increased by $1.2 million to $0.2 million of expense for the three months ended September 30, 2005 from $1.0 million of income for the three months ended September 30, 2004.

Income (loss) from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004 and two hotels in October 2005, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the three months ended September 30, 2005 and 2004. Income (loss) from discontinued operations amounted to $0.5 million and $27,000 for the three months ended September 30, 2005 and 2004, respectively.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the nine months ended September 30, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands, except operating data)				(Dollars in thousands, except operating data)
Revenues:
Rooms	$189,000	$199,666	$(10,666)	(5.3)%	$112,127	$112,106	$21	—
Food and beverage	114,898	105,917	8,981	8.5%	66,620	63,859	2,761	4.3%
Other hotel operating revenue	38,229	36,112	2,117	5.9%	27,285	25,677	1,608	6.3%

	342,127	341,695	432	0.1%	206,032	201,642	4,390	2.2%
Lease revenue	13,493	20,919	(7,426)	(35.5)%	10,341	4,673	5,668	121.3%

Total revenues	355,620	362,614	(6,994)	(1.9)%	216,373	206,315	10,058	4.9%

Operating Costs and Expenses:
Hotel operating expenses	256,334	264,495	(8,161)	(3.1)%	155,239	152,885	2,354	1.5%

Lease expense	9,968	3,189	6,779	212.6%	6,900	2,210	4,690	212.2%
Depreciation and amortization	36,256	47,684	(11,428)	(24.0)%	20,675	21,773	(1,098)	(5.0)%
Corporate expenses	14,786	24,493	(9,707)	(39.6)%	—	—	—	—

Total operating costs and expenses	317,344	339,861	(22,517)	(6.6)%	182,814	176,868	5,946	3.4%

Operating income	38,276	22,753	15,523	68.2%	$33,559	$29,447	$4,112	14.0%

Interest expense, net	(26,405)	(54,104)	27,699	(51.2)%
Loss on early extinguishment of debt	—	(20,903)	20,903	(100.0)%
Other income (expenses), net	7,048	(684)	7,732	(1,130.4)%

Income (loss) before income taxes, minority interests and discontinued operations	18,919	(52,938)	71,857	(135.7)%
Income tax expense	(2,749)	(760)	(1,989)	261.7%
Minority interests	(4,339)	1,917	(6,256)	(326.3)%

Income (loss) from continuing operations	11,831	(51,781)	63,612	(122.8)%
Income from discontinued operations	2,298	74,532	(72,234)	(96.9)%

Net income	$14,129	$22,751	$(8,622)	(37.9)%

Comparable REIT Asset operating income					$33,559	$29,447	$4,112	14.0%
Corporate expenses					(14,786)	(24,493)	9,707	(39.6)%
Corporate depreciation and amortization					(103)	(161)	58	(36.0)%
Non-Comparable REIT Asset operating income					19,606	17,960	1,646	9.2%

Operating Income					$38,276	$22,753	$15,523	68.2%

Operating Data (1):
Number of hotels	15	12			9	9
Number of rooms	7,213	5,089			3,351	3,351
RevPAR	$131.89	$133.09	$(1.20)	(0.9)%	$147.67	$133.16	$14.51	10.9%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations as of the end of the periods presented are excluded from these numbers. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In October 2005, we sold the Schaumburg Marriott and the Embassy Suites Lake Buena Vista. The results of operations for these properties, which we held for sale as of September 30, 2005, are included in income from discontinued operations for the nine months ended September 30, 2005 and 2004. In February 2004 we sold the Hyatt Regency Capitol Hill. The results of operations for this property, which we held for sale as of December 31, 2003, are included in income from discontinued operations for the nine months ended September 30, 2004. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $15.5 million, or 68.2%, to $38.3 million for the nine months ended September 30, 2005, from $22.8 million for the nine months ended September 30, 2004. This increase in operating income is due to the following events:

(a) a $9.7 million increase attributable to a decrease in corporate expenses as described below;

(b) a $4.1 million increase attributable to the Comparable REIT Assets as described below (excluding lease expense at the Paris Marriott);

(c) a $2.2 million increase attributable to the Ritz-Carlton Half Moon Bay, which we purchased in August 2004;

(d) a $9.1 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(e) a $1.8 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(e) a $0.9 million decrease at the Hamburg Marriott;

(f) an $8.7 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the nine months ended September 30, 2004; and

(g) a $1.8 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in August 2005 due to a hurricane.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the nine months ended September 30, 2005 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the first six months of 2004, the results are only reflected in lease revenue and the results for the three months ended September 30, 2004 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the nine months ended September 30, 2005, the rent payments are reflected in lease revenue in the accompanying operating results. For the first six months of 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) and for the three months ended September 30, 2004, the rent payments are reflected in lease revenue in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the nine months ended September 30, 2005 and 2004, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $7.0 million or 1.9% to $355.6 million for the nine months ended September 30, 2005, from $362.6 million for the nine months ended September 30, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $10.1 million, or 4.9%, to $216.4 million for the nine months ended September 30, 2005, from $206.3 million for the nine months ended September 30, 2004.

Rooms. For the total portfolio, room revenue decreased $10.7 million, or 5.3%, to $189.0 million for the nine months ended September 30, 2005, from $199.7 million for the nine months ended September 30, 2004. RevPAR from our total portfolio for the nine months ended September 30, 2005 decreased by 0.9% from the nine months ended September 30, 2004. The components of RevPAR from our total portfolio for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	Nine Months Ended September 30,
	2005	2004
Occupancy	70.0%	71.7%
Average daily rate	$188.43	$185.64
RevPAR	$131.89	$133.09

For the Comparable REIT Assets, room revenue was flat for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Room revenue was flat even though occupancy, ADR and RevPAR for the period increased due to a decrease of 6,900 rooms available. The decrease in available rooms is primarily due to rooms taken out of service and converted to meeting space at the Hyatt Regency Phoenix hotel. RevPAR from our Comparable REIT Assets for the nine months ended September 30, 2005 increased by 10.9% from the nine months ended September 30, 2004. The components of RevPAR from our Comparable REIT Assets for the nine months ended September 30, 2005 and 2004 are summarized as follows:

	Nine Months Ended September 30,
	2005	2004
Occupancy	73.4%	70.9%
Average daily rate	$201.23	$187.91
RevPAR	$147.67	$133.16

The 10.9% increase in RevPAR for the Comparable REIT Assets resulted from a 2.5 percentage-point increase in occupancy and a 7.1% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the nine months ended September 30, 2005 compared to the same period of 2004 include the Loews Santa Monica Beach Hotel with a 14.0% increase, the Four Seasons Punta Mita with a 14.1% increase and the Hilton Burbank Airport with a 28.8%.

Food and Beverage. For the total portfolio, food and beverage revenue increased $9.0 million, or 8.5%, to $114.9 million for the nine months ended September 30, 2005, from $105.9 million for the nine months ended September 30, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $2.8 million, or 4.3%, to $66.6 million for the nine months ended September 30, 2005, from $63.9 million for the nine months ended September 30, 2004. This increase is primarily driven by the increase of $2.1 million in food and beverage revenue at the Hyatt Regency La Jolla, $1.1 million at the Loews Santa Monica Beach Hotel, $0.6 million at the Hilton Burbank and $1.1 million at the Four Seasons Punta Mita. These increases are partially offset by a decrease of $2.3 million in food and beverage revenue at the Paris Marriott which we began recording as a lease on June 29, 2004.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $2.1 million, or 5.9% to $38.2 million for the nine months ended September 30, 2005, from $36.1 million for the nine months ended September 30, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $1.6 million, or 6.3% to $27.3 million for the nine months ended September 30, 2005, from $25.7 million for the nine months ended September 30, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 10.9% during the nine months ended September 30, 2005 compared to the same period of 2004.

Lease Revenue. For the total portfolio, lease revenue decreased $7.4 million, or 35.5% for the nine months ended September 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, lease revenue increased $5.7 million, or 121.3% for the nine months ended September 30, 2005 as compared to the corresponding period of 2004. Lease revenue for the nine months ended September 30, 2005 and 2004 includes lease revenue from the Paris Marriott of $10.3 million and $4.6 million, respectively, which began being recorded as a lease subsequent to June 29, 2004.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2005 and 2004, including the amount and percentage changes in these results between the two periods.

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
	(Dollars in thousands)				(Dollars in thousands)
Hotel operating expenses:
Rooms	$44,868	$51,339	$(6,471)	(12.6)%	$24,138	$24,705	$(567)	(2.3)%
Food and beverage	81,982	81,935	47	0.1%	48,965	47,624	1,341	2.8%
Other departmental expenses	96,490	96,623	(133)	(0.1)%	62,008	60,494	1,514	2.5%
Management fees	11,635	12,514	(879)	(7.0)%	7,080	9,000	(1,920)	(21.3)%
Other property level expenses	21,359	22,084	(725)	(3.3)%	13,048	11,062	1,986	18.0%

Total hotel operating expenses	$256,334	$264,495	$(8,161)	(3.1)%	$155,239	$152,885	$2,354	1.5%

For the total portfolio, hotel operating expenses decreased $8.2 million, or 3.1% for the nine months ended September 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $2.4 million, or 1.5% for the nine months ended September 30, 2005 as compared to the same period in 2004. Included in hotel operating expenses for the first six months of 2004 is $8.2 million attributable to the Paris Marriott hotel, which was converted to a lease on June 29, 2004. Excluding these expenses attributable to the Paris Marriott hotel, hotel operating expenses increased $10.6 million or 7.3%. The increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($4.3 million), administration and general costs ($1.0 million), utilities ($0.6 million), insurance ($0.1 million), real estate taxes ($0.4 million), repairs and maintenance ($0.3 million), marketing costs ($0.9 million), food and beverage cost of sales ($0.7 million) and expenditures to repair the golf course at one property ($0.5 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $10.0 million for nine months ended September 30, 2005 includes a realized portion of the deferred gain of $3.3 million related to the Paris Marriott and the Hamburg Marriott. For the total portfolio, net lease expense of $3.2 million for nine months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million related to the Paris Marriott and the Hamburg Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $6.9 million for nine months ended September 30, 2005 includes a realized portion of the deferred gain of $3.2 million related to the Paris Marriott. For the Comparable REIT Assets, net lease expense of $2.2 million for nine months ended September 30, 2004 includes a realized portion of the deferred gain of $1.1 million related to the Paris Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $11.4 million, or 24.0%, for the nine months ended September 30, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $1.1 million, or 5.0%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The decrease is primarily attributable to the decrease in depreciation at the Marriott Lincolnshire ($0.6 million) and the Loews Santa Monica Beach Hotel ($0.7 million).

Corporate Expenses. Corporate expenses decreased by $9.7 million to $14.8 million for the nine months ended September 30, 2005 from $24.5 million for the same period in 2004. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $9.7 million is primarily attributable to:

•	a $2.3 million decrease in compensation expense related to restricted stock units issued;

•	a $3.7 million decrease in severance expense;

•	a $4.9 million decrease in legal fees as a result of our settled litigation with Marriott;

•	a $0.5 million decrease in consulting fees mainly due to a compensation study in the prior period and current cost cutting measures; offset by

•	a $2.0 million increase in professional fees due to implementation of Sarbanes Oxley requirements.

Interest Expense, Net. The $27.7 million decrease in interest expense, net for the nine months ended September 30, 2005 as compared to the nine months ended 2004 was due to:

•	a $23.2 million decrease attributable to lower average borrowings;

•	a $2.8 million decrease due to lower average rates;

•	a $1.3 million decrease in amortization of deferred financing costs; and

•	a $0.3 million decrease related to the mark-to-market of derivative instruments; offset by

•	a $0.1 million decrease in interest income.

The components of Interest expense, net for the nine months ended September 30, 2005 are summarized as follows:

	Nine months ended September 30,
	2005	2004
	(in thousands)
Mortgage debt	$(23,035)	$(46,759)
Bank credit facility	(2,153)	(470)
Convertible debt	—	(3,967)
Amortization of deferred financing costs	(2,280)	(3,538)
Mark-to-market of derivative instruments	(63)	(373)
Interest income	1,126	1,003

Total interest expense, net	$(26,405)	$(54,104)

Including convertible debt in 2004, the weighted average debt outstanding for the nine months ended September 30, 2005 and 2004 amounted to $0.6 billion and $1.2 billion, respectively, and the weighted average interest rates were 5.3% and 5.6%. At September 30, 2005, 27.3% of our total debt had variable interest rates and 72.7% had fixed interest rates. Total variable debt excludes $296.0 million fixed by interest rate swaps.

Loss on Early Extinguishment of Debt. On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank for $6.0 million by using cash reserves held by the CMBS 2003 loan trustee. The CMBS 2003 financing required us to fund cash reserves applicable to the loan and accrued interest payable to the City of Burbank. In connection with the payoff of the Burbank loan on January 30, 2004, the CMBS 2003 loan trustee returned the excess cash reserves in the amount of $3.7 million to us. We recognized a gain of $2.2 million on the retirement of this debt that has been reported as an offset to Loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2004.

On June 29, 2004, we repaid the floating rate CMBS 2003 using a portion of proceeds from the IPO and the 2004 mortgage loan financings as described in note 5 to our Notes to Unaudited Condensed Consolidated Financial Statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $21.9 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans) were repaid with proceeds of the financing described in note 5 to our Condensed Consolidated Financial Statements, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as Loss on early extinguishment of debt in the consolidated statement of operations for the nine months ended September 30, 2004.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, Mexican asset tax, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $7.0 million for the nine months ended September 30, 2005 and $(0.7) million for the nine months ended September 30, 2004. The net change of $7.7 million is primarily attributable to the following factors:

•	Prior to the IPO, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts were recorded in accumulated other comprehensive loss (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we increased other expenses $2.7 million for the nine months ended September 30, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•	During the nine months ended September 30, 2005 and 2004, we recorded $2.3 million and $0.8 million of income, respectively, in our equity in earnings of joint ventures related to the Hamburg Marriott (through the date of sale on March 1, 2004) and the InterContinental Prague.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC for an annual fee of $5.0 million. On each of September 8, 2005 and November 9, 2005, SHC LLC disposed of a property. SHC LLC has also entered into a purchase and sale agreement for the disposition of one additional property. As a result of the expected disposition of these three properties during 2005, beginning on January 1, 2006, the asset management fee is expected to be reduced by approximately $2.1 million annually. We anticipate that in the future SHC LLC will sell other hotels included within the agreement, which would further decrease our asset management fee. During the nine months ended September 30, 2005 and 2004 we recognized $3.8 million and $1.3 million, respectively, of income related to our asset management agreement with SHC LLC.

•	We sold assets and recorded a gain of $42,000 for the nine months ended September 30, 2005 and a loss of $0.3 million for the nine months ended September 30, 2004.

•	We had foreign exchange losses of $3,000 and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, SHCI’s Mexican operation has performed well and when that operation is combined with inflationary and foreign exchange effects particular to the Mexican tax code, SHCI’s tax expense is impacted, driving significant current and deferred tax expense.

For the nine months ended September 30, 2005 and 2004, income tax expense is summarized as follows:

	Nine months ended September 30,
	2005	2004
Current tax (expense) benefit:
Europe	$1,727	$164
Mexico	(1,928)	(1,303)
United States (sales, use and franchise taxes)	(618)	(223)

	(819)	(1,362)

Deferred tax (expense) benefit:
Europe	(995)	(612)
Mexico	(935)	1,214

	(1,930)	602

Total income tax expense	$(2,749)	$(760)

Minority Interests. Prior to the IPO, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the IPO, we record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami attributable to the 15% minority interest are normally reflected as minority interest expense; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. SHCI does not believe that threshold will be exceeded in 2005; therefore the results of those properties in 2005 are not expected to have an effect on minority interest. Minority interest expense increased by $6.3 million to $4.3 million of expense for the nine months ended September 30, 2005 from $1.9 million of income for the nine months ended September 30, 2004.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004 and two hotels in October 2005, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the nine months ended September 30, 2005 and 2004. Income from discontinued operations amounted to $2.3 million for the nine months ended September 30, 2005. Income from discontinued operations amounted to $74.5 million for the nine months ended September 30, 2004, which included the $76.0 million gain recognized on the hotel sold in 2004.

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

Capital expenditures for the nine months ended September 30, 2005 and 2004 amounted to $22.4 million and $18.1 million, respectively. Included in these amounts is $0.6 million and $0 of capitalized interest for the nine months ended September 30, 2005 and 2004, respectively. Owner funded expenditures for the nine months ended September 30, 2005 and 2004 amounted to $4.2 million and $1.5 million, respectively. Contributions to the reserves for furniture, fixtures and equipment during the nine months ended September 30, 2005 amounted to $16.1 million. We expect to fund expenditures for renovations at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on timing of the receipt of the insurance proceeds.

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

We are required to pay a commitment fee of 0.50% per annum of the unused revolver balance. We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. As of November 10, 2005 there was no balance outstanding under this facility.

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels, including business interruption insurance proceeds related to damage at the Hyatt Regency New Orleans, the timing and recognition of which is uncertain. The credit facility also contains customary restrictive covenants, including the following:

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

As of September 30, 2005, we are compliant with the above financial and other restrictive covenants.

On November 9, 2005, we entered into a new bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125.0 million revolving loan and expires November 9, 2009. The initial borrowing base requires a minimum of seven qualified properties (as defined in the agreement). SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (initially 1.50%) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance. The agreement also requires maintenance of certain financial covenants.

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

Equity Securities

As of September 30, 2005, we had 516,841 restricted stock units outstanding, of which 186,406 were vested. The following table presents the changes in our issued and outstanding common shares and operating partnership units since December 31, 2004 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2004	30,035,701	9,401,859	39,437,560
Common stock offering	12,765,000	—	12,765,000
Units converted into common stock	1,035,768	(1,035,768)	—
Restricted stock units redeemed for common shares	41,804	—	41,804

Outstanding at September 30, 2005	43,878,273	8,366,091	52,244,364

We issued $100.0 million of preferred stock in March 2005, as reflected in the discussion of financing activities below.

Cash Flows

Operating Activities. Net cash provided by operating activities was $59.5 million for the nine months ended September 30, 2005, compared to net cash used in operating activities of $28.8 million for the nine months ended September 30, 2004. Cash flow from operations increased primarily because of our increase in hotel operating income, as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the IPO.

Investing Activities. Net cash used in investing activities was $459.6 million for the nine months ended September 30, 2005, compared to net cash provided by investing activities of $74.4 million for the nine months ended September 30, 2004. The significant investing activities are summarized below:

•	we purchased the Ritz-Carlton Half Moon Bay for approximately $123.0 million in August 2004.

•	we acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million in April 2005.

•	we purchased the Fairmont Chicago for approximately $158.0 million in September 2005.

•	we sold one hotel during the nine months ended September 30, 2004 for net sales proceeds of $156.4 million.

•	as a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	in connection with acquiring our joint venture partner’s interest in the Hamburg Marriott in March 2004, we increased our restricted and unrestricted cash by $3.1 million and $4.6 million, respectively.

•	primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.2 million in the first quarter of 2004 and $1.9 million in the second quarter of 2004; and

•	we disbursed $22.4 million and $18.1 million during the nine months ended September 30, 2005 and 2004, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash provided by financing activities was $427.2 million for the nine months ended September 30, 2005 compared to net cash used in financing activities of $120.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we received proceeds from issuance of our common stock, net of offering costs, of $251.2 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.3 billion. In addition, we made payments on mortgage debt totaling $1.4 billion, including retirement of mortgage and other debt in connection with the financing discussed below, retirement of mortgage debt in connection with the sale of the Hyatt Regency Capitol Hill, repayment of a loan from the City of Burbank, California and scheduled principal payments. We also distributed $234.0 million to SHC LLC in connection with the IPO. Additional significant financing activities applicable to the nine months ended September 30, 2005 and 2004 are described below.

For the nine months ended September 30, 2005, we received proceeds from issuance of preferred stock, net of offering costs of $97.5 million and distributed $4.6 million to these preferred shareholders, received proceeds from issuance of common stock, net of offering costs of $217.5 million, received proceeds from issuance of new mortgage debt of $202.0 million and made net payments on the bank credit facility of $54.0 million. For the nine months ended September 30, 2005 we paid quarterly distributions of $0.22 per unit amounting to $20.1 million. SHC Funding also paid quarterly distributions of $0.22 per unit to minority interest holders for the nine months ended September 30, 2005 amounting to $6.2 million.

Mortgage Debt and Financing Obligation Payable During the nine months ended September 30, 2004, our mortgage and other debt decreased from $1.5 billion at December 31, 2003 to $0.5 billion. The net decrease of $1.0 billion was due to the following: (a) on June 29, 2004, in connection with the IPO, our repayment of mortgage debt of $1.3 billion; (b) $204.2 million of debt being eliminated at the time of the IPO due to the restructuring of the Paris Marriott relationship as described under “-Recent Trends and Events-Sales of Hotels”; (c) retirement of the $6.0 million loan payable to the City of Burbank, California; and (d) payment of $1.5 million of mortgage debt principal payments required under various loan agreements. This decrease was partially offset by two mortgage loan financings of $408.5 million completed on June 29, 2004 and an additional loan financing of $75.0 million completed on August 24, 2004.

Contractual Obligations

The following table summarizes our future payment obligations and commitments including Liabilities of assets held for sale as of September 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
	(in thousands)
Long-term debt obligations	$689,061	$463	$9,178	$484,035	$195,385
Interest on long-term debt obligations (1)	176,218	8,636	112,383	47,624	7,575
Operating lease obligations—ground leases and office space	4,006	86	747	160	3,013
Operating leases – Paris Marriott and Hamburg Marriot	416,492	4,273	51,274	34,182	326,763
Deferred fees under hotel management contracts	2,202	44	525	350	1,283

Total	$1,287,979	$13,502	$174,107	$566,351	$534,019

(1)	Interest on variable rate long-term debt obligations is calculated based on the variable rates at September 30, 2005.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2005, $20.4 million was in restricted cash and cash equivalents as reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash and cash equivalents. Amounts are capitalized as incurred. Any unexpended amounts will remain with our property upon termination of the management and operating contracts.

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

In August 2002, we entered into two foreign currency forward exchange agreements for a combined notional amount of $50.0 million to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the InterContinental Prague. The above hedges were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these agreements was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of the forward exchange agreements were recorded in Accumulated other comprehensive income (loss) (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These contracts were distributed to SHC LLC in conjunction with the IPO. For the nine months ended September 30, 2004, our mark-to-market adjustments of these contracts resulted in a $2.7 million charge to Other income (expenses), net, and a $3.7 million reduction of Accumulated other comprehensive income (loss).

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

At September 30, 2005, our investment in the Prague joint venture was $12.4 million. We account for this investment under the equity method of accounting. Our equity in earnings of hotel joint ventures (included in these amounts are our equity in earnings (loss) in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $0.8 million and $(9,000) for the three months ended September 30, 2005 and 2004, respectively and $2.3 million and $0.8 million for the nine months ended September 30, 2005 and 2004, respectively, and is included in Other income (expenses), net in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($75.4 million based on the foreign exchange rate as of September 30, 2005) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €70.3 million ($84.5 million based on the foreign exchange rate as of September 30, 2005) outstanding under this arrangement at September 30, 2005. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million in the nine months ended September 30, 2004.

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

We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our consolidated financial statements. These policies have not changed during 2005.

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

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues
2003	$134,966		$132,368		$124,148		$146,249
2004	$140,058		$144,446		$78,110	(1)	$99,026	(1)
2005	$106,048	(1)	$129,955	(1)	$119,617	(1)

(1)	Quarters subsequent to the second quarter of 2004 exclude the results of the Distributed Properties.

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

As required by the joint venture loan agreements with InterContinental Hotels Group, the joint ventures purchased interest rate caps on April 1, 2005 with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202.0 million of the floating rate notes.

Concurrently with the purchase of the interest rate caps described above, SHC Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold on April 1, 2005 with notional amounts of $202.0 million.

Unlike our other derivative instruments, the caps above have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Effective April 15, 2005, we executed $150.0 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on corporate floating rate debt. The aggregate $150.0 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42 % for a combined notional amount of $75.0 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75.0 million.

On June 7, 2005, the Company executed an additional $50.0 million corporate interest rate swap agreement. The agreement effectively fixes the interest rate on corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 4.12%.

As of September 30, 2005, our total outstanding mortgages including Liabilities of assets held for sale, other debt payable and bank credit facility was approximately $689.1 million, of which approximately $187.9 million, or 27.3%, was variable rate debt. Total variable debt excludes $296.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 77 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.5 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 39 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on management’s evaluation, including the participation of our Chief Executive Officer and Principal Financial Officer, as of the end of the period covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have determined that our disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15(e)) are effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

There has been no significant change to our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2005, The Prudential Insurance Company of America, PIC Realty Corporation, Strategic Value Investors, LLC, Prudential Investment Management, Inc., Prudential Assets, LLC, SVI (SHC/Houston) Redemption Vehicle, LLC and (SHC/Olayan) Redemption Vehicle, LLC, which we collectively call Prudential, exchanged 1,035,768 membership units of SHC Funding for an equal number of shares of our common stock in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On November 9, 2005, subsidiaries of SHCI (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with GACC. Initial funding of $220,000,000 was received on November 9, 2005 and secondary draws of up to $130,000,000 will be received within twelve months after closing. Proceeds from this financing, together with available cash, were used to retire the $238,900,000 remaining principal on the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004. The new notes are secured by mortgages on eight hotel properties owned by the Borrowers. The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest will be payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable.

On November 9, 2005, the Company entered into a new bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Wachovia Capital Markets, LLC. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125,000,000 revolving loan and expires November 9, 2009. The initial borrowing base requires a minimum of seven qualified properties (as defined in the agreement). SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (initially 1.50%) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance. The agreement also requires maintenance of certain financial covenants.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 13, 2005 and incorporated herein by reference).

• 10.2	Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC

10.3	Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on July 19, 2005 and incorporated herein by reference).

10.4	Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic

Hotel Funding, L.L.C., various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on July 29, 2005 and incorporated herein by reference).

10.5	Agreement for Sale and Purchase of Hotel dated as of August 24, 2005 by and between SHC Lake Buena Vista II, L.L.C. and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on August 30, 2005 and incorporated herein by reference).

10.6	Amendment to Loan Agreement, dated August 31, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2005 and incorporated herein by reference).

10.7	Amendment to First Mezzanine Loan Agreement, dated August 31, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2005 and incorporated herein by reference).

10.8	Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2005 and incorporated herein by reference).

• 10.9	Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation

• 10.10	Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation

• 10.11	Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation

• 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

• 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

• 32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

• 99.1	Forward-Looking Information and Risk Factors

•	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTEL CAPITAL, INC.

November 10, 2005	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

November 10, 2005	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer