Form 10-K
period 2005-12-31
STRATEGIC HOTEL CAPITAL INC
filed 2006-03-02
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File No. 001-32223

STRATEGIC HOTEL CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State of Incorporation)	(I.R.S. Employer Identification No.)
77 West Wacker Drive, Suite 4600, Chicago, Illinois	60601
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange, Inc.
8.25% Series B Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting stock of the registrant held by nonaffiliates of the registrant was $364,773,438 as of June 30, 2005.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of March 2, 2006 was 59,115,855.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement, to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

WHERE TO FIND MORE INFORMATION:

We maintain a website at http://www.strategichotels.com. Through our web site, we make available, free of charge, our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The SEC maintains a website that contains these reports at http://www.sec.gov.

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, and Ritz-Carlton®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will likely result” or other comparable expressions or the negative of these terms identify forward-looking statements. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

Some important factors that could cause actual results or outcomes for us to differ materially from those discussed in forward-looking statements include, but are not limited to:

•	The factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	Availability of capital;

•	Risks related to natural disasters (including the damage sustained by our New Orleans property as a result of Hurricane Katrina);

•	Increases in interest rates and operating costs;

•	Difficulties in identifying properties to acquire and completing acquisitions;

•	Availability to obtain or refinance debt;

•	The failure of closing conditions to be satisfied;

•	Rising insurance premiums;

•	Delays in construction and development;

•	Marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	Our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	Downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	General volatility of the capital markets and the market price of our common shares;

•	Our failure to maintain our status as a REIT;

•	Increases in real property tax rates;

•	Changes in the competitive environment in our industry and the markets where we invest;

•	Changes in real estate and zoning laws or regulations; and

•	Hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France or other countries where we invest.

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors. We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this annual Report on Form 10-K to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K and in our other documents filed with the SEC that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

PART I

ITEM 1.    BUSINESS.

Overview

We were incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. We went public in an initial public offering in June 2004. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C.I, which we collectively call Whitehall (an affiliate of Goldman Sachs & Co.), and others. We own our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SHC Funding.

We operate as a self-administered and self-managed real estate investment trust, or REIT, managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SHC Funding. We are the sole managing member of our operating partnership and hold approximately 98% of its membership units as of March 2, 2006.

As of March 2, 2006, we:

•	own the fee interest in 11 hotels, comprising 5,122 rooms, located in Arizona, California, Illinois, Louisiana, Washington, D.C. and in Mexico;

•	lease three hotels from unaffiliated lessors: a ground lease in a hotel in Lincolnshire, Illinois and operating leases in hotels in Paris, France and Hamburg, Germany, comprising an aggregate of 859 rooms and we asset manage the Paris and Hamburg hotels on behalf of their lessors;

•	own a 35% interest in a joint venture, with an unaffiliated party, that owns a hotel in Prague, Czech Republic comprising 372 rooms, and we asset manage such hotel on behalf of the joint venture;

•	own an 85% interest in each of the InterContinental Hotel in Miami and the Intercontinental Hotel in Chicago, comprising an aggregate of 1,448 rooms, and we asset manage such hotels on behalf of the joint ventures;

•	own a 31% interest in and act as asset manager for a joint venture, which joint venture is with two unaffiliated parties, that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico; and

•	own a 45% interest in a joint venture, which joint venture is with two unaffiliated parties, that owns a hotel in Coronado, California (San Diego), comprising 679 rooms, and we asset manage that hotel on behalf of the joint venture.

We also asset manage three hotels for SHC LLC under an asset management agreement.

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott® and Ritz-Carlton®.

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

Business Strategy

Our goal is to build upon our existing portfolio of hotel properties to become a preeminent owner of upper upscale and luxury branded hotels primarily in the United States with select international hotels. Our future growth will be driven through the execution of a two-fold business strategy, which focuses on maximizing asset values and operating results through asset management and by research-driven capital deployment through acquisitions and internal investment.

Earnings Growth Through Expert Asset Management

We believe that we can enhance our earnings growth through expert asset management, which will ultimately generate higher overall investment returns. We have developed a comprehensive asset management system that we believe maximizes cash flow growth and property value. In addition, we believe that our asset management style has helped us to maximize economic benefits in an industry that has suffered reduced performance in the past, and to position our properties for the current recovery. Our value-added asset management system has the following general components:

Working in partnership with our hotel management companies, we build a strategic asset management approach to enhancing the cash flow and upside of our properties:

•	Our senior management team has long-standing relationships with executives of most major hospitality companies. Led by Laurence Geller, our President and Chief Executive Officer, with over 40 years of experience in the hospitality industry, our senior management has developed strong relationships with hotel operators throughout the hotel industry. In addition, we generally believe we have asset managers with broader experience in hotel operations than our competitors, in large part as a result of our belief that the efficiency of our team requires in-depth knowledge of all of the components of each property.

•	We believe that we can more effectively influence the operating performance of our hotels if we have multi-property relationships with a select group of hotel management companies, which we call our preferred operators. We select our preferred operators based on our opinion as to whether an operator has strong brand recognition, superior marketing capabilities, management depth and an ability to work with our team to create efficient operations. Because our preferred operators provide the services, technology, human resources training and infrastructure to conduct day-to-day hotel operations, we can focus our energies on monitoring their performance, identifying areas of improvement and providing our operators with useful feedback that they can utilize to maximize operating results and enhance the value of our hotels.

•	We have a proven track record of improving hotel operating performance through the application of value-added programs involving consumer and market research, competitive benchmarking, technology upgrades and systems development and upgrades. In addition, we have long-standing relationships with specialists with whom we consult or recommend to the managers of our hotels as needed in order to provide them more focused support and expertise in areas such as consumer research, purchasing, retailing, merchandising, food and beverage services, physical plant and equipment maintenance, labor systems and parking. Our asset management group is supported by:

•	consumer-based marketing research to assess overall trends in consumer preferences and attitudes on issues such as price, brand, services, amenities and facility needs that have led to strategies that alter customer mix, and improve pricing and overall total revenues; and

•	well-developed techniques for measuring and analyzing departmental and overall hotel profitability and operating trends that have led to implementation of efficiency measures which result in cost savings.

We have also improved operating performance at a number of our hotels through other measures including:

•	appealing real estate taxes, generating annualized tax savings;

•	assisting our hotel operators in conducting energy reviews and audits, generating fuel and electric savings;

•	assisting our operators in a review of staffing levels and productivity standards, generating labor savings; and

•	assisting our operators in a review of their food purchasing practices and vendor pricing, generating reductions in food costs.

•	Our hotels are operated under a number of different brands in different locations, which exposes us to diverse management approaches and provides us with an opportunity to identify, develop and apply what we believe to be the best practices in the industry. Our asset management group uses this knowledge to help our preferred operators implement revenue enhancement opportunities, improve operating performance through cost-saving actions and generate incremental profitability above a hotel’s baseline results.

We provide rigorous oversight of the properties and management companies to ensure the alignment of the management companies’ and our interests and their compliance with management contracts relating to our properties:

•	We closely monitor the management companies to which we have delegated the management of our hotels to ensure that they adhere to the terms of their contracts with us. Our asset management group systematically monitors operating decisions, which are made independently by hotel operators but impact the profitability of our hotel properties. In addition, our asset management group works with each of our preferred operators at their corporate level to seek to maximize the value of our properties through the operation of their internal programs and to ensure that cost allocations to each of our properties are appropriate.

•	As a result of the depth of our involvement in our hotel properties, we believe we attain more favorable terms upon renewal of management contracts. For example, where possible, we negotiate management contracts that align the interests of hotel operators with those of the hotel owner by increasing the emphasis on incentive management fees, which we believe focuses the obligation of each hotel’s management to operate for the benefit of the hotel rather than for the benefit of the brand the hotel carries. In certain cases, these initiatives have included a cap on the allocation of certain chain level expenses to our hotels and, in other cases, have included persuading hotel management companies to adopt money saving labor management and food and beverage purchasing systems.

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

•	Our team’s creative approach often results in capital investment plans for conversion of unused or underutilized space to new revenue-generating facilities. Examples have included changing the usage of existing hotel space and the identification of expansion areas to create additional meeting rooms, guest rooms and retail outlets.

Asset Growth Through Acquisitions

Key elements. Our acquisition strategy incorporates three key elements:

•	Focusing on the acquisition of upper upscale and luxury hotels in attractive markets with barriers to entry where we believe there are opportunities for us to add value by employing our asset management skills and systems;

•	Targeting either hotels with existing management contracts or hotels where there is an opportunity to put in place a management contract with one of our preferred operators that would enhance asset value; and

•	Building single and multi-brand relationships with our preferred operators, which are leading hotel management companies that have strong brand recognition, superior marketing capabilities, management depth and an ability to work with our team to create efficient operations.

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

Target hotels with management contracts or where we can put value-enhancing management contracts in place. We believe that a significant percentage of upper upscale and luxury hotels in North America have management contracts with remaining durations in excess of five years. We believe that our operating skills and experience with our preferred operators enables us to acquire properties with existing management contracts and provide for opportunities to achieve higher initial investment returns than we might attain from similar-quality hotels without management contracts.

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

Selected international opportunities. We have the skills and experience to acquire and asset manage hotels both domestically and internationally, which have permitted us to diversify our portfolio geographically. We currently own hotels in Mexico City and Punta Mita, Nayarit, Mexico, leasehold interests in hotels in Paris, France and Hamburg, Germany and a joint venture interest in a hotel in Prague, Czech Republic, which we asset manage for the joint venture. We believe that the international scope of our knowledge and skills places us in a unique position among lodging REITs and will permit us to take advantage of select international hotel opportunities.

Condominium hotel, fractional ownership and other development. Although our principal focus is on the development of value in our hospitality business, certain of our properties may have alternative, higher relative value residential uses. In selected cases, management intends to pursue a residential strategy in conjunction with residential for sale experts and/or partners. The goals in a residential conversion strategy would include improving the return on an existing asset, liquidating an asset at a premium that would permit reinvestment into additional hospitality assets, and/or providing a mixed use opportunity that would be complementary and therefore increasing the revenue potential of an investment.

Growth through joint ventures. While joint venture financing of new acquisitions is not a primary growth strategy, we have had a successful history of entering into joint venture arrangements and will consider opportunities in the future when:

•	they are with strategic partners whose financial objectives are compatible with ours;

•	they provide compelling economics that may include current asset management fee income, and upside participation; and/or

•	they provide access to strategically important hotel acquisitions.

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

Growth through strategic asset management. We will seek to asset manage properties when such an involvement leads to access to profitable hotel investment opportunities. Our goal is not to enter the traditional asset management business and compete with pure fee for service asset managers on price, but rather to take advantage of special opportunities, like the joint venture opportunities previously described, or strategic alliances that will allow us to earn fees to supplement the returns from our owned properties with limited or no accompanying financial commitment. Similar to our joint venture properties, through these management relationships we expect to gain familiarity with the assets we oversee which may position us favorably to acquire ownership of these properties if they are offered for sale.

Recycle capital for future investments through opportunistic dispositions. We will take advantage of opportunities to sell or enter into a joint venture with respect to our ownership in a property, thereby freeing capital for future investment, when we believe that a disposition or entering into a joint venture would be in our best interest and in compliance with continued qualification as a REIT. For example, we are likely to sell or enter into a joint venture with respect to ownership in properties in circumstances where:

•	we believe that our asset management team has maximized the property’s value;

•	the proceeds of the disposition are unusually attractive;

•	the market in which the property is located is declining or static; or

•	competition in the market requires substantial capital investment, which will not generate returns that meet our criteria.

Competition

The hotel industry is highly competitive and our hotel investments are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels operated under brands in the upper-upscale and luxury segments as described under “Properties”. Increased competition could have a material adverse effect on occupancy, average daily rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.

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

Employees

At December 31, 2005, we had 42 full-time and 4 part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

Environmental

Environmental consultants retained by our lenders conducted Phase I environmental site assessments in 2005 on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing or acquisition. The lenders did not conduct Phase I assessments on our European properties, although older environmental assessments or building engineering surveys exist for these properties. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. The Hilton Burbank Airport and Convention Center is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination. There can be no assurance regarding potential future developments concerning this site, however. We have detected the presence of mold at a few of our properties and generally we remediate the conditions as part of on-going routine maintenance. See “—Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations”.

Insurance

Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Risk Factors” and the following. We are responsible for arranging the insurance for most of our hotels, although in certain cases, hotel management companies assume responsibility for arranging insurance under the relevant operating agreement. Our properties are covered by blanket insurance policies, which cover multiple properties. In the event that these blanket policies are drawn on to cover losses on other properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations. We have comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. Our damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration. We have hired consultants to assess business interruption claims and are currently negotiating with our insurance carrier regarding coverage for these income losses sustained.

Hotel Management Agreements

Our hotels are managed and operated by third parties pursuant to management or lease agreements with our lessee subsidiaries or, in the case of the Paris Marriott Champs Elysees, an independent third party that subleases the property from us. See “—Taxable REIT Subsidiary” below. The agreements generally provide for the payment of base management fees of between 1.0% to 4.0% of gross revenues, as defined in the applicable agreement. In addition, an incentive fee may be paid if certain criteria are met. The remaining terms (not including renewal options) of these management agreements range from three to 26 years. Our management agreements with our operators typically have the terms described below.

•	Operational services. The managers have exclusive authority to supervise, direct and control the day-to-day operation and management of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotels. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. In some cases, the incentive management fee is paid only after the owner has received a certain level of income.

•	Executive supervision and management services. The managers supervise all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections and provide other administrative and accounting support services to the hotel. In some cases, we maintain authority to approve the appointment of the hotel’s general manager.

•	Chain services. The management agreements require the manager to furnish chain services that are generally made available to other hotels managed by that operator. Such services include: (1) the development and operation of computer systems and reservation services, (2) management and administrative services, (3) marketing and sales services, (4) human resources training services and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

•	Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of fixed asset supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•	Furniture, fixtures and equipment replacements. The management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefore, subject to our review or approval. Under the agreement, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 3.0% to 5.0%).

•	Building alterations, improvements and renewals. The management agreements generally require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required by reason of laws or regulations or, in the manager’s reasonable judgment, to keep the hotel in a safe, competitive and efficient operating condition.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreements and meets specified other conditions.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos currently used by the manager may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

We lease one of our hotels, the Marriott Hamburg, pursuant to a lease agreement whereby rent is paid by the management company, as lessee to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of the management contracts described above.

Lease Agreements

We are the tenant under leases with third-party landlords for the Marriott Lincolnshire, the Paris Marriott Champs Elysees and the Hamburg Marriott. The terms of these leases, including renewal options, range from 46 to 55 years. These lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) plus additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Taxable REIT Subsidiary

On January 1, 2001, the provisions of the REIT Modernization Act became effective. These provisions allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 20% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the TRS legislation provides that a REIT may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

We have formed SHC DTRS, Inc. as a wholly-owned TRS. Each of our 11 domestic hotels that are subject to management agreements are leased by our relevant property-owning subsidiary to limited liability company subsidiaries of SHC DTRS, Inc. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties. Otherwise, we may have to pay a 100% penalty tax. We have a similar arrangement with respect to our foreign hotels in Mexico. In Prague, there is an existing lease agreement between the property-owning entity and a tenant that has prepaid the rent, which is being amortized on a straight-line basis over a period of fifteen years. The management agreements between the relevant property-owning subsidiary and the relevant hotel management company have been amended or assigned so that the hotel management company has agreed to manage the properties directly with the relevant limited liability company subsidiary of one of our TRSs. In addition, in order to comply with

French law and the REIT qualification rules, a subsidiary of SanMon Services, LLC, which is controlled by a third party, subleases the Paris Marriott Champs Elysees from us in lieu of a sublease with a TRS. The owner of SanMon Services, LLC bears the economic risks and benefits of this arrangement.

Our TRS Leases

Each lease for the hotels, other than with respect to the InterContinental Prague, has a non-cancelable term of approximately five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for the lessee’s use and occupancy, condemnation, or our sale or disposition of the hotel.

During the term of each lease, other than with respect to the InterContinental Prague, our TRS lessees are obligated to pay a fixed annual base rent and a percentage rent. In Prague, the tenant has prepaid the rent as noted above. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues for each of the hotels with certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees which is paid monthly. Base rent accrues and is paid monthly. The base rent and percentage rents are adjusted annually for changes in the consumer price or similar index.

Other than fixed charges, including real estate and personal property taxes, capital expenditures and a reserve for capital expenditures, which are obligations of the lessor, the leases require our TRS lessees to pay rent, property insurance, all costs and expenses and all utility and other charges incurred in the operation of the hotels.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer and principal financial accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.strategichotels.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Investor Relations, Strategic Hotel Capital, Inc., 77 West Wacker Drive, Suite 4600, Chicago, Illinois 60601.

ITEM 1A.    RISK FACTORS.

In addition to the factors discussed elsewhere in this annual report on Form 10-K, the following are some of the important factors that could cause our actual results to differ materially from those projected in any future-looking statements and could affect our future financial performance:

Risks Related to Our Business

Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance.

Our Hyatt Regency New Orleans Property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005, and as a result, the hotel’s operations have substantially ceased. The physical damage to the property and the interruption of the hotel’s operations has had and is expected to have a material adverse effect on our results of operations. Substantial capital expenditures for the restoration of the property are required and we expect to incur operating losses at the property for the foreseeable future. There can be no assurance that our losses from property damage and business interruption will be offset by the proceeds of insurance obtained under our insurance policy. Further, the insurance policy requires payment by the Company of a deductible of approximately $11.0 million for this claim. Ultimately, our claims for insurance will be subject to review by our insurance carrier, any of which may be rejected in whole or in part. The value of the hotel and its future contribution to our results of operations will depend on our ability to restore the property without any substantial delays and on the recovery of the New Orleans local economy in general and, in particular, the recovery of the New Orleans tourism and convention industry. A natural disaster producing the devastation of Hurricane Katrina is unprecedented in recent U.S. history and the recovery of the local economies and impacted industries in the affected regions will turn on the leadership and actions of federal, state and local governments, which are beyond our control. We can provide no assurance as to the timing and ultimate success of government lead recovery efforts. Our New Orleans property contributed approximately 15% of our EBITDA for the six months ended June 30, 2005.

The termination of or the continued reduction in our fee generated under our asset management agreement with SHC LLC will result in a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders.

Our asset management agreement with SHC LLC is terminable by SHC LLC at any time after June 29, 2006 upon 90 days’ notice. Additionally, the annual fee of $5.0 million payable to us under the asset management agreement is reduced after December 31, 2005 to the extent that SHC LLC sells any of its seven hotels covered by the asset management agreement. SHC LLC recently sold three properties in 2005 and one property in 2006. As a result of these dispositions, the asset management fee was reduced by approximately $2.2 million annually. We anticipate that in the future SHC LLC will sell other hotels subject to the asset management agreement, which would further decrease our asset management fee. If the asset management agreement is terminated or our fee continues to be reduced, we will experience a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders.

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

We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable rate, and we may borrow additional variable rate debt under our revolving credit facility. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions.

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

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our revolving credit facility or borrow new funds to acquire properties. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income or to ensure otherwise that we maintain our qualification as a REIT for U.S. Federal income tax purposes.

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

As of March 2, 2006, six of our hotels were located in California, the greatest concentration of our portfolio properties in any state. California has been historically at greater risk to certain acts of nature, such as floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other regions. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California or other local economies where we operate.

An economic slowdown would adversely affect our results by causing declines in average daily room rates or occupancy.

The performance of the lodging industry has traditionally been closely linked with the general economy. In an economic downturn, upper upscale and luxury hotels may be more susceptible to a decrease in revenues, as compared to hotels in other categories that have lower room rates. In periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels, when compared to other classes of hotels. An economic slowdown could result in further declines in average daily room rates or occupancy, and thereby have a material adverse effect on our results of operations.

Rising operating expenses and costs of capital improvements could reduce our cash flow, EBITDA and funds available for future distributions.

Our properties are subject to operating risks common to the lodging industry in general. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we could be required to spend additional funds for that property’s operating expenses. In the future, our properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow, Earnings Before Interest Expense, Taxes, Depreciation and Amortization, or EBITDA, and funds available for future distributions.

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

Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, net revenue per available room, or RevPAR, and average daily rates, we may not be able to force the management company to change its method of operation of our hotels. Additionally, in the event that we need to replace any of our management companies, we may be required by the terms of the management agreement to pay substantial termination fees and may experience disruptions at the affected hotels. The effectiveness of the hotel management companies in managing our hotels will, therefore, significantly affect the revenues, expenses and value of our hotels.

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

We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels and others who are engaged in real estate investment activities for the acquisition of hotels. These competitors may drive up the price we must pay for real property, other assets or other companies we seek to acquire or may succeed in acquiring those properties, assets or companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable investment properties may increase in the future. This would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability may be reduced. Also, future acquisitions of real property, other assets or other companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. We also may not be successful in identifying or consummating acquisitions and joint ventures on satisfactory terms. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets.

We are prohibited from selling one of our properties in taxable transactions before specified dates in the future.

Unless the transaction will qualify as a tax deferred exchange, the terms of certain agreements prohibit us from selling the Loews Santa Monica Beach Hotel before the earlier of March 4, 2013 or the date three named individuals are deceased. Also, we agreed to maintain $60.0 million of indebtedness on the Loews Santa Monica Beach Hotel until such date. These limitations may prevent us from selling this property on a timely basis or at all.

Our management has a limited history operating a REIT and limited experience managing a public company.

We have a brief operating history. Until recently, our management team has historically operated our business as a privately-owned entity, has limited experience operating a REIT and limited experience managing a publicly-owned company. We continue to develop control systems and procedures adequate to support a public REIT company and this transition could place a significant strain on our management systems, infrastructure, overhead and other resources.

Investing through partnerships or joint ventures decreases our ability to manage risk.

In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels and resorts owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Our entry into the hotel condominium and fractional ownership market exposes us to new risks.

We have recently announced plans to develop and market hotel condominium and fractional ownership interests at certain of our properties, which exposes us to new risks associated with entering a new line of business, including developing the knowledge of and experience in these markets, recruiting professionals to manage the new business lines and developing and capitalizing on new marketing relationships with experienced market participants. The marketing and sale of condominiums and fractional ownership interests are subject to extensive regulation by the federal government and the states in which the properties are located, and in the case of fractional ownership interests, in the states where the fractional ownership interests are marketed and sold. Changes in the legal requirements or a determination that we are not in compliance could adversely affect our hotel condominium and fractional ownership business.

The threat of terrorism has adversely affected the hotel industry generally and these adverse effects may continue or, particularly if there are further terrorist events, worsen.

The threat of terrorism has caused a significant decrease in hotel occupancy and average daily rates due to disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas and near airports have been adversely affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel, particularly transient business travel, which includes the corporate and premium business segments that generally pay the highest average room rates. Further terrorist acts, terrorism alerts or outbreaks of hostilities could have a negative effect on travel and on our business.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Five of our hotels are located in California, which has been historically at greater risk to certain acts of nature (such as floods and earthquakes) than other states. Our Four Seasons hotel in Mexico City is also in an area exposed to greater risk of earthquakes. Our Hyatt Regency New Orleans, InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods. Our Hyatt Regency New Orleans Property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005, and as a result, the hotel’s operations have substantially ceased.

In the event of a catastrophic loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. In the event of a significant loss that is covered by insurance, our deductible may be high and, as a consequence, it could materially adversely affect our financial condition. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property.

Certain events such as the terrorist attacks on September 11, 2001 and Hurricane Katrina in August 2005 have made it more difficult and expensive to obtain property and casualty insurance, including coverage for terrorism. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property or casualty insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, flood and terrorism) may not be generally available to fully cover potential losses. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages, which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

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

Our hotel properties are subject to various U.S. Federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws can also impose liability on parties that arrange for the disposal of wastes at an offsite property that becomes contaminated.

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

We have reviewed environmental reports prepared by our consultants and consultants retained by our lenders at various times, which disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability. At some facilities these include on-site dry cleaning operations, petroleum storage in underground storage tanks, past tank removals and the known or suspected presence of asbestos, mold or thorium.

We have detected the presence of mold at a few of our hotels and generally we remediate the conditions as part of on-going routine maintenance. Many of the costs associated with remediation of mold may be excluded from coverage under our property and general liability policies, in which event we would be required to use our own funds to remediate. Further, in the event moisture infiltration and resulting mold is pervasive, we may not be able to rent rooms at that hotel, which could result in a loss of revenue. We can make no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future material adverse effect on our business, financial condition, results of operations and ability to make distributions to our stockholders.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination or exposure to hazardous substances such as asbestos, lead paint or black mold. In recent years, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been an increasing number of lawsuits against owners and managers of real property relating to the presence of mold. Damages related to the presence of mold are generally excluded from our insurance coverage. Should an uninsured loss arise against us, we would be required to use our own funds to resolve the issue, which could have an adverse impact on our results of operations and ability to make distributions to stockholders.

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

We expect to acquire additional hotel properties from time to time. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for acquisitions that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

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

Our charter permits the removal of a director only upon the affirmative vote of two-thirds of the votes entitled to be cast generally in the election of directors and provides that vacancies may only be filled by a majority of the remaining directors. Our bylaws require advance notice of a stockholder’s intention to nominate directors or present business for consideration by stockholders at an annual meeting of our stockholders. These provisions may delay, defer or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

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

We have opted out of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, we may, by amendment to our bylaws, become subject to the control share provisions of the MGCL in the future.

We rely on our President and Chief Executive Officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our President and Chief Executive Officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years’ experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results. Mr. Geller’s employment agreement was automatically renewed on January 1, 2006 for a one-year term ending on December 31, 2006.

You have limited control as a stockholder regarding any changes we make to our policies.

Our board of directors determines our major policies, including our investment objectives, financing, growth and distributions. Our board may amend or revise these and other policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies.

Tax Risks

If we fail to maintain our status as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. Federal taxation, reducing our earnings available for distribution.

We currently qualify as a REIT under the Internal Revenue Code of 1986, as amended. The requirements for this qualification, however, are complex. If we fail to meet these requirements in the future, our distributions will not be deductible by us and we will have to pay a corporate U.S. Federal level tax on our income. This would substantially reduce our cash available to pay distributions on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we maintain our status as a REIT, we may become subject to U.S. Federal, state, local or foreign taxes on our income or property reducing our earnings available for distribution.

Even it we maintain our status as a REIT, we may become subject to U.S. Federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction”, that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay U.S. Federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

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

To continue to qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. The rent paid pursuant to the leases of our hotels to our taxable REIT subsidiaries will only qualify for purposes of the gross income tests if the leases are respected as true leases for U.S. Federal income tax purposes and are not treated as service contracts, joint ventures or some other type of arrangement. If the leases are not respected as true leases for U.S. Federal income tax purposes, we would fail to qualify as a REIT.

Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes.

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

The U.S. Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current laws, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions, and therefore we may be required to pay a penalty tax.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Offices. We sub-lease our headquarters located at 77 West Wacker Drive, Suite 4600, Chicago, Illinois 60601 from SHC LLC at a fair market value determined at the commencement date of the sublease, which is currently less than the amount paid by SHC LLC under its lease. Currently, we believe that this office space is suitable for our operations.

Overview. Set forth below is a summary of certain information related to our owned hotel properties as of March 2, 2006. For further information regarding our hotel properties, see “—Individual Property Data” below.

Hotel	Location	Number of Rooms	Property Interest	Date Acquired
Hyatt Regency New Orleans(1)(*)	New Orleans, LA	1,184	Fee simple	9/1997
InterContinental Chicago Hotel(2)(*)	Chicago, IL	807	Fee simple	4/2005
Hyatt Regency Phoenix(*)	Phoenix, AZ	696	Fee simple	1/1998
Fairmont Chicago Hotel(*)	Chicago, IL	692	Fee simple	9/2005
Hotel del Coronado(3)	Coronado, CA	679	Fee simple	1/2006
InterContinental Miami Hotel(2)(*)	Miami, FL	641	Fee simple	4/2005
Hilton Burbank Airport and Convention Center(*)	Burbank, CA	488	Fee simple	1/1998
Marriott Rancho Las Palmas Resort(*)	Rancho Mirage, CA	444	Fee simple	1/1998
Hyatt Regency La Jolla at Aventine(*)	La Jolla, CA	419	Fee simple	7/1999
Marriott Lincolnshire Resort(4)(*)	Lincolnshire, IL	390	Ground lease	9/1997
InterContinental Prague(5)(*)	Prague, Czech Republic	372	Fee simple	8/1998
Loews Santa Monica Beach Hotel(6)(*)	Santa Monica, CA	342	Fee simple	3/1998
Marriott Hamburg(7)	Hamburg, Germany	277	Leasehold	6/2000
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	261	Fee simple	8/2004
Four Seasons Mexico City(*)	Mexico City, Mexico	240	Fee simple	12/1997
Four Seasons Washington, D.C.	Washington, D.C.	211	Fee simple	3/2006
Paris Marriott Champs Elysees(7)	Paris, France	192	Leasehold	2/1998
Four Seasons Punta Mita Resort(*)	Punta Mita, Mexico	145	Fee simple	2/2001

Total Number of Rooms		8,480

(1)	This property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005 and as a result, the hotel’s operations have effectively ceased.
(2)	We own 85% controlling interests in two joint ventures that own these properties.
(3)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage.
(4)	We have a ground lease interest in this property.
(5)	We have a 35% joint venture interest in this property.
(6)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(7)	These properties were originally acquired on the dates indicated in the table, but were subsequently sold to a third party and leased back by us in transactions that are more fully described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.
(*)	These properties are subject to mortgages as more fully described below under “Item 8. Financial Statements and Supplementary Data—Note 7. Indebtedness”.

Property Performance. The following table presents statistical data and certain performance information for our period of ownership in 2005 and 2004 at those hotel properties owned as of December 31, 2005. For additional information regarding business segment data such as revenues and long-lived assets, see note 17 to our consolidated financial statements included herein.

	Year Ended December 31, 2005			Year Ended December 31, 2004
HOTEL	Average Daily Rate	Average Occupancy %	RevPAR	Average Daily Rate	Average Occupancy %	RevPAR
Hyatt Regency New Orleans*	$140.59	59.6%	$83.80	$141.14	62.3%	$87.92
InterContinental Chicago Hotel	$190.46	79.5%	$151.43	NA	NA	NA
Hyatt Regency Phoenix	$133.31	64.9%	$86.58	$134.37	64.7%	$86.97
Fairmont Chicago Hotel	$213.79	72.8%	$155.63	NA	NA	NA
InterContinental Miami Hotel	$143.46	67.6%	$97.02	NA	NA	NA
Hilton Burbank Airport and Convention Center	$123.26	73.7%	$90.87	$114.56	61.9%	$70.92
Marriott Rancho Las Palmas Resort	$151.22	67.9%	$102.67	$142.28	67.3%	$95.74
Hyatt Regency La Jolla at Aventine	$163.83	76.4%	$125.10	$152.57	74.2%	$113.14
Marriott Lincolnshire Resort	$121.57	66.7%	$81.14	$112.49	68.7%	$77.23
InterContinental Prague	$198.93	80.1%	$159.31	$195.21	80.4%	$156.87
Loews Santa Monica Beach Hotel	$263.34	83.1%	$218.81	$244.00	79.7%	$194.53
Marriott Hamburg	$146.42	78.8%	$115.39	$149.05	79.8%	$118.93
Ritz-Carlton Half Moon Bay	$328.99	67.4%	$221.71	$319.11	67.9%	$216.84
Four Seasons Mexico City	$220.72	64.7%	$142.86	$217.62	63.3%	$137.69
Paris Marriott Champs Elysees	$441.84	82.0%	$362.18	$406.54	82.2%	$334.19
Four Seasons Punta Mita Resort	$576.34	80.2%	$462.10	$540.10	75.2%	$406.39

Total	$191.08	71.3%	$136.28	$178.96	68.9%	$123.36

*	The available rooms used for these statistics do not include rooms that were taken out of service as a result of Hurricane Katrina in August 2005.

Individual Property Data

The following descriptions of our individual properties include additional financial and tax disclosure for our three largest properties as measured by gross revenue or book asset value.

InterContinental Chicago Hotel

The Property. We own an 85% controlling interest in the joint venture that owns the InterContinental Chicago Hotel. Located in the heart of Chicago’s famous Magnificent Mile, the building was built in 1929 and is a historic landmark. The hotel is currently comprised of 807 guest rooms, including 71 suites and 23 business-class rooms with spacious work areas. Capital expenditures in 2005 were approximately $425,000. Capital expenditures for 2006 are expected to be approximately $2.6 million. We expect to fund such capital expenditures with existing reserve funds, cash provided by operations and borrowings under our revolving credit facility.

Competition. Competitor hotels include The Peninsula, the Conrad Hilton, The Hard Rock, The Park Hyatt, The Sofitel Chicago Watertower, the Embassy Suites Lakefront and the Fairmont Chicago.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the InterContinental Chicago Hotel following its acquisition by us in April 2005 (in thousands, except selected operating information):

2005
Selected Financial Information:
Total revenue	$52,164
Operating expenses	30,203
Gross operating profit	21,961
Other expenses	$3,662
Selected Operating Information:
Rooms	807
Average Occupancy	79.5%
ADR	$190.46
RevPAR	$151.43

The adjusted tax basis for the building for the year ended December 31, 2005 was $87.5 million, which is depreciated on a straight-line basis over an estimated life of 39 years.

Fairmont Chicago Hotel

The Property. We own a fee simple interest in the Fairmont Chicago Hotel. The hotel is conveniently located in the heart of downtown Chicago, near major cultural attractions and is comprised of 692 extraordinarily spacious guest rooms and spectacular lakefront suites. Capital expenditures in 2005 were approximately $1.1 million. Capital expenditures for 2006 are expected to be approximately $4.8 million. We expect to fund such capital expenditures with existing reserve funds, cash provided by operations and borrowings under our revolving credit facility.

Competition. Competitor hotels include The Peninsula, the Conrad Hilton, The Hard Rock, The Park Hyatt, The Sofitel Chicago Watertower, the Embassy Suites Lakefront and the InterContinental Chicago.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the Fairmont Chicago Hotel following its acquisition by us in September 2005 (in thousands, except selected operating information):

2005
Selected Financial Information:
Total revenue	$22,654
Operating expenses	14,050
Gross operating profit	8,604
Other expenses	$2,247
Selected Operating Information:
Rooms	692
Average Occupancy	72.8%
ADR	$213.79
RevPAR	$155.63

The adjusted tax basis for the building for the year ended December 31, 2005 was $136.8 million, which is depreciated on a straight-line basis over an estimated life of 39 years.

Ritz-Carlton Half Moon Bay

The Property. We own a fee simple interest in the Ritz-Carlton Half Moon Bay, which is located in Western San Mateo County and is less than an hour from downtown San Francisco. The hotel opened in 2001 and is comprised of 261 guest rooms, the majority of which offer ocean or coastal views, including 159 king rooms, 80 double/double rooms and 22 suites. Capital expenditures in 2005 were approximately $2.9 million. Capital expenditures for 2006 are expected to be approximately $2.0 million. We expect to fund such capital expenditures with existing reserve funds, cash provided by operations and borrowings under our revolving credit facility.

Competition. Competitor hotels include the Shutters on the Beach, Wyndham Luxury Carmel Valley, Fairmont Sonoma Mission Inn and Spa, Hotel Del Coronado, Ritz-Carlton Laguna Niguel (which we separately asset manage for SHC LLC), Hyatt Regency Monterey, Xanterra Parks & Resorts, Silverado Resort, Four Seasons Resort Aviara and Four Seasons Resort Santa Barbara.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the Ritz Carlton Half Moon Bay hotel following its acquisition by us in August 2004 (in thousands, except selected operating information):

	2005	2004
Selected Financial Information:
Total revenue	$50,973	$18,202
Operating expenses	38,104	13,942
Gross operating profit	12,869	4,260
Other expenses	$4,361	$1,436
Selected Operating Information:
Rooms	261	261
Average Occupancy	67.4%	67.9%
ADR	$328.99	$319.11
RevPAR	$221.71	$216.84

The adjusted tax basis for the building for the year ended December 31, 2005 was $113.6 million, which is depreciated on a straight-line basis over an estimated life of 39 years.

Hyatt Regency New Orleans

We own a fee simple interest in the Hyatt Regency New Orleans. Hurricane Katrina, which struck the Gulf Coast region in August 2005, has substantially damaged the property, and as a result, the hotel’s operations have substantially ceased. The hotel opened in 1976 and was comprised of 1,184 guest rooms, including 570 king rooms, 566 double/double rooms and 48 suites. See further information in “Risks Related to Our Business—Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance.”

Hyatt Regency Phoenix

We hold a fee simple interest in the Hyatt Regency Phoenix hotel. The Hyatt Regency Phoenix was completed in 1976 and is comprised of 696 guest rooms, including 270 king rooms, 205 queen/queen rooms, 152 double/double rooms, 36 studio suites, 25 two bedroom suites, five hospitality suites and three one bedroom suites. The Hyatt Regency Phoenix is located in downtown Phoenix, Arizona. Nearby attractions include the Phoenix Downtown Civic Plaza Convention Center, local, national and multinational businesses in the downtown area, along with several entertainment and sports venues including BankOne Ballpark, America West Arena and the Dodge Theatre.

InterContinental Miami Hotel

We own an 85% controlling interest in the joint venture that owns the InterContinental Miami Hotel. The InterContinental Miami Hotel is comprised of 641 guest rooms, including an expansive 3,300 square foot split-

level Presidential and Royal Suites, 34 suites and 101 Club InterContinental rooms. The InterContinental Miami Hotel is located just 10 miles from the Miami International Airport and is within walking distance of the Miami Convention Center, conveniently located close to Miami Beach and adjacent to the fashionable shops and restaurants of Bayside Marketplace.

Hilton Burbank Airport and Convention Center

We hold a fee simple interest in the Hilton Burbank Airport and Convention Center. The first phase of the Hilton Burbank hotel was completed in 1981 and the second phase was completed in 1991. The hotel is comprised of 488 guest rooms, including 224 standard doubles, 185 standard kings, two presidential suites, 35 one bedroom king suites and 42 one bedroom double suites. Nearby attractions include the movie and television studios of Warner Brothers, NBC, Walt Disney and Universal, which are located within seven miles of the property.

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

Marriott Lincolnshire Resort

We hold a ground lease interest in the Marriott Lincolnshire Resort hotel. The current term of the ground lease will expire on January 1, 2021 and we have the option to extend for three additional 10-year periods. Our leasehold interests are further described under “Business—Lease Agreements”. The Marriott Lincolnshire Resort was completed in 1975 and is comprised of 390 guest rooms, including seven suites, 165 king rooms and 218 double/double rooms. The Marriott Lincolnshire Resort also has many amenities including the 18-Hole George Fazio PGA Golf Course and an 882-seat theatre. The hotel is located in Lincolnshire, Illinois, a northern suburb of Chicago.

Hotel InterContinental Prague

We have a 35% ownership interest in a joint venture, which holds a fee simple interest in the Hotel InterContinental Prague. The hotel opened in 1974 and is comprised of 372 guest rooms, including 89 suites. In addition, the property includes a 27-unit extended stay apartment building and two additional apartment buildings for long-term residential lets. The hotel is located in Prague’s historic Old Town with views of the Vltava River.

Loews Santa Monica Beach Hotel

We hold a fee simple interest in the Loews Santa Monica Beach Hotel. The Loews Santa Monica Beach Hotel opened in 1989 and is comprised of 342 guest rooms, including 19 suites, 150 king rooms and 173 double/double rooms. The hotel is located approximately 150 feet east of Santa Monica Beach. The Third Street Promenade and the Santa Monica Pier are within walking distance of the Loews Santa Monica Beach Hotel.

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

Four Seasons Punta Mita Resort

We hold a fee simple interest in the Four Seasons Punta Mita Resort hotel. The resort, which opened in 1999, has 114 guest rooms and 26 suites for a total of 145 units. All units are situated in one- to three-story Mexican style, tile-roofed casitas. The Four Seasons Punta Mita Resort is located in Punta Mita, Nayarit, Mexico, which is 25 miles northwest of Puerto Vallarta, which is one of Mexico’s most popular tourist destinations located on the Pacific coast.

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

Our common stock is listed and traded on the New York Stock Exchange under the symbol “SLH”. As of March 2, 2006, the number of registered holders of record of our common stock was 164.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period June 23, 2004 through December 31, 2005.

	2005 Per Share of Common Stock			2004 Per Share of Common Stock
	Market Price			Market Price
	High	Low	Dividend Paid	High	Low	Dividend Paid
First Quarter	$17.26	$13.94	$0.22	NA	NA	NA
Second Quarter	19.48	13.25	0.22	$14.70	$14.00	$—
Third Quarter	20.30	17.32	0.22	15.75	13.00	0.22
Fourth Quarter	20.97	16.31	0.22	16.56	13.10	0.22

Year	$20.97	$13.25	$0.88	$16.56	$13.00	$0.44

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with the REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

We did not repurchase any of our equity securities during 2005 or 2004.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth our selected consolidated financial and operating information on a historical basis. The selected historical financial data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 has been derived from our audited financial statements included herein. The selected historical financial data as of December 31, 2003, 2002 and 2001 and for each of the two years in the period ended December 31, 2002 have been derived from our audited financial statements not included in this filing. The following information should be read together with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto, which are included in Item 8—Financial Statements and Supplementary Data.

The historical financial data presented herein prior to the date of our initial public offering (the “IPO”) is the historical financial data of our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were distributed by SHC Funding to SHC LLC in the Formation and Structuring Transactions (as defined in Item 8).

Historical

as of and for the Years Ended December 31,

	2005(1)	2004(1)(2)	2003(1)	2002(1)	2001(1)
	(In thousands, except statistical data)
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	15	14	20	25	25
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	7,213	5,820	9,567	10,621	10,619
Average occupancy rate	71.0%	70.5%	69.2%	69.4%	67.6%

Operating Data:
Revenue:
Rooms	$257,628	$248,371	$297,542	$308,673	$323,997
Food and beverage	164,838	138,480	158,158	161,651	167,600
Other hotel operating revenue	53,492	49,827	54,393	57,375	65,494
Lease revenue	16,787	24,233	27,638	35,134	45,286

Total Revenues	492,745	460,911	537,731	562,833	602,377
Operating Costs and Expenses:
Rooms	62,730	62,772	77,588	77,285	79,044
Food and beverage	116,493	106,131	123,204	123,621	127,298
Other departmental expenses	136,559	125,803	140,117	139,442	145,249
Management fees	15,033	16,351	18,330	18,510	19,903
Other property level expenses	29,089	27,722	34,948	32,494	31,585
Lease expense	13,178	6,446	—	—	—
Depreciation and amortization	49,824	57,275	78,760	100,791	118,690
Impairment losses on goodwill and hotel properties	—	—	—	5,435	38,281
Corporate expenses	21,023	28,845	21,912	15,854	18,428

Total Operating Costs and Expenses	443,929	431,345	494,859	513,432	578,478

Operating Income	48,816	29,566	42,872	49,401	45,430
Interest Expense	(36,142)	(62,191)	(104,059)	(97,988)	(125,164)
Minority Interests	(3,508)	1,993	(2,895)	(10,264)	(10,812)
Income (Loss) from Continuing Operations	10,772	(52,090)	(81,626)	(58,304)	(100,005)
Income (Loss) from Discontinued Operations	19,488	65,423	25,432	8,001	(8,678)
Net Income (Loss)	$30,260	$13,333	$(56,194)	$(50,303)	$(116,659)

Net Income (Loss) Available to Common Shareholders	$23,507	$13,333	$(56,194)	$(50,303)	$(116,659)

FFO(3)	$43,371	$(5,108)	$13,762	$69,552	$(5,597)

FFO—Fully Converted(3)	$61,313	$(260)	$32,025	$117,151	$42,847

EBITDA(3)	$133,475	$143,180	$151,781	$186,544	$161,836

Balance Sheet Data:
Total assets	1,448,110	990,350	2,079,521	2,269,657	2,352,572
Total liabilities	861,367	732,744	1,832,845	1,934,264	1,970,817
Minority interests	87,646	61,053	107,608	217,778	213,025
Owners’ equity	499,097	196,553	139,068	117,615	168,730

(1)	We sold two hotel properties in the fourth quarter of 2005, one hotel property in the first quarter of 2004, and five hotel properties in the first two quarters of 2003 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”. The statistical data for each year presented above includes the sold hotels prior to the date of sale. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.

(2)	The historical information for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	We present three non-GAAP financial measures herein for us that we believe are useful to investors as key measures of our operating performance: Funds from Operations (FFO), FFO-Fully Converted and Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA). Reconciliation of these measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure, is set forth in the following tables.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance that would not have certain drawbacks associated with net income under GAAP. NAREIT defines FFO as net income (or loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate-related depreciation and amortization, and after adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. We also present FFO-Fully Converted, which is FFO plus convertible debt interest expense and minority interest expense on convertible minority interests. We believe that the presentation of FFO and FFO-Fully Converted provides useful information to investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

EBITDA represents net income (loss) available to common shareholders excluding: (i) interest expense, (ii) income tax expense, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; and (iii) depreciation and amortization. EBITDA also excludes interest expense, income tax expense and depreciation and amortization of our equity method investments. EBITDA for 2005, 2004 and 2003 is presented on a full participation basis, which means we have assumed conversion of all convertible minority interests into our common stock. We believe this treatment of minority interest provides more useful information for management and our investors and appropriately considers our current capital structure. We believe EBITDA is useful to management and investors in evaluating our operating performance because it provides management and investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps management and investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as a measure in determining the value of acquisitions and dispositions.

We caution investors that amounts presented in accordance with our definitions of FFO, FFO-Fully Converted, and EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO, FFO-Fully Converted, and EBITDA should not be considered as an alternative measure of our net income (loss) available to common shareholders or operating performance. FFO, FFO-Fully Converted, and EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO, FFO-Fully Converted, and EBITDA can enhance your understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily a better indicator of any trend as compared to comparable GAAP measures such as net income (loss) available to common shareholders. In addition, you should be aware that adverse economic and market conditions might negatively impact our cash flow. Below, we include a quantitative reconciliation of FFO, FFO-Fully

Converted, and EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) available to common shareholders, and provide an explanatory description by footnote of the items excluded from FFO, FFO-Fully Converted, and EBITDA.

(4)	Includes restricted cash and cash equivalents.

The following tables show the reconciliations between net income (loss) available to common shareholders and FFO and FFO—Fully Converted and net income (loss) available to common shareholders and EBITDA for the periods indicated:

Reconciliation of Net Income (Loss) Available to Common Shareholders to

Funds From Operations (FFO) and FFO—Fully Converted

Historical for the Years Ended December 31,

	2005(1)	2004(1)(2)	2003(1)	2002	2001
	(In thousands)
Net income (loss) available to common shareholders	$23,507	$13,333	$(56,194)	$(50,303)	$(116,659)
Depreciation and amortization—continuing operations	49,824	57,275	78,760	100,791	118,690
Depreciation and amortization—discontinued operations	2,782	4,188	9,414	16,894	11,901
Gain on sale of assets—continuing operations	(42)	—	—	—	(21,531)
Gain on sale of assets—discontinued operations	(21,202)	(75,982)	(21,072)	—	—
Realized portion of deferred gain on sale leasebacks	(4,355)	(2,180)	—	—	—
Deferred tax expense on realized portion of deferred gain on sale leasebacks	1,307	657	—	—	—
Minority interest adjustments	(10,546)	(5,573)	(466)	(819)	(1,019)
Adjustments from unconsolidated affiliates	2,096	3,174	3,320	2,989	3,021

FFO(3)	43,371	(5,108)	13,762	69,552	(5,597)
Convertible debt interest expense	—	4,105	14,902	36,516	36,613
Convertible minority interests	17,942	743	3,361	11,083	11,831

FFO—Fully Converted(3)	$61,313	$(260)	$32,025	$117,151	$42,847

(1)	We sold two hotel properties in the fourth quarter of 2005, one hotel property in the first quarter of 2004, and five hotel properties in the first two quarters of 2003 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	FFO has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 and $38,281 for the years ended December 31, 2002 and 2001, respectively.

•	Impairment losses from discontinued operations amounted to $12,675 and $22,707 for the years ended December 31, 2004 and 2001, respectively.

•	Loss on early extinguishment of debt from continuing operations amounted to $7,572, $20,874, $13,121 and $13,868 for the years ended December 31, 2005, 2004, 2003 and 2001, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $543, $1,060, and $1,726 for the years ended December 31, 2005, 2004 and 2003, respectively.

Reconciliation of Net Income (Loss) Available to Common Shareholders to EBITDA

Historical for the Years Ended December 31,

	2005(1)	2004(1)(2)	2003(1)	2002	2001
	(In thousands)
Net income (loss) available to common shareholders	$23,507	$13,333	$(56,194)	$(50,303)	$(116,659)
Depreciation and amortization—continuing operations	49,824	57,275	78,760	100,791	118,690
Depreciation and amortization—discontinued operations	2,782	4,188	9,414	16,894	11,901
Interest expense—continuing operations	36,142	62,191	104,059	97,988	128,875
Interest expense—discontinued operations	1,607	2,964	9,684	13,943	12,666
Income taxes	1,298	4,815	(2)	3,199	3,172
Mexican asset tax refund	—	(2,427)	—	—	—
Minority interests	7,396	(4,831)	2,895	(1,382)	(1,503)
Adjustments from unconsolidated affiliates	4,166	5,672	3,165	5,414	4,694
Preferred shareholder dividend	6,753	—	—	—	—

EBITDA(3)	$133,475	$143,180	$151,781	$186,544	$161,836

(1)	We sold two hotel properties in the fourth quarter of 2005, one hotel property in the first quarter of 2004, and five hotel properties in the first two quarters of 2003 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	EBITDA has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 and $38,281 for the years ended December 31, 2002 and 2001, respectively.

•	Impairment losses from discontinued operations amounted to $12,675 and $22,707 for the years ended December 31, 2004 and 2001, respectively.

•	Loss on early extinguishment of debt from continuing operations amounted to $7,572, $20,874, $13,121 and $13,868 for the years ended December 31, 2005, 2004, 2003 and 2001, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $543, $1,060, and $1,726 for the years ended December 31, 2005, 2004 and 2003, respectively.

•	Gain on sale of assets from discontinued operations amounted to $21,202, $75,982 and $21,072 for the years ended December 31, 2005, 2004 and 2003, respectively. Gain on sale of assets from continuing operations amounted to $21,531 for the year ended December 31, 2001.

•	Realized portion of deferred gain on sale leasebacks amounted to $4,355 and $2,180 for the years ended December 31, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotel Capital, Inc. for the years presented and should be read together with the notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

Overview

We do business as Strategic Hotels and Resorts and were incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed, beginning with our 2004 tax year, as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels (the Distributed Properties), and Strategic Hotel Capital, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—Note 1. General” for the hotel interests owned by us and SHC LLC.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SHC Funding), which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 84% of its membership units as of December 31, 2005. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

The historical financial data prior to June 29, 2004 presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section is the historical financial data for our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were not contributed to SHC Funding as part of the transactions relating to the IPO. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position after the IPO. Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHCI, SHC Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2005 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. We sold five hotel properties in 2003, one property in 2004 and two properties in 2005. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the years ended December 31, 2005, 2004 and 2003. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying statements of operations.

In addition, we acquired our joint venture partner’s 65% interest in the lease of the Hamburg Marriott on March 1, 2004. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million. On April 1, 2005, we purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of approximately $301.0 million and established a new basis of approximately $297.0 million. Our total initial investment was $285.4 million. On September 1, 2005, we purchased the Fairmont Chicago for approximately $158.0 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported comparable operating results throughout the reporting periods being presented. Accordingly, our comparable hotels for purposes of the comparison of 2005 and 2004 do not include the Hamburg Marriott, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Hyatt New Orleans which was taken out of service in September 2005, the Fairmont Chicago which we purchased in September 2005, the InterContinental Chicago and Miami hotels which we purchased an 85% controlling interest in April 2005, the Ritz-Carlton Half Moon Bay in which we purchased in August 2004, the Prague InterContinental which we account for under the equity method, and all sold properties that are included in discontinued operations. Our comparable hotels for purposes of the comparison of 2004 to 2003 do not include the Hamburg Marriott, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Ritz-Carlton Half Moon Bay which we purchased in August 2004, the Prague InterContinental which we account for under the equity method, and all sold properties that are included in discontinued operations. For all periods presented, the Comparable REIT Assets also exclude the seven hotels owned by our accounting predecessor SHC LLC prior to the IPO, which we refer to as the Distributed Properties, because these properties were excluded from our results of operations after June 29, 2004. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of (in thousands):

	For the Years Ended December 31,
	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues	2005	2004	2005 % of Total Revenues	2004 % of Total Revenues
Revenues:
Rooms	$257,628	$248,371	52.3%	53.9%	$148,859	$146,219	50.8%	52.8%
Food and beverage	164,838	138,480	33.4%	30.0%	93,520	87,037	31.9%	31.5%
Other hotel operating revenues	53,492	49,827	10.9%	10.8%	37,939	36,412	13.0%	13.2%

	475,958	436,678	96.6%	94.7%	280,318	269,668	95.7%	97.5%
Lease revenue	16,787	24,233	3.4%	5.3%	12,647	6,919	4.3%	2.5%

Total revenues	$492,745	$460,911	100.0%	100.0%	$292,965	$276,587	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services and is also driven by occupancy.

•	Lease revenue. Lease revenue historically consisted of rent paid by two domestic hotels (Hyatt Regency New Orleans and Hyatt Regency San Francisco) to us for an amount approximately equal to 80% of operating profit as defined in the lease agreements. Commencing with the March 1, 2004 acquisition of our joint venture partner’s interest in the Hamburg Marriott, we also report lease revenue applicable to the Hamburg Marriott. Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. Because lease revenues applicable to the two domestic hotels are calculated as a percentage of the hotel’s operating profit and the Hamburg Marriott consists of fixed rent and a percentage of profits in excess of the base rent, we do not directly account for either the revenues or expenses of the hotels we lease in our statements of operations. As a result of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004. After the IPO transactions, including the conversion on June 29, 2004 of the Hyatt Regency New Orleans lease to a management agreement and the distribution of the Hyatt Regency San Francisco to SHC LLC, we only earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott) (see “—Recent Trends and Events—Sales of Hotels”).

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR,

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room, or Total RevPAR, which is RevPAR in addition to food and beverage and other hotel revenues per available room.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher room revenues. However, a greater percentage of certain group guests which do not include the highest corporate premium but do consume a larger relative amounts of food and beverage and other services may contribute to a higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 2.8% to $190.52 during the year ended December 31, 2005 from $185.28 during the year ended December 31, 2004. With respect to the Comparable REIT Assets, ADR increased by 5.8% to $198.83 for the year ended December 31, 2005 from $187.92 for the year ended December 31, 2004.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including (in thousands):

	For the Years Ended December 31,

	Total Portfolio				Comparable REIT Assets
	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses	2005	2004	2005 % of Total Operating Costs and Expenses	2004 % of Total Operating Costs and Expenses
Operating Costs and Expenses:
Rooms	$62,730	$62,772	14.1%	14.6%	$32,736	$32,459	13.1%	13.6%
Food and beverage	116,493	106,131	26.2%	24.6%	67,821	64,785	27.1%	27.1%
Other departmental expenses	136,559	125,803	30.8%	29.2%	85,990	82,353	34.3%	34.5%
Management fees	15,033	16,351	3.4%	3.8%	10,171	11,509	4.1%	4.8%
Other property level expenses	29,089	27,722	6.6%	6.4%	16,910	14,708	6.7%	6.2%

	359,904	338,779	81.1%	78.6%	213,628	205,814	85.3%	86.2%
Lease expense	13,178	6,446	3.0%	1.5%	9,170	4,492	3.7%	1.9%
Depreciation and amortization	49,824	57,275	11.2%	13.3%	27,623	28,637	11.0%	11.9%
Corporate expenses	21,023	28,845	4.7%	6.6%	—	—	—	—

Total operating costs and expenses	$443,929	$431,345	100.0%	100.0%	$250,421	$238,943	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other property level expenses. Other property level expenses consist primarily of insurance costs and property taxes.

•	Lease expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, unit appreciation rights and restricted stock units plan expense, professional fees, travel expenses and office rent.

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

Recent Trends and Events

Recent Trends. In 2005, the overall economy and the travel industry gained momentum from the accelerating recovery that began in 2004. The improvement in demand was driven by the return of the business traveler and the continuing strength of the leisure market. For example, with respect to the Comparable REIT Assets, RevPAR increased 9.7% to $142.56 for the year ended December 31, 2005 from $129.93 for the year ended December 31, 2004. In response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Many of these cost-cutting strategies continue to be used by our hotel operators today. These cost-cutting measures have positively impacted the operating margins during the year ended December 31, 2005 and should continue to have a positive impact on operating results in the future.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Refinancings. On November 9, 2005, we completed a $350.0 million floating rate commercial mortgage-backed securities (CMBS) financing with German American Capital Corporation (GACC). Initial funding of $220.0 million was received on November 9, 2005 and secondary draws of up to $130.0 million are available within twelve months after closing. Proceeds from this financing, together with available cash, were used to retire the remaining principal on the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004. The new notes are secured by mortgages on eight hotel properties owned by us. The notes mature on November 9, 2007, subject to three one-year extensions at our option. Interest is payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable.

On November 9, 2005, we also entered into a new bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous bank credit facility agreement that was entered into on June 29, 2004. The new agreement provides for a $125.0 million revolving loan and expires November 9, 2009, subject to a one-year extension at our option. The initial borrowing base requires a minimum of seven qualified properties (as defined in the agreement). We guaranteed the loan and pledged our interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% as of December 31, 2005) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62.5 million or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62.5 million. The agreement also requires maintenance of certain financial covenants.

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations.

We have comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. Our damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $29.7 million; however, we are still assessing the impact of the hurricane on the hotel and the actual net book value write-off could vary from this estimate.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration.

We have hired consultants to assess business interruption claims who are currently negotiating with our insurance carrier regarding coverage for these income losses sustained. To the extent we are entitled to recover incurred expenses under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through December 31, 2005, we have recorded $35.6 million in insurance recoveries receivable related to property damage and business interruption recoveries, of which $10.0 million in insurance advances have been collected through December 31, 2005. Of the $35.6 million total receivable recorded, $29.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $5.9 million represents a probable recovery of expenses incurred through December 31, 2005.

Common Stock Offerings. On August 16, 2005, we completed a public offering of common stock by issuing 12,765,000 shares at a price of $17.95 per share. After discounts, commissions and expenses, we raised net proceeds of approximately $217.4 million. The net proceeds were used to repay existing indebtedness under our credit facility and to fund the acquisition of the Fairmont Chicago.

During the first quarter of 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by us and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX. After discounts, commissions and estimated expenses, we raised net proceeds of $151.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

Preferred Stock Offerings. On March 9, 2005, we completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, we raised net proceeds of approximately $97.6 million. The net proceeds were used to repay existing indebtedness under our credit facility and to partially fund the acquisition of 85% controlling interests in the joint ventures that own the InterContinental Chicago and Miami hotels.

On January 31, 2006, we completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, we raised net proceeds of $110.9 million. These proceeds were used to partially fund our equity contribution in the purchase of the Hotel del Coronado, the acquisition of the Four Seasons Washington D.C., and for general corporate purposes.

Hotel Acquisitions. On August 24, 2004, we purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for approximately $123.2 million.

On April 1, 2005, we purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for an agreed aggregate value of approximately $301.0 million and established a new basis of approximately $297.0 million. Our total initial investment was $285.4 million. The hotels are each held in partnerships in which we own a controlling 85% interest with InterContinental Hotels Group (IHG) holding the remaining 15%. The partnership agreements with IHG provide for a preferred return such that we will receive all of the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. That threshold was not exceeded in 2005. Subsequently, we are entitled to receive a non-cumulative preferred return of 8% on our total investment less our proportionate share of the partnerships’ debt service obligations. After we receive our preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, IHG and we will share proportionately in partnership distributions in accordance with our respective percentage ownership interests.

On September 1, 2005, we purchased the Fairmont Chicago with 692 rooms for approximately $158.0 million.

In the fourth quarter of 2005, we signed letters of intent to purchase a 100% interest in the LaSolana Hotel and Villa project adjacent to our existing Four Seasons Punta Mita Resort for a purchase price of approximately $29.5 million. The purchase price for the entire project consists of purchasing existing promissory notes totaling $17.9 million (including accrued interest) as well as an equity investment of $11.6 million. In November 2005, we purchased the promissory notes and during the first quarter of 2006, we expect to acquire the remaining equity interest to take full ownership and control of the project.

On January 9, 2006, we acquired a 45% managing joint venture ownership interest in the Hotel del Coronado in Coronado, California (San Diego) from affiliates of Kohlberg Kravis Roberts & Co., or KKR, and KSL Resorts for our pro rata share of an agreed upon market value of $745.0 million. The 679-room Hotel del Coronado is a National Historic Landmark located on 28 acres of beachfront. The property’s amenities include eight restaurants, retailing outlets, two beachfront pools, and 135,000 square feet of combined indoor and outdoor function space. We own the hotel in partnership with KKR and KSL Resorts. An affiliate of KSL continues to manage the property. Our capital commitment is limited to our equity investment equal to approximately $70.4 million. We funded our equity investment in the Hotel del Coronado joint venture through borrowings under our revolving credit facility. The joint venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. We also funded our pro rata share of development costs approximating $3.2 million. We will earn fees under an asset management agreement with the joint venture, one of which amounts to 1% of the venture’s revenues. We will recognize income of 55% of these fees representing the percentage of the venture not owned by us.

On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $168.9 million. We used proceeds from the common stock and preferred stock offerings described above to acquire this property.

Sales of Hotels. On February 20, 2003, we sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). On June 18, 2003, we sold a hotel located in Chicago, Illinois. On February 6, 2004, we sold a hotel located in Washington, D.C. On October 7, 2005, we sold a hotel located in Schaumburg (Chicago), Illinois. On October 27, 2005, we sold a hotel located in Orlando, Florida. The operating revenues and expenses of these properties are not included in the operating results discussed below. See note 4 to our consolidated financial statements for a summary of the items that comprise Income from discontinued operations.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA. DIFA then leased this real estate to us with the right to continue to operate the hotel. Under the terms of our lease, we make monthly minimum rent payments and pay additional rent based on the performance of the hotel. As a result of provisions in the lease agreement that provide for continuing involvement, we accounted for the sale and leaseback of the Paris Marriott as a finance obligation.

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

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Bohus maintained the Hamburg Marriott on its balance sheet and continued its depreciation. Based on the effective interest method, a portion of the monthly lease payments were reported as a reduction of the finance obligation with the remainder charged to interest expense.

Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHCI acquired the remaining 65% of Bohus it did not previously own. This transaction has been accounted for as a purchase and our basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus SHCI’s predecessor did not previously own. Following the IPO, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the bank guarantee. We now account for this transaction as an operating lease. We record lease expense instead of interest and depreciation expense and have removed the assets and the related financing obligation from our balance sheet. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statements of operations.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding. We offered all holders of units of non-managing member limited liability company interests in SHC Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SHC Funding. On January 20, 2006, holders of 7,213,601 limited liability interests in SHC Funding redeemed their interests in exchange for an equal number of shares of our common stock. Subsequent to January 20, 2006, holders of an additional 10,074 limited liability interests in SHC Funding redeemed their interests in exchange for an equal number of shares of our common stock. After these exchanges, our ownership share of SHC Funding increased to approximately 98%.

2004 Formation and Structuring Transactions. The following items associated with the consummation of the IPO will affect our future results of operations:

•	We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position prior to the IPO are not indicative of our results of operations, cash flows and financial position expected after the IPO.

•	We recognize additional revenue when earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounts to an initial base fee of $5.0 million per year, subject to reduction as properties are sold. SHC LLC recently sold three properties in 2005 and one property in 2006. As a result of these dispositions, the asset management fee was reduced by approximately $2.2 million annually. We anticipate that in the future SHC LLC will sell other hotels subject to the asset management agreement, which would further decrease our asset management fees earned. During the years ended December 31, 2005 and 2004, we recognized $5.0 million and $2.5 million, respectively, of asset management fees from SHC LLC, which is included in Other income (expenses), net in the accompanying statements of operations.

•	As a result of the refinancing of debt obligations existing prior to the IPO and the exclusion of the SHC LLC convertible debentures from our capital structure, interest expense has declined substantially.

•	We restructured the lease related to the Paris Marriott to eliminate the finance obligation and now report it as an operating lease by changing the terms of the previously collateralized guarantee, meaning that the applicable assets and liabilities are eliminated to reflect the restructuring, lease expense replaces interest expense and principal amortization of the finance obligation and depreciation and amortization expense is also eliminated. In addition, as a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

•	We acquired our joint venture partner’s interest in the Hamburg Marriott hotel on March 1, 2004, and restructured the lease related to that hotel to eliminate the finance obligation. As of June 29, 2004, we report it as an operating lease because we changed the terms of the previously collateralized guarantee.

•	The Hyatt New Orleans hotel was converted from an operating lease to a management agreement in connection with the IPO.

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

Operating Results

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 36, operating results for the years ended December 31, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
Revenues:
Rooms	$257,628	$248,371	$9,257	3.7%	$148,859	$146,219	$2,640	1.8%
Food and beverage	164,838	138,480	26,358	19.0%	93,520	87,037	6,483	7.4%
Other hotel operating revenue	53,492	49,827	3,665	7.4%	37,939	36,412	1,527	4.2%

	475,958	436,678	39,280	9.0%	280,318	269,668	10,650	3.9%
Lease revenue	16,787	24,233	(7,446)	(30.7)%	12,647	6,919	5,728	82.8%

Total revenues	492,745	460,911	31,834	6.9%	292,965	276,587	16,378	5.9%

Operating Costs and Expenses:
Hotel operating expenses	359,904	338,779	21,125	6.2%	213,628	205,814	7,814	3.8%
Lease expense	13,178	6,446	6,732	104.4%	9,170	4,492	4,678	104.1%
Depreciation and amortization	49,824	57,275	(7,451)	(13.0)%	27,623	28,637	(1,014)	(3.5)%
Corporate expenses	21,023	28,845	(7,822)	(27.1)%	—	—	—	—

Total operating costs and expenses	443,929	431,345	12,584	2.9%	250,421	238,943	11,478	4.8%

Operating income	48,816	29,566	19,250	65.1%	$42,544	$37,644	$4,900	13.0%

Interest expense, net	(34,025)	(60,936)	26,911	(44.2)%
Loss on early extinguishment of debt	(7,572)	(20,874)	13,302	(63.7)%
Other income, net	8,359	549	7,810	1,422.6%

Income (loss) before income taxes, minority interests and discontinued operations	15,578	(51,695)	67,273	(130.1)%
Income tax expense	(1,298)	(2,388)	1,090	(45.6)%
Minority interests	(3,508)	1,993	(5,501)	(276.0)%

Income (loss) from continuing operations	10,772	(52,090)	62,862	(120.7)%
Income from discontinued operations	19,488	65,423	(45,935)	(70.2)%

Net income	$30,260	$13,333	$16,927	127.0%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$42,544	$37,644	$4,900	13.0%
Corporate expenses					(21,023)	(28,845)	7,822	(27.1)%
Corporate depreciation and amortization					(137)	(191)	54	(28.3)%
Non-Comparable REIT Asset operating income					27,432	20,958	6,474	30.9%

Operating Income					$48,816	$29,566	$19,250	65.1%

Operating Data(1):
Number of hotels	15	12			9	9
Number of rooms	7,213	5,089			3,351	3,351
RevPAR	$134.85	$130.09	$4.76	3.7%	$142.56	$129.93	$12.63	9.7%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2004, we sold one hotel and in October 2005, we sold two hotels. The results of operations for these hotels are included in Income from discontinued operations for the years ended December 31, 2005 and 2004. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2004 that are included in Income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio increased $19.3 million, or 65.1%, to $48.8 million for the year ended December 31, 2005, from $29.6 million for the year ended December 31, 2004. This increase in operating income is due to the following events:

(a) a $7.8 million increase attributable to a decrease in corporate expenses as described below;

(b) a $4.9 million increase attributable to the Comparable REIT Assets as described below (excluding lease expense at the Paris Marriott);

(c) a $2.6 million increase attributable to the Ritz-Carlton Half Moon Bay, which we purchased in August 2004;

(d) a $13.9 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(e) a $4.1 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(f) a $0.5 million decrease at the Hamburg Marriott;

(g) an $8.7 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the year ended December 31, 2004; and

(h) a $4.9 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina.

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. The results for the year ended December 31, 2005 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the first six months of 2004, the results are only reflected in lease revenue and the results for the six months ended December 31, 2004 are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the year ended December 31, 2005, the rent payments are reflected in lease revenue in the accompanying operating results. For the first six months of 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) and for the six months ended December 31, 2004, the rent payments are reflected in lease revenue in the accompanying operating results. These events affect each line item comprising hotel operating revenues and expenses.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the years ended December 31, 2005 and 2004, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $31.8 million or 6.9% to $492.7 million for the year ended December 31, 2005, from $460.9 million for the year ended December 31, 2004.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $16.4 million, or 5.9%, to $293.0 million for the year ended December 31, 2005, from $276.6 million for the year ended December 31, 2004.

Rooms. For the total portfolio, room revenue increased $9.3 million, or 3.7%, to $257.6 million for the year ended December 31, 2005, from $248.4 million for the year ended December 31, 2004. RevPAR from our total portfolio for the year ended December 31, 2005 increased by 2.0% from the year ended December 31, 2004. The components of RevPAR from our total portfolio for the years ended December 31, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004
Occupancy	70.8%	70.2%
Average daily rate	$190.52	$185.28
RevPAR	$134.85	$130.09

For the Comparable REIT Assets, room revenue increased $2.6 million, or 1.8%, to $148.9 million for the year ended December 31, 2005, from $146.2 million for the year ended December 31, 2004. RevPAR from our Comparable REIT Assets for the year ended December 31, 2005 increased by 9.7% from the year ended December 31, 2004. The components of RevPAR from our Comparable REIT Assets for the year ended December 31, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004
Occupancy	71.7%	69.1%
Average daily rate	$198.83	$187.92
RevPAR	$142.56	$129.93

The 9.7% increase in RevPAR for the Comparable REIT Assets resulted from a 2.6 percentage-point increase in occupancy and a 5.8% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the year include the Burbank Airport Hilton with a 28.1% increase, the Four Seasons Punta Mita with a 13.7% increase, the Loews Santa Monica Beach Hotel with a 12.5% increase and the Hyatt Regency LaJolla with a 10.6% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $26.4 million, or 19.0%, to $164.8 million for the year ended December 31, 2005, from $138.5 million for the year ended December 31, 2004.

For the Comparable REIT Assets, food and beverage revenue increased $6.5 million, or 7.4%, to $93.5 million for the year ended December 31, 2005, from $87.0 million for the year ended December 31, 2004. This increase is primarily driven by the increase of $2.2 million in food and beverage revenue at the Hyatt Regency LaJolla, $1.6 million at the Loews Santa Monica Beach Hotel, $1.4 million at the Four Seasons Punta Mita, $1.2 million at the Hilton Burbank, $0.9 million at the Rancho Las Palmas and $0.7 million at the Hyatt Regency Phoenix. These increases are partially offset by a decrease of $2.3 million in food and beverage revenue at the Paris Marriott which we began recording as a lease on June 29, 2004.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $3.7 million, or 7.4% to $53.5 million for the year ended December 31, 2005, from $49.8 million for the year ended December 31, 2004.

For the Comparable REIT Assets, other hotel operating revenue increased $1.5 million, or 4.2% to $37.9 million for the year ended December 31, 2005, from $36.4 million for the year ended December 31, 2004. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 10.9% during 2005 compared to 2004.

Lease Revenue. For the total portfolio, lease revenue decreased $7.4 million, or 30.7% for the year ended December 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, lease revenue increased $5.7 million, or 82.8% for the year ended December 31, 2005 as compared to the corresponding period of 2004. Lease revenue for the years ended December 31, 2005 and 2004 includes lease revenue from the Paris Marriott, which began being recorded as a lease subsequent to June 29, 2004.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2005 and 2004, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2005	2004	Change($)	Change(%)	2005	2004	Change($)	Change(%)
Hotel operating expenses:
Rooms	$62,730	$62,772	$(42)	(0.1)%	$32,736	$32,459	$277	0.9%
Food and beverage	116,493	106,131	10,362	9.8%	67,821	64,785	3,036	4.7%
Other departmental expenses	136,559	125,803	10,756	8.5%	85,990	82,353	3,637	4.4%
Management fees	15,033	16,351	(1,318)	(8.1)%	10,171	11,509	(1,338)	(11.6)%
Other property level expenses	29,089	27,722	1,367	4.9%	16,910	14,708	2,202	15.0%

Total hotel operating expenses	$359,904	$338,779	$21,125	6.2%	$213,628	$205,814	$7,814	3.8%

For the total portfolio, hotel operating expenses increased $21.1 million, or 6.2% for the year ended December 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, hotel operating expenses increased $7.8 million, or 3.8% for the year ended December 31, 2005 as compared to the same period in 2004. Included in hotel operating expenses for the first six months of 2004 is $8.2 million attributable to the Paris Marriott hotel, which was converted to a lease on June 29, 2004. Excluding these expenses attributable to the Paris Marriott hotel, hotel operating expenses increased $16.0 million or 7.8%. The increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($6.7 million), administration and general costs ($2.6 million), marketing costs ($1.5 million), food and beverage cost of sales ($1.0 million), utilities ($1.0 million), real estate taxes ($0.5 million), and repairs and maintenance ($0.5 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $13.2 million for the year ended December 31, 2005 includes an offset for the realized portion of the deferred gain of $4.4 million related to the Paris Marriott and the Hamburg Marriott. For the total portfolio, net lease expense of $6.4 million for the year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.2 million related to the Paris Marriott and the Hamburg Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $9.2 million for the year ended December 31, 2005 includes an offset for the realized portion of the deferred gain of $4.2 million related to the Paris Marriott. For the

Comparable REIT Assets, net lease expense of $4.5 million for the year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.1 million related to the Paris Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $7.5 million, or 13.0%, for the year ended December 31, 2005 as compared to the same period in 2004.

For the Comparable REIT Assets, depreciation and amortization decreased $1.0 million, or 3.5%, for the year ended December 31, 2005 as compared to the same period in 2004. The decrease is attributable to an increase in fully depreciated assets.

Corporate Expenses. Corporate expenses decreased by $7.8 million to $21.0 million for the year ended December 31, 2005 from $28.8 million for the same period in 2004. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $7.8 million is primarily attributable to:

•	a $3.6 million decrease in severance expense;

•	a $2.2 million decrease in compensation expense related to restricted stock units issued;

•	a $0.9 million decrease in tax and consulting services; and

•	a $5.4 million decrease in legal fees primarily as a result of our settled litigation with Marriott; offset by

•	a $2.4 million increase in professional fees due to implementation and certification of Sarbanes-Oxley requirements; and

•	a $1.6 million increase in salary expense.

Interest Expense, Net. The $26.9 million decrease in interest expense, net for the year ended December 31, 2005 as compared to the year ended 2004 was due to:

•	a $20.7 million decrease attributable to lower average borrowings;

•	a $3.7 million decrease due to lower average rates;

•	a $1.4 million decrease in amortization of deferred financing costs;

•	a $0.3 million decrease related to the mark-to-market of derivative instruments; and

•	a $0.8 million increase in interest income.

The components of Interest expense, net for the years ended December 31, 2005 and 2004 are summarized as follows (in thousands):

	Years ended December 31,
	2005	2004
Mortgage debt	$(30,833)	$(52,321)
Bank credit facility	(2,366)	(1,342)
Convertible debt	—	(3,967)
Amortization of deferred financing costs	(2,816)	(4,188)
Mark-to-market of derivative instruments	(127)	(373)
Interest income	2,117	1,255

Total interest expense, net	$(34,025)	$(60,936)

The weighted average debt outstanding for the years ended December 31, 2005 and 2004 amounted to $637.3 million and $1.0 billion, respectively, and the weighted average interest rates were 5.21% and 5.57%. At December 31, 2005, including the effect of interest rate swaps, 24.1% of our total debt had variable interest rates and 75.9% had fixed interest rates.

Loss on Early Extinguishment of Debt. On November 9, 2005, we replaced the previous bank credit agreement described in note 7 to the consolidated financial statements and wrote off the applicable unamortized deferred financing costs. This write-off, which amounted to $2.2 million, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On November 9, 2005, we repaid the 2004 mortgage loan financings described in note 7 to the consolidated financial statements. In connection with the repayment, we sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $5.9 million and has been reported as Loss on early extinguishment of debt ($5.4 million) and Income from discontinued operations ($0.5 million) in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On June 29, 2004, we repaid the floating rate CMBS 2003 using a portion of proceeds from the IPO and the 2004 mortgage loan financings as described in note 7 to the consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as Loss on early extinguishment of debt ($21.8 million) and Income from discontinued operations ($1.1 million) in the consolidated statement of operations for the year ended December 31, 2004.

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

Other Income, Net. Other income, net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income, net amounted to $8.4 million for the year ended December 31, 2005 and $0.5 million for the year ended December 31, 2004. The net change of $7.8 million is primarily attributable to the following factors:

•	Prior to the IPO, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts were recorded in accumulated other comprehensive income (loss) (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we increased other expenses $2.7 million for the year ended December 31, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•	During the years ended December 31, 2005 and 2004, we recorded $2.9 million and $0.8 million of income, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague. The following table presents the components of earnings resulting from the operations of the InterContinental Prague (in thousands):

	Years ended December 31,
	2005	2004
Net income	$2,931	$832
Depreciation	2,096	3,171
Interest	1,337	1,383
Current taxes	1,116	1,419
Deferred taxes	(342)	(497)

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its seven hotels for an annual fee of $5.0 million. During the years ended December 31, 2005 and 2004, we recognized $5.0 million and $2.5 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations.

•	We had non-income related state, local and franchise taxes of $1.0 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

•	We sold assets and recorded a gain of $42,000 for the year ended December 31, 2005 and a loss of $0.3 million for the year ended December 31, 2004.

•	We had foreign exchange gains (losses) of $68,000 and $(0.6 million) for the years ended December 31, 2005 and 2004, respectively. In addition, included in our equity in earnings of joint ventures related to the InterContinental Prague (described above) is $2.1 million and $0.5 million of foreign exchange gains. In the future, unfavorable exchange rate fluctuations could adversely affect the results of operations.

Income Tax Expenses. Prior to the IPO, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, our Mexican operation has performed well and when its operating results are combined with inflationary and foreign exchange effects particular to the Mexican tax code, our tax expense is impacted, driving significant current and deferred tax expense.

For the years ended December 31, 2005 and 2004, income tax expense is summarized as follows (in thousands):

	2005	2004
Current tax (expense) benefit:
Europe	$1,659	$139
Mexico	(3,364)	219

	(1,705)	358

Deferred tax benefit (expense):
Europe	(1,307)	(947)
Mexico	(86)	(1,799)
United States	1,800	—

	407	(2,746)

Total income tax expense	$(1,298)	$(2,388)

Minority Interests. Prior to the IPO, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we controlled, but which had minority equity owners. Operating profits allocated to the minority owners of the limited partnership and limited liability company units were recorded as minority interests. Subsequent to the IPO, we record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami attributable to the 15% minority interest are normally reflected as minority interest expense; however, based on the partnership agreements with IHG, we receive a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. That threshold was not exceeded in 2005; therefore the results of those properties in 2005 did not have an effect on minority interest. Minority interest expense (excluding discontinued operations) increased by $5.5 million to $3.5 million of expense for the year ended December 31, 2005 from $2.0 million of income for the year ended December 31, 2004.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004 and two hotels in the fourth quarter of 2005, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2005 and 2004. Income from discontinued operations amounted to $19.5 million and $65.4 million for the years ended December 31, 2005 and 2004, respectively.

Operating Results

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 36, operating results for the years ended December 31, 2004 and 2003, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
Revenues:
Rooms	$248,371	$297,542	$(49,171)	(16.5)%	$162,943	$149,344	$13,599	9.1%
Food and beverage	138,480	158,158	(19,678)	(12.4)%	94,837	87,459	7,378	8.4%
Other hotel operating revenue	49,827	54,393	(4,566)	(8.4)%	38,086	36,272	1,814	5.0%

	436,678	510,093	(73,415)	(14.4)%	295,866	273,075	22,791	8.3%
Lease revenue	24,233	27,638	(3,405)	(12.3)%	17,289	20,150	(2,861)	(14.2)%

Total revenues	460,911	537,731	(76,820)	(14.3)%	313,155	293,225	19,930	6.8%

Operating Costs and Expenses:
Hotel operating expenses	338,779	394,187	(55,408)	(14.1)%	225,643	204,831	20,812	10.2%
Lease expense	6,446	—	6,446	100.0%	4,492	—	4,492	100.0%
Depreciation and amortization	57,275	78,760	(21,485)	(27.3)%	34,896	34,900	(4)	0.0%
Corporate expenses	28,845	21,912	6,933	31.6%	—	—	—	—

Total operating costs and expenses	431,345	494,859	(63,514)	(12.8)%	265,031	239,731	25,300	10.6%

Operating income	29,566	42,872	(13,306)	(31.0)%	$48,124	$53,494	$(5,370)	(10.0)%

Interest expense, net	(60,936)	(101,453)	40,517	(39.9)%
Loss on early extinguishment of debt	(20,874)	(13,121)	(7,753)	59.1%
Other income (expenses), net	549	(7,031)	7,580	(107.8)%

Loss before income taxes, minority interests and discontinued operations	(51,695)	(78,733)	27,038	(34.3)%
Income tax (expense) benefit	(2,388)	2	(2,390)	(119,500.0)%
Minority interests	1,993	(2,895)	4,888	(168.8)%

Loss from continuing operations	(52,090)	(81,626)	29,536	(36.2)%
Income from discontinued operations	65,423	25,432	39,991	157.2%

Net income (loss)	$13,333	$(56,194)	$69,527	(123.7)%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$48,124	$53,494	$(5,370)	(10.0)%
Corporate expenses					(28,845)	(21,912)	(6,933)	31.6%
Corporate depreciation and amortization					(191)	(289)	98	(33.9)%
Non-Comparable REIT Asset operating income					10,478	11,579	(1,101)	(9.5)%

Operating Income					$29,566	$42,872	$(13,306)	(31.0)%

Operating Data(1):
Number of hotels	12	17			10	10
Number of rooms	5,089	8,002			4,551	4,551
RevPAR	$130.09	$127.84	$2.25	1.8%	$118.98	$114.10	$4.88	4.3%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2003, we sold four hotels; in June 2003, we sold one hotel; in February 2004, we sold one hotel; and in October 2005, we sold 2 hotels. The results of operations for these hotels are included in income from discontinued operations for the years ended December 31, 2004 and 2003. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005, 2004 and 2003 that are included in Income from discontinued operations. Based on the continued cash flow we generate from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the total portfolio decreased $13.3 million, or 31.0%, to $29.6 million for the year ended December 31, 2004, from $42.9 million for the year ended December 31, 2003. This decrease in operating income is due to the following events:

(a) a $6.9 million decrease attributable to an increase in corporate expenses explained below;

(b) a $6.4 million decrease attributable to lease expense at the Hamburg Marriott and Paris Marriott, which were recorded as leases commencing June 29, 2004; and

(c) a $2.9 million decrease attributable to the Distributed Properties to SHC LLC that are reflected in the year ended December 31, 2003 amounts, but only from January 1, 2004 to June 29, 2004 for the corresponding period in 2004; offset by

(d) a $3.0 million increase (excluding lease expense at the Hamburg Marriott) attributable to the purchase of the remaining 65% of the Hamburg Marriott in February 2004. For the period from March 1, 2004 to December 31, 2004 this was recorded as lease revenue, which is reflected in operating income in the accompanying statements of operations, however for the period from January 1, 2004 to February 29, 2004 and for the year ended December 31, 2003, our 35% interest in the hotel was recorded as earnings of joint venture and is reflected in Other income (expenses), net in the accompanying statements of operations.

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

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes of hotel operating income of the Comparable REIT Assets for the years ended December 31, 2004 and 2003, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, decreased $76.8 million or 14.3% to $460.9 million for the year ended December 31, 2004, from $537.7 million for the year ended December 31, 2003.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $19.9 million, or 6.8%, to $313.2 million for the year ended December 31, 2004, from $293.2 million for the year-ended December 31, 2003.

Rooms. For the total portfolio, room revenue decreased $49.2 million, or 16.5%, to $248.4 million for the year ended December 31, 2004, from $297.5 million for the year ended December 31, 2003. RevPAR from our total portfolio for the year ended December 31, 2004 increased by 1.8% from the year ended December 31, 2003. The components of RevPAR from our total portfolio for the years ended December 31, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2004	2003
Occupancy	70.2%	68.7%
Average daily rate	$185.28	$186.14
RevPAR	$130.09	$127.84

For the Comparable REIT Assets, room revenue increased $13.6 million, or 9.1%, to $162.9 million for the year ended December 31, 2004, from $149.3 million for the year ended December 31, 2003. The increase in room revenue is mainly due to increased occupancy for the period. ADR has also increased slightly for the year compared to the prior year, regaining ADR particularly in the last months of the year. Corporate travel restrictions implemented in late 2001 and early 2002 continue to impact occupancy; however, gains in rates have been negotiated and contracted.

RevPAR from our Comparable REIT Assets for the year ended December 31, 2004 increased by 4.3% from the year ended December 31, 2003. The components of RevPAR from our Comparable REIT Assets for the years ended December 31, 2004 and 2003 are summarized as follows:

	Years Ended December 31,
	2004	2003
Occupancy	67.4%	65.6%
Average daily rate	$176.65	$174.02
RevPAR	$118.98	$114.10

The 4.3% increase in RevPAR for the Comparable REIT Assets resulted from a 1.8 percentage-point increase in occupancy and a 1.5% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the gradually improving economic conditions in these markets in 2004 and the severe impact the war in Iraq had on occupancy levels in 2003. Increases in RevPAR for 2004 include the Loews Santa Monica Beach Hotel with a 17.0% increase, the Four Seasons Punta Mita with a 12.9% increase, and the Hyatt Regency Phoenix with a 6.9% increase. These increases were partially offset by a 5.3% RevPAR decrease at the Hyatt Regency New Orleans.

Food and Beverage. For the total portfolio, food and beverage revenue decreased $19.7 million, or 12.4%, to $138.5 million for the year ended December 31, 2004, from $158.2 million for the year ended December 31, 2003.

For the Comparable REIT Assets, food and beverage revenue increased $7.4 million, or 8.4%, to $94.8 million for the year ended December 31, 2004, from $87.5 million for the year ended December 31, 2003. This increase is primarily driven by the increase in occupancy and aggressive marketing to the local customer, which has improved results for our local catering.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue decreased $4.6 million, or 8.4% to $49.8 million for the year ended December 31, 2004, from $54.4 million for the year ended December 31, 2003.

For the Comparable REIT Assets, other hotel operating revenue increased $1.8 million, or 5.0% to $38.1 million for the year ended December 31, 2004, from $36.3 million for the year ended December 31, 2003. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 27.6% during 2004 compared to 2003.

Lease Revenue. For the total portfolio, lease revenue decreased $3.4 million, or 12.3% for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, lease revenue decreased $2.9 million, or 14.2% for the year ended December 31, 2004 as compared to the corresponding period of 2003. Lease revenue for the year ended December 31, 2004 includes lease revenue from the Paris Marriott, which began being recorded as a lease subsequent to June 29, 2004. Lease revenue for the year ended December 31, 2003 and for the first half of 2004 includes lease revenue from the Hyatt New Orleans hotel, which was converted to a management agreement in connection with the IPO.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2004 and 2003, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2004	2003	Change($)	Change(%)	2004	2003	Change($)	Change(%)
Hotel operating expenses:
Rooms	$62,772	$77,588	$(14,816)	(19.1)%	$36,731	$32,280	$4,451	13.8%
Food and beverage	106,131	123,204	(17,073)	(13.9)%	70,196	64,883	5,313	8.2%
Other departmental expenses	125,803	140,117	(14,314)	(10.2)%	88,768	80,982	7,786	9.6%
Management fees	16,351	18,330	(1,979)	(10.8)%	12,885	12,686	199	1.6%
Other property level expenses	27,722	34,948	(7,226)	(20.7)%	17,063	14,000	3,063	21.9%

Total hotel operating expenses	$338,779	$394,187	$(55,408)	(14.1)%	$225,643	$204,831	$20,812	10.2%

For the total portfolio, hotel operating expenses decreased $55.4 million, or 14.1% for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, hotel operating expenses increased $20.8 million, or 10.2% for the year ended December 31, 2004 as compared to the same period in 2003. This increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($9.8 million), administration and general costs ($1.6 million), marketing costs ($2.1 million), maintenance ($1.5 million), travel commissions ($2.3 million), utilities ($1.5 million) and real estate taxes ($0.9 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio, net lease expense of $6.4 million on the accompanying consolidated statement of operations for the year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.2 million. See note 3—Property and Equipment in the consolidated financial statements for more information.

For the Comparable REIT Assets, net lease expense of $4.5 million for year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.1 million related to the Paris Marriott. See note 3—Property and Equipment in the consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization decreased $21.5 million, or 27.3%, for the year ended December 31, 2004 as compared to the same period in 2003.

For the Comparable REIT Assets, depreciation and amortization decreased $4,000 for the year ended December 31, 2004 as compared to the same period in 2003.

Corporate Expenses. Corporate expenses increased by $6.9 million to $28.8 million for the year ended December 31, 2004 from $21.9 million for the same period in 2003. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $6.9 million is primarily attributable to:

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

Interest Expense, Net. The $40.5 million decrease in interest expense, net for the year ended December 31, 2004 as compared to the year ended 2003 was due to:

•	a $30.2 million decrease attributable to lower average borrowings;

•	a $7.8 million decrease due to lower average rates;

•	a $2.1 million decrease in amortization of deferred financing costs; and

•	a $2.0 million decrease applicable to incremental interest costs associated with the repayment of our 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt; offset by

•	a $0.2 million increase related to the mark-to-market of derivative instruments; and

•	a $1.4 million decrease in interest income.

The components of Interest expense, net for the years ended December 31, 2004 and 2003 are summarized as follows (in thousands):

	Years ended December 31,
	2004	2003
Mortgage debt	$(52,321)	$(82,901)
Bank credit facility	(1,342)	(72)
Convertible debt	(3,967)	(14,561)
Amortization of deferred financing costs	(4,188)	(6,303)
Mark-to-market of derivative instruments	(373)	(222)
Interest income	1,255	2,606

Total interest expense, net	$(60,936)	$(101,453)

Including convertible debt in 2003, the weighted average debt outstanding for the years ended December 31, 2004 and 2003 amounted to $1.0 billion and $1.6 billion, respectively, and the weighted average interest rates were 5.57% and 6.06%. At December 31, 2004, including the effect of interest rate swaps, 44.2% of our total debt had variable interest rates and 55.8% had fixed interest rates.

Loss on Early Extinguishment of Debt. On June 29, 2004, we repaid the floating rate CMBS 2003 using a portion of proceeds from the IPO and the 2004 mortgage loan financings as described in note 7 to the consolidated financial statements, and wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $22.9 million, has been reported as Loss on early extinguishment of debt ($21.8 million) and Income from discontinued operations ($1.1 million) in the consolidated statement of operations for the year ended December 31, 2004.

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

On January 29, 2003, we cancelled our bank credit facility and retired the 1999 and 2001 commercial mortgage-backed securities loans as well as certain mezzanine and mortgage debt as described in note 7 to the consolidated financial statements. In connection with these transactions, we wrote off the unamortized deferred financing costs applicable to issuing this debt. This write-off, which amounted to $12.6 million, was reported as Loss on early extinguishment of debt ($10.9 million) and Income from discontinued operations ($1.7 million), in our consolidated statement of operations for the year ended December 31, 2003.

In connection with the Paris Marriott sale described in note 3 to the consolidated financial statements, we retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2.2 million. This write off is included in Loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2003.

Other Income (Expenses), Net. Other income (expenses), net includes our pro rata share of earnings or losses of hotel joint ventures, asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. Other income (expenses), net amounted to $0.5 million of income for the year ended December 31, 2004 and $7.0 million of expense for the year ended December 31, 2003. The net change of $7.6 million is primarily attributable to the following factors:

•	We had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, does not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts are recorded in Accumulated other comprehensive income (loss) (to the extent deemed effective) and to Other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market, we recorded expenses of $2.7 million and $6.5 million for the years ended December 31, 2004 and 2003, respectively. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of December 31, 2005 and 2004 we did not have any forward currency contracts.

•

During the years ended December 31, 2004 and 2003, we recorded $0.7 million of net income and $0.5 million of net loss, respectively, in our equity in earnings of joint ventures. The net increase in income is due primarily to $2.4 million of expenses paid in 2003 for the settlement of a swap agreement related to the Prague joint venture. This is offset by the reduction of equity in earnings of the Hamburg joint venture of $1.0 million as a result of the purchase of the remaining 65% of the Hamburg Marriott in February 2004.

•	We had non-income related state, local and franchise taxes of $0.4 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its seven hotels for an annual fee of $5.0 million. During the year ended December 31, 2004, we recognized $2.5 million of income related to this agreement.

Income Tax Expenses. Prior to the IPO, we were not subject to U.S. federal and certain state income taxes, which were the responsibility of the members of our accounting predecessor. We were subject to certain foreign income taxes payable by our foreign subsidiaries. We were required to make tax distributions to our members and holders of certain convertible limited partnership interests. These tax distributions were equal to each member’s or holder’s allocable share of our taxable income times the highest U.S. federal and state income tax rate applicable to any member.

At December 31, 2004, we elected to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, our Mexican operation has performed well and when its operating results are combined with inflationary and foreign exchange effects particular to the Mexican tax code, our tax expense is impacted, driving significant current and deferred tax expense.

For the years ended December 31, 2004 and 2003, income tax (expense) benefit is summarized as follows (in thousands):

	Years Ended December 31,
	2004	2003
Current benefit (expense)	$358	$(32,236)
Deferred (expense) benefit	(2,746)	32,238

Income tax (expense) benefit	$(2,388)	$2

Income taxes changed by $2.4 million for the year ended December 31, 2004 as compared to the same period in 2003. This change is primarily due to net tax benefits as a result of the July 2003 sale of the Paris Marriott, and deferred tax benefit as a result of the Mexican asset tax refund received in 2004.

Minority Interests. Prior to the IPO, we acquired certain hotels through the formation of limited partnerships and a limited liability company that we control, but which have minority equity owners. Operating profits allocated to the owners of the limited partnership and limited liability company units are recorded as minority interests. Subsequent to the IPO, we record minority interest income or expense based on the percentage of SHC Funding we do not own. Minority interests (excluding discontinued operations) changed by $4.9 million to $2.0 million of income for the year ended December 31, 2004 from $2.9 million of expense for the year ended December 31, 2003.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold four hotels during the first quarter of 2003 and one hotel in the second quarter of 2003, one hotel in the first quarter of 2004, and two hotels in the fourth quarter of 2005, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2004 and 2003. Income from discontinued operations amounted to $65.4 million and $25.4 million for the years ended December 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance expenditures necessary to maintain our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	capital expenditures incurred to improve our properties;

•	acquisitions;

•	future distributions paid to our common stockholders to maintain our REIT status;

•	future distributions paid to our preferred stockholders; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our new revolving credit facility described below and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months.

Capital expenditures for the years ended December 31, 2005, 2004 and 2003 amounted to $39.4 million, $22.8 million and $28.4 million, respectively. Included in the 2005 amount is $2.1 million of capitalized interest. For the year ended December 31, 2006, we expect to fund hotel FF&E reserve projects of approximately $21.0 million and owner-funded projects of approximately $14.0 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On November 9, 2005, we entered into a new bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125.0 million revolving loan and expires November 9, 2009, subject to a one-year extension at the borrowers’ option. The initial borrowing base is based on a minimum of seven qualified properties (as defined in the agreement). SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (initially 1.50%) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62.5 million or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62.5 million. As of March 2, 2006 there was no balance outstanding under this facility.

Our bank credit facility contains financial and other restrictive covenants. As of December 31, 2005, our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $325.0 million, plus 75% of proceeds we receive from any new issuance of common stock;

•	minimum ratio of consolidated EBITDA to cash interest expense of 2.0;

•	minimum ratio of consolidated EBITDA to fixed charges, as defined, of 1.2;

•	the ratio of consolidated indebtedness to gross asset value may not exceed 75%;

•	borrowings outstanding under the facility shall not exceed 2.5 times adjusted Net Operating Income (NOI) for the last 12 months;

•	the net asset value of qualified properties must be more than 1.5 times the revolving loan commitment amount;

•	total construction costs must not exceed 15% of the gross asset value of all properties combined (excluding construction costs related to the Hyatt Regency New Orleans);

•	the net asset value of unconsolidated subsidiaries must not exceed 25% of the gross asset value of all properties combined; and

•	the sum of total construction costs and the net asset value of unconsolidated subsidiaries described above must not exceed 35% of the gross asset value of all properties combined.

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels, including business interruption insurance proceeds related to damage at the Hyatt Regency New Orleans, the timing and recognition of which is uncertain. The credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms length basis;

•	restricted payments, including dividends, may not exceed 90% of funds from operation, as defined (subject to dividend payments to preserve our REIT status);

•	there may be no additional indebtedness or guaranties other than (i) property-level non-recourse indebtedness on to-be-acquired assets, (ii) the $208.5 million fixed rate mortgage loan and the $350.0 million floating rate note that were issued pursuant to indentures with LaSalle Bank, N.A., as note trustee for the benefit of the noteholders; (iii) certain existing mortgage indebtedness; and (iv) ordinary course obligations; and

•	neither we nor SHC Funding will be allowed to enter into a merger or a similar transaction unless SHC Funding is the surviving entity and there is no change in the type of business conducted, or the transaction is approved in advance by the lenders.

As of December 31, 2005, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of December 31, 2005, we had 521,520 restricted stock units outstanding, of which 296,859 were vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2004 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2004	30,035,701	9,401,859	39,437,560
Common stock offering	12,765,000	—	12,765,000
Units converted into common stock	1,035,768	(1,035,768)	—
Restricted stock units redeemed for common shares	41,804	—	41,804

Outstanding at December 31, 2005	43,878,273	8,366,091	52,244,364

Cash Flows

Operating Activities. Net cash provided by operating activities was $36.4 million for the year ended December 31, 2005, compared to net cash used in operating activities of $12.7 million for the year ended December 31, 2004. Cash flow from operations increased primarily because of our increase in hotel operating income as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the IPO.

Investing Activities. Net cash used in investing activities was $389.9 million for the year ended December 31, 2005, compared to net cash provided by investing activities of $69.8 million for the year ended December 31, 2004. The significant investing activities during these periods are summarized below:

•	We purchased the Fairmont Chicago for approximately $158.0 million in September 2005.

•	We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million in April 2005.

•	We purchased the Ritz-Carlton Half Moon Bay for approximately $123.2 million in August 2004.

•	We sold two hotels during the year ended December 31, 2005 for net sale proceeds of $76.3 million and one hotel during the year ended December 31, 2004 for net sales proceeds of $156.4 million.

•	As a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	Primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.3 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004.

•	We received $10.0 million of insurance proceeds as a result of the hurricane that struck our Hyatt New Orleans property in August of 2005.

•	We disbursed $39.4 million and $22.8 million during the years ended December 31, 2005 and 2004, respectively, related to capital expenditures for renewals, replacements and room renovations.

Financing Activities. Net cash provided by financing activities was $379.6 million for the year ended December 31, 2005 compared to net cash used in financing activities of $126.1 million for the year ended December 31, 2004. The significant financing activities during these periods are summarized below:

•	In 2005, we received proceeds from issuance of common stock, net of offering costs of $217.4 million.

•	In 2005, we received proceeds from issuance of preferred stock, net of offering costs of $97.6 million and distributed $6.8 million to these preferred shareholders.

•	In 2005, we received proceeds from issuance of new mortgage debt of $422.0 million and made net payments on the bank credit facility of $28.0 million.

•	In 2005, we made payments on mortgage debt and other debt totaling $277.8 million.

•	In 2005, we paid quarterly distributions of $0.22 per share amounting to $29.8 million and SHC Funding also paid quarterly distributions of $0.22 per unit to minority interest holders amounting to $8.0 million.

•	In 2004, we received proceeds from issuance of our common stock in the IPO, net of offering costs, of $251.0 million and proceeds from issuance of new mortgage debt and bank credit facility totaling $1.3 billion.

•	In 2004, we made payments on mortgage debt and other debt and the bank credit facility totaling $1.4 billion.

•	In 2004, we distributed $234.0 million to SHC LLC in connection with the IPO.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt obligations	$633,380	$2,685	$9,697	$614,080	$6,918
Interest on long-term debt obligations(1)	173,628	34,607	105,677	32,125	1,219
Bank credit facility	26,000	—	—	26,000	—
Interest on bank credit facility(1)	7,236	1,472	4,415	1,349	—
Operating lease obligations—ground leases and office space	4,067	421	553	160	2,933
Operating leases—Paris Marriott and Hamburg Marriot	406,013	16,834	50,502	33,668	305,009

Total	$1,250,324	$56,019	$170,844	$707,382	$316,079

(1)	Interest on variable rate debt obligations is calculated based on the variable rates at December 31, 2005.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2005, $20.9 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Amounts are capitalized as incurred. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

On January 9, 2006, we acquired a 45% managing joint venture ownership interest in the Hotel del Coronado in Coronado, California (San Diego) for our pro rata share of an agreed upon market value of $745.0 million. We own the hotel in partnership with KKR and KSL Resorts. Our capital commitment is limited to our equity investment equal to approximately $70.4 million. The joint venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. We account for this investment under the equity method of accounting.

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. At December 31, 2005, our investment in the joint venture amounted to $2.6 million. We account for this investment under the equity method of accounting.

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

At December 31, 2005, our investment in the Prague joint venture was $12.9 million. We account for this investment under the equity method of accounting. Our equity in earnings (loss) of hotel joint ventures (included in these amounts are our equity in earnings (loss) in the Prague joint venture and equity in earnings (loss) in the Hamburg joint venture through March 1, 2004), is $2.9 million, $0.7 million and $(0.5 million) for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Other income (expenses), net in our consolidated statements of operations.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2006. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($74.2 million based on the foreign exchange rate as of December 31, 2005) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €69.6 million ($82.4 million based on the foreign exchange rate as of December 31, 2005) outstanding under this arrangement at December 31, 2005. As a result of the Aareal re-financing and a previous financing, we received distributions from the joint venture of $5.2 million and $5.8 million in the years ended December 31, 2004 and 2003, respectively.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—Note 14. Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•	Impairment of Long-lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income (loss) or as a component of comprehensive income (loss) and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•	New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we estimated the net book value of the property damage sustained by the property. In conjunction with our advisors, consultants and insurance adjustors, we determined approximately $29.7 million of the book value of the property was damaged. This estimate is subject to change as more information becomes available and could have a material effect on our financial statements in the future.

Seasonality

The lodging business is seasonal in nature and we experience some seasonality in our business as indicated in the table below. Revenues for hotels in tourist areas, with group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel. Hotel revenues, excluding discontinued operations, by quarter during 2003, 2004 and 2005 were as follows (in thousands):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues
2003	$134,966		$132,368		$124,148		$146,249
2004	$140,058		$144,446		$78,110	(1)	$98,297	(1)
2005	$106,049	(1)	$129,954	(1)	$119,617	(1)	$137,125	(1)

(1)	Quarters subsequent to the second quarter of 2004 exclude the results of the Distributed Properties.

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

New Accounting Standards

We are not aware of any accounting standards that we believe will have a material effect on our financial statements during 2006.

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

On November 9, 2005, we purchased an interest rate cap with a LIBOR strike price of 8.50%. The interest rate cap was purchased with a notional amount covering our $350.0 million floating rate loan. This cap expires on November 15, 2007.

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

As required by the floating rate loan agreement with GACC entered into on June 29, 2004, we purchased an interest rate cap with a LIBOR strike price of 5.00%. Originally, the interest rate cap was purchased with a notional amount covering $200.0 million of the floating rate notes, but we sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96.0 million with Credit Suisse First Boston. The fixed rate under this swap agreement was 3.62%. This loan was repaid on November 9, 2005 and the related caps were sold. Subsequent to repayment of the loan, the $96.0 million swap was used to hedge the interest rate on corporate floating rate debt.

Unlike our swaps described below, the caps we own as of December 31, 2005 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Effective April 15, 2005, we executed $150.0 million in corporate interest rate swap agreements. The agreements effectively fix the interest rate on corporate floating rate debt. The aggregate $150.0 million in swaps were accomplished through five-year swaps of LIBOR into a fixed rate of 4.42% for a combined notional amount of $75.0 million, and seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75.0 million.

On June 7, 2005, we executed an additional $50.0 million corporate interest rate swap agreement. The agreement effectively fixes the interest rate on corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 4.12%.

As of December 31, 2005, our total outstanding mortgages other debt payable and bank credit facility was approximately $659.4 million, of which approximately $158.9 million, or 24.1%, was variable rate debt. Total variable debt excludes $296.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 88 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.4 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 44 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million annually.

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

To manage the currency exchange risk applicable to equity positions in foreign hotels, we may use long-term mortgage debt denominated in the local currency. In addition, we may enter into forward or option contracts. We do not currently have any currency forward or option contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Hotel Capital, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotel Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotel Capital, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2006

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31, 2005	December 31, 2004
Assets
Property and equipment	$1,300,250	$952,717
Less accumulated depreciation	(217,695)	(222,150)

Net property and equipment	1,082,555	730,567

Goodwill	66,656	66,438
Intangible assets (net of accumulated amortization of $1,340 and $87, respectively)	2,129	1,613
Investment in hotel joint venture	12,886	12,060
Cash and cash equivalents	65,017	40,071
Restricted cash and cash equivalents	32,115	26,979
Accounts receivable (net of allowance for doubtful accounts of $427 and $361, respectively)	31,286	21,056
Deferred financing costs (net of accumulated amortization of $969 and $1,420, respectively)	7,544	11,178
Other assets	122,334	80,388
Insurance recoveries receivable	25,588	—

Total assets	$1,448,110	$990,350

Liabilities and Owners’ Equity
Liabilities:
Mortgages and other debt payable	$633,380	$489,140
Bank credit facility	26,000	54,000
Accounts payable and accrued expenses	90,486	58,946
Distributions payable	11,531	8,709
Deferred fees on management contracts	—	2,333
Deferred gain on sale of hotels	99,970	119,616

Total liabilities	861,367	732,744
Minority interests in SHCI’s operating partnership	76,030	61,053
Minority interests in consolidated hotel joint ventures	11,616	—
Owners’ equity:
8.5% Series A Cumulative Redeemable Preferred Shares ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 43,878,273 and 30,035,701 common shares issued and outstanding, respectively)	439	300
Additional paid-in capital	688,250	483,691
Deferred compensation	(1,916)	(1,731)
Accumulated deficit	(241,613)	(271,873)
Accumulated distributions to shareholders	(53,142)	(13,447)
Accumulated other comprehensive income (loss)	9,526	(387)

Total owners’ equity	499,097	196,553

Total liabilities and owners’ equity	$1,448,110	$990,350

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2005, 2004 and 2003

(In Thousands, Except Per Share Data)

	2005	2004	2003
Revenues:
Rooms	$257,628	$248,371	$297,542
Food and beverage	164,838	138,480	158,158
Other hotel operating revenue	53,492	49,827	54,393

	475,958	436,678	510,093
Lease revenue	16,787	24,233	27,638

Total revenues	492,745	460,911	537,731

Operating Costs and Expenses:
Rooms	62,730	62,772	77,588
Food and beverage	116,493	106,131	123,204
Other departmental expenses	136,559	125,803	140,117
Management fees	15,033	16,351	18,330
Other property level expenses	29,089	27,722	34,948
Lease expense	13,178	6,446	—
Depreciation and amortization	49,824	57,275	78,760
Corporate expenses	21,023	28,845	21,912

Total operating costs and expenses	443,929	431,345	494,859

Operating income	48,816	29,566	42,872
Interest expense	(36,142)	(62,191)	(104,059)
Interest income	2,117	1,255	2,606
Loss on early extinguishment of debt	(7,572)	(20,874)	(13,121)
Other income (expenses), net	8,359	549	(7,031)

Income (loss) before income taxes, minority interests and discontinued operations	15,578	(51,695)	(78,733)
Income tax (expense) benefit	(1,298)	(2,388)	2
Minority interests	(3,508)	1,993	(2,895)

Income (loss) from continuing operations	10,772	(52,090)	(81,626)
Income from discontinued operations	19,488	65,423	25,432

Net Income (Loss)	30,260	13,333	(56,194)
Currency translation adjustments	3,127	11,320	(3,226)
Mark to market of derivatives	4,896	1,323	5,987

Comprehensive Income (Loss)	$38,283	$25,976	$(53,433)

Net Income (Loss)	30,260	13,333	(56,194)
Preferred shareholder dividend	(6,753)	—	—

Net Income (Loss) Available to Common Shareholders	$23,507	$13,333	$(56,194)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.11	$(2.14)	$(4.81)
Income from discontinued operations per share	0.55	2.69	1.50

Net income (loss) available to common shareholders per share	$0.66	$0.55	$(3.31)

Weighted-average common shares outstanding	35,376	24,390	17,002

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.11	$(2.14)	$(4.81)
Income from discontinued operations per share	0.55	2.69	1.50

Net income (loss) available to common shareholders per share	$0.66	$0.55	$(3.31)

Weighted-average common shares outstanding	35,577	24,390	17,002

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OWNERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Members’ Capital
Balance, beginning of year	$—	$875,767	$539,457
Formation and structuring transactions	—	(875,767)	—
Issuance of membership units:
Conversion of 6.5% subordinated debentures, net of deferred costs of $1,318	—	—	120,295
Conversion of 7.5% subordinated debentures	—	—	191,015
Conversion of 8.5% mortgage note	—	—	25,000

Balance, end of year	$—	$—	$875,767

Distributions to members
Balance, beginning of year	$—	$(439,377)	$(177,953)
Formation and structuring transactions	—	439,377	—
Distributions to members	—	—	(261,424)

Balance, end of year	$—	$—	$(439,377)

8.5% Series A Cumulative Redeemable Preferred Shares
Balance, beginning of year	$—	$—	$—
Offering of shares (net of offering costs)	97,553	—	—

Balance, end of year	$97,553	$—	$—

Common shares
Balance, beginning of year	$300	$—	$—
Initial public offering of common shares	—	289	—
Secondary public offering of common shares	128	—	—
Units redeemed for common shares	11	11	—

Balance, end of year	$439	$300	$—

Additional paid-in capital
Balance, beginning of year	$483,691	$—	$—
Distributions to SHC LLC	446	(246,808)	—
Formation and structuring transactions	—	463,205	—
Issuance of common shares	228,994	283,071	—
Offering costs	(11,726)	(32,320)	—
Restricted stock units granted, net of forfeitures	2,244	6,056	—
Adjustment for minority interest ownership in SHC Funding	(15,399)	10,487	—

Balance, end of year	$688,250	$483,691	$—

Deferred compensation
Balance, beginning of year	$(1,731)	$—	$—
Restricted stock units granted, net of forfeitures	(2,151)	(5,903)	—
Amortization of restricted stock units	1,966	4,172	—

Balance, end of year	$(1,916)	$(1,731)	$—

Accumulated deficit
Balance, beginning of year	$(271,873)	$(285,206)	$(229,012)
Net income (loss)	30,260	13,333	(56,194)

Balance, end of year	$(241,613)	$(271,873)	$(285,206)

Accumulated distributions to shareholders
Balance, beginning of year	$(13,447)	$—	$—
Distributions to shareholders	(39,695)	(13,447)	—

Balance, end of year	$(53,142)	$(13,447)	$—

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(387)	$(12,116)	$(14,877)
Currency translation adjustments	3,127	11,320	(3,226)
Mark to market of derivatives	4,896	1,323	5,987
Adjustment for minority interest ownership in SHC Funding	1,890	(914)	—

Balance, end of year	$9,526	$(387)	$(12,116)

Total Owners’ Equity	$499,097	$196,553	$139,068

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Operating Activities:
Net income (loss)	$30,260	$13,333	$(56,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Minority interests	7,396	(4,831)	2,895
Deferred income tax expense (benefit)	(407)	2,746	(32,238)
Depreciation and amortization	52,606	61,463	88,174
Amortization of deferred financing costs	2,960	4,447	6,896
Impairment losses on goodwill and hotel property	—	12,675	—
Equity in (earnings) losses of joint ventures	(2,818)	(739)	544
Deferred compensation expense	1,966	4,172	—
Gain on sale of assets	(21,202)	(75,982)	(21,072)
Recognition of deferred and other gains, net	(3,594)	(1,895)	—
Loss on early extinguishment of debt	8,115	19,066	14,847
Mark to market of derivatives included in other income (expenses), net	—	2,691	7,060
Mark to market of derivatives included in interest expense	134	384	3,618
Increase in accounts receivable	(13,597)	(2,583)	(903)
Increase in other assets	(43,527)	(4,281)	(5,021)
Increase (decrease) in accounts payable and accrued expenses	18,062	(43,405)	28,032

Net cash provided by (used in) operating activities	36,354	(12,739)	36,638

Investing Activities:
Proceeds from sale of assets	76,302	156,354	154,549
Distributions from hotel joint ventures	—	15,602	5,775
Acquisition of property and equipment	(158,217)	(122,980)	—
Acquisition of interest in hotel joint venture	(112)	(162)	—
Acquisition of interests in consolidated hotel joint ventures	(285,389)	—	—
Restricted and unrestricted cash acquired	7,399	7,743	—
Decrease (increase) in security deposits related to sale-leasebacks	1,447	(22,600)	—
Insurance proceeds	10,000	—	—
Capital expenditures	(39,427)	(22,832)	(28,367)
(Increase) decrease in restricted cash and cash equivalents	(1,860)	58,704	4,646

Net cash (used in) provided by investing activities	(389,857)	69,829	136,603

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	217,396	251,040	—
Proceeds from issuance of preferred stock, net of offering costs	97,553	—	—
Proceeds from bank credit facility	135,500	90,500	—
Payments on bank credit facility	(163,500)	(36,500)	—
Proceeds from mortgage debt and other debt	422,000	1,208,500	1,170,000
Payments on mortgage debt and other debt	(277,760)	(1,363,097)	(1,130,170)
Financing costs	(6,983)	(33,622)	(30,733)
Distributions to common shareholders	(29,798)	(6,652)	—
Distributions to preferred shareholders	(6,753)	—	—
Distributions to minority interest holders	(8,047)	(2,343)	(87,997)
Distributions to SHC LLC	(37)	(233,956)	—
Distributions to members	—	—	(261,424)
Proceeds from financing obligation	—	—	184,255
Purchase and redemption of convertible mortgage notes	—	—	(37,750)
Redemption of limited partnership units	—	—	(25,068)
Payment of deferred interest on convertible debentures	—	—	(13,384)

Net cash provided by (used in) financing activities	379,571	(126,130)	(232,271)

Effect of translation adjustment on cash	(1,122)	1,674	3,316

Net change in cash and cash equivalents	24,946	(67,366)	(55,714)
Cash and cash equivalents, beginning of year	40,071	107,437	163,151

Cash and cash equivalents, end of year	$65,017	$40,071	$107,437

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Conversion of debentures and mortgage note to membership units:
- 6.5% debentures, net of deferred costs of $1,318	$—	$—	$(120,295)

- 7.5% debentures	$—	$—	$(191,015)

- 8.5% mortgage note	$—	$—	$(25,000)

Members’ capital	$—	$—	$336,310

Acquisition of interest in joint venture
- Building	$—	$45,482	$—

- Finance obligation	$—	$(50,672)	$—

- Investment in hotel joint venture	$—	$2,230	$—

- Net working capital	$—	$3,122	$—

Acquisition of interests in consolidated hotel joint ventures
- Investing activities	$(11,616)	$—	$—

- Financing activities	$11,616	$—	$—

Sale of hotels
- Assets	$—	$138,014	$—

- Liabilities	$—	$247,274	$—

- Deferred gain	$—	$109,260	$—

New Orleans Property Damage—see note 18	$29,685	$—	$—

Distribution of net liabilities (assets) to SHC LLC	$483	$(12,852)	$—

Cash Paid For:
Interest	$(36,093)	$(63,194)	$(120,067)

Income taxes, net of refunds	$(6,271)	$(34,506)	$(4,061)

Other Transactions:
Redemption of units to common shares—see note 9.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Strategic Hotel Capital, Inc. and subsidiaries (SHCI or the Company), which does business as Strategic Hotels and Resorts and is a real estate investment trust, (REIT) was formed in January 2004. SHCI conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SHC Funding).

SHCI acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHCI’s portfolio includes 16 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

On June 29, 2004, SHCI completed its initial public offering (the IPO) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the IPO, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the IPO, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests, at that time, in seven hotels, and SHCI, a public entity with interests in SHC Funding, the operating partnership in an UPREIT structure that held interests, at that time, in the remaining 14 hotels. Contemporaneous with the IPO, SHC Funding became owned by SHCI, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHCI is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC. The new SHC LLC also retained available corporate cash on hand prior to the IPO, an $11.8 million liability relating to forward currency contracts, and $129.3 million of outstanding convertible debentures and Class C units of its limited partnerships. These transactions are collectively termed the “Formation and Structuring Transactions.” See additional information in note 9.

Subsequent to the IPO, SHCI exercises control over SHC Funding as its managing member and majority membership interest holder and consolidates SHC Funding. SHC Funding’s financial results for periods prior to June 29, 2004 include those of the seven properties distributed to the new SHC LLC through the date of the IPO. SHC LLC prior to the IPO is referred to as SHCI’s predecessor.

As of December 31, 2005, SHC Funding owned or leased the following 16 hotels:

1. Four Seasons Punta Mita Resort	9. Marriott Lincolnshire
2. Four Seasons Mexico City	10. Marriott Champs Elysees Paris
3. Hyatt Regency La Jolla	11. Marriott Hamburg
4. Hyatt Regency Phoenix	12. Ritz-Carlton Half Moon Bay
5. Hyatt Regency New Orleans	13. Fairmont Chicago
6. Loews Santa Monica Beach Hotel	14. InterContinental Chicago Hotel (consolidated joint venture)
7. Hilton Burbank Airport	15. InterContinental Miami Hotel (consolidated joint venture)
8. Marriott Rancho Las Palmas	16. InterContinental Prague (unconsolidated joint venture)

As of June 29, 2004, SHC LLC owned the following seven hotels (three properties were sold in 2005* and one property was sold in 2006**):

1. Ritz-Carlton Laguna Niguel	5. Westin Santa Clara*
2. Hyatt Regency San Francisco	6. The Essex House, a Westin Hotel*
3. Park Hyatt San Francisco	7. Marriott Eastside New York*
4. Loews Beverly Hills**

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the financial position and the results of operations of SHCI and its subsidiaries. SHC Funding owns 35% of a hotel joint venture at December 31, 2005, which is accounted for by SHC Funding using the equity method of accounting. At December 31, 2005, SHC Funding also owns 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

If SHCI determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that SHCI’s variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHCI will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control on the equity method. Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation. These adjustments include reclassifying non-income related taxes from Income tax (expense) benefit on the statements of operations to Other income (expenses), net and reclassifying the Mexican asset tax (which is a variant of income tax) from Other income (expenses), net to Income tax (expense) benefit.

In the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2005, SHCI classifies changes in certain restricted cash balances related to loan and other agreements and security deposits related to sale-leasebacks as investing activities. In the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004, SHCI reclassified changes in restricted cash balances and security deposits related to sale-leasebacks to be consistent with our 2005 presentation, which resulted in a $46,474,000 increase to investing cash flows, a $69,074,000 decrease to financing cash flows and a $22,600,000 increase to operating cash flows from the amounts previously reported. In the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2003, SHCI reclassified changes in restricted cash balances to be consistent with our 2005 presentation, which resulted in a $7,637,000 increase to investing cash flows and a $7,637,000 decrease to financing cash flows.

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. In 2004, SHCI recognized impairment losses on property and equipment of $8,594,000 related to the Schaumburg Marriott due to deteriorating performance and local market conditions. This amount is included in Income from discontinued operations for the year ended December 31, 2004. There was no impairment on property and equipment in 2005 or 2003. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

The Company classifies the operations of hotels sold or to be sold as discontinued operations (note 4).

Goodwill:

Goodwill is reviewed for impairment using a variety of methods at least annually. Impairment testing is conducted using the specific guidance and criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 142. In 2004, SHCI recognized impairment losses on goodwill of $4,081,000. This amount is included in Income from discontinued operations for the year ended December 31, 2004.

Intangible Assets:

Intangible assets consist of a golf course use agreement at the Ritz-Carlton Half Moon Bay that is amortized over the life of the management contract (approximately 14 years) and advanced bookings at the InterContinental Chicago Hotel that are amortized over 1.5 years.

Deferred Financing Costs:

Deferred financing costs consist of costs incurred in connection with obtaining various loans. The deferred financing costs have been capitalized and are being amortized to interest expense over the life of the underlying loan using the straight-line method, which approximates the effective interest method. Upon early extinguishment of the various loans, the unamortized deferred financing costs are written off to loss on early extinguishment of debt.

Deferred Fees on Management Contracts:

In connection with the negotiation of new management contracts on four hotels, certain management companies paid $16,500,000 to the Company. The amounts received had been recorded in the accompanying

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheets as Deferred fees on management contracts and were amortized against management fees over the life of the management contracts using the straight-line method. In connection with the Formation and Structuring Transactions described above, three of these hotels, and their respective deferred fees on management contracts, were distributed to the new SHC LLC. The remaining hotel with deferred fees on its management contract was sold on October 7, 2005 (see note 4).

Inventories:

Inventories located at the hotel properties consist of food and beverage stock and in-use and unused inventories of linen, china, glassware and silver. These items are stated at the lower of cost, as determined by an average cost method, or market and are included in Other assets on the accompanying consolidated balance sheets.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2005 and 2004, Restricted cash and cash equivalents include $20,919,000 and $16,654,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2005 and 2004, Restricted cash and cash equivalents also include reserves of $11,196,000 and $10,325,000, respectively, required by loan and other agreements.

Capitalized Costs:

Interest expense and project related salary and benefit costs incurred during a renovation period are capitalized and depreciated over the lives of the renovated assets.

Foreign Currency:

Foreign currency-denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Gains and losses from foreign currency translation, where the functional currency is the local currency, are recorded as a separate component of Accumulated other comprehensive income (loss), within shareholders’ equity. Foreign currency gains or losses on the hedges of long-term investments are recorded in the currency translation adjustment component of Accumulated other comprehensive income (loss), within shareholders’ equity or Other income (expenses) net, as appropriate. Gains and losses on hedges of short-term investments or working capital are recorded currently in the consolidated statements of operations.

Revenue Recognition:

Revenues include rooms, food and beverage and other hotel operating revenue such as long-distance telephone service and space rentals. These revenues are recognized as the related services are delivered. Lease revenues are based on a percentage of hotel revenues or a percentage of adjusted operating profit, as defined in the lease agreements. Lease revenues are recognized on an accrual basis pursuant to the terms of each lease. When applicable, the revenue recognized does not exceed the minimum percentage ascribed to the level of adjusted operating profit per the lease agreement.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interests:

Minority interests represent interests held by others in SHC Funding and other entities controlled by SHCI, or for periods prior to the IPO, SHCI’s predecessor, SHC LLC. Net income is allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period.

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHCI is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHCI’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHCI has operations do not recognize REITs under their respective tax laws. Accordingly, SHCI will be subject to tax in those jurisdictions. In particular, SHCI’s Mexican operation is subject to taxes under the Mexican tax code, which impacts SHCI’s current and deferred tax expense. Prior to the IPO, the Company operated as an LLC and elected partnership status for U.S. Federal and state income tax purposes. The Company was not liable for U.S. Federal income taxes as its members recognized their proportionate share of income or loss in their tax returns. Accordingly, no provision for U.S. Federal income taxes was recorded. The Company was subject to income taxes in certain states and foreign jurisdictions.

Per Share Data:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share for the years ended December 31, 2005, 2004 and 2003 is computed based on the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is computed based on the weighted average common shares and restricted stock units (note 9) deemed outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interests excluding the impact of conversions if they are anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the IPO for purposes of the weighted average share calculation. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, because they would have been antidilutive, are as follows (in thousands):

	2005	2004	2003
Restricted stock units	—	145	—
Conversion of minority interests	8,280	9,316	—
Conversion of minority interests—option shares	86	86	86

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the components of the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net income (loss)	$30,260	$13,333	$(56,194)
Preferred shareholder dividend	(6,753)	—	—

Net income (loss) available to common shareholders used for basic and diluted earnings per share	$23,507	$13,333	$(56,194)

Weighted average common shares—basic	35,376	24,390	17,002
Restricted stock units	201	—	—

Weighted average common shares—diluted	35,577	24,390	17,002

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

The following table provides the detailed components of Accumulated other comprehensive income (loss) (in thousands):

	Derivative Adjustment	Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2004	$(2,142)	$(9,974)	$(12,116)
Mark to market of derivative instruments	(884)	3,714	2,830
Reclass to earnings:
Interest expense	384	—	384
Loss on early extinguishment of debt	1,740	—	1,740
Other income (expenses), net	83	—	83
Other CTA activity (non-derivative)	—	7,606	7,606
Adjustment for minority interest ownership in SHC Funding	(91)	(823)	(914)

Balance at December 31, 2004	(910)	523	(387)
Mark to market of derivative instruments	4,466	—	4,466
Reclass to earnings:
Interest expense	108	—	108
Loss on early extinguishment of debt	322	—	322
Other CTA activity (non-derivative)	—	3,127	3,127
Adjustment for minority interest ownership in SHC Funding	1,002	888	1,890

Balance at December 31, 2005	$4,988	$4,538	$9,526

Derivative Instruments and Hedging Activities:

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

New Accounting Standards:

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R is effective as of the first interim reporting period that begins after June 15, 2005. The adoption of Statement No. 123R did not have a material effect on the Company’s financial statements.

In 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used on SFAS No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 is effective at the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 eliminates the requirement in Accounting Principles Board (APB) No. 20, “Accounting Changes” to include the cumulative effect of a change in accounting principle in the income statement in the period of the change. Changes in accounting principle should be retrospectively applied by applying the new accounting principle as of the beginning of the first period presented as if that principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement No. 154 will have a material effect on its financial statements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY AND EQUIPMENT

The following summarizes SHCI’s investment in property and equipment, excluding one unconsolidated joint venture hotel (in thousands):

	December 31, 2005	December 31, 2004
Land	$171,486	$103,236
Leasehold interests	11,633	11,633
Buildings	866,037	622,145
Building improvements	23,965	30,112
Site improvements	14,197	12,786
Furniture, fixtures and equipment	192,889	168,096
Improvements in progress	20,043	4,709

Total property and equipment	1,300,250	952,717
Less accumulated depreciation	(217,695)	(222,150)

Net property and equipment	$1,082,555	$730,567

Consolidated hotel properties	15	14
Consolidated hotel rooms	7,213	5,820

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount, excluding one unconsolidated joint venture hotel:

	December 31, 2005	December 31, 2004
Chicago, IL	29.3%	9.6%
Southern California	26.9	35.2
New Orleans, LA	9.4	18.1
Northern California	9.2	12.1
Miami, FL	8.7	—
Phoenix, AZ	6.0	7.7
Orlando, FL	—	3.8

	89.5	86.5
Mexico	9.6	12.1
Paris, France	0.9	1.4

Total	100.0%	100.0%

Purchase of the Fairmont Chicago

On September 1, 2005, the Company purchased the Fairmont Chicago with 692 rooms for approximately $158,029,000. The acquisition was funded using available cash as a result of an equity offering (see note 9).

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the allocation of the purchase price (in thousands):

Land	$17,279
Building	128,447
Site improvements	200
Furniture, fixtures and equipment	10,088
Net working capital	2,015

Total purchase price	$158,029

Purchase of the InterContinental Chicago Hotel and the InterContinental Miami Hotel

On April 1, 2005, the Company purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for an agreed aggregate value of approximately $301,001,000, resulting in a total investment by SHCI of $285,389,000. The hotels are each held in partnerships in which SHCI owns a controlling 85% interest with InterContinental Hotels Group (IHG) holding the remaining 15%. The partnership agreements with IHG provide for a preferred return such that SHCI will receive all of the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. The threshold was not exceeded in 2005. Subsequently, SHCI is entitled to receive a non-cumulative preferred return of 8% on its total investment less its proportionate share of the partnerships’ debt service obligations. After SHCI receives its preferred return, IHG is entitled to receive a non-cumulative preferred return of 8% on its investment. Thereafter, SHCI and IHG will share proportionately in partnership distributions in accordance with their respective percentage ownership interests. SHCI’s investment includes its proportionate share of the cost of the properties and the financing put in place by the partnerships at closing, closing costs and initial capital expenditures. Net losses of the partnerships are first allocated to the partners to the extent of their cumulative net profit allocations and thereafter in proportion to the partners’ respective percentage interests. SHCI funded the acquisition using mortgage debt (see note 7), proceeds from the preferred stock offering (see note 9), and the bank credit facility.

The following is a summary of the allocation of the initial basis in these hotels following the acquisition (in thousands):

Land	$59,894
Building	195,795
Site improvements	415
Furniture, fixtures and equipment	41,114
Intangible assets	1,771
Net working capital	(1,984)

Total purchase price	$297,005

Purchase of the Ritz-Carlton Half Moon Bay

On August 24, 2004, the Company purchased the Ritz-Carlton Half Moon Bay, located south of San Francisco, California, for $123,168,000 (the purchase price was increased by $188,000 in the first quarter of 2005 based on the final working capital proration true-up). The acquisition was financed using mortgage debt, the bank credit facility and available cash. See note 7 for additional information regarding the amended loan agreement resulting from the acquisition of the Ritz-Carlton Half Moon Bay.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the allocation of the purchase price (in thousands):

Land	$20,100
Building	75,700
Site improvements	3,700
Furniture, fixtures and equipment	8,000
Goodwill	15,484
Intangible assets	1,700
Net working capital	(1,516)

Total purchase price	$123,168

Pro forma Information

The acquisitions above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted income per share for the years ended December 31, 2005 and 2004 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	For the Year Ended December 31,
	2005	2004
	Unaudited
Total revenue	$554,174	$634,208
Net income	$33,278	$14,510
Preferred shareholder dividend	$(8,500)	$(8,500)
Net income available to common shareholders	$24,778	$6,010
Net income available to common shareholders per share:
Basic	$0.70	$0.25
Diluted	$0.70	$0.25

Sale of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Mortgage debt of €27,817,000 ($34,919,000) was retired by Bohus upon sale of the hotel. Bohus paid a subsidiary of SHCI €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHCI as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus will make monthly minimum rent payments aggregating €3,376,000 ($3,997,000 based on the foreign exchange rate as of December 31, 2005) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel.

Bohus guaranteed a portion of the minimum rent. A guarantee (Bank Guarantee) issued in favor of Bohus and DIFA by Barclays Bank (Barclays) secured this guarantee. SHC LLC guaranteed Bohus’ performance by a corporate guarantee to DIFA limited to €1,700,000 ($2,061,000 based on the foreign exchange rate as of June 29, 2004). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Hamburg Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on its consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $5,619,000 in connection with this transaction, which is being recognized over the life of the lease. For the years ended December 31, 2005 and 2004, SHCI recognized $182,000 and $111,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a Euro-denominated security deposit with DIFA initially representing approximately 18 months of the minimum rent. This amount at December 31, 2005 and December 31, 2004 is $5,920,000 and $6,783,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

The Hamburg Marriott is subject to an operating lease agreement and SHCI records lease revenue from this hotel.

Sale of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €10,842,000 ($12,837,000 as of December 31, 2005) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

The Tenant arranged for a bank guarantee from Barclays Bank PLC (Barclays) of a portion of the minimum rent up to a capped amount of €14,600,000 ($17,286,000 based on the foreign exchange rate as of December 31, 2005). In addition to the bank guarantee, SHC LLC guaranteed performance (other than payment of rent and insured matters) by a guarantee to DIFA limited to €5,250,000 ($6,365,000 based on the foreign exchange rate as of June 29, 2004). SHCI agreed to indemnify SHC LLC for any losses arising from this guarantee.

As a result of provisions in the lease agreement that provide for continuing involvement, SHCI initially accounted for the sale and leaseback of the Paris Marriott as a finance obligation. SHCI maintained the Paris Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the effective interest method, a portion of the monthly lease payments was reported as a reduction of the finance obligation with the remainder charged to interest expense.

In conjunction with the IPO, the Company eliminated the previously collateralized guarantee by canceling the Bank Guarantee discussed above and no longer has continuing involvement as defined by GAAP. Accordingly, a sale of the Paris Marriott has been recorded and the leaseback has been reflected as an operating lease as of June 29, 2004. SHCI eliminated the finance obligation on the consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHCI recorded a deferred gain of $103,590,000 in connection with this transaction, which is being recognized over the life of the lease. For the years ended December 31, 2005 and 2004, SHCI recognized $4,173,000 and $2,069,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. As part of the cancellation of the Bank Guarantee, SHCI funded a Euro-denominated security deposit with DIFA initially representing approximately 16 months of the minimum rent. This amount at December 31, 2005 and December 31, 2004 is $13,206,000 and $16,735,000, respectively, and is included in Other assets on the accompanying consolidated balance sheets.

As a result of a sublease arrangement effective June 29, 2004, SHCI subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel.

Sale of Domestic Hotels

In 2005, 2004 and 2003, the Company sold two, one, and five domestic hotels, respectively. See note 4 for additional information.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On February 20, 2003, certain subsidiaries of SHCI sold four hotels located in Coral Gables, Florida (Miami), Orlando, Florida, Santa Clara, California (Northern California), and Crystal City, Virginia (Washington, D.C.). Net sales proceeds exceeded the properties’ carrying value (including goodwill of $11,439,000) by $15,362,000. On June 18, 2003, SHCI sold a hotel located in Schaumburg (Chicago), Illinois. Net sales proceeds exceeded the property’s carrying value (including goodwill of $956,000) by $5,710,000. On February 6, 2004, SHCI sold a hotel located in Washington, D.C. that was held for sale as of December 31, 2003. Net sales proceeds aggregating $156,354,000 exceeded the property’s carrying value (including goodwill of $8,804,000) by $75,982,000. On October 7, 2005, SHCI sold a hotel located in Chicago, Illinois. Net sales proceeds aggregating $21,482,000 exceeded the property’s carrying value by $351,000. On October 27, 2005, SHCI sold a hotel located in Orlando, Florida. Net sales proceeds aggregating $54,820,000 exceeded the property’s carrying value by $20,851,000. The following is a summary of Income from discontinued operations for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Hotel operating revenues	$25,255	$29,799	$37,084
Lease revenue	—	257	15,349

Total revenues	25,255	30,056	52,433
Operating costs and expenses	18,130	22,562	27,324
Impairment losses on goodwill and hotel property	—	12,675	—
Depreciation and amortization	2,782	4,188	9,414

Total operating costs and expenses	20,912	39,425	36,738

Operating income (loss)	4,343	(9,369)	15,695
Interest expense	(1,607)	(2,964)	(9,684)
Interest income	16	15	75
Loss on early extinguishment of debt	(543)	(1,060)	(1,726)
Other expenses, net	(35)	(19)	—
Gain on sale of assets	21,202	75,982	21,072
Minority interests	(3,888)	2,838	—

Income from discontinued operations	$19,488	$65,423	$25,432

Because of the continued cash flow SHCI generates from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5. INVESTMENT IN HOTEL JOINT VENTURE AND OTHER ASSETS

In August 1999, a subsidiary of SHCI and an affiliate of GIC Real Estate Pte Ltd (GIC RE), the real estate investment arm of the Government of Singapore Investment Corporation Pte Ltd, collectively the Investors, entered into an Investment Agreement (Agreement) for the purpose of acquiring hotels in certain European markets. The Agreement provides for capital commitments from the Investors in amounts that result in SHCI and GIC RE effectively owning 35% and 65%, respectively, of hotels acquired. Concurrent with the execution of the Agreement, the Investors entered into an Asset Management Agreement with a subsidiary of SHCI (the Manager). The Agreement has since expired while the Asset Management Agreement remains in effect. The Manager provides various services with respect to acquiring and financing hotels, negotiating third-party

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management contracts and reviewing hotel operations. Annual management fees are based upon each hotel’s Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). The Manager can also earn an incentive fee upon the occurrence of certain events such as the sale or refinancing of a hotel. However, no incentive fees are payable unless the Investors have received proceeds equal to their capital contributions and a specified investment return.

Under the above-described agreements, the Investors formed joint ventures that acquired the 277-room Hamburg Marriott in June 2000 and the 364-room InterContinental Prague in August 1999. See note 3 for information on the sale of the Hamburg Marriott in February of 2004. At December 31, 2005 and 2004, SHCI’s investment in the remaining hotel in Prague totaled $12,886,000 and $12,060,000, respectively. SHCI accounts for the investment using the equity method of accounting. SHCI’s equity in earnings (loss) of hotel joint ventures amounted to $2,931,000, $739,000 and $(544,000) for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Other income (expenses), net in the accompanying consolidated statements of operations. SHCI’s equity in earnings (loss) of the InterContinental Prague includes the Company’s 35% joint venture interest, excluding asset management fees earned and including certain costs, which SHCI agreed to pay 100%.

The following are the summary statements of operations of SHC Prague InterContinental B.V., which, through its affiliated subsidiaries, owns and operates the InterContinental Prague hotel, for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Total revenues	$33,531	$32,954	$27,743

Expenses:
Property and other costs	19,983	20,444	14,979
Depreciation and amortization	6,139	8,910	8,918
Interest expense—affiliates	97	452	1,714
Interest expense—bank loan	3,848	3,902	4,456
Other (income) expense	(6,440)	(2,615)	12,163
Income tax expense (benefit)	2,203	2,731	(5,381)

Total expenses	25,830	33,824	36,849
Insurance proceeds, net of flood costs	—	3,255	2,823

Net income (loss)	$7,701	$2,385	$(6,283)

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the summary balance sheets of SHC Prague InterContinental B.V. as of December 31, 2005 and 2004:

	2005	2004
Property and equipment, net	$90,438	$104,980
Goodwill	30,334	33,308
Cash and other assets	21,907	22,549

Total assets	$142,679	$160,837

Bank debt	$82,440	$97,867
Notes payable to affiliates	1,542	1,542
Deferred tax liability	14,243	16,468
Other liabilities	6,680	9,186

Total liabilities	104,905	125,063

Minority interest	1,631	1,791

Total shareholders’ equity	36,143	33,983

Total liabilities and shareholders’ equity	$142,679	$160,837

In August 2002, SHCI entered into two foreign currency forward contracts for a combined notional amount of $50,000,000 to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the InterContinental Prague Hotel. The above contracts were designated as hedges of a net investment in a foreign operation under SFAS No. 133. As prescribed by SFAS No. 133, a portion of these contracts in excess of carrying value of the net investment was deemed ineffective and as such did not qualify for hedge accounting. Accordingly, changes in the value of the forward contracts were recorded in Accumulated other comprehensive income (loss) (to the extent deemed effective) and Other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to Accounts payable and accrued expenses. These forward currency contracts were distributed to SHC LLC in conjunction with the IPO. For the years ended December 31, 2005, 2004 and 2003, the credit (charge) to Accumulated other comprehensive income (loss) amounted to $0, $3,714,000, and $(2,927,000), respectively and the charge to Other income (expenses), net amounted to $0, $(2,725,000), and $(6,505,000), respectively.

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At December 31, 2005 and 2004, SHCI’s investment amounted to $2,647,000 and $1,856,000, respectively, and is included in Other assets in the accompanying consolidated balance sheets. SHCI’s equity in loss of the joint venture amounted to $113,000, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in Other income (expenses), net in the accompanying consolidated statements of operations.

In the fourth quarter of 2005, the Company signed letters of intent to purchase a 100% interest in the LaSolana Hotel and Villa project adjacent to the Company’s existing Four Seasons Punta Mita Resort for a purchase price of approximately $29,494,000. The purchase price for the entire project consists of purchasing existing promissory notes totaling $17,852,000 (including accrued interest) as well as an equity investment of $11,642,000. As of December 31, 2005, the Company purchased the promissory notes and has made a refundable deposit of $1,000,000 on the equity investment. This amount aggregating $18,852,000 is included in Other assets in the accompanying consolidated balance sheet as of December 31, 2005. The promissory notes mature on

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 28, 2007 and have previously accrued interest annually at interest rates ranging from 30.0% to 38.6%. Since the acquisition of the notes, interest is no longer being accrued as the Company does not intend to pursue collection. During the first quarter of 2006, the Company expects to acquire the remaining equity interest to take full ownership and control of the project.

6. MANAGEMENT AND OPERATING LEASE AGREEMENTS

Most of the Company’s hotels are subject to management agreements that SHCI assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1% to 4% of Gross Revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. For the years ended December 31, 2005, 2004 and 2003, management fees in the consolidated statements of operations are net of amortization for deferred fees on management contracts of $0, $325,000 and $650,000, respectively. For the years ended December 31, 2005, 2004 and 2003, management fees included in Income from discontinued operations are net of amortization for deferred fees on management contracts of $131,000, $175,000 and $175,000, respectively.

As of December 31, 2003, three of SHCI’s hotels were subject to lease agreements whereby the lessee paid rent to SHCI for an amount approximately equal to 80% of operating profit as defined in the lease agreements. One hotel was sold February 6, 2004. Its results are reported as discontinued operations in the consolidated statements of operations. In connection with the IPO, one hotel was distributed to SHC LLC and one hotel was converted to a management contract.

In connection with the restructuring of the Hamburg Marriott described in note 3, the hotel is now subject to an operating lease agreement and SHCI records lease revenue from this hotel.

As a result of a sublease arrangement effective June 29, 2004, SHCI subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel.

For the years ended December 31, 2005, 2004 and 2003, SHCI recorded revenue (excluding discontinued operations) of $16,787,000, $24,233,000, and $27,638,000, respectively, from the lease arrangements described above.

At December 31, 2005, the remaining terms (not including renewal options) of these management and lease agreements range from three to 26 years and average 15 years.

7. INDEBTEDNESS

Bank Credit Facility:

On November 9, 2005, SHC Funding entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous bank credit facility agreement that was entered into on June 29, 2004, described below. The new agreement provides for a $125,000,000 revolving loan and expires November 9, 2009, subject to a one-year extension at the borrower’s option. The initial borrowing base of $125,000,000 is based on a minimum of seven qualified properties (as defined in the agreement). SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% as of December 31, 2005) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62,500,000 or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62,500,000. Under the agreement, dividend payments may not exceed 90% of funds from operations (as defined in Item 6—Selected Financial Data), subject to dividend payments to preserve our REIT status. The agreement also requires maintenance of certain other financial covenants, all of which SHC Funding and SHCI were in compliance with at December 31, 2005. At December 31, 2005, $26,000,000 was outstanding under this facility and the weighted-average interest rate for the period from November 9, 2005 to December 31, 2005 was 5.66%.

On June 29, 2004, SHC Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Trust Company Americas (DBTCA). This agreement provided for a $120,000,000 revolving loan and had an expiration date of June 29, 2007. On July 28, 2005, the Company and DBTCA amended the bank credit agreement to increase the lenders’ commitments from $120,000,000 to $175,000,000. SHCI guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries were pledged as collateral for this loan. Prior to March 22, 2005, interest was payable monthly at either a base rate plus a spread of 2.50% or LIBOR plus a spread of 3.75%. On March 22, 2005, SHCI entered into an amendment to the bank credit agreement amending the interest rate resulting in interest payable monthly at either a base rate plus a spread of 1.70% or LIBOR plus a spread of 2.95%. Base rate was the prime rate announced by DBTCA, in effect on the date of borrowing, or the Federal Funds Rate in effect on such day plus 0.50%. Additionally, there was a commitment fee of 0.50% per annum of the unused revolver balance. The agreement required maintenance of certain financial covenants. On November 9, 2005, this agreement was replaced by the one described above. At December 31, 2004, $54,000,000 was outstanding under this facility and the weighted-average interest rate for the period from January 1, 2005 to November 9, 2005 was 6.16%. SHCI wrote off the unamortized deferred financing costs applicable to this bank credit facility. This write-off, which amounted to $2,212,000, has been reported as Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On April 20, 2001, the Company entered into a bank credit agreement with a group of lenders led by Bank of America and Credit Lyonnais that provided for a $100,000,000 revolving loan. As described below, this credit agreement was cancelled January 29, 2003 when two of the hotels pledged under this agreement were included in a refinancing transaction involving fifteen of SHCI’s hotels.

Mortgages and Other Debt Payable:

Mortgages and other debt are summarized as follows (in thousands):

	December 31, 2005	December 31, 2004
Commercial Mortgage-Backed Securities and Mezzanine Debt	$626,462	$482,222
Other Debt	6,918	6,918

	$633,380	$489,140

Commercial Mortgage-Backed Securities (CMBS)

On November 9, 2005, subsidiaries of SHCI (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with German American Capital Corporation (GACC). Initial funding of $220,000,000 was received on November 9, 2005 and secondary draws of up to $130,000,000 are available within twelve months after closing. Proceeds from this financing, together with available cash, were used to retire the floating rate loan

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that was entered into on June 29, 2004 and amended on August 24, 2004 as described below. The new notes are secured by mortgages on eight hotel properties owned by the Borrowers (carrying amount of $605,784,000 at December 31, 2005). The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest is payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2005 was 5.22%.

On November 9, 2005, as required by the loan agreement described above, the Borrowers purchased an interest rate cap with a LIBOR strike price of 8.50%. This cap expires on November 15, 2007. The interest rate cap was purchased with a notional amount covering the entire $350,000,000 of the CMBS loan.

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $288,074,000 at December 31, 2005) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The CMBS and mezzanine loans mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2005 was 6.12%.

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

Unlike the Company’s swaps described below, the caps owned by SHCI as of December 31, 2005 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

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

On June 29, 2004, the Borrowers completed two mortgage loan financings with GACC (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000. Proceeds from these financings, together with a portion of the IPO proceeds and the refinancing proceeds relating to the seven properties distributed to SHC LLC, were used to retire the floating rate loans that were entered into on January 29, 2003 described below (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,287,764,000 and to pay loan closing costs and fund cash reserves required under the loan agreements.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $252,566,000 at December 31, 2005) owned by the Borrowers. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Borrowers entered into an Amended and Restated Indenture for the issuance of $275,000,000 of floating rate notes of the Borrowers. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200,000,000 in notes secured by a mortgage on eight of the Borrowers’ hotel properties. The new notes were secured by mortgages on nine hotel properties owned by the Borrowers, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes had a maturity date of September 9, 2006, subject to three one-year extensions at the Borrower’s option. Interest was payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest were payable.

As required by the floating rate loan agreement, the Borrowers purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of July 15, 2006. Originally, an interest rate cap was purchased with a notional amount covering the entire $200,000,000 of the floating rate notes, but the Borrowers sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. The fixed rate under this swap agreement was 3.62%. This agreement was effective June 29, 2004 and had an expiration date of June 29, 2007. Interest was payable monthly in arrears.

As required by the August 24, 2004 Amended and Restated Indenture described above, the Borrowers purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

On October 7, 2005 and October 27, 2005, $17,250,000 and $18,865,000 of the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 was repaid as a result of proceeds received from the sales of the Schaumburg Marriott and the Embassy Suites Lake Buena Vista, respectively. The remaining principal balance of $238,885,000 was repaid on November 9, 2005 using the proceeds of the mortgage loan financing described above. In connection with the repayment, SHCI sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $5,903,000 and has been reported as Loss on early extinguishment of debt ($5,360,000) and Income from discontinued operations ($543,000) in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Both the fixed and floating loan agreements require various cash reserve accounts. At December 31, 2005 and 2004, these cash reserves aggregate $11,196,000 and $10,325,000, respectively, and are included in Restricted cash and cash equivalents in the accompanying consolidated balance sheets.

On January 29, 2003, the Borrowers completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of CMBS 2003. GSMC and GS&Co. are affiliates of certain SHCI shareholders. See note 20 for information on the sale of SHCI stock by these shareholders. After retiring the CMBS 1999 and CMBS 2001 loans (net of cash reserves held by the Trustee), mezzanine debt and other mortgage debt with principal balances totaling $1,010,525,000, paying loan closing costs and funding cash reserves required under the senior loan agreement, net proceeds of approximately $150,660,000 were available for distribution to members of SHCI’s predecessor entity and other corporate

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the IPO and the proceeds of the mortgage loan financings discussed above. SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $22,900,000 and has been reported as Loss on early extinguishment of debt ($21,840,000) and Income from discontinued operations ($1,060,000) in the accompanying consolidated statement of operations for the year ended December 31, 2004.

On April 12, 2001, the Borrowers completed a mortgage loan financing with GSMC, Bank of America and Archon Capital (Archon). GSMC and Archon are affiliates of Goldman, Sachs & Co. and certain SHCI unitholders. Aggregate proceeds from this financing amounted to $575,000,000, consisting of a senior loan of $455,000,000 and a mezzanine loan of $120,000,000. The senior loan was secured by mortgages on ten hotels owned by the borrowers with the mezzanine loan secured by the borrowers’ equity interests in the ten hotels. Effective May 7, 2001, the senior loan was assigned to another affiliate of Goldman, Sachs & Co. who then sold the senior loan in a private offering of CMBS 2001. After retiring a bank term loan, net loan proceeds of approximately $193,000,000 were available for distribution to SHCI’s predecessor’s members and other corporate purposes. Interest was payable monthly at LIBOR plus a blended spread of 2.35%. As required by the loan agreements, the Borrowers purchased interest rate cap agreements with LIBOR strike prices of 8.02% and 8.65% for the senior and mezzanine loans, respectively. These loans were retired on January 29, 2003.

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

As described above, on January 29, 2003, SHCI cancelled its former bank credit facility and retired the CMBS 1999 and CMBS 2001 loans as well as certain mezzanine debt. In connection with these transactions, SHCI wrote off the unamortized deferred financing costs applicable to issuing this debt. This write off of $12,634,000 has been reported as Loss on early extinguishment of debt ($10,911,000) and Income from discontinued operations ($1,726,000) in the accompanying consolidated statement of operations for the year ended December 31, 2003. In addition, in connection with the Paris Marriott transaction described in note 3, SHCI retired the mortgage debt applicable to the Paris Marriott and wrote off unamortized deferred financing costs of $2,210,000. This write off is also included in Loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2003.

Other Debt

A subsidiary of SHCI has a loan payable to an affiliate of one of SHCI’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). The principal balance outstanding at December 31, 2005 and 2004 is $6,918,000. Through June 29, 2004, interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. Interest is payable quarterly and principal payments are based on available FF&E reserves with all unpaid principal and interest due May 31, 2014. SHC Funding guarantees amounts payable under this loan agreement. The interest rate at December 31, 2005 was 7.29%.

In connection with acquiring a hotel in 1998, SHCI assumed a note payable to the Redevelopment Agency for the City of Burbank, California (the City). Under the terms of certain agreements, the City agreed to finance

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Ascribed Operating Deficits”, as defined in the agreements. Interest accrued at 8% per annum. As defined in the note, principal and interest were payable (a) annually if net cash flow of the hotel exceeded a minimum return to the owner, (b) if refinancing proceeds exceeded a defined amount or (c) upon sale of the hotel.

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

Other Mortgage Debt

As of December 31, 2003, the Company had U.S. dollar denominated mortgage debt, which was secured by one domestic hotel (fixed rate loan) and SHCI’s two Mexican hotels (variable rate loans). The fixed rate debt bore interest at 9.25%.

In connection with acquiring the Four Seasons Punta Mita Resort property on February 23, 2001, a subsidiary of SHCI assumed an $11,000,000 variable rate mortgage loan. This loan was refinanced on July 25, 2002 and replaced with a $27,000,000 floating rate loan with Banco Bilbao Vizcaya (BBVA Bancomer). The loan was secured by the resort and SHC Funding’s $10,000,000 guarantee, with interest at LIBOR plus 3.80% (4.96% at December 31, 2003).

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by SHCI, SHCI accounted for its sale and leaseback of the Paris Marriott as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. The lease, which expires December 31, 2029, requires annual lease payments totaling €10,842,000 ($12,837,000 based on the foreign exchange rate as of December 31, 2005) payable monthly. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHCI also accounted for the sale and leaseback of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. The lease, which expires June 14, 2030, requires monthly lease payments totaling €3,376,000 ($3,997,000 based on the foreign exchange rate as of December 31, 2005) annually. As described in note 3, at the time of the IPO, SHCI eliminated the provisions that required recording this finance obligation.

The following table summarizes the aggregate maturities for all Mortgages and other debt payable as of December 31, 2005 (in thousands):

Years ended December 31,	Amounts
2006	$2,685
2007	3,067
2008	3,209
2009	3,421
2010	425,614
Thereafter	195,384

Total	$633,380

Convertible Debt:

SHCI’s convertible debt as of December 31, 2003 is summarized as follows (in thousands):

2003
7.5% Debentures	$92
6.5% Debentures	121,938

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.5% Subordinated Debentures (Debentures)

SHCI’s Debentures accrued interest at an annual rate of 7.5% and required a semi-annual cash interest payment at a minimum rate of 3.0% per annum. Interest above the minimum pay rate could have been paid currently or deferred at SHCI’s option. Any deferred interest accrued interest at 7.5% and was due upon maturity, redemption or conversion of the debentures. In conjunction with the March 31, 2003 and June 29, 2001 cash distributions, SHCI paid all interest due to the holders of the Debentures (see note 9). On June 29, 2004, in conjunction with the IPO, these Debentures were distributed to the new SHC LLC.

6.5% Subordinated Debentures (2008 Debentures)

These debentures bore interest at an annual rate of 6.5% and required semi-annual interest payments. On June 29, 2004, in conjunction with the IPO, these debentures were distributed to the new SHC LLC.

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

Interest Expense:

For the years ended December 31, 2005, 2004 and 2003, interest expense of $36,142,000, $62,191,000 and $104,059,000, respectively, is included in Interest expense in the accompanying consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, interest expense of $1,607,000, $2,964,000 and $9,684,000, respectively, is included in Income from discontinued operations in the accompanying consolidated statements of operations. Total interest expense for the year ended December 31, 2005 includes a reduction of $2,082,000 related to capitalized interest. Total interest expense also includes amortization of deferred financing costs of $2,960,000, $4,447,000 and $6,896,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company paid $36,093,000, $63,194,000 and $120,067,000 in cash interest on its outstanding debt for the years ended December 31, 2005, 2004, and 2003, respectively.

8. MINORITY INTERESTS

There are two components to SHCI’s minority interests. First, the Company reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHCI, but not owned by the Company. The $11,616,000 minority interest balance was established based on the historical book value of the assets at the time of the transaction. The earnings or losses from these properties attributable to minority interests are normally reflected as minority interests in the statements of operations; however, based on the partnership agreements with IHG, SHCI receives a preferred return of all the net cash flow (as defined in the agreements) at the properties through December 31, 2005, up to a certain threshold. The threshold was not exceeded in 2005 (see note 3); therefore, no earnings or losses from

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these properties have been allocated to minority interests. Second, minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income and other comprehensive income are allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHCI’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

Prior to the IPO, SHC Funding was the sole general partner of two limited partnerships formed to acquire hotel properties. Minority interests represented the limited partners’ interests in limited partnerships that were controlled by SHCI’s predecessor, SHC LLC. The carrying value of the minority interest was increased by the minority interests’ share of partnership earnings and reduced by their semi-annual partnership cash distributions as well as return of capital distributions. SHC LLC’s (SHCI’s predecessor) units issued upon exchange of the limited partnership units have been accounted for at the cost of the minority interest surrendered. The limited partnership interests consist of various classes of “LP Units.” Upon the occurrence of certain events, the LP Units could be either redeemed for cash or converted into SHC LLC’s (SHCI’s predecessor) units based upon an adjusted conversion rate (see note 9). The LP “A” and “C” units, which approximate the terms of the Notes and Debentures described in note 7, were mandatorily redeemable twenty years after their issuance date for cash. The LP “C” units had a portion of their semi-annual distributions deferred in the same manner as interest was deferred on the Debentures. Payment of these deferred distributions was required in connection with the October 24, 2003, March 31, 2003 and June 29, 2001 cash distributions to members (note 9). The LP “B” units had certain rights that allowed them to participate in cash distributions as if they held SHC LLC’s (SHCI’s predecessor) membership units. On March 28, 2003, holders of LP “A” and “C” units totaling $95,399,829 converted to LP “B” units to participate in the March 31, 2003 cash distribution. The LP “C” and “B” unitholders’ share of the March 31, 2003 cash distribution totaled $59,515,000 and is included in Distributions to minority interest holders in the accompanying consolidated statement of cash flows. The conversion prices of the LP “A” and “C” units were the same as the Notes and Debentures.

On April 21, 2003, SHC LLC (SHCI’s predecessor) redeemed the remaining LP “A” units at their cost ($25,068,000) plus accrued partnership distributions.

Subsequent to the IPO, the remaining LP “B” and “C” units continued as part of the new SHC LLC’s ownership structure and ceased to exist as part of SHCI’s capital structure.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since June 29, 2004 (excluding 9,401,859 and 8,366,091 units of SHC Funding outstanding at December 31, 2004 and December 31 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option; and 236,280 and 296,859 restricted stock units at December 31, 2004 and December 31, 2005, respectively—see note 11) (in thousands):

Outstanding at June 29, 2004	26,254
Over-allotment option issuance	2,640
Operating partnership units redeemed for common shares	1,142

Outstanding at December 31, 2004	30,036
Restricted stock units redeemed for common shares	42
Operating partnership units redeemed for common shares	1,035
Common stock issued on August 16, 2005	12,765

Outstanding at December 31, 2005	43,878

Initial Common Stock Offering:

On June 29, 2004, SHCI issued 17,600,000 shares of common stock, with a par value of $0.01, for $14.00 per share. Gross proceeds of $246,400,000 were reduced by an underwriters’ discount of $17,248,000 and additional offering costs of $12,485,000 (recorded as a reduction of additional paid in capital (APIC)), resulting in net proceeds of $216,667,000. In addition to the 17,600,000 shares issued to the public, 8,654,034 shares were issued to prior members of SHC LLC, in exchange for their operating partnership units of SHC Funding.

On July 9, 2004, the underwriters of the IPO exercised their over-allotment option, which resulted in the issuance of an additional 2,640,000 shares at $14.00 per share. Gross proceeds from the over-allotment option of $36,960,000 were reduced by an underwriters’ discount of $2,587,000 resulting in net proceeds of $34,373,000.

Under the new capital structure, $463,205,000 was recorded to APIC upon the IPO. The adjustment to APIC included SHC LLC members’ equity as of June 29, 2004, net of distributions, totaling $436,390,000, and an adjustment to minority interest of $26,815,000. The minority interest liability was adjusted to $79,591,000 to reflect the minority interest percentage of equity under the new structure and in accordance with FASB’s Emerging Issues Task Force 94-2, “Treatment of Minority Interests in Certain Real Estate Investment Trusts.” See note 8 for the description of the minority interests calculation.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the IPO, distributions totaling $227,829,000 were made to SHC LLC, in conjunction with the reverse spin-off described in note 1. Seven hotel properties’ assets and liabilities, cash and cash equivalents, convertible debentures, and certain corporate assets and liabilities were distributed to new SHC LLC as follows (in thousands):

Description	Amount
Property and equipment	$965,432
Less accumulated depreciation	(296,101)

Net property and equipment	669,331
Goodwill	193,039
Cash and cash equivalents	142,843
Restricted cash and cash equivalents	49,461
Accounts receivable, net	38,213
Deferred costs, net	11,244
Other assets	16,260
Accounts payable and accrued expenses	(36,109)
Mortgages and other debt payable	(725,000)
Convertible debt	(122,030)
Deferred fees on management contracts	(9,423)

Net distribution at IPO date to new SHC LLC	$227,829

In 2005, SHCI distributed $37,000 of cash and $483,000 of liabilities to the new SHC LLC as final settlement on the reverse spin-off transaction described above. In 2004, SHCI distributed $6,127,000 of cash and $12,852,000 of net assets to the new SHC LLC as settlement on the reverse spin-off transaction described above.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding:

On September 27, 2005 and September 24, 2004, respectively, approximately 1,035,000 and 1,142,000, operating partnership units were redeemed for common shares, respectively. See note 20 for a discussion of additional redemptions.

Secondary Common Stock Offering:

On August 16, 2005, the Company completed a secondary public offering of common stock by issuing 12,765,000 shares at a price of $17.95 per share. After discounts, commissions and expenses, the Company raised net proceeds of $217,407,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to fund the acquisition of the Fairmont Chicago.

Distributions to Shareholders and Unitholders:

Declaration Date	Distribution Per Share/Unit	Shareholders/Unitholders of Record Date	Date Paid
September 7, 2004	$0.22	September 30, 2004	October 14, 2005
December 6, 2004	$0.22	December 31, 2004	January 20, 2005
March 21, 2005	$0.22	March 31, 2005	April 20, 2005
May 19, 2005	$0.22	June 30, 2005	July 20, 2005
September 19, 2005	$0.22	September 30, 2005	October 20, 2005
December 13, 2005	$0.22	December 31, 2005	January 20, 2006

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock:

On March 9, 2005, SHCI completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of $97,553,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 3).

The Series A Preferred Shares have a perpetual life and are not redeemable before March 16, 2010. Beginning March 16, 2010, SHCI may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2005.

Distributions to Preferred Shareholders:

Declaration Date	Distribution Per Share	Shareholders of Record Date	Date Paid	Amount Paid
May 19, 2005	$0.62565	June 15, 2005	June 30, 2005	$2,503,000	*
September 19, 2005	$0.53125	September 20, 2005	September 30, 2005	$2,125,000
December 13, 2005	$0.53125	December 20, 2005	December 30, 2005	$2,125,000

*	The second quarter payment included $0.0944 per share attributable to the first quarter 2005 and $0.53125 per share attributable to the second quarter 2005.

Membership Units:

The following table presents the changes in the outstanding membership units since January 1, 2003:

Outstanding at January 1, 2003	44,508
Issuance of membership units:
Conversion of 6.5% subordinated debentures	12,372
Conversion of 7.5% subordinated debentures	22,083
Conversion of 8.5% mortgage note	2,659

Outstanding at December 31, 2003	81,622
Formation and structuring transaction	(81,622)

Outstanding at December 31, 2004 and 2005	—

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

SHCI manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHCI principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHCI’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHCI uses interest rate swaps to effectively convert portions of its variable rate debt to fixed rate debt. Most of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive income (loss). To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in Interest expense. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from Accumulated other comprehensive income (loss) to Interest expense, Other income (expenses), net, Loss on early extinguishment of debt, or Income from discontinued operations as appropriate. Relating to these instruments, the following amounts were recorded for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003
Interest expense	$127	$373	$3,618
Other expenses, net	—	(83)	(2,467)
Loss on early extinguishment of debt	494	1,669	—
Income (loss) from discontinued operations	121	(82)	—

SHCI may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in Accumulated other comprehensive income (loss) and when settled will subsequently be reclassified to Other income (expenses), net in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in Other income (expenses), net. The amount recorded in Accumulated other comprehensive income (loss) was $0 and $3,714,000 for the years ended December 31, 2005 and 2004, respectively. The amount recorded in Other income (expenses), net was $0, $(2,725,000), and $(6,505,000) for the years ended December 31, 2005, 2004, and 2003, respectively.

SHCI may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHCI hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in Other income (expenses), net. The amount recorded in Other income (expenses), net was $0, $34,000 and $(555,000) for the years ended December 31, 2005, 2004, and 2003, respectively.

SHCI’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of December 31, 2004 and 2005, SHCI does not have any forward currency contracts.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHC LLC had a Unit Appreciation Rights Plan for certain employees. Awards of Unit Appreciation Rights (UAR) were earnings-based so that they allowed eligible employees to share in the Company’s success. The non-equity based UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). For the years ended December 31, 2005, 2004 and 2003, UAR Plan expense amounted to $0, $0 and $1,151,000, respectively. On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled.

In conjunction with the IPO, SHCI issued restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At December 31, 2005, a total of 521,520 RSUs are outstanding with an aggregate value at issuance of $8,510,000. At December 31, 2005, a total of 296,859 RSUs are vested. The Company recorded compensation expense of $1,966,000 and $4,172,000 related to RSUs (net of forfeitures) for the years ended December 31, 2005 and 2004, respectively.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 33.33% per year of service. Contributions by the Company were $133,000, $103,000 and $91,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company incurred severance costs of $40,000, $3,678,000 and $1,270,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in the severance costs for 2004 is $127,000 relating to the resignation of SHCI’s Chief Financial Officer on August 30, 2004 and $640,000 relating to a severance agreement with Tanya Geller, the daughter of Laurence Geller, SHCI’s Chief Executive Officer. These costs are included in Corporate expenses on the accompanying consolidated statements of operations.

12. OPERATING LEASES

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2005 are as follows (in thousands):

Years Ended December 31,
2006	$17,255
2007	17,227
2008	16,914
2009	16,914
2010	16,914
Thereafter	324,860

$410,084

Included in the table above are the future minimum lease payments to DIFA related to the sale-leasebacks of the Paris and Hamburg hotels (see note 3). These lease payments are included in Lease expense on the consolidated statements of operations.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease payments related to office space are included in Corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in Other property level expenses on the consolidated statements of operations.

13. INCOME TAXES

As a REIT, SHCI generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. Prior to the IPO, SHCI operated as an LLC and elected partnership status for U.S. Federal and state income taxes. Accordingly, the consolidated financial statements do not include a provision for U.S. Federal income taxes. However, SHCI is subject to certain state income taxes and foreign income taxes payable by its foreign subsidiaries.

For the years ended December 31, 2005, 2004 and 2003, income tax (expense) benefit is summarized as follows (in thousands):

	2005	2004	2003
Current tax (expense) benefit:
Europe	$1,659	$139	$(29,881)
Mexico	(3,364)	219	(2,355)

	(1,705)	358	(32,236)

Deferred tax benefit (expense):
Europe	(1,307)	(947)	31,836
Mexico	(86)	(1,799)	402
United States	1,800	—	—

	407	(2,746)	32,238

Total income tax (expense) benefit	$(1,298)	$(2,388)	$2

For the years ended December 31, 2005, 2004 and 2003, the Company made net tax payments including state and foreign taxes of $6,271,000, $34,506,000, and $4,061,000, respectively.

Deferred tax assets are included in Other assets and deferred tax liabilities are included in Accounts payable and accrued expenses on the accompanying consolidated balance sheets. Deferred income taxes consist of the following (in thousands):

	December 31,
	2005	2004
Deferred tax assets (liabilities):
Deferred gain on Paris sale	$29,878	$35,663
Property and equipment	(5,239)	(4,318)
Asset tax carry forwards	1,952	1,666
Advanced deposits	1,469	1,069
Net operating loss carry forwards on taxable REIT subsidiaries	1,800	500
Deferred financing costs	—	(415)
Other	495	260

Net deferred tax asset	$30,355	$34,425

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For federal income tax purposes, the cash distributions paid to the Company’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. The following characterizes distributions paid per common share and preferred share (see note 9 for additional distribution information):

	2005		2004
	$	%	$	%
Common shares:
Ordinary income	$0.16	18.02%	$0.00	0.0%
Return of capital	0.64	72.94%	0.44	100.0%
Capital gain (Unrecaptured Section 1250 gain)	0.08	9.04%	0.00	0.0%

	$0.88	100.0%	$0.44	100.0%

	$	%	$	%
Preferred shares (Series A):
Ordinary income	$1.54	90.96%	N/A	N/A
Capital gain (Unrecaptured Section 1250 gain)	0.15	9.04%	N/A	N/A

	$1.69	100.0%

14. RELATED PARTY TRANSACTIONS

The Company had an uncollateralized receivable from Laurence Geller, its President and Chief Executive Officer, of approximately $185,000 that was forgiven in conjunction with the IPO on June 29, 2004.

Laurence Geller has an ownership interest in SHC LLC, with which SHCI has an asset management agreement described below.

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC and its seven hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. SHC LLC recently sold three properties in 2005 and one property in 2006. As a result of the disposition of these properties, the asset management fee was reduced by approximately $2,193,000 annually. For the years ended December 31, 2005 and 2004, SHCI recognized $5,000,000 and $2,500,000, respectively of income related to its asset management agreement with SHC LLC, which is included in Other income (expenses), net.

The Company has a lease agreement with SHC LLC. The Company subleases office space from SHC LLC for approximately $265,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 1, 2007.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2005, Goldman, Sachs & Co., an affiliate of shareholders of SHCI and an initial purchaser in the Series A preferred offering, received $1,000,000 of the initial purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. In 2005, Goldman, Sachs & Co. also received $1,446,000 in fees as an underwriter for the August 2005 common stock offering. During the year ended December 31, 2004, Goldman, Sachs & Co., the lead underwriter of the IPO, received a portion of the underwriting discount of $19,835,000, which was recorded as a reduction of equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of the debt in 2004, which was recorded as deferred financing costs. In addition, during the year ended December 31, 2004, Prudential Real Estate Investors, a shareholder of SHCI, earned $1,000,000 for financial advisory services in connection with the IPO. These fees were recorded as a reduction of equity.

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

15. COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by SHCI have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SHCI aware of any environmental liability that SHCI believes would have a material adverse effect on its business or financial statements.

As discussed in note 2, in 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 is effective at the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material effect on the Company’s financial statements.

Litigation:

SHCI is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHCI does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2005 and 2004, the carrying amounts of certain financial instruments employed by SHCI, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, insurance recoveries receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At December 31, 2005 and 2004, the fair values of the fixed-rate mortgage debt were approximately $11,259,000 and $13,009,000, respectively, lower than the book values of approximately $204,462,000 and $207,223,000, respectively, primarily due to the general increase in market interest rates. The additional mortgage debt, other debt, and bank credit facility have relatively current issuance dates and have interest rates that fluctuate based on published market rates; therefore, management believes the carrying values of the additional mortgage debt, other debt, and bank credit facility are a reasonable estimation of their fair value as of December 31, 2005 and 2004. Interest rate swap and cap agreements have been recorded at their estimated fair values.

17. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHCI operates in one reportable business segment, hotel ownership. As of December 31, 2005, SHCI’s foreign operations consisted of two Mexican hotel properties, a 35% interest in a European hotel joint venture

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and leasehold interests in each of a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHCI operates (excluding the unconsolidated hotel joint venture and discontinued operations) (in thousands).

	Years ended December 31,
	2005	2004	2003
Revenues:
United States	$414,346	$382,217	$458,167
International	78,399	78,694	79,564

Total	$492,745	$460,911	$537,731

Long-lived Assets:
United States	$1,039,269	$692,762
International	112,071	105,856

Total	$1,151,340	$798,618

18. HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350,000,000 in coverage per loss, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $29,685,000; however, the Company is still assessing the impact of the hurricane on the hotel and the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. The Company has recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $29,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

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

The Company has hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that we experience lost income from the affected property, resulting in fluctuations in the Company’s net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through December 31, 2005, the Company has recorded $35,588,000 in insurance recoveries receivable related to property damage and business interruption recoveries, of which $10,000,000 in insurance advances have been collected through December 31, 2005. Of the $35,588,000 total receivable recorded, $29,685,000 represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $5,903,000 represents a probable recovery of expenses incurred through December 31, 2005. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in the month of September. In addition, the Company has capitalized interest expense amounting to $1,746,000 for the year ended December 31, 2005 and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$29,685
Recovery of costs incurred	5,903
Payments received as of December 31, 2005	(10,000)

Insurance recoveries receivable as of December 31, 2005	$25,588

19. QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2005 and 2004 follows. Certain 2005 and 2004 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2005
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$106,049	$129,954	$119,617	$137,125

Income (loss) from continuing operations available to common shareholders	$6,084	$3,261	$(1,612)	$(3,714)
Income from discontinued operations	666	717	385	17,720

Net income (loss) available to common shareholders	$6,750	$3,978	$(1,227)	$14,006

Earnings per weighted average common share outstanding—Basic
Income (loss) from continuing operations available to common shareholders per share	$0.20	$0.11	$(0.03)	$(0.08)
Income from discontinued operations per share	0.02	0.02	0.00	0.40

Net income (loss) available to common shareholders per share	$0.22	$0.13	$(0.03)	$0.32

Weighted average common shares outstanding—Basic	30,248	30,257	36,691	44,086

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Earnings per weighted average common share outstanding—Diluted
Income (loss) from continuing operations available to common shareholders per share	$0.20	$0.11	$(0.03)	$(0.08)
Income from discontinued operations per share	0.02	0.02	0.00	0.40

Net income (loss) available to common shareholders per share	$0.22	$0.13	$(0.03)	$0.32

Weighted average common shares outstanding—Diluted	30,357	30,406	36,691	44,086

	Year ended December 31, 2004
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$140,058	$144,446	$78,110	$98,297

(Loss) from continuing operations	$(7,885)	$(40,814)	$(3,089)	$(302)
Income (loss) from discontinued operations	75,558	(999)	(20)	(9,116)

Net income (loss) available to common shareholders	$67,673	$(41,813)	$(3,109)	$(9,418)

Earnings per weighted average common share outstanding—Basic
(Loss) from continuing operations available to common shareholders per share	$(0.41)	$(2.12)	$(0.11)	$(0.01)
Income (loss) from discontinued operations per share	3.95	(0.05)	0.00	(0.30)

Net income (loss) available to common shareholders per share	$3.54	$(2.17)	$(0.11)	$(0.31)

Weighted average common shares outstanding—Basic	19,112	19,273	28,857	30,204

Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations available to common shareholders per share	$(0.41)	$(2.14)	$(0.11)	$(0.08)
Income (loss) from discontinued operations per share	3.95	(0.05)	0.00	(0.23)

Net income (loss) available to common shareholders per share	$3.54	$(2.19)	$(0.11)	$(0.31)

Weighted average common shares outstanding—Diluted	19,112	19,506	28,857	39,753

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for SHCI’s domestic Marriott branded properties, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

20. SUBSEQUENT EVENTS

Acquisition of the Hotel del Coronado:

On January 9, 2006, subsidiaries of SHCI closed the previously announced acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development, for its pro rata share of an aggregate agreed-upon market value of $745,000,000. The Company, through its subsidiaries, paid $70,400,000 to fund its investment in the joint venture, which was funded with borrowings

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Company’s $125,000,000 revolving credit facility, and the joint venture refinanced the property with $610,000,000 of proceeds from the mortgage and mezzanine financings discussed below as well as borrowings of $10,500,000 on the bank credit facility. SHCI will earn fees under an asset management agreement with the joint venture, one of which amounts to 1% of the venture’s revenues. SHCI will recognize income of 55% of these fees, representing the percentage of the venture not owned by SHCI. The Company will account for the joint venture using the equity method of accounting.

In connection with the acquisition, the entities entered into a partnership agreement, which contains provisions regarding the allocation of net income and loss to the partners and the distribution of cash to the partners.

Also, on January 9, 2006, the joint venture entered into a mortgage loan with GACC, as lender. The principal amount of the loan is $260,000,000 and it currently is accruing interest at LIBOR plus 2.08% per annum. The loan is secured by, among other things, a mortgage on the Hotel del Coronado.

In addition, on January 9, 2006, the joint venture entered into a series of six mezzanine loans (including a $20,000,000 revolving credit facility) with GACC, as lender. The principal amount of the loans outstanding is $350,000,000 in mezzanine loans in addition to the $10,500,000 outstanding on the bank credit facility as of January 9, 2006. The current weighted average interest rates are LIBOR plus 2.08% per annum. The loans are secured by, among other things, a pledge of the equity interest held by the borrowers in their subsidiaries.

Further, on January 9, 2006, the joint venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of the previously announced 78-room beachfront, luxury condominium-hotel development on the adjacent parcel under development, commonly referred to as North Beach.

As of December 31, 2005, SHCI had incurred costs and provided escrow deposits of $22,470,000 in connection with the above-described acquisition, which are included in Other assets on the consolidated balance sheet.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding:

The Company offered all holders of units of non-managing member limited liability company interests in SHC Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SHC Funding. On January 20, 2006, holders of 7,213,601 limited liability interests in SHC Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. Subsequent to January 20, 2006, holders of an additional 10,074 limited liability interests in SHC Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. After these exchanges, SHCI’s ownership share of SHC Funding increased to approximately 98%.

Common Stock Offering:

During the first quarter of 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by the Company and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX, affiliates of Goldman, Sachs & Co. Goldman Sachs & Co. received approximately $1,996,000 of discounts and commissions related to this transaction. After discounts, commissions and estimated expenses, the Company raised net proceeds of $151,900,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Offering:

On January 31, 2006, SHCI completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, the Company raised net proceeds of $110,878,000. These proceeds were used to partially fund SHCI’s equity contribution in the purchase of the Hotel del Coronado, the acquisition of the Four Seasons Washington D.C., and for general corporate purposes.

Acquisition of the Four Seasons Washington D.C.:

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. hotel for approximately $168,900,000. SHCI used proceeds from the common stock and preferred stock offerings described above to acquire this property.

STRATEGIC HOTEL CAPITAL, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In Thousands)

		Initial Costs				Gross Amount at December 31, 2005
Description	Debt	Land	Building & Improvements	Subsequent Costs Capitalized		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hyatt Regency New Orleans	93,160	17,662	121,401	(35,349	)*	17,662	86,052	103,714	(26,909)	—	1997	39
Marriott Lincolnshire Resort	18,410	—	47,248	107		—	47,355	47,355	(15,259)	—	1997	39
Four Seasons Mexico City	—	18,454	31,365	—		18,454	31,365	49,819	(6,501)	—	1997	39
Hyatt Regency Phoenix	46,580	1,815	77,177	(12,009	)*	1,815	65,168	66,983	(7,775)	—	1998	39
Marriott Rancho Las Palmas	17,964	7,688	42,262	(10,846	)*	4,706	34,398	39,104	(4,186)	—	1998	39
Hilton Burbank Airport	29,456	6,813	49,595	(6,915	)*	6,813	42,680	49,493	(5,248)	—	1998	39
Loews Santa Monica	53,021	5,833	91,717	—		5,833	91,717	97,550	(21,799)	—	1998	39
Hyatt Regency La Jolla	64,722	13,093	66,260	—		13,093	66,260	79,353	(11,043)	—	1999	39
Four Seasons Punta Mita	—	4,359	44,950	1,500		5,859	44,950	50,809	(5,637)	—	2001	39
Ritz-Carlton Half Moon Bay	53,757	20,100	79,400	1,425		20,100	80,825	100,925	(3,115)	—	2004	39
Intercontinental Chicago	121,000	18,914	132,015	70		18,916	132,083	150,999	(2,623)	—	2005	39
Intercontinental Miami	81,000	40,946	64,076	26		40,956	64,092	105,048	(1,325)	—	2005	39
Fairmont Chicago	54,310	17,279	128,647	64		17,279	128,711	145,990	(1,105)	—	2005	39

Totals	$633,380	$172,956	$976,113	$(61,927)		$171,486	$915,656	$1,087,142	$(112,525)

*	Includes impairment writedown, property damage writedown and other items totaling $94,025.

STRATEGIC HOTEL CAPITAL, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2005, 2004 and 2003 is as follows:

Balance at December 31, 2002	$1,752,683
Additions:
Acquisition of property	1,500
Capital expenditures and transfers from construction-in-progress	3
Currency translation adjustment	13,526
Deductions:
Dispositions and other:	(120,926)

Balance at December 31, 2003	$1,646,786

Additions:
Acquisition of property	99,500
Deductions:
Distributed properties	(780,195)
Restructuring of the Paris Marriott	(86,278)
Dispositions	(92,377)
Impairment of hotel property	(7,702)

Balance at December 31, 2004	$779,734
Additions:
Acquisition of property	403,568
Deductions:
Dispositions	(59,378)
Property damage writedown	(36,782)

Balance at December 31, 2005	$1,087,142

STRATEGIC HOTEL CAPITAL, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2005

(In Thousands)

Notes:

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2005, 2004, and 2003 is as follows:

Balance at December 31, 2002	$248,476
Depreciation and amortization	40,876
Dispositions	(11,313)

Balance at December 31, 2003	$278,039
Depreciation and amortization	16,978
Distributed properties	(143,643)
Restructuring of the Paris Marriott	(17,494)
Dispositions	(25,125)

Balance at December 31, 2004	$108,755
Depreciation and amortization	20,512
Property damage writedown	(11,481)
Dispositions	(5,261)

Balance at December 31, 2005	$112,525

(C) The aggregate cost of properties for Federal income tax purposes is approximately $951,000 at December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SHC Prague InterContinental B.V.

Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of SHC Prague InterContinental B.V. and subsidiaries (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Deloitte s.r.o.

Prague, Czech Republic

February 24, 2006

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Balance Sheets

(In $ thousands)

	December 31, 2005	December 31, 2004
Assets

Property and equipment, net (Note 3)	$90,438	$104,980
Goodwill, net	30,334	33,308
Cash and cash equivalents	10,703	9,908
Restricted cash (Note 4)	6,621	7,369
Receivables (net of allowance for doubtful accounts of $ 284 and $ 598, respectively)	2,929	2,697
Deferred financing costs and other assets, net (Note 5)	335	997
Other assets	1,319	1,578

Total assets	$142,679	$160,837

Liabilities

Bank debt (Note 5)	$82,440	$97,867
Interest accrued on bank debt	668	764
Notes payable to affiliates (Note 5)	1,542	1,542
Interest accrued on notes payable to affiliates	225	95
Accounts payable	2,274	2,500
Accrued liabilities	1,998	1,957
Advance deposits	1,115	1,135
Current income taxes payable	400	2,735
Deferred tax liabilities (Note 7)	14,243	16,468

Total liabilities	104,905	125,063

Minority interest (Note 8)	1,631	1,791

Shareholders’ equity

Common stock—90,000 shares authorized, 18,500 issued and outstanding with a par value of EURO 1	20	20
Additional paid-in capital	24,350	24,350
Retained earnings/(deficit)	923	(6,778)
Accumulated other comprehensive income	10,850	16,391

Total shareholders’ equity	36,143	33,983

Total liabilities and shareholders’ equity	$142,679	$160,837

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In $ thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Revenues
Rooms	$21,672	$21,401	$17,789
Food and beverage	7,937	7,581	6,233
Other operated departments	2,385	2,692	2,548
Rental revenue	1,537	1,280	1,173

Total revenues	33,531	32,954	27,743

Costs and expenses
Rooms	3,628	3,233	2,547
Food and beverage	5,049	5,123	3,925
Other operated departments	978	1,000	830
Depreciation and amortization	6,139	8,910	8,918
Management fees and other services (Note 10)	1,618	1,448	1,610
Administrative and general	3,499	4,506	2,312
Property operation and maintenance	1,920	2,027	1,496
Corporate expenses	642	1,052	525
Marketing	1,722	1,279	1,084
Utility costs	927	776	650

Total costs and expenses	26,122	29,354	23,897

Insurance proceeds, net of flood costs (Note 9)	—	3,255	2,823

Operating income	7,409	6,855	6,669

Interest income	(48)	(61)	(106)
Interest expense—affiliates	97	452	1,714
Interest expense—bank loan	3,848	3,902	4,456
Loss on early settlement of hedging derivative	—	—	7,111
Write-off of deferred financing costs	—	—	1,642
Other financial (income) expenses, net (Note 11)	(6,391)	(2,059)	3,516
Gain on disposal of subsidiary	—	(494)	—

	(2,494)	1,740	18,333

Income (loss) before income taxes and minority interest	9,903	5,115	(11,664)

Income tax expense (benefit)
Current tax expense	2,978	4,196	1,700
Deferred tax benefit, net	(775)	(1,465)	(7,081)

Total income tax expense (benefit) (Note 7)	2,203	2,731	(5,381)

Minority interest	(1)	(1)	—

Net income (loss)	7,701	2,385	(6,283)

Other comprehensive income (loss)
Revaluation of hedging derivatives	—	(5)	(2,377)
Hedging derivative reclassified to net loss	—	—	8,150
Foreign currency translation adjustment	(5,541)	7,835	8,355

Comprehensive income	$2,160	$10,215	$7,845

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In $ thousands)

					Other Comprehensive Income
	Common Stock	Additional Paid-In Capital	Deferred Stock	Retained Earnings/ (Deficit)	Revaluation Reserve	Currency Translation Adjustment	Total Shareholders’ Equity
Balance as of January 1, 2003, as previously stated	$20	24,350	10	(2,880)	(5,768)	201	$15,933
Change in accounting policy	—	—	(10)	—	—	—	(10)

Balance as of January 1, 2003, restated	$20	24,350	—	(2,880)	(5,768)	201	$15,923
Net loss	—	—	—	(6,283)	—	—	(6,283)
Change in fair value of derivatives	—	—	—	—	(2,377)	—	(2,377)
Hedging derivative reclassified to net loss	—	—	—	—	8,150	—	8,150
Foreign currency translation adjustments	—	—	—	—	—	8,355	8,355

Balance as of December 31, 2003, restated	$20	24,350	—	(9,163)	5	8,556	$23,768
Net income	—	—	—	2,385	—	—	2,385
Change in fair value of derivatives	—	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	—	7,835	7,835

Balance as of December 31, 2004, restated	$20	24,350	—	(6,778)	—	16,391	$33,983
Net income	—	—	—	7,701	—	—	7,701
Foreign currency translation adjustments	—	—	—	—	—	(5,541)	(5,541)

Balance as of December 31, 2005	$20	24,350	—	923	—	10,850	$36,143

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Cash Flows

(In $ thousands)

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
Operating activities:

Net income (loss)	$7,701	$2,385	$(6,283)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	6,139	8,910	8,918
Amortization of deferred financing costs	591	552	224
Minority interest	(1)	(1)	—
Deferred taxes	(775)	(1,465)	(7,081)
Foreign exchange (gain) loss	(5,953)	(1,270)	2,827
Amortization of hedging derivative	—	87	—
Write-off of deferred financing costs	—	—	1,642
Loss on disposal of property and equipment	12	20	—
Gain on disposal of subsidiary	—	(494)	—

Change in operating assets and liabilities
Accounts receivable	(473)	(417)	(1,102)
Other assets	108	215	(396)
Payables and accruals	294	(365)	(934)
Deferred flood proceeds	—	—	(898)
Accrued interest	34	(222)	(7,878)
Taxes	(2,080)	3,629	357

Net cash provided by (used in) operating activities	5,597	11,564	(10,604)

Investing activities:

Proceeds from sale of subsidiary, net of cash	—	485	—
Decrease (increase) in restricted cash	21	(1,549)	5,451
Purchases of property and equipment	(850)	(737)	(933)

Net cash (used in) provided by investing activities	(829)	(1,801)	4,518

Financing activities:

Purchase of minority interests	—	—	(36)
Borrowing under agreements	—	6,238	81,130
Repayments of notes payable to affiliates	—	(14,061)	(6,267)
Bank debt repayments	(3,065)	(2,945)	(65,395)
Deferred financing costs	—	(157)	(1,347)

Net cash (used in) provided by financing activities	(3,065)	(10,925)	8,085

Effect of translation adjustment on cash	(908)	808	2,553

Net change in cash and cash equivalents	795	(354)	4,552

Cash and cash equivalents at beginning of year	9,908	10,262	5,710

Cash and cash equivalents at end of year	$10,703	$9,908	$10,262

Cash paid for interest	$3,328	$4,018	$13,280

Cash paid for income taxes	$5,062	$1,067	$1,343

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Consolidated Group

SHC Prague InterContinental B.V. (“the Company”) is a Dutch joint stock company that was incorporated on August 13, 1999. The Company either wholly or majority owns or has a controlling financial interest in the following entities: Strategic Hotel Capital Prague, a.s. (formerly Hotel InterContinental Prague, a.s.), SHC Management Prague, s.r.o., SHC Property Prague, s.r.o., SHC Prague TRS, a.s., SHC Prague (Gibraltar) Limited and, until May 5, 2004, Strategic Hotel Capital Prague Holding a.s. (together these entities are collectively referred to as “the Group”). The Group owns and operates the 364-room InterContinental Hotel in Prague, Czech Republic. The Company’s outstanding shares are held by Eu-Hotel Pte Ltd. (owning 65% of the Company and registered in Singapore) and SHC Prague Intercontinental, L.L.C. (owning 35% and registered in Delaware, United States).

On August 17, 1999, the Company acquired a 92.88% share in Hotel InterContinental Prague a.s., a joint stock company incorporated in the Czech Republic, which was later renamed Strategic Hotel Capital Prague, a.s. (“Prague AS”). Prague AS owned and operated a hotel located at Nám. Curieových 43/5, Prague 1, Czech Republic. The acquisition was accounted for under the purchase method. Since that date, the Company has increased its ownership to 96.30% and the total cost of the investment at December 31, 2005 amounted to $ 97,450,000. During the period from January 1, 2004 to December 31, 2005, the Company acquired no further shares.

After the initial acquisition in 1999, Prague AS formed two wholly-owned Czech Republic limited liability subsidiaries, a hotel operations company, SHC Management Prague s.r.o., and a property ownership company, SHC Property Prague s.r.o., (together “the Hotel”), by contribution of selected assets and liabilities to each (consisting of the hotel property and all hotel operating assets and liabilities). The property ownership company leases the hotel property to the hotel operations company under a 15-year operating lease.

On February 9, 2000, Prague AS contributed 100% of the hotel operation company and 99% of the property ownership company to SHC Prague (Gibraltar) Limited. The contribution was valued at $ 98,581,000. In exchange for the contribution, Prague AS acquired 39,999 ordinary shares of $ 1 par value stock in SHC Prague (Gibraltar) Limited, which represents a 100% interest in this class of shares; however, those shares bear voting rights lower than 0.01%. Ten thousand deferred shares and almost 100% of the voting rights in SHC Prague (Gibraltar) Limited are owned by a company outside of the Group.

On August 9, 2000, the 100% share in the hotel operations company and the 99% share in the property ownership company were sold by SHC Prague (Gibraltar) Limited to the Company for a total consideration of $ 110,000,000.

On May 5, 2004, the Company sold its investment in Strategic Hotel Capital Prague Holdings, a.s. to a third party for a consideration amounting to $ 500,000. Net assets of Strategic Hotel Capital Prague Holdings disposed in the sale amounted to approximately $ 6,000.

During 2004, the Company purchased 100% of a dormant Czech company, renamed SHC Prague TRS, a.s., for $77,000 (2,000,000 Czech crowns). SHC Prague TRS, a.s. had net assets at the date of acquisition totaling $75,000 (1,970,000 Czech crowns). On June 24, 2004, SHC Prague TRS, a.s. purchased 100% of the hotel operation company from the Company in exchange for a note payable. This note was later converted to equity of SHC Prague TRS, a.s. by the Company.

The investments in SHC Prague (Gibraltar) Limited and SHC Prague TRS, a.s. have been eliminated in consolidation and the resulting increases in the values of the assets arising from the aforementioned inter-group transactions which were recorded in the local statutory financial statements of those companies, have also been eliminated.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The structure of the Group at December 31, 2005 was as follows (voting interests shown):

2. Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements presented are the consolidated accounts of SHC Prague InterContinental B.V. and its subsidiaries.

All significant intercompany transactions have been eliminated as part of the consolidation process.

The consolidated financial statements are prepared under Accounting Principles Generally Accepted in the United States of America (“US GAAP”). The accounting policies are consistent with the prior year except for the impact of applying FIN 46(R), Consolidation of Variable Interest Entities, for the first time in 2005 as discussed below.

As a result of applying FIN 46R, SHC Prague (Gibraltar) Limited has been fully consolidated in the Group’s financial statements as a variable interest entity. The impact of this is not significant as the Group previously reported combined financial statements including SHC Prague (Gibraltar) Limited. The comparative financial statements have been restated to reclassify $ 10,000 from deferred stock to minority interest, representing the expected residual return and capital at risk of the other equity holders in SHC Prague (Gibraltar) Limited.

The financial statements are presented in U.S. Dollars and are prepared on a historical cost basis, except for derivative financial instruments, which are measured at fair value.

Certain prior year balances have been reclassified to conform to the current year presentation.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

b) Revenue Recognition

Revenues are generally recognized as services are performed.

c) Property and Equipment and Depreciation

Property and equipment consists of the hotel, acquired land and site improvements and associated furniture, fixtures and equipment, which are carried at cost, net of accumulated depreciation and amortization.

Property and equipment purchased in the normal course of business is recorded at its acquisition cost which includes freight, customs duty and other related costs.

The costs of technical improvements that extend the useful life of property and equipment are capitalized. Repairs and maintenance costs are expensed as incurred.

Small tangible items are expensed upon purchase.

Depreciation is calculated on the straight-line basis over the future estimated useful life of the asset as follows:

Years
Buildings	37
Machinery and equipment	4-15
Furniture and fixtures	5

d) Income Taxes

The provision for income tax due is calculated in accordance with the local tax regulations of each Group company and is based on the profit or loss reported under local accounting regulations, adjusted for appropriate permanent and temporary differences from local taxable income.

The Group utilizes the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Realization of the future tax benefits related to deferred tax assets is dependent on many factors, including the individual company’s ability to generate taxable income in future periods.

e) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f) Cash and Cash Equivalents

All highly liquid investments with a maturity at the time of purchase of three months or less are considered to be cash equivalents. Temporary cash investments are comprised of term and money market deposits denominated in US$, CZK and EUR.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

g) Net Receivables

Receivables are carried at their nominal value and adjusted for uncollectible amounts through an allowance account reflected in the accompanying balance sheets. Additions to the allowance account are charged to expense.

h) Inventories

Inventories are stated at the lower of cost (determined on an average cost basis) or market and consist primarily of food and beverages and supplies including assets such as china, glassware, silver, linen and uniforms. The cost of purchased inventories includes cost of acquisition and related costs.

i) Accounting for long-lived assets

At least annually, or whenever circumstances change that might indicate a possible impairment in long-lived assets, the Group evaluates the recoverability of the carrying amount of its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of”. Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable, the Group will compare undiscounted net cash flows estimated to be generated by those assets to the carrying amount of those assets. To the extent that these cash flows are less than the carrying amounts of the assets, an impairment loss will be recognized to adjust the carrying value to fair value. As of December 31, 2005, management believed that no such impairment existed.

j) Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the assets acquired. In accordance with FAS 142, beginning January 1, 2002, goodwill is no longer subject to amortization but is reviewed annually for impairment or when events and circumstances warrant such a review.

Goodwill impairment testing, which is based on fair value, is performed on a reporting unit level on an annual basis as of December 31. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Management of the Company considers the Group as a single reporting unit. As of December 31, 2005, management believed that no impairment of goodwill existed.

k) Deferred financing costs

Costs incurred as part of securing long-term financing are deferred and amortized into the consolidated statements of operations as interest expense on a straight-line basis over the term of the debt.

l) Accounting for derivative instruments and hedging activities

Under SFAS 133, all derivative instruments are recognized in the balance sheet at their fair values and changes in fair value are recognized immediately in earnings, unless the derivatives qualify as hedges of future cash flows. For derivatives qualifying as hedges of future cash flows, the effective portion of changes in fair value are recorded temporarily in equity, then recognized in earnings along with the related effects of the hedged items. Any ineffective portion of hedges is reported in earnings as it occurs.

The Group does not enter into derivative instruments for any purpose other than cash flow hedging.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

m) Minority Interest

Minority interest represents the portion of the historical financial statement carrying amounts of the net assets plus or minus the net profit or loss of any subsidiary attributable to equity interests that are not owned, directly or indirectly through subsidiaries, by the Company.

n) Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise, which results from transactions or other economic events during the period. The Group’s accumulated other comprehensive income results from foreign currency translation adjustments and cash flow hedge adjustments to fair values of derivative financial instruments.

o) Foreign currency

The functional currency for the Company’s operating subsidiaries is the Czech crown. The functional currency and reporting currency for the Company itself is U.S. dollars. Assets and liabilities denominated in non-US dollar functional currencies are translated into the reporting currency at rates of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. Differences arising from the translation from the functional to the reporting currency are recorded to accumulated other comprehensive income.

Transactions in foreign currencies are translated into the functional currency at the exchange rate in effect at the date of each transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is either settled or translated for inclusion in the consolidated balance sheet are recognized in the consolidated statement of operations.

p) Restrictions

Dividends out of the Company are restricted by equity requirements at various entities within the Group. In addition, certain restricted cash balances are required by the Aareal bank debt and such balances are not available for distribution.

q) Recently issued accounting pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supercedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. SFAS No. 123R is effective as of the first interim reporting period that begins after June 15, 2005. The adoption of Statement No. 123R did not have a material effect on the Company’s financial statements.

In 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used on SFAS No. 143 “Accounting for Asset Retirement Obligations” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Interpretation No. 47 is effective at the end of fiscal years ending after December 15, 2005. The adoption of Interpretation No. 47 did not have a material effect on the Company’s financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 eliminates the requirement in Accounting Principles Board (APB) No. 20, “Accounting Changes” to include the cumulative effect of a change in accounting principle in the income statement in the period of the change. Changes in accounting principle should be retrospectively applied by applying the new accounting principle as of the beginning of the first period presented as if that principle had always been used. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of Statement No. 154 will have a material effect on its financial statements.

3. Property and equipment

Property and equipment comprises the following:

	December 31, 2005	December 31, 2004
	($ thousand)	($ thousand)
Land	$24,864	$27,301
Buildings	79,285	86,833
Furnishing and equipment	65,442	71,373
Construction in progress	149	59

Total property and equipment	169,740	185,566
Less: accumulated depreciation	(79,302)	(80,586)

Property and equipment, net	$90,438	$104,980

4. Restricted cash

As of December 31, 2005, restricted cash included $ 4,099,000 (2004: $ 4,479,000) which will be used for property and equipment replacement in accordance with the hotel’s management agreement (Note 10).

Other restricted cash totalling $ 2,522,000 as of December 31, 2005 (2004: $ 2,890,000) is held in the escrow accounts as a guarantee of the bank credit facilities. These accounts are subject to a restriction on drawings.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

5. Debt

At December 31, the Group had the following bank loans payable and demand promissory notes/subordinated promissory notes.

Party	Interest	Maturity (on earlier of)	December 31, 2005	December 31, 2004
			($ thousand)	($ thousand)
Bank debt (denominated in EUR)

Aareal Bank AG	EURIBOR(*) + 1.5%	See below	$82,440	$97,867

Notes payable to affiliates (denominated in USD)
SHC Europe LLC	8.25% p.a., quarterly	Demand or August 16, 2009	$540	$540

Paris Properties PTE Ltd.	8.375% p.a., quarterly	Demand or August 16, 2009	1,002	1,002

Total notes payable to affiliates			$1,542	$1,542

(*)	At December 31, 2005 EURIBOR was 2.19%. At December 31, 2004 EURIBOR was 2.14%.

SHC Europe LLC and Paris Properties PTE Ltd. are affiliates of the Company’s shareholders. The notes payable to these entities are unsecured.

On June 26, 2003, the Group entered into an agreement to refinance its bank debt. As a result of this refinancing, the loan and all accrued interest payable to WestLB AG was fully repaid using EUR 70 million of proceeds funded on July 14, 2003 obtained from the EUR 75 million loan negotiated with Aareal Bank AG. An additional EUR 5 million was drawn in January 2004 under the same loan agreement between Aareal Bank AG and the Group. The loan bears floating interest at EURIBOR+1.5% from January 2004 (previously EURIBOR+2.25%) and matures in 2006.

The loan from Aareal Bank AG is secured by:

•	pledge agreements concerning several bank accounts of SHC Management Prague, s.r.o and SHC Property Prague, s.r.o., SHC Prague TRS, a.s. and the Company;

•	pledge agreements concerning insurance proceeds arising from certain insurance policies of SHC Management Prague, s.r.o and SHC Property Prague, s.r.o.;

•	pledge agreements concerning claims arising from the lease agreement between SHC Management Prague, s.r.o and SHC Property Prague, s.r.o. and (sub)lease agreements between SHC Management Prague, s.r.o. and third parties;

•	mortgage agreement concerning certain buildings and plots of land of SHC Property Prague, s.r.o.;

•	pledge agreements concerning the majority of shares in Prague AS, 99% ownership interest in SHC Property Prague, s.r.o. and 100% shares in SHC Prague TRS, a.s. held by the Company;

•	pledge agreements concerning 100% ownership interest in SHC Management Prague, s.r.o. held by SHC Prague TRS, a.s.;

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

•	guarantee in amount EUR 75 million by SHC Property Prague, s.r.o.;

•	pledge agreement concerning certain movable assets (FF&E) owned by SHC Management Prague, s.r.o.;

•	pledge agreements concerning rights arising from the Hotel Management Agreement, the License Agreement and the Hotel Services Agreement and

•	agreement on assignment for security of proceeds arising from the Hedging Agreement.

Under the terms of the Aareal Bank AG loan agreement, the Group has two one-year extension possibilities. As of December 31, 2005, the Group had not yet utilized either of them. The maturity schedule for repayments of the bank debt at December 31, 2005 is as follows:

Year ending December 31,	Original repayment schedule		Repayment assuming extension options exercised
	Euro thousand	$ thousand	Euro thousand	$ thousand
2006	69,628	82,440	2,662	3,152
2007	—	—	2,833	3,355
2008	—	—	64,133	75,933

Total	69,628	82,440	69,628	82,440

Financing costs related to the Aareal Bank AG loan amounting to EUR 1,211,000 were initially capitalized in 2003 and are being amortized over the term of the debt (before extension options). The Group amortized as part of interest expense $ 591,000 through the consolidated statements of operations for the year ended December 31, 2005 (2004: $ 552,000, 2003: $ 224,000).

Financing costs related to WestLB AG loan amounting to $ 2,776,000 were capitalized in previous years and were being amortized over the term of the loan. Following the repayment of this loan in the second half of 2003, the Group wrote-off the related remaining unamortized financing costs of $ 1,642,000 in the 2003 consolidated statement of operations.

As of December 31, 2005, there was no event of default declared under the Aareal Bank AG loan agreement and the Group was in compliance with all terms and covenants associated with its other loan agreements.

6. Hedging derivatives

As part of the refinancing, on July 15, 2003, the Group entered into an interest rate cap agreement to reduce the Group’s exposure to changes in future cash flows resulting from changes in the EURIBOR interest rate.

The interest rate cap agreement effectively caps the Group’s variable-rate cash flow exposure to a fixed-rate cash flow in the event that EURIBOR exceeds 5%. The interest rate cap is effective from July 15, 2003 through July 15, 2006. The interest rate cap is accounted as an effective cash flow hedge and accordingly, the change in the intrinsic value of the interest rate cap of $ 0 for the year ended December 31, 2005 (2004: $ 5,000, 2003: $ 0) was recorded through “Other Comprehensive Income (Loss)”. During 2004, $ 84,000, representing the remaining portion of the premium paid for the option, was recorded as part of “Interest expense—bank loan” in the consolidated statements of operations.

As part of its refinancing, on July 25, 2003, the Group terminated an interest rate swap previously used to hedge the future cash flows related to the WestLB debt. Prior to its termination the swap was accounted as a cash

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

flow hedge and, accordingly, changes in fair value were recorded through “Other Comprehensive Income (Loss)”. During 2003, $ 1,093,000 paid under the normal terms of the swap contract was recorded as part of “Interest expense—bank loan” in the consolidated statement of operations. A termination fee of $ 7,111,000 was paid July 15, 2003. This payment was recorded in the 2003 consolidated statement of operations as “Loss on early settlement of hedging derivative”.

7. Taxation

Income Tax Legislation

Corporate income tax is calculated in accordance with local tax regulations (statutory corporate tax rate for the Czech Republic is 26% in 2005 (2004: 28%, 2003: 31%).

The Dutch holding company’s investments into its subsidiaries qualify for treatment as qualifying investments for Dutch tax purposes. Income and expenses that are directly linked to qualifying investments are shielded from direct taxation by the Dutch tax authority and therefore income tax for this entity is calculated based on earnings and expenses that are directly attributable to the limited operations for the Holding Company.

SHC Prague (Gibraltar) Limited is not subject to income tax under Gibraltar Law.

Deferred tax assets and liabilities are measured at the balance sheet date based on the enacted tax rate applicable to the period in which they are expected to be recovered or settled. Consequently deferred tax assets and liabilities arising from temporary differences for the Czech operating entities are measured at 24% at December 31, 2005, which is the enacted tax rate for periods subsequent to December 31, 2005. Management records a valuation allowance related to deferred tax assets when it is more likely than not that such amounts will not be realized.

The income tax effect of differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax base, comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets, consist of the following as of:

	December 31, 2005	December 31, 2004
	($ thousand)	($ thousand)
Deferred tax liabilities:
Property and equipment	$(14,119)	$(16,153)
Other (deferred financing cost, deferred foreign exchange gains)	(330)	(320)

Total deferred tax liabilities	(14,449)	(16,473)

Deferred tax assets:
Other	503	1,130
Less: valuation allowance	(297)	(1,125)

Total deferred tax assets	206	5

Net deferred taxes	$(14,243)	$(16,468)

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Changes in net deferred taxes were as follows for the years ended December 31:

	2005	2004
	($ thousand)	($ thousand)
Opening balance, January 1	$(16,468)	$(15,807)
Deferred tax benefit recorded in statement of operations	775	1,465
Foreign exchange impact on deferred tax	1,450	(2,126)

Closing balance, December 31	$(14,243)	$(16,468)

The reconciliation of expected income tax expense to the effective income tax expense consists of the following for the year ended December 31:

	2005	2004	2003
	($ thousand)	($ thousand)	($ thousand)
Income (loss) before income taxes	$9,903	$5,115	$(11,664)
Statutory income tax rate	26%	28%	31%
Tax expense (benefit) at Czech statutory income tax rate	2,575	1,432	(3,616)
Non-deductible expenses	154	1,468	1,412
Non-taxable income	(676)	(142)	(3,999)
Other	150	(27)	822

Total income tax expense (benefit)	$2,203	$2,731	$(5,381)

8. Minority interest

Minority interest includes $ 1,621,000 at December 31, 2005 (2004: $ 1,781,000) attributable to equity holders with a 3.7% interest in Strategic Hotel Capital Prague a.s.

9. Flood damage and related insurance

On August 13, 2002, catastrophic floods in the city of Prague forced the closure of the hotel until November 4, 2002. Under the terms of its insurance contracts, the Group was entitled to receive insurance proceeds to cover repairs/replacement of the hotel’s premises and equipment, as well as for lost revenues due to the extended period of business interruption. The Group accounted for all operating and non-operating costs during the period of business interruption in accordance with its normal accounting policies.

In 2004, the Group reached a final settlement with regard to the business interruption proceeds related to the 2002 floods. The Group received business interruption proceeds totaling $ 9,488,000. From this amount, $ 3,259,000 and $ 1,065,000 were recorded in its statements of operations for the years ended December 31, 2004 and 2003, respectively.

During 2003, the Group reached an agreement with its insurer with regard to the proceeds to be received for material damages caused by the floods. Insurance proceeds totaling $ 2,468,000 were included as part of revenue from insurance proceeds for the year ended December 31, 2003. Costs associated with the repair of damaged property totaling $ 4,000 and $ 710,000 were recorded as expenses for the years ended December 31, 2004 and 2003, respectively. Replacement of fixed assets destroyed in the flood were capitalized in accordance with the Group’s normal accounting principles and the assets that were replaced were written-off through the consolidated statements of operations as part of flood costs.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

10. Hotel management and other agreements

Hotel Management Agreement

There is an executed Hotel Management Agreement in place between InterContinental Hotels Corporation (“Manager”) and one of the Company’s subsidiaries. It defines general terms and a framework for Hotel management, Manager’s compensation scheme, accounting matters and taxes, repairs, maintenance, replacement, insurance, and financing, etc.

The fees due to the Manager include a base management fee, a license fee based upon gross receipts and an incentive management fee based upon net operating income. Such fees total $ 747,000 for the year ended December 31, 2005 (2004: $ 777,000, 2003: $ 846,000) and have been included in “Management fees and other services” in the accompanying consolidated statements of operations.

In addition to the above fees, there are centralized services fees due to the Manager. These include fees for communication services, marketing and sales services, brand advertising and public relations, training and education. Centralized services fees total $ 603,000 and for the year ended December 31, 2005 (2004: $ 219,000, 2003: $ 253,000). The Manager is also entitled to a separate reservation fee calculated as 5% of room revenues generated through the Manager’s reservations systems. Reservation fees total $ 232,000 for the year ended December 31, 2005 (2004: $ 247,000, 2003 $ 234,000).

Asset Management Agreements

SHC DTRS Inc. (the “Asset Manager”) entered into separate asset management agreements with certain Group companies and is an affiliate of one of the Group’s owners. Under the terms of these agreements, the Asset Manager provides asset management services in return for aggregate management fees equal to 5% of earnings before interest, tax, depreciation and amortization of the Hotel. An amount of $ 871,000 for the year ended December 31, 2005 (2004: $ 671,000, 2003: $ 765,000) has been included in “Management fees and other services” in the accompanying consolidated statements of operations for these services.

Hotel Services Agreement

Effective May 24, 2004, the hotel operations company entered into a Hotel Services Agreement with an unrelated third party service provider. Under the terms of the agreement, all employees of the Hotel were transferred to the service provider, and the service provider in turn supplies all necessary staffing for all of the Hotel’s operations. In exchange for these services, the service provider is reimbursed for all costs associated with the supply of staff (including all wages and salaries, bonuses, taxes, fringe benefits, etc.), as well as related administrative and general expenses and operating costs, plus an additional fee of 2.75% of all service costs (as defined in the agreement).

In association with this agreement, the hotel operations company has entered into separate call and put option agreements with the owner of the service provider. Under the terms of the call option agreement, the hotel operations company has the option to acquire 100% of the service provider for the higher of CZK 200,000 or the net asset value of the service provider. Under the terms of the put option agreement, the service provider has the option to sell 100% of the service provider to the hotel operations company for the higher of CZK 200,000 or the net asset value of the service provider. These options are not measured at fair value as the options are linked to, and would be settled by, delivery of an unquoted equity instrument whose fair value cannot be reliably measured.

Maintenance contract

In 1996, the Hotel entered into a maintenance contract for certain technological equipment. The contract is for ten years and the fee under this contract can be amended from year to year based on agreement by both

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

parties. The amount paid under the terms of this contract during the year ended December 31, 2005 was $ 901,000 (2004: $ 815,000, 2003: $ 797,000). There are no special conditions for early termination of this contract.

11. Other financial income and expenses

Included within other financial income and expenses are the following amounts for the year ended December 31:

	2005	2004	2003
	($ thousand)	($ thousand)	($ thousand)
Foreign exchange (gain) loss related to bank debt, net	$(6,445)	$(2,142)	$3,196
Other expenses (income), net	54	83	320

Other financial (income) expenses, net	$(6,391)	$(2,059)	$3,516

Other financial income and expense in the Group’s consolidated financial statements are subject to significant volatility due to the Group’s currency exposures. This volatility occurs at two levels in the Group: first, at the level of the Czech operating companies, which have the Czech crown as their functional currency; and, second at the level of the Company itself, which has the US Dollar as its functional currency. While foreign exchange volatility arises on all assets and liabilities that are not denominated in the functional currency of the Group company holding the asset or liability, the Group’s main exposure to foreign exchange risk arises from the Aareal Bank AG loan.

The Company itself has drawn the Euro-denominated bank loan; however, most of the loan has been lent on to the hotel operating company as a separate Euro-denominated inter-group loan. At December 31, 2005, the Company’s loan balance from the hotel operating company was $ 60,408,000 (2004: $ 71,712,000). As a result, the Company had in its stand-alone financial statements a net Euro exposure related to the Aareal Bank AG loan of $ 22,032,000 at December 31, 2005 (2004: $ 26,155,000). Changes in the US Dollar to Euro exchange rate directly impact the consolidated statements of operations with respect to this net exposure.

Foreign exchange volatility in the Czech operating companies arises mainly due to the outstanding Euro-denominated loan from the Company. Because the functional currency of the hotel operating company is the Czech crown, revaluation differences arising from the conversion of this loan from Euros to Czech crowns is recorded through the consolidated statements of operations.

The Group has not hedged the exposures in the Company or in the hotel operating company arising from the Aareal Bank AG loan partly because of the cost involved and also because Management believes that the loan is an economic hedge of the net assets of the Czech operating companies. Currently the Czech crown is a separate legal currency, however, it is expected that in the coming years the Czech Republic will adopt the Euro, and as a result, all assets and liabilities of the operating companies will eventually become Euro-denominated.

When assessing the overall impact of changing exchange rates on the financial results and position of the Group, it is also important to consider the effect of the change in the Czech crown to US Dollar exchange rate on the net assets of the Czech operating companies, whose functional currency is the Czech crown. This impact is recorded through the currency translation adjustment.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

12. Financial instruments

Fair values of current assets and current liabilities are equal to their reported carrying amounts because of the short maturity of those instruments. The carrying value of the bank debt approximates its fair value, as this instrument bears interest at floating rate. If the outstanding demand notes payable, which bear interest at fixed rates, are repaid at their latest maturity dates then the fair value of these notes would be estimated as to be $ 1,632,000 at December 31, 2005 (2004: $ 1,744,000).

Financial instruments, which potentially subject the Group to concentrations of credit risk, consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to a large number of customers and their dispersion across many geographical areas.

13. Concentration risk

The Hotel attracts guests from around the world. The following is a breakdown of the percentage of rooms rented by country of origin of the guests:

	Year ended December 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003
United States	22%	20%	17%
United Kingdom	15%	20%	25%
Spain	7%	9%	9%
Germany	7%	7%	7%
Japan	4%	6%	5%
France	3%	4%	5%
All others (none > 5%)	42%	34%	32%

Total	100%	100%	100%

14. Related parties

Included within accounts payable are $ 940,000 at December 31, 2005 (2004: $ 939,000) due to Paris Properties PTE Ltd. and $ 505,000 at December 31, 2005 (2004: $ 531,000) due to SHC Europe, L.L.C., which are affiliates of the Company’s shareholders.

See Note 5 for demand promissory notes/subordinated promissory notes from related parties. See also Note 10 for Asset Management Agreement.

15. Commitments and contingencies

Environmental Matters

The property acquired by the Group has been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is the Group aware of, any environmental liability that the Group believes would have a material adverse effect on the Group’s business or financial statements.

Litigation

The Group is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, Management does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on the Group’s business or financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS	AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations. Also, the effectiveness of internal control over financial reporting may deteriorate in future periods due to either changes in conditions or declining levels of compliance with policies or procedures.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the Fairmont Chicago Hotel, the InterContinental Chicago Hotel and the InterContinental Miami Hotel from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005, because these hotels were acquired by us during 2005. The total assets and total revenues of the aforementioned hotels represent 33.5% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Based on this assessment management believes that, as of December 31, 2005, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered accounting firm, issued an audit report on management’s assessment of internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Hotel Capital, Inc.

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Strategic Hotel Capital, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at both the InterContinental Chicago Hotel and the InterContinental Miami Hotel, which were acquired on April 1, 2005 and the Fairmont Chicago Hotel, which was acquired on September 1, 2005, and whose combined financial statements reflect total assets and revenue constituting 33.5% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the InterContinental Chicago Hotel, the InterContinental Miami Hotel or the Fairmont Chicago Hotel. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), owner’s equity, and cash flows for each of the three years in the periods ended December 31, 2005, and the financial statement schedules of the Company for each of the three years in the period ended December 31, 2005, and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2006

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our “internal controls over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Items 401, 405 and 406 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 2, 2006	STRATEGIC HOTEL CAPITAL, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: March 2, 2006	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ MONTE J. HUBER
Monte J. Huber Vice President, Controller and Treasurer

	By:	/S/ JOHN C. DETERDING
John C. Deterding Chairman

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ MICHAEL W. BRENNAN
Michael W. Brennan Director

	By:	/S/ RICHARD L. FISHER
Richard L. Fisher Director

	By:	/S/ THOMAS A. HASSARD
Thomas A. Hassard Director

	By:	/S/ ROBERT J. WATSON
Robert J. Watson Director

EXHIBIT INDEX

Exhibit Number	Description
3.1.a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-32223) filed on March 18, 2005 and incorporated herein by reference).

3.1.c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-32223) filed on March 18, 2005 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Form 8-A (File No. 1-32223) filed on January 13, 2006 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-112846) filed on February 13, 2004 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment, dated March 15, 2005, to Limited Liability Company Agreement of SHC Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223) filed on February 2, 2006 and incorporated herein by reference).

10.4	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel Capital, L.L.C. and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.5	Form of Lease Agreement (filed as Exhibit 10.3 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.6	Form of Hotel Management Agreement (filed as Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.7	Asset Management Agreement between Strategic Hotel Capital, L.L.C. and SHC DTRS, Inc. (filed as Exhibit 10.5 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.8	Cross-Indemnification Agreement between Strategic Hotel Capital, L.L.C. and Strategic Hotel Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.9	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein (filed as Exhibit 10.7 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.10	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender (filed as Exhibit 10.8 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.12	Form of Registration Rights Agreement by and among Strategic Hotel Capital, Inc., WHSHC, L.L.C., W9/WHSHC, L.L.C. I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.13+	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.14+	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.15+	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.16+	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.17+	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.18+	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 5, 2005 and incorporated herein by reference).

10.19+	Amended and Restated Employment Agreement by and between Laurence S. Geller and Strategic Hotel Capital, Inc. (filed as Exhibit 10.15 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.20+	Amendment No. 1 to Employment Agreement, dated September 30, 2005, by and between the Company and Laurence S. Geller (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.1-32223) filed on October 5, 2005 and incorporated herein by reference).

10.21+	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, L.L.C. and James E. Mead (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.1-32223) filed on December 1, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.22+	Severance Agreement, by and between Strategic Hotel Capital, Inc. and James Lyman, dated September 10, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.23+	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.24	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement, dated as of July 23, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.25	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes, dated as of June 24, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.26	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223) filed on March 2, 2005 and incorporated herein by reference).

10.27	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 2, 2005 and incorporated herein by reference).

10.28	First Amendment to Credit Agreement, dated as of March 22, 2005, among Strategic Hotel Funding, L.L.C., various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 25, 2005 and incorporated herein by reference).

10.29	First Amendment to Amended and Restated Indenture, dated as of March 22, 2005, among the issuers named therein, LaSalle Bank National Association, as Note Trustee, and German American Capital Corporation, as Noteholder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 25, 2005 and incorporated herein by reference).

10.30	Loan Agreement ($128,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between the Borrowers named therein, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

10.31	First Mezzanine Loan Agreement ($45,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine I, LLC and SHC Chopin Plaza Mezzanine I, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

10.32	Second Mezzanine Loan Agreement ($29,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine II, LLC and SHC Chopin Plaza Mezzanine II, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

Exhibit Number		Description
10.33		Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on July 19, 2005 and incorporated herein by reference).

10.34		Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic Hotel Funding, L.L.C., various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on July 29, 2005 and incorporated herein by reference).

10.35		Agreement for Sale and Purchase of Hotel dated as of August 24, 2005, by and between SHC Lake Buena Vista II, L.L.C. and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on August 30, 2005 and incorporated herein by reference).

10.36		Amendment to Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.37		Amendment to First Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.38		Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.39		Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 13, 2005 and incorporated herein by reference).

10.40		Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, L.L.C. and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on October 5, 2005 and incorporated herein by reference).

10.41		Purchase and Sale Agreement, dated as of October 31, 2005, by and among SHC Del Coronado, L.L.C., KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on November 3, 2005 and incorporated herein by reference).

10.42	*	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006

10.43	*	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006

10.44		Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

Exhibit Number		Description
10.45		Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.46		Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.47		Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.48	*	Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated January 21, 2006

10.49	*	Amendment to Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated February 22, 2006.

10.50	*	Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee

10.51	*	Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, L.L.C., as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent

12.1	*	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

14.1	*	Strategic Hotel Capital, Inc. Code of Business Conduct and Ethics

21.1	*	Subsidiaries of Strategic Hotel Capital, Inc.

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.