Form 10-K/A
period 2005-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2006-05-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K/A incorporates by reference certain information from the registrant’s definitive proxy statement, to be filed not later than April 30, 2006 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

EXPLANATORY PARAGRAPH

This Form 10-K/A is being filed to restate the Company’s consolidated statements of cash flows for the years ended December 31, 2005 and 2004. The 2005 restatement reclassifies $40,102,000 expended for escrow deposits and purchased notes receivable pertaining to hotel and land acquisitions from “net cash provided by operating activities” to “net cash used in investing activities”. The 2004 restatement reclassifies $4,900,000 pertaining to the issuance of a note receivable and investments in our hotels from “net cash used in operating activities” to “net cash provided by investing activities”. Following the filing of this Form 10-K/A, the Company is filing a quarterly report on Form 10-Q for the quarter ended March 31, 2006 that will include a restatement of the Company’s consolidated statement of cash flows for the quarter ended March 31, 2005. The March 31, 2005 quarter end restatement reclassifies $8,000,000 of cash spent for escrow deposits related to a hotel acquisition from “net cash provided by operating activities” to “net cash used in investing activities.” The restatements do not affect the total net change in cash and cash equivalents for the quarter ended March 31, 2005 or the two years ended December 31, 2005 and 2004, and have no effect on the Company’s consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations and comprehensive income (loss), the consolidated statements of owners’ equity and the related income (loss) per share amounts as of any date or for any quarter or year. The restatements also have no impact on the non-GAAP measures of funds from operations (FFO), FFO-Fully Converted or EBITDA which are described in this Form 10-K/A under Part II, Item 6. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Form 10-K/A under Part II, Item 7. See note 21 of the notes to the consolidated financial statements included in this Form 10-K/A under Part II, Item 8 for further information relating to the restatements. In connection with the restatements, management has revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and, accordingly, the Company has included revised disclosure in this Form 10-K/A under Part II, Item 9A—Controls and Procedures. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original annual report on Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K. The decision to restate the Company’s consolidated financial statements was previously announced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

STRATEGIC HOTEL CAPITAL, INC.

FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2005

WHERE TO FIND MORE INFORMATION:

We maintain a website at http://www.strategichotels.com. Through our website, we make available, free of charge, our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The SEC maintains a website that contains these reports at http://www.sec.gov.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this 10-K/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors. We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this annual Report on Form 10-K/A to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K/A and in our other documents filed with the SEC that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

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

ITEM 1A.    RISK FACTORS.

In addition to the factors discussed elsewhere in this annual report on Form 10-K/A, the following are some of the important factors that could cause our actual results to differ materially from those projected in any future-looking statements and could affect our future financial performance:

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

The following tables show the reconciliations between net income (loss) available to common shareholders and FFO and FFO—Fully Converted and net income (loss) available to common shareholders and EBITDA for the periods indicated:

Reconciliation of Net Income (Loss) Available to Common Shareholders to

Funds From Operations (FFO) and FFO—Fully Converted

Historical for the Years Ended December 31,

	2005(1)	2004(1)(2)	2003(1)	2002	2001
	(In thousands)
Net income (loss) available to common shareholders	$23,507	$13,333	$(56,194)	$(50,303)	$(116,659)
Depreciation and amortization—continuing operations	49,824	57,275	78,760	100,791	118,690
Depreciation and amortization—discontinued operations	2,782	4,188	9,414	16,894	11,901
Gain on sale of assets—continuing operations	(42)	—	—	—	(21,531)
Gain on sale of assets—discontinued operations	(21,202)	(75,982)	(21,072)	—	—
Realized portion of deferred gain on sale leasebacks	(4,355)	(2,180)	—	—	—
Deferred tax expense on realized portion of deferred gain on sale leasebacks	1,307	657	—	—	—
Minority interest adjustments	(10,546)	(5,573)	(466)	(819)	(1,019)
Adjustments from unconsolidated affiliates	2,096	3,174	3,320	2,989	3,021

FFO(3)	43,371	(5,108)	13,762	69,552	(5,597)
Convertible debt interest expense	—	4,105	14,902	36,516	36,613
Convertible minority interests	17,942	743	3,361	11,083	11,831

FFO—Fully Converted(3)	$61,313	$(260)	$32,025	$117,151	$42,847

(1)	We sold two hotel properties in the fourth quarter of 2005, one hotel property in the first quarter of 2004, and five hotel properties in the first two quarters of 2003 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	FFO has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 and $38,281 for the years ended December 31, 2002 and 2001, respectively.

•	Impairment losses from discontinued operations amounted to $12,675 and $22,707 for the years ended December 31, 2004 and 2001, respectively.

•	Loss on early extinguishment of debt from continuing operations amounted to $7,572, $20,874, $13,121 and $13,868 for the years ended December 31, 2005, 2004, 2003 and 2001, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $543, $1,060, and $1,726 for the years ended December 31, 2005, 2004 and 2003, respectively.

Reconciliation of Net Income (Loss) Available to Common Shareholders to EBITDA

Historical for the Years Ended December 31,

	2005(1)	2004(1)(2)	2003(1)	2002	2001
	(In thousands)
Net income (loss) available to common shareholders	$23,507	$13,333	$(56,194)	$(50,303)	$(116,659)
Depreciation and amortization—continuing operations	49,824	57,275	78,760	100,791	118,690
Depreciation and amortization—discontinued operations	2,782	4,188	9,414	16,894	11,901
Interest expense—continuing operations	36,142	62,191	104,059	97,988	128,875
Interest expense—discontinued operations	1,607	2,964	9,684	13,943	12,666
Income taxes	1,298	4,815	(2)	3,199	3,172
Mexican asset tax refund	—	(2,427)	—	—	—
Minority interests	7,396	(4,831)	2,895	(1,382)	(1,503)
Adjustments from unconsolidated affiliates	4,166	5,672	3,165	5,414	4,694
Preferred shareholder dividend	6,753	—	—	—	—

EBITDA(3)	$133,475	$143,180	$151,781	$186,544	$161,836

(1)	We sold two hotel properties in the fourth quarter of 2005, one hotel property in the first quarter of 2004, and five hotel properties in the first two quarters of 2003 as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels”.

(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	EBITDA has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 and $38,281 for the years ended December 31, 2002 and 2001, respectively.

•	Impairment losses from discontinued operations amounted to $12,675 and $22,707 for the years ended December 31, 2004 and 2001, respectively.

•	Loss on early extinguishment of debt from continuing operations amounted to $7,572, $20,874, $13,121 and $13,868 for the years ended December 31, 2005, 2004, 2003 and 2001, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $543, $1,060, and $1,726 for the years ended December 31, 2005, 2004 and 2003, respectively.

•	Gain on sale of assets from discontinued operations amounted to $21,202, $75,982 and $21,072 for the years ended December 31, 2005, 2004 and 2003, respectively. Gain on sale of assets from continuing operations amounted to $21,531 for the year ended December 31, 2001.

•	Realized portion of deferred gain on sale leasebacks amounted to $4,355 and $2,180 for the years ended December 31, 2005 and 2004, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED).

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotel Capital, Inc. for the years presented and should be read together with the notes thereto contained in this Form 10-K/A. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

The discussion of cash flows in the Liquidity and Capital Resources and Cash Flows sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2005 and 2004 reflects restatements. The 2005 restatement reclassifies $40,102,000 expended for escrow deposits and purchased notes receivable pertaining to hotel and land acquisitions from “net cash provided by operating activities” to “net cash used in investing activities”. The 2004 restatement reclassifies $4,900,000 pertaining to the issuance of a note receivable and investments in our hotels from “net cash used in operating activities” to “net cash provided by investing activities”. The restatements do not affect the total net change in cash and cash equivalents for the years ended December 31, 2005 and 2004, and have no impact on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and the consolidated statements of operations and comprehensive income (loss), the consolidated statements of owners’ equity and the related income per share amounts for the years ended December 31, 2005 and 2004.

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

Capital expenditures for the years ended December 31, 2005, 2004 and 2003 amounted to $39.4 million, $23.4 million and $28.4 million, respectively. Included in the 2005 amount is $2.1 million of capitalized interest. For the year ended December 31, 2006, we expect to fund hotel FF&E reserve projects of approximately $21.0 million and owner-funded projects of approximately $14.0 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

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

Cash Flows

Operating Activities. Net cash provided by operating activities was $76.5 million for the year ended December 31, 2005, compared to net cash used in operating activities of $7.8 million for the year ended December 31, 2004. Cash flow from operations increased primarily because of our increase in hotel operating income as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC, our historical cash flows are not indicative of our cash flows subsequent to the completion of the IPO.

Investing Activities. Net cash used in investing activities was $430.0 million for the year ended December 31, 2005, compared to net cash provided by investing activities of $64.9 million for the year ended December 31, 2004. The significant investing activities during these periods are summarized below:

•	We purchased the Fairmont Chicago for approximately $158.0 million in September 2005.

•	We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million in April 2005.

•	We purchased the Ritz-Carlton Half Moon Bay for approximately $123.2 million in August 2004.

•	During the fourth quarter of 2005, we paid $22.3 million in escrow deposits in connection with the acquisitions of the LaSolana Hotel and Villa project ($1.0 million) and the Hotel del Coronado ($21.3 million).

•	We sold two hotels during the year ended December 31, 2005 for net sale proceeds of $76.3 million and one hotel during the year ended December 31, 2004 for net sales proceeds of $156.4 million.

•	During the fourth quarter of 2005, we purchased notes receivable of approximately $17.9 million in connection with the acquisition of the LaSolana Hotel and Villa project.

•	We received $10.0 million of insurance proceeds as a result of the hurricane that struck our Hyatt New Orleans property in August of 2005.

•	As a result of the Hamburg Marriott sale and leaseback transaction in February 2004, we received cash distributions from the Hamburg hotel joint venture aggregating $10.4 million.

•	Primarily using additional proceeds from a mortgage debt financing in January 2004, the Prague joint venture made additional distributions to its owners and our share of these payments amounted to $3.3 million in the first quarter of 2004, and $1.9 million in the second quarter of 2004.

•	We disbursed $39.4 million and $23.4 million during the years ended December 31, 2005 and 2004, respectively, related to capital expenditures for renewals, replacements and room renovations.

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

•	Impairment of Long-lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held-for-sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income (loss) or as a component of comprehensive income (loss) and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•	New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we estimated the net book value of the property damage sustained by the property. In conjunction with our advisors, consultants and insurance adjustors, we determined approximately $29.7 million of the book value of the property was damaged. This estimate is subject to change as more information becomes available and could have a material effect on our financial statements in the future.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Hotel Capital, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotel Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotel Capital, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 21, the accompanying consolidated statements of cash flows for the years ended December 31, 2005 and 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 (May 8, 2006 as to the effects of the material weakness relating to cash flow classifications described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2006

(May 8, 2006 as to Note 21)

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

	2005 (as restated, see Note 21)	2004 (as restated, see Note 21)	2003
Operating Activities:
Net income (loss)	$30,260	$13,333	$(56,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities (including discontinued operations):
Minority interests	7,396	(4,831)	2,895
Deferred income tax expense (benefit)	(407)	2,746	(32,238)
Depreciation and amortization	52,606	61,463	88,174
Amortization of deferred financing costs	2,960	4,447	6,896
Impairment losses on goodwill and hotel property	—	12,675	—
Equity in (earnings) losses of joint ventures	(2,818)	(739)	544
Deferred compensation expense	1,966	4,172	—
Gain on sale of assets	(21,202)	(75,982)	(21,072)
Recognition of deferred and other gains, net	(3,594)	(1,895)	—
Loss on early extinguishment of debt	8,115	19,066	14,847
Mark to market of derivatives included in other income (expenses), net	—	2,691	7,060
Mark to market of derivatives included in interest expense	134	384	3,618
Increase in accounts receivable	(13,597)	(2,583)	(903)
Increase in other assets	(3,425)	(2,407)	(5,021)
Increase (decrease) in accounts payable and accrued expenses	18,062	(40,379)	28,032

Net cash provided by (used in) operating activities	76,456	(7,839)	36,638

Investing Activities:
Proceeds from sale of assets	76,302	156,354	154,549
Distributions from hotel joint ventures	—	15,602	5,775
Acquisition of property and equipment	(158,217)	(125,453)	—
Acquisition of interest in hotel joint venture	(112)	(162)	—
Acquisition of interests in consolidated hotel joint ventures	(285,389)	—	—
Restricted and unrestricted cash acquired	7,399	7,743	—
Issuance of note receivable	—	(1,874)	—
Acquisition of notes receivable	(17,852)	—	—
Escrow deposits	(22,250)	—	—
Decrease (increase) in security deposits related to sale-leasebacks	1,447	(22,600)	—
Insurance proceeds	10,000	—	—
Capital expenditures	(39,427)	(23,385)	(28,367)
(Increase) decrease in restricted cash and cash equivalents	(1,860)	58,704	4,646

Net cash (used in) provided by investing activities	(429,959)	64,929	136,603

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	217,396	251,040	—
Proceeds from issuance of preferred stock, net of offering costs	97,553	—	—
Proceeds from bank credit facility	135,500	90,500	—
Payments on bank credit facility	(163,500)	(36,500)	—
Proceeds from mortgage debt and other debt	422,000	1,208,500	1,170,000
Payments on mortgage debt and other debt	(277,760)	(1,363,097)	(1,130,170)
Financing costs	(6,983)	(33,622)	(30,733)
Distributions to common shareholders	(29,798)	(6,652)	—
Distributions to preferred shareholders	(6,753)	—	—
Distributions to minority interest holders	(8,047)	(2,343)	(87,997)
Distributions to SHC LLC	(37)	(233,956)	—
Distributions to members	—	—	(261,424)
Proceeds from financing obligation	—	—	184,255
Purchase and redemption of convertible mortgage notes	—	—	(37,750)
Redemption of limited partnership units	—	—	(25,068)
Payment of deferred interest on convertible debentures	—	—	(13,384)

Net cash provided by (used in) financing activities	379,571	(126,130)	(232,271)

Effect of translation adjustment on cash	(1,122)	1,674	3,316

Net change in cash and cash equivalents	24,946	(67,366)	(55,714)
Cash and cash equivalents, beginning of year	40,071	107,437	163,151

Cash and cash equivalents, end of year	$65,017	$40,071	$107,437

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. In 2004, SHCI recognized impairment losses on property and equipment of $8,594,000 related to the Schaumburg Marriott due to deteriorating performance and local market conditions. This amount is included in Income from discontinued operations for the year ended December 31, 2004. There was no impairment on property and equipment in 2005 or 2003. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

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

STRATEGIC HOTEL CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

21. RESTATEMENT

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flows for the years ended December 31, 2005 and 2004 should be restated. The 2005 restatement reclassifies $40,102,000 expended for escrow deposits and purchased notes receivable pertaining to hotel and land acquisitions from “net cash provided by operating activities” to “net cash used in investing activities”. The 2004 restatement reclassifies $4,900,000 pertaining to the issuance of a note receivable and investments in our hotels from “net cash used in operating activities” to “net cash provided by investing activities”. The restatements do not affect the total net change in cash and cash equivalents for the years ended December 31, 2005 and 2004, and have no impact on the Company’s consolidated balance sheets as of December 31, 2005 and 2004 and consolidated statements of operations and comprehensive income (loss), the consolidated statements of owners’ equity and the related income (loss) per share amounts as of and for the years then ended.

(Amounts in thousands)	For The Year Ended December 31, 2005
	As Reported	As Restated
Operating Activities:
Increase in other assets	$(43,527)	$(3,425)
Net cash provided by operating activities	36,354	76,456
Investing Activities:
Acquisition of notes receivable	—	(17,852)
Escrow deposits	—	(22,250)
Net cash used in investing activities	(389,857)	(429,959)

(Amounts in thousands)	For The Year Ended December 31, 2004
	As Reported	As Restated
Operating Activities:
Increase in other assets	$(4,281)	$(2,407)
Decrease in accounts payable and accrued expenses	(43,405)	(40,379)
Net cash used in operating activities	(12,739)	(7,839)
Investing Activities:
Acquisition of property and equipment	(122,980)	(125,453)
Issuance of note receivable	—	(1,874)
Capital expenditures	(22,832)	(23,385)
Net cash provided by investing activities	69,829	64,929

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS	AND PROCEDURES (AS RESTATED).

Evaluation of Disclosure Controls and Procedures (as restated)

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report on Form 10-K/A, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective solely because of the material weakness described below.

Subsequent to the filing of our original annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included therein should be restated. We also determined that our consolidated statement of cash flows for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 should be restated. As discussed in Note 21 to the consolidated financial statements, the year end 2005 restatement reclassifies $40,102,000 expended for escrow deposits and purchased notes receivable pertaining to hotel and land acquisition from “net cash provided by operating activities” to “net cash used in investing activities”. The 2004 restatement reclassifies $4,900,000 pertaining to the issuance of a note receivable and investments in our hotels from “net cash used in operating activities” to “net cash provided by investing activities”. The March 31, 2005 quarter end restatement reclassifies $8,000,000 of cash spent for escrow deposits related to a hotel acquisition from “net cash used in investing activities” to “net cash provided by operating activities.” Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 in this Form 10-K/A. These restatements were the result of a material weakness in internal control over financial reporting as the control over the proper classification of the above-described transactions did not operate effectively. Subsequent to the filing of the original Form 10-K and in connection with the preparation of this Form 10-K/A we have implemented additional procedures in the preparation and review of the consolidated cash flow statement and believe as of the filing date of this Form 10-K/A, that we have remediated this weakness and that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting (as revised)

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

Our management assessed the effectiveness of the the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the Fairmont Chicago Hotel, the InterContinental Chicago Hotel and the InterContinental Miami Hotel from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2005, because these hotels were acquired by us during 2005. The total assets and total revenues of the aforementioned hotels represent 33.5% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

In the Company’s original annual report on Form 10-K for the year ended December 31, 2005, filed on March 2, 2006, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Subsequent to the issuance of that original Form 10-K, management identified the following material weakness: the Company’s control over the proper classification of cash flows relating to escrow deposits, purchased notes receivable and investments in the Company’s hotels did not operate effectively as of December 31, 2005. This material weakness resulted in the restatement of the Company’s previously issued financial statements as described more fully in Note 21 to the consolidated financial statements. Solely as a result of this material weakness, management has revised its earlier assessment and has now concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

Deloitte & Touche LLP, an independent registered accounting firm, issued an audit report on management’s revised assessment of internal control over financial reporting. This report appears below.

Changes in internal control over financial reporting (as revised)

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to the date of filing our original Form 10-K we have implemented additional procedures in the preparation and review of the consolidated cash flow statement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Strategic Hotel Capital, Inc.

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that Strategic Hotel Capital, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting (as revised), management excluded from their assessment the internal control over financial reporting at both the InterContinental Chicago Hotel and the InterContinental Miami Hotel, which were acquired on April 1, 2005 and the Fairmont Chicago Hotel, which was acquired on September 1, 2005, and whose combined financial statements reflect total assets and revenue constituting 33.5% and 21.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the InterContinental Chicago Hotel, the InterContinental Miami Hotel or the Fairmont Chicago Hotel. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 2, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its consolidated statements of cash flows contained in the consolidated financial statements for the years ended December 31, 2005 and 2004, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement.

Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment: the Company’s control over the proper classification of cash flows relating to escrow deposits, purchased notes receivable and investments in the Company’s hotels did not operate effectively as of December 31, 2005. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements as described more fully in Note 21 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 (as restated), of the Company and this report does not affect our report on such restated financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), owners’ equity, and cash flows for the year ended December 31, 2005 (as restated), and the financial statement schedule of the Company for the year ended December 31, 2005, and our report dated March 2, 2006 (May 8, 2006 as to Note 21 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2006

(May 8, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

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

Dated: May 8, 2006	STRATEGIC HOTEL CAPITAL, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: May 8, 2006	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ MONTE J. HUBER
Monte J. Huber Vice President, Controller and Treasurer

	By:	/S/ JOHN C. DETERDING
John C. Deterding Chairman

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ MICHAEL W. BRENNAN
Michael W. Brennan Director

By:
Edward C. Coppola Director

	By:	/S/ RICHARD L. FISHER
Richard L. Fisher Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Director

EXHIBIT INDEX

Exhibit Number	Description
3.1.a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-32223) filed on March 18, 2005 and incorporated herein by reference).

3.1.c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-32223) filed on March 18, 2005 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Form 8-A (File No. 1-32223) filed on January 13, 2006 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-112846) filed on February 13, 2004 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment, dated March 15, 2005, to Limited Liability Company Agreement of SHC Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223) filed on February 2, 2006 and incorporated herein by reference).

10.4	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel Capital, L.L.C. and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.5	Form of Lease Agreement (filed as Exhibit 10.3 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.6	Form of Hotel Management Agreement (filed as Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.7	Asset Management Agreement between Strategic Hotel Capital, L.L.C. and SHC DTRS, Inc. (filed as Exhibit 10.5 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.8	Cross-Indemnification Agreement between Strategic Hotel Capital, L.L.C. and Strategic Hotel Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.9	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein (filed as Exhibit 10.7 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.10	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender (filed as Exhibit 10.8 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 18, 2004 and incorporated herein by reference).

10.11	Form of Registration Rights Agreement by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.12	Form of Registration Rights Agreement by and among Strategic Hotel Capital, Inc., WHSHC, L.L.C., W9/WHSHC, L.L.C. I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846) filed on April 9, 2004 and incorporated herein by reference).

10.13+	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.14+	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.15+	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.16+	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.17+	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.18+	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 5, 2005 and incorporated herein by reference).

10.19+	Amended and Restated Employment Agreement by and between Laurence S. Geller and Strategic Hotel Capital, Inc. (filed as Exhibit 10.15 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846) filed on June 8, 2004 and incorporated herein by reference).

10.20+	Amendment No. 1 to Employment Agreement, dated September 30, 2005, by and between the Company and Laurence S. Geller (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No.1-32223) filed on October 5, 2005 and incorporated herein by reference).

10.21+	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, L.L.C. and James E. Mead (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No.1-32223) filed on December 1, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.22+	Severance Agreement, by and between Strategic Hotel Capital, Inc. and James Lyman, dated September 10, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.23+	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No.1-32223) filed on March 7, 2005 and incorporated herein by reference).

10.24	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement, dated as of July 23, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.25	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes, dated as of June 24, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2004 and incorporated herein by reference).

10.26	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223) filed on March 2, 2005 and incorporated herein by reference).

10.27	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 2, 2005 and incorporated herein by reference).

10.28	First Amendment to Credit Agreement, dated as of March 22, 2005, among Strategic Hotel Funding, L.L.C., various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 25, 2005 and incorporated herein by reference).

10.29	First Amendment to Amended and Restated Indenture, dated as of March 22, 2005, among the issuers named therein, LaSalle Bank National Association, as Note Trustee, and German American Capital Corporation, as Noteholder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on March 25, 2005 and incorporated herein by reference).

10.30	Loan Agreement ($128,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between the Borrowers named therein, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

10.31	First Mezzanine Loan Agreement ($45,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine I, LLC and SHC Chopin Plaza Mezzanine I, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

10.32	Second Mezzanine Loan Agreement ($29,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine II, LLC and SHC Chopin Plaza Mezzanine II, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on April 7, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.33	Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on July 19, 2005 and incorporated herein by reference).

10.34	Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic Hotel Funding, L.L.C., various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on July 29, 2005 and incorporated herein by reference).

10.35	Agreement for Sale and Purchase of Hotel dated as of August 24, 2005, by and between SHC Lake Buena Vista II, L.L.C. and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on August 30, 2005 and incorporated herein by reference).

10.36	Amendment to Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.37	Amendment to First Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.38	Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 7, 2005 and incorporated herein by reference).

10.39	Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on September 13, 2005 and incorporated herein by reference).

10.40	Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, L.L.C. and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on October 5, 2005 and incorporated herein by reference).

10.41	Purchase and Sale Agreement, dated as of October 31, 2005, by and among SHC Del Coronado, L.L.C., KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-32223) filed on November 3, 2005 and incorporated herein by reference).

10.42	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

10.43	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

Exhibit Number		Description
10.44		Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, L.L.C. and The Procaccianti Group, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.45		Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.46		Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.47		Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No.1-32223) filed on November 10, 2005 and incorporated herein by reference).

10.48		Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated January 21, 2006 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

10.49		Amendment to Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated February 22, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

10.50		Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

10.51		Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, L.L.C., as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

12.1		Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (filed as Exhibit 12.1 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

14.1		Strategic Hotel Capital, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

21.1		Subsidiaries of Strategic Hotel Capital, Inc. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 1-32223) filed on March 2, 2006 and incorporated herein by reference).

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description
31.2	*	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.