Form 10-Q
period 2006-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2006-05-10
CIK 1057436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                          to

Commission File No. 001-32223

STRATEGIC HOTELS & RESORTS, INC.

(Exact name of registrant as specified in its charter)

Maryland (State of Incorporation) 77 West Wacker Drive, Suite 4600, Chicago, Illinois (Address of Principal Executive Offices)	33-1082757 (I.R.S. Employer Identification No.) 60601 (Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Former name, former address and former fiscal year, if changed since last report:

Former Name: Strategic Hotel Capital, Inc.

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

The number of shares of common stock ($0.01 par value) of the registrant outstanding as of May 10, 2006 was 59,169,542.

EXPLANATORY PARAGRAPH

This quarterly report on Form 10-Q for the period ended March 31, 2006 contains a restatement of the Company’s consolidated statement of cash flows for the three months ended March 31, 2005. Management concluded that $8,000,000 of cash expended for escrow deposits related to a hotel acquisition should have been reported as “net cash used in investing activities” rather than as a reduction of “net cash provided by operating activities.” The restatement does not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005, and has no impact on the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive income or the related income per share amounts. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in Part I, Item 2 of this Form 10-Q. See footnote 17 in the notes to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q for further information relating to the restatement. As discussed in Part II, Item 4 of this Form 10-Q, the Company has also restated the consolidated statements of cash flows for the years ended December 31, 2005 and 2004. In connection with the restatements, management has revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005 and accordingly has updated its prior disclosure concerning the Company’s disclosure controls and procedures contained in its quarterly report of Form 10-Q for the quarterly period ended March 31, 2005 with additional disclosure in Part II, Item 4 of this Form 10-Q. The decision to restate the Company’s statement of cash flows was previously announced in the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on May 3, 2006.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2006	December 31, 2005
Assets
Property and equipment	$1,491,774	$1,300,250
Less accumulated depreciation	(231,452)	(217,695)

Net property and equipment	1,260,322	1,082,555

Goodwill	106,667	66,656
Intangible assets (net of accumulated amortization of $1,529 and $1,340, respectively)	1,940	2,129
Investment in joint ventures	86,491	15,533
Cash and cash equivalents	77,801	65,017
Restricted cash and cash equivalents	23,741	32,115
Accounts receivable (net of allowance for doubtful accounts of $464 and $427, respectively)	46,864	31,286
Deferred financing costs (net of accumulated amortization of $1,377 and $969, respectively)	7,154	7,544
Other assets	89,471	119,687
Insurance recoveries receivable	31,398	25,588

Total assets	$1,731,849	$1,448,110

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$625,710	$633,380
Bank credit facility	30,000	26,000
Accounts payable and accrued expenses	120,664	90,486
Distributions payable	14,654	11,531
Deferred gain on sale of hotels	101,605	99,970

Total liabilities	892,633	861,367
Minority interests in SHR’s operating partnership	11,504	76,030
Minority interests in consolidated hotel joint ventures	11,085	11,616
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,878	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 59,133,344 and 43,878,273 common shares issued and outstanding, respectively)	591	439
Additional paid-in capital	908,839	688,250
Deferred compensation	(5,483)	(1,916)
Accumulated deficit	(239,330)	(241,613)
Accumulated distributions	(70,607)	(53,142)
Accumulated other comprehensive income	14,186	9,526

Total shareholders’ equity	816,627	499,097

Total liabilities and shareholders’ equity	$1,731,849	$1,448,110

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Rooms	$76,799	$55,984
Food and beverage	46,301	34,011
Other hotel operating revenue	14,121	11,983

	137,221	101,978
Lease revenue	3,801	4,071

Total revenues	141,022	106,049

Operating Costs and Expenses:
Rooms	17,993	12,026
Food and beverage	32,486	23,946
Other departmental expenses	37,320	27,582
Management fees	4,003	4,255
Other hotel expenses	18,819	5,683
Lease expense	3,224	3,573
Depreciation and amortization	14,513	9,677
Corporate expenses	5,673	4,757

Total operating costs and expenses	134,031	91,499

Operating income	6,991	14,550

Interest expense	(7,850)	(7,054)
Interest income	1,212	284
Equity in (losses) earnings of joint ventures	(1,619)	402
Other income, net	1,613	1,187

Income before income taxes, minority interests and discontinued operations	347	9,369
Income tax benefit (expense)	2,236	(940)
Minority interest expense in SHR’s operating partnership	(116)	(1,996)
Minority interest expense in consolidated hotel joint ventures	(196)	—

Income from continuing operations	2,271	6,433
Income from discontinued operations	12	666

Net Income	2,283	7,099
Mark to market of derivatives	4,459	1,114
Currency translation adjustment	(26)	830

Comprehensive Income	$6,716	$9,043

Net Income	2,283	7,099
Preferred shareholder dividends	(3,706)	(349)

Net (Loss) Income Available to Common Shareholders	$(1,423)	$6,750

Basic (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.03)	$0.20
Income from discontinued operations per share	0.00	0.02

Net (loss) income available to common shareholders per share	$(0.03)	$0.22

Weighted-average common shares outstanding	46,763	30,247

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.03)	$0.20
Income from discontinued operations per share	0.00	0.02

Net (loss) income available to common shareholders per share	$(0.03)	$0.22

Weighted-average common shares outstanding	46,763	30,357

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2006	2005 (As restated, see note 17)
Operating Activities:
Net income	$2,283	$7,099
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Minority interest expense in SHR’s operating partnership	117	2,203
Minority interest expense in consolidated hotel joint ventures	196	—
Deferred income tax (benefit) expense	(3,597)	1,652
Depreciation and amortization	14,513	10,587
Amortization of deferred financing costs	408	721
Equity in losses (earnings) of joint ventures	1,619	(402)
Deferred compensation expense	832	432
Gain on sale of assets	(13)	—
Recognition of deferred and other gains, net	(699)	(1,142)
Mark to market of derivatives included in interest expense	—	3
Increase in accounts receivable	(15,039)	(2,308)
Increase in other assets	(1,375)	(340)
Increase (decrease) in accounts payable and accrued expenses	13,189	(478)

Net cash provided by operating activities	12,434	18,027

Investing Activities:
Acquisition of hotel property and equipment	(169,702)	(188)
Acquisition of land held for development	(12,027)	—
Acquisition of interest in unconsolidated joint venture	(50,092)	(112)
Escrow deposits	—	(8,000)
Restricted and unrestricted cash acquired	496	—
Cash received from unconsolidated joint venture	921	—
Decrease in security deposits related to sale-leasebacks	2,286	1,110
Capital expenditures	(24,354)	(2,965)
Decrease in restricted cash and cash equivalents	8,129	2,541
Other investing activities	166	—

Net cash used in investing activities	(244,177)	(7,614)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	151,900	—
Proceeds from issuance of preferred stock, net of offering costs	110,878	97,540
Proceeds from bank credit facility	115,000	9,000
Payments on bank credit facility	(111,000)	(63,000)
Payments on mortgage and other debt	(7,670)	(506)
Distributions to common shareholders	(9,782)	(6,743)
Distributions to preferred shareholders	(3,706)	—
Distributions to minority interest holders	(1,840)	(2,069)
Other financing activities	544	(12)

Net cash provided by financing activities	244,324	34,210

Effect of translation adjustment on cash	203	(369)

Net change in cash and cash equivalents	12,784	44,254
Cash and cash equivalents, beginning of period	65,017	40,071

Cash and cash equivalents, end of period	$77,801	$84,325

(Continued)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

(In Thousands)

	Three Months Ended March 31,
	2006	2005 (As restated, see note 17)
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Mark to Market of Derivative Instruments (see notes 2 and 9)	$4,687	$1,460

Present Value of Future Fixed Installments—LaSolana Land Purchase (see note 3)	$10,645	$—

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding (see note 8)	$65,805	$—

Distributions Payable to Common Shareholders (see note 8)	$13,664	$9,691

Distributions Payable to Minority Interest Holders (see notes 7 and 8)	$990	$1,840

New Orleans Property Damage (see note 14)	$3,000	$—

Cash Received (Paid) For:
Interest	$(9,369)	$(5,898)

Income taxes, net of refunds	$29	$(2,164)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company), formerly known as Strategic Hotel Capital, Inc., is a real estate investment trust (REIT) that was formed in January 2004. SHR conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SHC Funding).

SHR acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHR’s portfolio includes 18 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

On June 29, 2004, SHR completed its initial public offering (the IPO) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the IPO, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the IPO, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests, at that time, in seven hotels, and SHR, a public entity with interests in SHC Funding, the operating partnership in an UPREIT structure that held interests, at that time, in the remaining 14 hotels. Contemporaneous with the IPO, SHC Funding became owned by SHR, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHR is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SHC Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC.

Subsequent to the IPO, SHR exercises control over SHC Funding as its managing member and majority membership interest holder and consolidates SHC Funding. SHC LLC prior to the IPO is referred to as SHR’s predecessor.

As of March 31, 2006, SHC Funding owned or leased the following 18 hotels:

1. Fairmont Chicago	10. Marriott Champs Elysees Paris
2. Four Seasons Mexico City	11. Marriott Hamburg
3. Four Seasons Punta Mita Resort	12. Marriott Lincolnshire
4. Four Seasons Washington D.C.	13. Marriott Rancho Las Palmas
5. Hilton Burbank Airport	14. Ritz-Carlton Half Moon Bay
6. Hyatt Regency La Jolla	15. InterContinental Chicago Hotel (consolidated joint venture)
7. Hyatt Regency New Orleans	16. InterContinental Miami Hotel (consolidated joint venture)
8. Hyatt Regency Phoenix	17. InterContinental Prague (unconsolidated joint venture)
9. Loews Santa Monica Beach Hotel	18. Hotel del Coronado (unconsolidated joint venture)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHR and its subsidiaries. At March 31, 2006, SHC Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 35% interest in the joint venture that owns the InterContinental Prague, a 45% interest in the joint venture that owns the Hotel del Coronado, and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At March 31, 2006, SHC Funding also owned 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that SHR’s variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method.

Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation. These adjustments include reclassifying non-income related taxes from income tax expense on the statement of operations to other income, net and reclassifying the Mexican asset tax (which is a variant of income tax) from other income, net to income tax expense.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the Commission) and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. In the opinion of management, the accompanying financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and notes thereto which are included in the Company’s Annual Report on Form 10-K/A.

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

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2006 and December 31, 2005, restricted cash and cash equivalents include $13,744,000 and $20,919,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2006 and December 31, 2005, restricted cash and cash equivalents also included reserves of $9,997,000 and $11,196,000, respectively, required by loan and other agreements.

Per Share Data:

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic (loss) income per share for the three months ended March 31, 2006 and 2005 is computed based on the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed based on the weighted average common shares and restricted stock units (see note 8) deemed outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interests excluding the impact of conversions if they are anti-dilutive. Securities that could potentially dilute basic (loss) income per share in the future that were not included in the computation of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

diluted (loss) income per share for the three months ended March 31, 2006 and 2005, because they would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Restricted stock units	176	—
Conversion of minority interests	1,059	9,316
Conversion of minority interests—option shares	66	86

The following table sets forth the components of the calculation of basic and diluted (loss) income per share for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$2,283	$7,099
Preferred shareholder dividend	(3,706)	(349)

Net (loss) income available to common shareholders used for basic and diluted (loss) income per share	$(1,423)	$6,750

Weighted average common shares—basic	46,763	30,247
Restricted stock units	—	110

Weighted average common shares—diluted	46,763	30,357

Comprehensive Income:

Comprehensive income is a measure of all changes in equity of an enterprise that result from transactions or other economic events during the period other than transactions with shareholders. SHR’s accumulated other comprehensive income results from unrealized gains on foreign currency translation adjustments (CTA) and the mark to market of certain derivative financial instruments.

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative Adjustment	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2006	$4,988	$4,538	$9,526
Mark to market of derivative instruments	4,458	—	4,458
Reclassification to equity in losses of joint ventures	1	—	1
Other CTA activity (non-derivative)	—	(26)	(26)
Adjustment for minority interest ownership in SHC Funding	228	(1)	227

Balance at March 31, 2006	$9,675	$4,511	$14,186

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHR has operations do not recognize REITs under their respective tax laws. Accordingly, SHR will be subject to tax in those jurisdictions. In particular, SHR’s Mexican operation is subject to taxes under the Mexican tax code, which impacts SHR’s current and deferred tax expense.

For the three months ended March 31, 2006 and 2005, income tax benefit (expense) is summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Current tax (expense) benefit:
Europe	$152	$1,646
Mexico	(1,513)	(934)

	(1,361)	712

Deferred tax benefit (expense):
Europe	(316)	(344)
Mexico	(87)	(1,308)
United States	4,000	—

	3,597	(1,652)

Total income tax benefit (expense)	$2,236	$(940)

In the first quarter of 2006, the Company recorded a $4,000,000 deferred tax benefit. The benefit primarily relates to net operating loss carryforwards in our taxable REIT subsidiaries. A significant portion of these carryforwards was generated from expenses associated with the termination of the hotel management agreement with Marriott Hotel Services, Inc. (see note 15).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment, excluding three unconsolidated joint ventures (in thousands):

	March 31, 2006	December 31, 2005
Land	$217,886	$171,486
Land held for development	40,506	—
Leasehold interests	11,633	11,633
Buildings	941,397	866,037
Building improvements	23,965	23,965
Site improvements	15,676	14,197
Furniture, fixtures and equipment	211,315	192,889
Improvements in progress	29,396	20,043

Total property and equipment	1,491,774	1,300,250
Less accumulated depreciation	(231,452)	(217,695)

Net property and equipment	$1,260,322	$1,082,555

Consolidated hotel properties	16	15
Consolidated hotel rooms	7,412	7,213

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount, excluding three unconsolidated joint ventures:

	March 31, 2006	December 31, 2005
Chicago, IL	25.3%	29.3%
Southern California	23.0	26.9
Washington, D.C.	10.6	—
New Orleans, LA	8.7	9.4
Northern California	8.0	9.2
Miami, FL	7.5	8.7
Phoenix, AZ	5.1	6.0

	88.2	89.5
Mexico	11.0	9.6
Paris, France	0.8	0.9

Total	100.0%	100.0%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase of the Four Seasons Washington D.C.

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. with 211 rooms for approximately $169,702,000. The acquisition was funded using available cash as a result of common stock and preferred stock offerings (see note 8).

The following is a summary of the allocation of the purchase price (in thousands):

Land	$44,900
Building	74,500
Site improvements	1,100
Furniture, fixtures and equipment	9,900
Goodwill	40,011
Net working capital	(709)

Total purchase price	$169,702

Pro forma Information

The acquisition of the Four Seasons Washington D.C. described above was accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotel have been consolidated in the financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted (loss) income per share for the three months ended March 31, 2006 and 2005 would have been reported as follows if this acquisition, and the purchase of the 45% interest in the Hotel del Coronado described in note 5, had occurred at the beginning of each of the respective periods (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Total revenue	$146,923	$111,621
Net income	$534	$3,746
Preferred shareholder dividend	$(5,287)	$(2,721)
Net (loss) income available to common shareholders	$(4,753)	$1,025
Net (loss) income available to common shareholders per share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03

Purchase of the LaSolana Hotel and Villas Development Sites

In the fourth quarter of 2005, the Company signed letters of intent to purchase the LaSolana Hotel and Villas development sites adjacent to the Company’s existing Four Seasons Punta Mita Resort for a purchase price of approximately $30,879,000 (including net working capital) plus the assumption of an agreement to pay installments with an estimated present value of $10,645,000 over the next four years. The present value of these installments is included in accounts payable and accrued expenses on the accompanying March 31, 2006 balance sheet. The purchase includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The acquisition consisted of purchasing existing promissory notes totaling $17,852,000 (including accrued interest) as well as the equity interests of $13,027,000 (including acquisition costs). In 2005, the Company purchased the promissory notes and made a refundable deposit of $1,000,000 on the equity investment. This amount aggregating $18,852,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2005. On March 8, 2006, the Company acquired the remaining equity interests to take full ownership and control of the development

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sites. Upon purchase of the remaining equity interests, title to the Hotel Site transferred to the Company and the previously acquired promissory notes were converted to equity. The Company assumed an agreement to purchase the Villa Site for which consideration is expected to be paid in fixed installments (estimated at $13,480,000 with a present value of $10,645,000) over a four-year period. In addition to these installments, additional payments are required (based on a formula in the agreement) upon sale of villa units. There are ongoing negotiations with respect to the nature, timing and amount of the fixed and variable payments and as a result the estimated present value of the fixed installments may change in the future. The estimated present value of the fixed payments, along with the consideration paid for the equity interests, amounts paid for the purchase of the promissory notes in 2005, and capitalized interest related to the development have all been classified as land held for development at an aggregate value of $40,506,000. This amount is included in property and equipment on the consolidated balance sheet as of March 31, 2006.

4. DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On October 7, 2005, SHR sold the Marriott Schaumburg located in Chicago, Illinois for net sales proceeds aggregating $21,482,000. On October 27, 2005, SHR sold the Embassy Suites Lake Buena Vista located in Orlando, Florida for net sales proceeds aggregating $54,820,000. The following is a summary of income from discontinued operations for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Hotel operating revenues	$—	$7,487

Operating costs and expenses	—	5,277
Depreciation and amortization	—	910

Total operating costs and expenses	—	6,187

Operating income	—	1,300
Interest expense	—	(428)
Interest income	—	8
Other expenses, net	—	(7)
Gain on sale of assets	13	—
Minority interests	(1)	(207)

Income from discontinued operations	$12	$666

5. INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

The Company owns a 35% interest in and acts as asset manager for a joint venture that owns the InterContinental Prague. At March 31, 2006 and December 31, 2005, SHR’s investment in the hotel totaled $13,699,000 and $12,886,000, respectively. SHR accounts for the investment using the equity method of accounting. SHR’s equity in (losses) earnings of the joint venture amounted to $(136,000) and $402,000 for the three months ended March 31, 2006 and 2005, respectively. SHR’s equity in (losses) earnings of the InterContinental Prague includes the Company’s 35% joint venture interest, excludes asset management fees earned and includes certain costs, which SHR agreed to pay in full.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the summary statements of operations of SHC Prague InterContinental B.V., which, through its affiliated subsidiaries, owns and operates the InterContinental Prague hotel, for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Total revenues	$6,545	$6,621

Expenses:
Property and other costs	4,569	4,575
Depreciation and amortization	1,518	1,607
Interest expense—affiliates	21	32
Interest expense – bank loan	992	1,023
Other income, net	(499)	(1,587)
Income tax expense	248	148

Total expenses	6,849	5,798
Net (loss) income	$(304)	$823

The following are the summary balance sheets of SHC Prague InterContinental B.V. as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Property and equipment, net	$93,263	$90,438
Goodwill	31,787	30,334
Cash and other assets	22,537	21,907

Total assets	$147,587	$142,679

Bank debt	$83,605	$82,440
Notes payable to affiliates	1,542	1,542
Deferred tax liability	14,623	14,243
Other liabilities	7,387	6,680

Total liabilities	107,157	104,905

Minority interest	1,700	1,631

Total shareholders’ equity	38,730	36,143

Total liabilities and shareholders’ equity	$147,587	$142,679

Investment in the Hotel del Coronado

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Company, through its subsidiaries, paid $71,342,000 (including $21,250,000 of escrow deposits paid in 2005) to fund its investment in the joint venture, which was funded with borrowings under the Company’s $125,000,000 revolving credit facility, and the joint venture refinanced the property with $610,000,000 of proceeds from the mortgage and mezzanine financings discussed below as well as borrowings of $10,500,000 on the bank credit facility. SHR earns fees under an asset management agreement with the joint venture. SHR receives fees amounting to 1% of the ventures’ revenues and 2% of the ventures’ development costs. In

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, SHR earns financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. These fees amounted to $1,326,000 and are included in other income, net on the consolidated statement of operations as of March 31, 2006. The Company accounts for the Ventures using the equity method of accounting.

In connection with the acquisition, the entities entered into partnership agreements, which contain provisions regarding allocations of net income and loss to the partners and the distribution of cash to the partners. These allocations are based on the partners’ pro-rata ownership interests in the Hotel Venture and North Beach Venture.

On January 9, 2006, the Hotel Venture entered into mortgage and mezzanine loans with German American Capital Corporation (GACC), as lender. The principal amount of the loans is $610,000,000 and they accrue interest at LIBOR plus a blended spread of 2.08% per annum (6.83% at March 31, 2006). In addition, the Hotel Venture entered into a $20,000,000 revolving credit facility with GACC that bears interest at LIBOR plus 2.50% per annum. At March 31, 2006, there was no amount outstanding on the revolving credit facility. The mortgage loan is secured by a mortgage on the Hotel del Coronado and the mezzanine loans and revolving credit facility are secured by a pledge of the equity interest held by the borrowers in their subsidiaries.

On January 9, 2006, as required by the loan agreements described above, the Hotel Venture purchased interest rate caps with a LIBOR strike price of 5.00% from January 9, 2006 to January 15, 2008 and 5.50% from January 15, 2008 to January 15, 2009. These caps expire on January 15, 2009. The interest rate caps were purchased with notional amounts covering the entire $630,000,000 of the mortgage and mezzanine loans (including the revolving credit facility).

Concurrently with the purchase of the interest rate caps described above, SHC Funding entered into an agreement to sell a cap with a strike price of 5.00%. This cap expires on January 15, 2009. The interest rate cap was sold with a notional amount of $9,000,000.

Further, on January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.13% at March 31, 2006). At March 31, 2006, there was $9,026,000 outstanding on the construction loan.

At March 31, 2006, SHR’s investment in the Hotel and North Beach Ventures totaled $70,187,000. SHR’s equity in losses of the Ventures amounted to $1,441,000 for the period ended March 31, 2006. This amount includes the Company’s 45% joint venture interest after elimination of asset management fees.

The following is the summary combined statement of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the period from January 9, 2006 through March 31, 2006 (in thousands):

Total revenues	$27,202

Expenses:
Property and other costs	17,995
Depreciation and amortization	2,885
Interest expense	9,781
Other expense, net	267

Total expenses	30,928
Net loss	$(3,726)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of March 31, 2006 (in thousands):

Property and equipment, net	$327,776
Intangible assets, net	49,487
Goodwill	23,401
Deferred financing costs, net	7,894
Cash and other assets	26,949

Total assets	$435,507

Mortgage and other debt	$610,000
Construction loan	9,026
Other liabilities	22,648

Total liabilities	641,674

Total partners’ deficit	(206,167)

Total liabilities and partners’ deficit	$435,507

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At March 31, 2006 and December 31, 2005, SHR’s investment amounted to $2,605,000 and $2,647,000, respectively. SHR’s equity in losses of the joint venture amounted to $42,000 for the three months ended March 31, 2006.

6. INDEBTEDNESS

Bank Credit Facility:

On November 9, 2005, SHC Funding entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous bank credit facility agreement that was entered into on June 29, 2004. The new agreement provides for a $125,000,000 revolving loan and expires November 9, 2009, subject to a one-year extension at the borrower’s option. The initial borrowing base of $125,000,000 is based on a minimum of seven qualified properties (as defined in the agreement). SHR guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% as of March 31, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62,500,000 or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62,500,000. Under the agreement, dividend payments may not exceed 90% of funds from operations, subject to dividend payments to preserve our REIT status. The agreement also requires maintenance of certain other financial covenants, all of which SHC Funding and SHR were in compliance with at March 31, 2006. At March 31, 2006 and December 31, 2005, $30,000,000 and $26,000,000, respectively, was outstanding under this facility and the weighted-average interest rate for the three months ended March 31, 2006 was 5.89%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages and Other Debt Payable:

Mortgages and other debt are summarized as follows (in thousands):

	March 31, 2006	December 31, 2005
Commercial Mortgage-Backed Securities and Mezzanine Debt	$625,710	$626,462
Other Debt	—	6,918

	$625,710	$633,380

Commercial Mortgage-Backed Securities (CMBS) and Mezzanine Debt

On November 9, 2005, subsidiaries of SHR (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with GACC. Initial funding of $220,000,000 was received on November 9, 2005 and secondary draws of up to $130,000,000 are available within twelve months after closing. Proceeds from this financing, together with available cash, were used to retire the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 as described below. The new notes are secured by mortgages on eight hotel properties owned by the Borrowers (carrying amount of $605,181,000 at March 31, 2006). The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest is payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2006 was 5.60%.

On November 9, 2005, as required by the loan agreement described above, the Borrowers purchased an interest rate cap with a LIBOR strike price of 8.50%. This cap expires on November 15, 2007. The interest rate cap was purchased with a notional amount covering the entire $350,000,000 of the CMBS loan.

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $285,492,000 at March 31, 2006) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The CMBS and mezzanine loans mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2006 was 6.50%.

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

Unlike the Company’s swaps described below, the caps owned by SHR as of March 31, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings (see note 9).

On April 15, 2005, the Company executed $150,000,000 in corporate interest rate swap agreements. The agreements effectively fix the interest rate on a portion of the corporate floating rate debt. The aggregate $150,000,000 in swaps was accomplished through five-year swaps of LIBOR into a fixed rate of 4.42% for a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On June 29, 2004, certain subsidiaries (the Subsidiaries) completed two mortgage loan financings with GACC (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000.

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $262,653,000 at March 31, 2006) owned by the Subsidiaries. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule.

On August 24, 2004, the Subsidiaries entered into an Amended and Restated Indenture for the issuance of $275,000,000 of floating rate notes of the Subsidiaries. This new indenture amended and restated the floating rate loan described above, which originally provided for the issuance of $200,000,000 in notes secured by a mortgage on eight of the Subsidiaries’ hotel properties. The new notes were secured by mortgages on nine hotel properties owned by the Subsidiaries, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes had a maturity date of September 9, 2006, subject to three one-year extensions at the Subsidiaries’ option. Interest was payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest were payable.

As required by the floating rate loan agreement, the Subsidiaries purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of July 15, 2006. Originally, an interest rate cap was purchased with a notional amount covering the entire $200,000,000 of the floating rate notes, but the Subsidiaries sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. The fixed rate under this swap agreement is 3.62%. This agreement was effective June 29, 2004 and has an expiration date of June 29, 2007.

As required by the August 24, 2004 Amended and Restated Indenture described above, the Subsidiaries purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

On October 7, 2005 and October 27, 2005, $17,250,000 and $18,865,000 of the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 was repaid as a result of proceeds received from the sales of the Marriott Schaumburg and the Embassy Suites Lake Buena Vista, respectively. The remaining principal balance of $238,885,000 was repaid on November 9, 2005 using the proceeds of the mortgage loan financing described above. In connection with the repayment, SHR sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt.

Both the fixed and floating loan agreements require various cash reserve accounts. At March 31, 2006 and December 31, 2005, these cash reserves aggregate $9,997,000 and $11,196,000, respectively, and are included in restricted cash and cash equivalents in the accompanying consolidated balance sheets.

Other Debt

A subsidiary of SHR had a loan payable to an affiliate of one of SHR’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). Through June 29, 2004, interest accrued at 7% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plus 3.0%. The principal balance outstanding at December 31, 2005 was $6,918,000. This loan was paid off in full during the first quarter of 2006.

The following table summarizes the aggregate maturities for all mortgages and other debt payable as of March 31, 2006 (in thousands):

Years ended December 31,	Amounts
2006 (remainder)	$1,933
2007	3,067
2008	3,209
2009	3,421
2010	425,614
Thereafter	188,466

Total	$625,710

Interest Expense:

For the three months ended March 31, 2006 and 2005, interest expense of $7,850,000 and $7,054,000, respectively, is included in the accompanying consolidated statements of operations. For the three months ended March 31, 2005, interest expense of $428,000 is included in income from discontinued operations in the accompanying consolidated statement of operations. Total interest expense for the three months ended March 31, 2006 includes a reduction of $1,676,000 related to capitalized interest. Total interest expense also includes amortization of deferred financing costs of $408,000 and $721,000 for the three months ended March 31, 2006 and 2005, respectively. The Company paid $9,369,000 and $5,898,000 in cash interest on its outstanding debt for the three months ended March 31, 2006 and 2005, respectively.

7. MINORITY INTERESTS

There are two components to SHR’s minority interests. First, the Company reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Net earnings from these properties attributable to minority interests amounted to $196,000, which is reflected as minority interest expense in consolidated hotel joint ventures in the statement of operations for the three months ended March 31, 2006. Included in distributions payable in the accompanying March 31, 2006 balance sheet is $727,000 payable to minority interests related to the InterContinental Chicago and Miami hotels. Second, minority interest in SHC Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income and other comprehensive income are allocated to minority interests in SHC Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

8. EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2005 (excluding 1,124,927 and 8,366,091 units of SHC Funding outstanding at March 31, 2006 and December 31 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option; and 339,905 and 296,859 restricted stock units at March 31, 2006 and December 31, 2005, respectively—see note 10) (in thousands):

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Outstanding at December 31, 2005	43,878
Common stock issued	8,000
Operating partnership units redeemed for common shares	7,241
Restricted stock units redeemed for common shares	14

Outstanding at March 31, 2006	59,133

Common Stock Offering:

On January 30, 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by the Company (including the over-allotment option issuance) and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX, affiliates of Goldman, Sachs & Co. Goldman Sachs & Co. received approximately $1,996,000 of discounts and commissions related to this transaction. After discounts, commissions and estimated expenses, the Company raised net proceeds of $151,900,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding:

The Company offered all holders of units of non-managing member limited liability company interests in SHC Funding an opportunity to redeem their interests on January 20, 2006 by its waiver of the transfer restrictions in the limited liability company agreement of SHC Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SHC Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. Subsequent to January 20, 2006, holders of an additional 11,574 limited liability interests in SHC Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. After these exchanges, SHR’s ownership share of SHC Funding increased to approximately 98%.

Distributions to Shareholders and Unitholders:

Declaration Date	Distribution Per Share/Unit	Shareholders/Unitholders of Record Date	Date Paid	Amount Paid
December 13, 2005	$ 0.22	December 31, 2005	January 20, 2006	$11,531,000
March 15, 2006	$ 0.23	March 31, 2006	April 20, 2006	$13,927,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock:

On January 31, 2006, SHR completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of $110,878,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

The Series B Preferred Stock have a perpetual life and are not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting March 31, 2006.

Distributions to Preferred Shareholders—Series A:

Declaration Date	Distribution Per Share	Shareholders of Record Date	Date Paid	Amount Paid
March 2, 2006	$0.53125	March 15, 2006	March 31, 2006	$2,125,000

Distributions to Preferred Shareholders—Series B:

Declaration Date	Distribution Per Share	Shareholders of Record Date	Date Paid	Amount Paid
March 2, 2006	$0.34375	March 15, 2006	March 31, 2006	$1,581,000

9. DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR principally manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in interest expense or other income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, other income, net, loss on early extinguishment of debt, or income from discontinued operations as appropriate.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The market values of the Company’s interest rate caps and swaps were as follows (in thousands):

	March 31, 2006	December 31, 2005
Interest rate caps	$(80)	$1
Interest rate swaps	8,881	5,015

Relating to the interest rate caps, the following amounts were recorded (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest expense	$—	$3
Equity in losses of joint ventures	27	—
Other income, net	39	—

10. RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHR issues restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At March 31, 2006, a total of 721,862 RSUs were outstanding with an aggregate value at issuance of $13,000,000. At March 31, 2006, a total of 339,905 RSUs were vested. The Company recorded compensation expense of $832,000 and $432,000 related to RSUs (net of forfeitures) for the three months ended March 31, 2006 and 2005, respectively.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 33.33% per year of service. Contributions by the Company were $70,000 and $53,000 for the three months ended March 31, 2006 and 2005, respectively.

11. RELATED PARTY TRANSACTIONS

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. SHC LLC sold three properties in 2005 and one property in 2006. As a result of the disposition of these properties, the asset management fee was reduced by approximately $2,193,000 annually. As of March 31, 2006, SHC LLC has entered into a purchase and sale agreement for the disposition of one additional property. The asset management fee will further be reduced by $630,000 as a result of this disposition. For the three months ended March 31, 2006 and 2005, SHR recognized approximately $716,000 and $1,250,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other income, net.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by SHR have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is SHR aware of any environmental liability that SHR believes would have a material adverse effect on its business or financial statements.

Litigation:

SHR is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHR does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

13. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of March 31, 2006, SHR’s foreign operations consisted of two Mexican hotel properties, the LaSolana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, a 35% interest in a European joint venture and leasehold interests in each of a French and a German hotel property. The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands).

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$113,300	$80,822
International	27,722	25,227

Total	$141,022	$106,049

	As of March 31, 2006	As of December 31, 2005
Long-lived Assets:
United States	$1,213,648	$1,039,269
International	155,281	112,071

Total	$1,368,929	$1,151,340

14. HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350,000,000 in coverage per loss, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32,685,000; however, the Company is still assessing the impact of the hurricane on the hotel, and the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. A $3,000,000 increase in the property damage was recorded during the first quarter of 2006. As of March 31, 2006, the Company has recorded a net

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixed asset write-off and a corresponding insurance claim receivable for this $32,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

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

The Company has hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company recognizes a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in the Company’s net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through March 31, 2006, the Company has recorded $41,398,000 in insurance recoveries receivable related to property damage and business interruption recoveries, of which $10,000,000 in insurance advances have been collected through December 31, 2005. The Company has collected an additional $20,000,000 in insurance advances subsequent to March 31, 2006. Of the $41,398,000 total receivable recorded, $32,685,000 represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $8,713,000 represents a probable recovery of expenses incurred through March 31, 2006. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in the month of September. In addition, the Company has capitalized interest expense amounting to $1,268,000 for the three months ended March 31, 2006 and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$32,685
Recovery of costs incurred	8,713
Payments received as of March 31, 2006	(10,000)

Insurance recoveries receivable as of March 31, 2006	$31,398

15. TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. The agreement increases the range of options available to the Company with respect to its future plans for the resort. Under the agreement, the Company is required to pay MHS an initial termination fee of $5,000,000 upon termination and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee will not be required if the Company has entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. The Company also agreed to reimburse MHS for severance costs for MHS employees at the resort. The Company recorded a charge of $10,384,000 for the present value of the termination fees and estimated severance costs. This charge was

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded in other hotel expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2006.

16. SUBSEQUENT EVENTS

Hotel Acquisitions:

On April 4, 2006, the Company entered into an agreement to purchase the Westin St. Francis San Francisco for approximately $440,000,000. The acquisition is expected to be financed using mortgage debt, equity, and borrowings on the bank credit facility or some combination thereof and is anticipated to close in the second quarter of 2006.

On May 9, 2006, the Company entered into an agreement with SHC LLC to purchase the Ritz-Carlton Laguna Niguel for approximately $330,000,000 and agreed to assume up to $8,550,000 in debt. The acquisition is expected to be financed using mortgage debt, equity, and borrowings on the bank credit facility or some combination thereof and is anticipated to close in late June or early July of 2006.

Hotel Disposition:

On May 7, 2006, the Company entered into an agreement to sell the Marriott Rancho Las Palmas Resort for approximately $56,000,000. As of March 31, 2006, the net carrying value of the property amounted to $38,813,000 and its related mortgage debt amounted to $11,046,000. The expected gain on sale is approximately $15,500,000 (including estimated closing costs). The sale is anticipated to close in July of 2006.

Preferred Stock Offering:

On April 19, 2006, the Company announced that it had agreed to sell in an underwritten public offering 5,000,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). In light of the information discussed under Item 4. “Controls and Procedures,” the Company and the underwriters expect to terminate the April 19, 2006 offering and the related underwriting agreement.

17. RECLASSIFICATIONS AND RESTATEMENT

Reclassifications:

In the accompanying consolidated statement of cash flows for the three months ended March 31, 2006, SHR classified changes in certain restricted cash balances related to loan and other agreements and security deposits related to sale-leasebacks as investing activities. In the accompanying consolidated statement of cash flows for the three months ended March 31, 2005, SHR reclassified changes in restricted cash balances and security deposits related to sale-leasebacks to be consistent with our 2006 presentation, which resulted in a $4,780,000 increase to investing cash flows, a $3,670,000 decrease to financing cash flows and a $1,110,000 decrease to operating cash flows from the amounts previously reported.

Restatement:

Subsequent to March 31, 2006, management determined that the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 should be restated. Management concluded that $8,000,000 of cash spent for escrow deposits related to a hotel acquisition should have been reported as “net cash used in investing activities” rather than as a reduction of “net cash provided by operating activities.” The restatement does not affect the total net change in cash and cash equivalents for the three months ended March 31, 2005, and has no impact on the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive income or the related income per share amounts.

The following table summarizes the effects of the reclassifications and restatement on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2005:

(Amounts in thousands)	For The Three Months Ended March 31, 2005
	As Reported	As Reclassified	As Restated
Operating Activities:
Increase in other assets	$(7,230)	$(8,340)	$(340)
Net cash provided by operating activities	11,137	10,027	18,027
Investing Activities:
Escrow deposits	—	—	(8,000)
Decrease in security deposits related to sale-leasebacks	—	1,110	1,110
(Increase) decrease in restricted cash and cash equivalents	(1,129)	2,541	2,541
Net cash (used in) provided by investing activities	(4,394)	386	(7,614)
Financing Activities:
Decrease in restricted cash and cash equivalents	3,670	—	—
Net cash provided by financing activities	37,880	34,210	34,210

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note on Forward-Looking Statements

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Some important factors that could cause actual results or outcomes for us to differ materially from these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

Overview

Strategic Hotels & Resorts, Inc., which we refer to herein as SHR or the Company, formerly known as Strategic Hotel Capital, Inc., was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed, beginning with our 2004 tax year, as a REIT under the Internal Revenue Code. On June 29, 2004, we completed our initial public offering (IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels (the Distributed Properties), and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Unaudited Condensed Consolidated Financial Statements—Note 1. General” for the hotel interests owned by us.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SHC Funding), which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 98% of its membership units as of March 31, 2006. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SHC Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2006 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. We sold two properties in 2005. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three months ended March 31, 2006 and 2005.

On April 1, 2005, we purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of approximately $301.0 million and established a new basis of approximately $297.0 million. Our total initial investment was $285.4 million. On September 1, 2005, we purchased the Fairmont Chicago for approximately $158.0 million. On January 9, 2006 we acquired a 45% managing joint venture ownership interest in the Hotel del Coronado for our pro rata share of an agreed upon market value of $745.0 million. On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $169.7 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported comparable operating results throughout the reporting periods being presented. Accordingly, our comparable hotels for purposes of the comparison of 2006 and 2005 do not include the Hyatt New Orleans which was taken out of service in September 2005, the Fairmont Chicago which we purchased in September 2005, the InterContinental Chicago and Miami hotels which we purchased 85% controlling interests in April 2005, the Four Seasons Washington D.C. in which we purchased in March 2006, the Prague InterContinental and the Hotel del Coronado which we account for under the equity method, and all sold properties that are included in discontinued operations. We present these Comparable REIT Asset results because we believe that doing so provides management and the reader with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and the reader in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Comparable REIT Assets or from the remainder of the portfolio.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of (in thousands):

	For the Three Months Ended March 31,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues
Revenues:
Rooms	$76,799	$55,984	54.5%	52.8%	$49,875	$45,529	52.1%	51.5%
Food and beverage	46,301	34,011	32.8%	32.1%	30,423	27,805	31.8%	31.5%
Other hotel operating revenues	14,121	11,983	10.0%	11.3%	11,588	10,987	12.1%	12.4%

	137,221	101,978	97.3%	96.2%	91,886	84,321	96.0%	95.4%
Lease revenue	3,801	4,071	2.7%	3.8%	3,801	4,071	4.0%	4.6%

Total revenues	$141,022	$106,049	100.0%	100.0%	$95,687	$88,392	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services and is also driven by occupancy.

•	Lease revenue. We earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott). Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. As a result of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR,

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room, or Total RevPAR, which includes RevPAR and food and beverage and other hotel revenues per available room.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher room revenues. However, a greater percentage of certain group guests which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services may contribute to a higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 8.9% to $213.71 during the three months ended March 31, 2006 from $196.17 during the three months ended March 31, 2005. With respect to the Comparable REIT Assets, ADR increased by 7.2% to $222.67 for the three months ended March 31, 2006 from $207.73 for the three months ended March 31, 2005.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including (in thousands):

	For the Three Months Ended March 31,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Operating Costs and Expenses	2005 % of Total Operating Costs and Expenses	2006	2005	2006 % of Total Operating Costs and Expenses	2005 % of Total Operating Costs and Expenses
Operating Costs and Expenses:
Rooms	$17,993	$12,026	13.4%	13.1%	$10,296	$9,490	11.8%	12.9%
Food and beverage	32,486	23,946	24.2%	26.2%	21,866	20,322	25.0%	27.7%
Other departmental expenses	37,320	27,582	27.9%	30.1%	25,376	24,185	29.1%	33.0%
Management fees	4,003	4,255	3.0%	4.7%	3,144	2,866	3.6%	3.9%
Other hotel expenses	18,819	5,683	14.0%	6.2%	14,947	4,753	17.1%	6.5%

	110,621	73,492	82.5%	80.3%	75,629	61,616	86.6%	84.0%
Lease expense	3,224	3,573	2.4%	3.9%	3,224	3,573	3.7%	4.9%
Depreciation and amortization	14,513	9,677	10.9%	10.6%	8,475	8,138	9.7%	11.1%
Corporate expenses	5,673	4,757	4.2%	5.2%	—	—	—	—

Total operating costs and expenses	$134,031	$91,499	100.0%	100.0%	$87,328	$73,327	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes. During the first quarter of 2006, other hotel expenses also includes a charge of $10.4 million for the present value of termination fees and estimated severance costs related to the Marriott Rancho Las Palmas Resort, as described on page 24.

•	Lease expense. We recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, restricted stock units plan expense, professional fees, travel expenses and office rent.

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

Recent Trends and Events

Recent Trends. In the first quarter of 2006, the overall economy and the travel industry continued to gain momentum from the recovery that began in 2004 and accelerated in 2005. The improved demand continues to be driven by the business traveler and the strength of the leisure market. For example, with respect to the Comparable REIT Assets, RevPAR increased 8.9% to $167.07 for the three months ended March 31, 2006 from $153.35 for the three months ended March 31, 2005. In response to the decline in hotel operating revenues that began during 2001, we developed a corporate action plan that focused on improving operating efficiencies for our hotels that was well received by the managers of our hotels. Many of these cost-cutting strategies continue to be used by our hotel operators today. These cost-cutting measures have positively impacted the operating margins during the three months ended March 31, 2006 and should continue to have a positive impact on operating results in the future.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

We have comprehensive insurance coverage for both property damage and business interruption providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32.7 million; however, we are still assessing the impact of the hurricane on the hotel, and the actual net book value write-off could vary from this estimate.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration.

To the extent we are entitled to recover incurred expenses under the insurance policies, we recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through March 31, 2006, we have recorded $41.4 million in insurance recoveries receivable related to property damage and business interruption recoveries, of which $10.0 million in insurance advances have been collected through December 31, 2005. We collected an additional $20.0 million in insurance advances subsequent to March 31, 2006. Of the $41.4 million total receivable recorded, $32.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $8.7 million represents a probable recovery of expenses incurred through March 31, 2006.

Common Stock Offering. During the first quarter of 2006, we completed a public offering of common stock at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold byus and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with

Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX. After discounts, commissions and estimated expenses, we raised net proceeds of $151.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

Preferred Stock Offering. On January 31, 2006, we completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, we raised net proceeds of $110.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

On April 19, 2006, we announced that we had agreed to sell in an underwritten public offering 5,000,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). In light of the information discussed under Item 4. “Controls and Procedures,” we and the underwriters expect to terminate the April 19, 2006 offering and the related underwriting agreement.

Hotel Acquisitions. In the fourth quarter of 2005, we signed letters of intent to purchase the LaSolana Hotel and Villa project adjacent to our existing Four Seasons Punta Mita Resort for a purchase price of approximately $30.9 million (including net working capital) plus the assumption of an agreement to pay installments with an estimated present value of $10.6 million over the next four years. The purchase includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The acquisition consisted of purchasing existing promissory notes totaling $17.9 million (including accrued interest) as well as the equity interests of $12.3 million. In 2005, we purchased the promissory notes and made a refundable deposit of $1.0 million on the equity investment. On March 8, 2006, we acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the remaining equity interests, title to the Hotel Site transferred to us and the previously acquired promissory notes were converted to equity. We assumed an agreement to purchase the Villa Site for which consideration is expected to be paid in fixed installments (estimated at $13.5 million with a present value of $10.6 million) over a four-year period. In addition to these installments, additional payments are required (based on a formula in the agreement) upon sale of villa units. There are ongoing negotiations with respect to the nature and timing of the fixed and variable payments and as a result the estimated present value of the fixed installments may change in the future.

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an aggregate agreed-upon market value of $745.0 million. The 679-room Hotel del Coronado is a National Historic Landmark located on 28 acres of beachfront. The property’s amenities include eight restaurants, retailing outlets, two beachfront pools, and 135,000 square feet of combined indoor and outdoor function space. We own the hotel in partnership with KKR and KSL Resorts. An affiliate of KSL continues to manage the property. Our capital commitment is limited to our equity investment equal to approximately $71.3 million. We funded our equity investment in the Hotel del Coronado joint venture through borrowings under our revolving credit facility. The joint venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. We earn fees under an asset management agreement with the joint venture. We receive fees amounting to 1% of the ventures’ revenues and 2% of the ventures’ development costs. In addition, we earn financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. We recognize income of 55% of these fees, representing the percentage of the venture not owned by us. We account for the Hotel Venture and North Beach Venture using the equity method of accounting.

On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $169.7 million. We used proceeds from our common stock and preferred stock offerings described above to acquire this property.

On April 4, 2006, we signed an agreement to purchase the Westin St. Francis San Francisco hotel for approximately $440.0 million. The acquisition, which is expected to close during the second quarter of 2006 remains subject to customary closing conditions.

On May 9, 2006, we entered into an agreement with SHC LLC to purchase the Ritz-Carlton Laguna Niguel for approximately $330.0 million and agreed to assume up to $8.55 million in debt. The acquisition is expected to be financed using mortgage debt, equity, and borrowings on the bank credit facility or some combination thereof and is anticipated to close in late June or early July of 2006.

Sales of Hotels. On May 7, 2006, we entered into an agreement to sell the Marriott Rancho Las Palmas Resort for approximately $56.0 million. The expected gain on sale is approximately $15.5 million (including estimated closing costs). The sale is anticipated to close in July of 2006.

Termination of Management Agreement. During the first quarter of 2006, we reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. The agreement increases the range of options available to us with respect to our future plans for the resort. Under the agreement, we are required to pay MHS an initial termination fee of $5.0 million upon termination and an additional termination fee of $5.0 million in 2009, provided that the additional termination fee will not be required if we have entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. We also agreed to reimburse MHS for severance costs for MHS employees at the resort. We recorded a charge of $10.4 million for the present value of the termination fees and estimated severance costs. This charge was recorded in other hotel expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2006.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SHC Funding. We offered all holders of units of non-managing member limited liability company interests in SHC Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SHC Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SHC Funding redeemed their interests in exchange for an equal number of shares of our common stock. As of March 31, 2006, holders of an additional 11,574 limited liability interests in SHC Funding had redeemed their interests in exchange for an equal number of shares of our common stock. After these exchanges, our ownership share of SHC Funding increased to approximately 98%.

Operating Results

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 27, operating results for the three months ended March 31, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$76,799	$55,984	$20,815	37.2%	$49,875	$45,529	$4,346	9.5%
Food and beverage	46,301	34,011	12,290	36.1%	30,423	27,805	2,618	9.4%
Other hotel operating revenue	14,121	11,983	2,138	17.8%	11,588	10,987	601	5.5%

	137,221	101,978	35,243	34.6%	91,886	84,321	7,565	9.0%
Lease revenue	3,801	4,071	(270)	(6.6)%	3,801	4,071	(270)	(6.6)%

Total revenues	141,022	106,049	34,973	33.0%	95,687	88,392	7,295	8.3%

Operating Costs and Expenses:
Hotel operating expenses	110,621	73,492	37,129	50.5%	75,629	61,616	14,013	22.7%
Lease expense	3,224	3,573	(349)	(9.8)%	3,224	3,573	(349)	(9.8)%
Depreciation and amortization	14,513	9,677	4,836	50.0%	8,475	8,138	337	4.1%
Corporate expenses	5,673	4,757	916	19.3%	—	—	—	—

Total operating costs and expenses	134,031	91,499	42,532	46.5%	87,328	73,327	14,001	19.1%

Operating income	6,991	14,550	(7,559)	(52.0)%	$8,359	$15,065	$(6,706)	(44.5)%

Interest expense, net	(6,638)	(6,770)	132	(1.9)%

Equity in (losses) earnings of joint ventures	(1,619)	402	(2,021)	(502.7)%

Other income, net	1,613	1,187	426	35.9%

Income before income taxes, minority interests and discontinued operations	347	9,369	(9,022)	(96.3)%
Income tax benefit (expense)	2,236	(940)	3,176	(337.9)%
Minority interests	(312)	(1,996)	1,684	(84.4)%

Income from continuing operations	2,271	6,433	(4,162)	(64.7)%
Income from discontinued operations	12	666	(654)	(98.2)%

Net income	$2,283	$7,099	$(4,816)	(67.8)%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$8,359	$15,065	$(6,706)	(44.5)%
Corporate expenses					(5,673)	(4,757)	(916)	19.3%
Corporate depreciation and amortization					(39)	(27)	(12)	44.4%
Non-Comparable REIT Asset operating income					4,344	4,269	75	1.8%

Operating Income					$6,991	$14,550	$(7,559)	(52.0)%

Operating Data (1):
Number of hotels	16	12			11	11
Number of rooms	7,412	5,089			3,893	3,893
RevPAR	$155.83	$140.31	$15.52	11.1%	$167.07	$153.35	$13.72	8.9%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers.

In October 2005, we sold two hotels. The results of operations for these hotels are included in Income from discontinued operations for the three months ended March 31, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 that are included in Income from discontinued operations.

Operating Income. Operating income for the total portfolio decreased $7.6 million, or 52.0%, to $7.0 million for the three months ended March 31, 2006, from $14.6 million for the three months ended March 31, 2005. This decrease in operating income is due to the following events:

(a) a $0.9 million decrease attributable to an increase in corporate expenses as described below;

(b) a $6.7 million decrease attributable to the Comparable REIT Assets as described below (excluding lease expense at the Paris Marriott);

(c) a $4.6 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina;

(d) a $0.9 million decrease attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(e) a $4.6 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005; and

(f) a $0.9 million increase attributable to the Four Seasons Washington D.C., which we purchased in March 2006.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes in hotel operating income of the Comparable REIT Assets for the three months ended March 31, 2006 and 2005, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $35.0 million or 33.0% to $141.0 million for the three months ended March 31, 2006, from $106.0 million for the three months ended March 31, 2005.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $7.3 million, or 8.3%, to $95.7 million for the three months ended March 31, 2006, from $88.4 million for the three months ended March 31, 2005.

Rooms. For the total portfolio, room revenue increased $20.8 million, or 37.2%, to $76.8 million for the three months ended March 31, 2006, from $56.0 million for the three months ended March 31, 2005. RevPAR from our total portfolio for the three months ended March 31, 2006 increased by 11.1% from the three months ended March 31, 2005. The components of RevPAR from our total portfolio for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended March 31,
	2006	2005
Occupancy	72.9%	71.5%
Average daily rate	$213.71	$196.17
RevPAR	$155.83	$140.31

For the Comparable REIT Assets, room revenue increased $4.3 million, or 9.5%, to $49.9 million for the three months ended March 31, 2006, from $45.5 million for the three months ended March 31, 2005. RevPAR from our Comparable REIT Assets for the three months ended March 31, 2006 increased by 8.9% from the three months ended March 31, 2005. The components of RevPAR from our Comparable REIT Assets for the three months ended March 31, 2006 and 2005 are summarized as follows:

	Three Months Ended March 31,
	2006	2005
Occupancy	75.0%	73.8%
Average daily rate	$222.67	$207.73
RevPAR	$167.07	$153.35

The 8.9% increase in RevPAR for the Comparable REIT Assets resulted from a 1.2 percentage-point increase in occupancy and a 7.2% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months include the Burbank Airport Hilton with a 20.3% increase, the Four Seasons Punta Mita with a 17.6% increase, the Ritz Carlton Half Moon Bay with a 19.2% increase and the Hamburg Marriott with a 18.2% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $12.3 million, or 36.1%, to $46.3 million for the three months ended March 31, 2006, from $34.0 million for the three months ended March 31, 2005.

For the Comparable REIT Assets, food and beverage revenue increased $2.6 million, or 9.4%, to $30.4 million for the three months ended March 31, 2006, from $27.8 million for the three months ended March 31, 2005. This increase is primarily driven by the increase of $0.6 million in food and beverage revenue at the Hyatt Regency LaJolla, $0.4 million at the Loews Santa Monica Beach Hotel, $0.8 million at the Ritz Carlton Half Moon Bay, $0.5 million at the Marriott Lincolnshire, $0.3 million at the Four Seasons Mexico City and $0.3 million at the Four Seasons Punta Mita. These increases are partially offset by a decrease of $0.5 million in food and beverage revenue at the Hyatt Regency Phoenix.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $2.1 million, or 17.8% to $14.1 million for the three months ended March 31, 2006, from $12.0 million for the three months ended March 31, 2005.

For the Comparable REIT Assets, other hotel operating revenue increased $0.6 million, or 5.5% to $11.6 million for the three months ended March 31, 2006, from $11.0 million for the three months ended March 31, 2005. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cell phones. On a per occupied room basis, telephone revenues decreased 12.6% during 2006 compared to 2005.

Lease Revenue. For the total portfolio and Comparable REIT Assets, lease revenue decreased $0.3 million, or 6.6% for the three months ended March 31, 2006 as compared to the same period in 2005. Lease revenue for the three months ended March 31, 2006 and 2005 includes lease revenue from the Paris Marriott and Hamburg Marriott.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2006 and 2005, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change($)	Change(%)	2006	2005	Change($)	Change(%)
Hotel operating expenses:
Rooms	$17,993	$12,026	$5,967	49.6%	$10,296	$9,490	$806	8.5%
Food and beverage	32,486	23,946	8,540	35.7%	21,866	20,322	1,544	7.6%
Other departmental expenses	37,320	27,582	9,738	35.3%	25,376	24,185	1,191	4.9%
Management fees	4,003	4,255	(252)	(5.9)%	3,144	2,866	278	9.7%
Other hotel expenses	18,819	5,683	13,136	231.1%	14,947	4,753	10,194	214.5%

Total hotel operating expenses	$110,621	$73,492	$37,129	50.5%	$75,629	$61,616	$14,013	22.7%

For the total portfolio, hotel operating expenses increased $37.1 million, or 50.5% for the three months ended March 31, 2006 as compared to the same period in 2005.

During the first quarter of 2006, we reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. The present value of the termination fees and estimated severance costs aggregate $10.4 million, which was recorded in other hotel expenses in the statement of operations for the three months ended March 31, 2006.

For the Comparable REIT Assets, hotel operating expenses increased $14.0 million, or 22.7% for the three months ended March 31, 2006 as compared to the same period in 2005. The increase in hotel operating expenses is primarily related to the termination fee and estimated severance costs at the Marriott Rancho Las Palmas Resort described above ($10.4 million), increase in salaries, wages and related benefits ($1.8 million), travel agent commissions ($0.2 million), administration and general costs ($0.3 million), food and beverage cost of sales ($0.3 million), utilities ($0.3 million), and repairs and maintenance ($0.1 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense of $3.2 million and $3.6 million, respectively, for the three months ended March 31, 2006 and 2005 includes an offset for the realized portion of the deferred gain of $1.1 million related to the Paris Marriott and the Hamburg Marriott. See note 3—Property and Equipment in the unaudited condensed consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $4.8 million, or 50.0%, for the three months ended March 31, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, depreciation and amortization increased $0.3 million, or 4.1%, for the three months ended March 31, 2006 as compared to the same period in 2005.

Corporate Expenses. Corporate expenses increased by $0.9 million to $5.7 million for the three months ended March 31, 2006 from $4.8 million for the same period in 2005. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $0.9 million is primarily attributable to a $0.4 million increase in compensation expense related to restricted stock units issued and a $0.6 million increase in salary expense due to an increase in the number of employees.

Interest Expense, Net. The $0.1 million decrease in interest expense, net for the three months ended March 31, 2006 as compared to the three months ended 2005 was due to:

•	a $1.7 million increase attributable to higher average borrowings;

•	a $0.7 million decrease due to lower average rates;

•	a $0.2 million decrease in amortization of deferred financing costs; and

•	a $0.9 million increase in interest income.

The components of Interest expense, net for the three months ended March 31, 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Mortgage debt	$(7,523)	$(5,547)
Bank credit facility	(327)	(829)
Amortization of deferred financing costs	(408)	(675)
Mark-to-market of derivative instruments	—	(3)
Interest income	1,212	284
Capitalized interest	408	—

Total interest expense, net	$(6,638)	$(6,770)

The weighted average debt outstanding for the three months ended March 31, 2006 and 2005 amounted to $656.1 million and $500.9 million, respectively, and the weighted average interest rates were 4.54% and 5.09%. At March 31, 2006, including the effect of interest rate swaps, 23.8% of our total debt had variable interest rates and 76.2% had fixed interest rates.

Equity in (Losses) Earnings of Joint Ventures. During the three months ended March 31, 2006 and 2005, we recorded $0.1 million of loss and $0.4 million of income, respectively, in our equity in (losses) earnings of joint ventures related to the InterContinental Prague. The following table presents the components of (losses) earnings resulting from the operations of the InterContinental Prague (in thousands):

	Three Months ended March 31,
	2006	2005
Net (loss) income	$(136)	$402
Depreciation	531	510
Interest	347	359
Current taxes	150	168
Deferred taxes	(50)	(100)

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development. The following table presents the components of earnings resulting from the operations of the Hotel del Coronado (in thousands):

Three Months ended March 31, 2006
Net loss	$(1,441)
Depreciation	1,299
Interest	4,299

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income, net amounted to $1.6 million for the three months ended March 31, 2006 and $1.2 million for the three months ended March 31, 2005. The net change of $0.4 million is primarily attributable to the following factors:

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and one property in 2006. As a result of the disposition of these properties, the asset management fee was reduced by approximately $2.2 million annually. During the three months ended March 31, 2006 and 2005, we recognized $0.7 million and $1.3 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations. On April 7, 2006, SHC LLC signed an agreement to sell another hotel. As a result of this disposition, the annual asset management fee is expected to be reduced by approximately $0.6 million to $2.2 million after the sale is consummated.

•	SHR earns fees under an asset management agreement with the Hotel del Coronado joint venture as follows: a base fee of 1% of gross revenues, an incentive fee equal to 33.34% of the incentive fee earned by the manager of the hotel, a financing fee of 0.325% of the principal amount of debt or equity raised for the joint venture, a sale fee of 0.20% of gross proceeds of the sale of the hotel, and a project management fee of 2% of the total project costs as defined in the agreement. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the period ended March 31, 2006, we recognized $0.2 million in base and project management fees. For the period ended March 31, 2006, we also recognized $1.1 million in financing fees from the joint venture.

•	We had non-income related state, local and franchise taxes of $0.5 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

Income Tax Benefit (Expense). We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, our Mexican operation has performed well and when its operating results are combined with inflationary and foreign exchange effects particular to the Mexican tax code, our tax expense is impacted, driving significant current and deferred tax expense.

For the three months ended March 31, 2006 and 2005, income tax benefit (expense) is summarized as follows (in thousands):

	2006	2005
Current tax (expense) benefit:
Europe	$152	$1,646
Mexico	(1,513)	(934)

	(1,361)	712

Deferred tax benefit (expense):
Europe	(316)	(344)
Mexico	(87)	(1,308)
United States	4,000	—

	3,597	(1,652)

Total income tax benefit (expense)	$2,236	$(940)

In the first quarter of 2006, we recorded a $4.0 million deferred tax benefit primarily relating to net operating loss carryforwards in our taxable REIT subsidiaries. A significant portion of these carryforwards were associated with the termination fee and severance costs associated with the termination of a hotel management agreement with Marriott Hotel Services, Inc.

Minority Interests. We record minority interest income or expense based on the percentage of SHC Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $1.7 million to $0.3 million of expense for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005 primarily due to the redemption of 7.2 million operating partnership units for common shares that occurred in the first quarter.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the three months ended March 31, 2006 and 2005. Income from discontinued operations amounted to $12,000 and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our revolving credit facility described below and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months.

Capital expenditures for the three months ended March 31, 2006 and 2005 amounted to $24.4 million and $3.0 million, respectively. Capital expenditures for the three months ended March 31, 2006 includes $13.5 million to redevelop the Hyatt Regency New Orleans. Included in the 2006 amount is $1.7 million of capitalized interest. For the remainder of the year ended December 31, 2006, we expect to fund hotel FF&E reserve projects of approximately $12.9 million and owner-funded projects of approximately $21.1 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On November 9, 2005, we entered into a new bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125.0 million revolving loan and expires November 9, 2009, subject to a one-year extension at the borrowers’ option. The initial borrowing base is based on a minimum of seven qualified properties (as defined in the agreement). SHR guaranteed the loan and pledged its interest in SHC Funding as collateral for this loan. Certain subsidiaries of SHC Funding also guaranteed the loan and SHC Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% at March 31, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62.5 million or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62.5 million. As of May 10, 2006 there was $52.5 million outstanding under this facility.

Our bank credit facility contains financial and other restrictive covenants. As of March 31, 2006, our ability to borrow under this facility is subject to financial covenants including:

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

As of March 31, 2006, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of March 31, 2006, we had 721,862 restricted stock units outstanding, of which 339,905 were vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2005 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2005	43,878,273	8,366,091	52,244,364
Common stock offering	8,000,000	—	8,000,000
Units converted into common shares	7,241,164	(7,241,164)	—
Restricted stock units redeemed for common shares	13,907	—	13,907

Outstanding at March 31, 2006	59,133,344	1,124,927	60,258,271

Cash Flows

Operating Activities. Net cash provided by operating activities was $12.4 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $18.0 million for the three months ended March 31, 2005. Cash flow from operations decreased primarily because of the decrease in hotel operating income.

Investing Activities. Net cash used in investing activities was $244.2 million for the three months ended March 31, 2006, compared to net used in investing activities of $7.6 million for the three months ended March 31, 2005. The significant investing activities during these periods are summarized below:

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado for approximately $50.1 million in January 2006.

•	We completed our acquisition of the LaSolana Hotel and Villas development sites for approximately $12.0 million in March 2006.

•	We purchased the Four Seasons Washington D.C. for approximately $169.7 million in March 2006.

•	We disbursed $24.4 million and $3.0 million during the three months ended March 31, 2006 and 2005, respectively, related to capital expenditures for renewals, replacements, room renovations and redevelopment of the Hyatt Regency New Orleans in 2006.

Financing Activities. Net cash provided by financing activities was $244.3 million for the three months ended March 31, 2006 compared to net cash provided by financing activities of $34.2 million for the three months ended March 31, 2005. The significant financing activities during these periods are summarized below:

•	In 2006, we received proceeds from issuance of common stock, net of offering costs of $151.9 million.

•	In 2006, we received proceeds from issuance of preferred stock, net of offering costs of $110.9 million and distributed $3.7 million to these preferred shareholders. In 2005, we received proceeds from issuance of preferred stock, net of offering costs of $97.5 million.

•	In 2006, we made net payments on mortgage debt and other debt of $7.7 million.

•	In 2006, we paid quarterly distributions of $0.22 per share amounting to $9.8 million and SHC Funding also paid quarterly distributions of $0.22 per unit to minority interest holders amounting to $1.8 million. In 2005, we paid quarterly distributions of $0.22 per share amounting to $6.7 million and SHC Funding also paid quarterly distributions of $0.22 per unit to minority interest holders amounting to $2.1 million.

•	In 2006, we received net proceeds from the bank credit facility of $4.0 million. In 2005, we made net payments on the bank credit facility of $54.0 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt obligations	$625,710	$1,933	$9,696	$614,081	$—
Interest on long-term debt obligations (1)	167,601	26,547	108,918	32,136	—
Bank credit facility	30,000	—	—	30,000	—
Interest on bank credit facility (1)	8,246	1,325	5,301	1,620	—
Management termination agreement	10,000	5,000	5,000	—	—
Agreement to purchase Villa Site	13,480	1,480	12,000	—	—
Operating lease obligations—ground leases and office space	3,962	316	553	160	2,933
Operating leases—Paris Marriott and Hamburg Marriott	411,340	12,925	51,700	34,467	312,248

Total	$1,270,339	$49,526	$193,168	$712,464	$315,181

(1)	Interest on variable rate debt obligations is calculated based on the variable rates at March 31, 2006.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2006, $13.7 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. We own the hotel in partnership with KKR and KSL Resorts. The joint venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At March 31, 2006, there was no amount outstanding on the revolving credit facility. We account for this investment under the equity method of accounting. At March 31, 2006, our investment in the joint venture amounted to $70.2 million. Our equity in losses of the joint venture is $1.4 million for the three months ended March 31, 2006.

We earn fees under an asset management agreement with the joint venture. We receive fees amounting to 1% of the ventures’ revenues and 2% of the ventures’ development costs. In addition, we earn financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. We recognize income of 55% of these fees, representing the percentage of the venture not owned by us.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At March 31, 2006, there was $9.0 million outstanding on the construction loan.

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2006, our investment in the joint venture amounted to $2.6 million.

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

Under the above-described agreements, we and the GIC RE affiliate formed a joint venture that acquired the 364-room InterContinental Prague in August 1999. At March 31, 2006, our investment in the Prague joint venture was $13.7 million. We account for this investment under the equity method of accounting. Our equity in (losses) earnings of the joint venture, is $(0.1) million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5%. The joint venture has extended the maturity date to July 15, 2007. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($75.9 million based on the foreign exchange rate as of March 31, 2006) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €69.0 million ($83.6 million based on the foreign exchange rate as of March 31, 2006) outstanding under this arrangement at March 31, 2006.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 1. Unaudited Condensed Consolidated Financial Statements—Note 11. Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income (loss) or as a component of comprehensive income (loss) and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•	New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we estimated the net book value of the property damage sustained by the property. In conjunction with our advisors, consultants and insurance adjustors, we initially determined approximately $29.7 million of the book value of the property was damaged. Subsequent to this determination we revised our estimate and have written off an additional $3.0 million of the building’s net book value during the first quarter of 2006. This estimate is subject to change as more information becomes available and could have a material effect on our financial statements in the future.

•	Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the income statement. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business as indicated in the table below. Revenues for hotels in tourist areas, with group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel. Hotel revenues, excluding discontinued operations, by quarter during 2004, 2005 and 2006 were as follows (in thousands):

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
Revenues
2004	$140,058		$144,446		$78,110	(1)	$98,297	(1)
2005	$106,049	(1)	$129,954	(1)	$119,617	(1)	$137,125	(1)
2006	$141,022	(1)

(1)	Quarters subsequent to the second quarter of 2004 exclude the results of the Distributed Properties.

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

New Accounting Standards

We are not aware of any new accounting standards or interpretations that we believe will have a material effect on our financial statements during 2006.

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

Unlike our swaps described below, the caps we own as of March 31, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

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

As of March 31, 2006, our total outstanding mortgages and other debt payable and bank credit facility was approximately $655.7 million, of which approximately $156.0 million, or 23.8%, was variable rate debt. Total variable debt excludes $296.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 97 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.5 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 48 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.8 million annually.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of March 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective solely because of the material weakness described below. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by our quarterly report on Form 10-Q for the quarter ended March 31, 2005, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, as of March 31, 2005, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are not effective solely because of the material weakness described below.

Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in the original Form 10-K should be restated. We also determined that our consolidated statements of cash flows for the quarter ended March 31, 2005 in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 should be restated. The year-end 2005 restatement reclassifies $40,102,000 expended for escrow deposits and purchased notes receivable pertaining to hotel acquisitions from “net cash provided by operating activities” to “net cash used in investing activities”. The 2004 restatement reclassifies $4,900,000 pertaining to the issuance of a note receivable and investments in our hotels from “net cash provided by operating activities” to “net cash used in investing activities”. As discussed in Note 17 to the unaudited condensed consolidated financial statements, the March 31, 2005 quarter end restatement reclassifies $8,000,000 of cash spent for escrow deposits related to a hotel acquisition from “net cash used in investing activities” to “net cash provided by operating activities.” Accordingly, we have restated our 2005 and 2004 consolidated statements of cash flows in our annual report on Form 10-K/A filed on May 8, 2006 and have restated our March 31, 2005 quarter end consolidated statement of cash flows in this Form 10-Q. These restatements were the result of a material weakness in internal control over financial reporting as the control over the proper classification of the above-described transactions did not operate effectively. Subsequent to the filing of the original Form 10-K and in connection with the preparation of this Form 10-Q we have implemented additional procedures in the preparation and review of the consolidated cash flow statement and believe as of the filing date of this Form 10-Q, that we have remediated this weakness and that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the first quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to the date of filing our original Form 10-K for the year ended December 31, 2005, we have implemented additional procedures in the preparation and review of the consolidated cash flow statement.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance.

Item 1A.	RISK FACTORS.

The following risk factor updates the risk factor titled “The termination of or the continued reduction in our fee generated under our asset management agreement with SHC LLC will result in a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders” in our annual report on Form 10-K for the year ended December 31, 2005.

The termination of or the continued reduction in our fee generated under our asset management agreement with SHC LLC will result in a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders.

Our asset management agreement with SHC LLC is terminable by SHC LLC at any time after June 29, 2006 upon 90 days’ notice. Additionally, the annual fee of $5.0 million payable to us under the asset management agreement is reduced after December 31, 2005 to the extent that SHC LLC sells any of its hotels covered by the asset management agreement. SHC LLC recently sold three properties in 2005 and two properties in 2006. As a result of these dispositions, the asset management fee was reduced by approximately $2.8 million annually. We anticipate that in the future SHC LLC will sell other hotels subject to the asset management agreement, which would further decrease our asset management fee. If the asset management agreement is terminated or our fee continues to be reduced, we will experience a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company offered all holders of units of non-managing member limited liability company interests in SHC Funding an opportunity to redeem their interests on January 20, 2006 by its waiver of the transfer restrictions in the limited liability company agreement of SHC Funding. On January 20, 2006, holders of 2,140,038 limited liability interests in SHC Funding covered by Registration Statement on Form S-3 (File No. 333- 126312) redeemed their interests in exchange for an equal number of shares of the Company’s common stock. The redemption transaction was exempt from registration in reliance on Section 4(2) of the Securities Act.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS.

Exhibit No.	Description of Exhibit

3.1	Articles Supplementary filed on January 13, 2006 with the Maryland State Department of Assessments and Taxation relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on January 13, 2006 and incorporated herein by reference).

3.2	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on March 15, 2006 and incorporated herein by reference).

10.1	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 2, 2006 and incorporated herein by reference).

10.2	Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated January 21, 2006 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32223) filed on March 2, 2006 and incorporated herein by reference).

10.3	Amendment to Purchase and Sale Agreement by and between SHC Washington, L.L.C. and Georgetown Plaza Associates LLC, dated February 22, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-32223) filed on March 2, 2006 and incorporated herein by reference).

10.4	Amendment Number 2 to Employment Agreement, dated March 14, 2006, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on March 20, 2006 and incorporated herein by reference).

10.5	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-32223) filed on March 2, 2006 and incorporated herein by reference).

10.6	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-32223) filed on March 2, 2006 and incorporated herein by reference).

•31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•99.1	Forward-Looking Information and Risk Factors

•	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

May 10, 2006	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

May 10, 2006	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer