Form 10-Q
period 2006-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2006-08-07
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Former name, former address and former fiscal year, if changed since last report: N/A

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

The number of shares of common stock ($0.01 par value) of the registrant outstanding as of August 4, 2006 was 75,282,402.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

Part I. Financial Information

Item 1. Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2006	December 31, 2005
Assets
Property and equipment	$1,849,541	$1,300,250
Less accumulated depreciation	(236,145)	(217,695)

Net property and equipment	1,613,396	1,082,555

Goodwill	163,175	66,656
Intangible assets (net of accumulated amortization of $1,908 and $1,340, respectively)	4,761	2,129
Assets held for sale	46,602	—
Investment in joint ventures	89,247	15,533
Cash and cash equivalents	153,915	65,017
Restricted cash and cash equivalents	22,257	32,115
Accounts receivable (net of allowance for doubtful accounts of $446 and $427, respectively)	49,176	31,286
Deferred financing costs (net of accumulated amortization of $1,771 and $969, respectively)	7,666	7,544
Other assets	111,041	119,687
Insurance recoveries receivable	12,702	25,588

Total assets	$2,273,938	$1,448,110

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$699,413	$633,380
Bank credit facility	—	26,000
Liabilities of assets held for sale	18,508	—
Accounts payable and accrued expenses	135,967	90,486
Distributions payable	19,115	11,531
Deferred gain on sale of hotels	106,574	99,970

Total liabilities	979,577	861,367
Minority interests in SHR’s operating partnership	13,289	76,030
Minority interests in consolidated hotel joint ventures	10,494	11,616
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,878	—
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,472	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 75,282,402 and 43,878,273 common shares issued and outstanding, respectively)	753	439
Additional paid-in capital	1,220,689	688,250
Deferred compensation	—	(1,916)
Accumulated deficit	(221,708)	(241,613)
Accumulated distributions	(93,996)	(53,142)
Accumulated other comprehensive income	17,937	9,526

Total shareholders’ equity	1,270,578	499,097

Total liabilities and shareholders’ equity	$2,273,938	$1,448,110

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rooms	$87,700	$65,094	$159,419	$115,793
Food and beverage	53,613	40,414	96,468	70,935
Other hotel operating revenue	14,993	12,020	27,391	21,978

	156,306	117,528	283,278	208,706
Lease revenue	3,968	3,908	7,769	7,979

Total revenues	160,274	121,436	291,047	216,685

Operating Costs and Expenses:
Rooms	21,038	15,579	37,970	26,488
Food and beverage	36,456	27,356	66,142	48,502
Other departmental expenses	38,618	30,506	72,353	54,428
Management fees	5,215	4,227	9,093	8,340
Other hotel expenses	10,176	7,554	18,281	12,636
Lease expense	3,395	3,418	6,619	6,991
Depreciation and amortization	15,487	12,615	29,228	21,612
Corporate expenses	6,916	4,650	12,589	9,407

Total operating costs and expenses	137,301	105,905	252,275	188,404

Operating income	22,973	15,531	38,772	28,281

Interest expense	(7,752)	(9,897)	(15,358)	(16,612)
Interest income	1,294	447	2,476	726
Equity in earnings (losses) of joint ventures	672	1,156	(947)	1,558
Other income, net	1,064	1,723	2,677	2,910

Income before income taxes, minority interests and discontinued operations	18,251	8,960	27,620	16,863
Income tax expense	(1,207)	(1,440)	(2,871)	(2,380)
Minority interest expense in SHR’s operating partnership	(267)	(1,780)	(632)	(3,428)
Minority interest expense in consolidated hotel joint ventures	(593)	—	(789)	—

Income from continuing operations	16,184	5,740	23,328	11,055
Income (loss) from discontinued operations, net of tax and minority interests	1,438	392	(3,423)	2,176

Net Income	17,622	6,132	19,905	13,231
Mark to market of derivatives	4,851	(3,410)	9,310	(2,296)
Currency translation adjustment	(1,161)	1,383	(1,187)	2,213

Comprehensive Income	$21,312	$4,105	$28,028	$13,148

Net Income	17,622	6,132	19,905	13,231
Preferred shareholder dividends	(5,914)	(2,154)	(9,620)	(2,503)

Net Income Available to Common Shareholders	$11,708	$3,978	$10,285	$10,728

Basic Income Per Share:
Income from continuing operations available to common shareholders per share	$0.16	$0.12	$0.23	$0.28
Income (loss) from discontinued operations per share	0.02	0.01	(0.06)	0.07

Net income available to common shareholders per share	$0.18	$0.13	$0.17	$0.35

Weighted-average common shares outstanding	66,187	30,257	60,750	30,247

Diluted Income Per Share:
Income from continuing operations available to common shareholders per share	$0.16	$0.12	$0.23	$0.28
Income (loss) from discontinued operations per share	0.02	0.01	(0.06)	0.07

Net income available to common shareholders per share	$0.18	$0.13	$0.17	$0.35

Weighted-average common shares outstanding	66,387	30,406	60,950	30,395

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$19,905	$13,231
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Minority interest expense in SHR’s operating partnership	408	4,104
Minority interest expense in consolidated hotel joint ventures	789	—
Deferred income tax (benefit) expense	(2,441)	2,168
Depreciation and amortization	30,000	24,812
Amortization of deferred financing costs	820	1,544
Equity in losses (earnings) of joint ventures	947	(1,558)
Deferred compensation expense	1,700	987
Gain on sale of assets	22	—
Recognition of deferred and other gains, net	(1,471)	(1,653)
Mark to market of derivatives included in interest expense	—	39
Increase in accounts and insurance recoveries receivable	(14,586)	(7,152)
Increase (decrease) in other assets	1,785	(1,610)
Increase in accounts payable and accrued expenses	15,584	6,110

Net cash provided by operating activities	53,462	41,022

Investing Activities:
Acquisition of hotel property and equipment	(609,194)	(188)
Acquisition of land held for development	(12,027)	—
Acquisition of interest in unconsolidated joint venture	(50,092)	(112)
Acquisition of interest in consolidated joint venture	—	(285,230)
Escrow deposits	(16,500)	—
Restricted and unrestricted cash acquired	752	(159)
Cash received from unconsolidated joint venture	921	—
Decrease in security deposits related to sale-leasebacks	2,286	—
Insurance proceeds	20,000	—
Capital expenditures	(44,881)	(8,774)
Decrease in restricted cash and cash equivalents	8,458	2,550
Other investing activities	(48)	—

Net cash used in investing activities	(700,325)	(291,913)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	470,180	—
Proceeds from issuance of preferred stock, net of offering costs	249,350	97,540
Proceeds from bank credit facility	187,500	70,000
Payments on bank credit facility	(213,500)	(76,000)
Proceeds from mortgage and other debt	90,000	202,000
Payments on mortgage and other debt	(8,402)	(1,165)
Financing costs	(1,075)	(2,408)
Distributions to common shareholders	(23,446)	(13,457)
Distributions to preferred shareholders	(9,620)	(2,503)
Distributions to holders of minority interests in SHR’s operating partnership	(2,103)	(4,138)
Distributions to holders of minority interests in consolidated joint ventures	(430)	—
Distribution to SHC LLC	—	(37)
Other financing activities	899	—

Net cash provided by financing activities	739,353	269,832

Effect of translation adjustment on cash	899	(927)

Net change in cash and cash equivalents	93,389	18,014
Cash of assets held for sale	(4,491)	—
Cash and cash equivalents, beginning of period	65,017	40,071

Cash and cash equivalents, end of period	$153,915	$58,085

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

(In Thousands)

	Six Months Ended June 30,
	2006	2005
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Mark to Market of Derivative Instruments (see notes 2 and 9)	$9,619	$(3,009)

LaSolana Land Purchase (see note 3)	$17,980	$—

Acquisition of Interests in Consolidated Hotel Joint Ventures
- Investing	$—	$(11,616)

- Financing	$—	$11,616

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding (see note 8)	$66,681	$—

Distributions Payable to Common Shareholders (see note 8)	$17,379	$6,650

Distributions Payable to Holders of Minority Interests in SHR’s Operating Partnership (see notes 7 and 8)	$255	$2,068

Distributions Payable to Holders of Minority Interests in Consolidated Hotel Joint Ventures (see notes 7 and 8)	$1,481	$—

New Orleans Property Damage (see note 14)	$3,000	$—

Cash Paid For:
Interest	$(18,570)	$(15,031)

Income taxes, net of refunds	$(2,277)	$(2,982)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company), formerly known as Strategic Hotel Capital, Inc., is a real estate investment trust (REIT) that was formed in January 2004. SHR conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SH Funding).

SHR acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHR’s portfolio includes 19 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; and Prague, Czech Republic.

On June 29, 2004, SHR completed its initial public offering (the IPO) of common stock by issuing 17,600,000 shares at a price of $14.00 per share. Prior to the IPO, 21 hotel interests were owned by Strategic Hotel Capital, L.L.C. (SHC LLC). Concurrent with the IPO, SHC LLC was restructured into two companies, a new SHC LLC, a privately-held entity, with interests, at that time, in seven hotels, and SHR, a public entity with interests in SH Funding, the operating partnership in an UPREIT structure that held interests, at that time, in the remaining 14 hotels. Contemporaneous with the IPO, SH Funding became owned by SHR, SHC LLC and Strategic Hotel Capital Limited Partnership (SHC LP). For accounting purposes, this transaction is presented as a reverse spin-off whereby SHR is treated as the continuing entity and the assets retained by the new SHC LLC, and not contributed to SH Funding, are accounted for as if they were distributed at their historical carrying value through a spin-off to the new SHC LLC.

Subsequent to the IPO, SHR exercises control over SH Funding as its managing member and majority membership interest holder and consolidates SH Funding. SHC LLC prior to the IPO is referred to as SHR’s predecessor.

As of June 30, 2006, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	10. Marriott Champs Elysees Paris
2. Four Seasons Mexico City	11. Marriott Hamburg
3. Four Seasons Punta Mita Resort	12. Marriott Lincolnshire
4. Four Seasons Washington D.C.	13. Marriott Rancho Las Palmas
5. Hilton Burbank Airport	14. Ritz-Carlton Half Moon Bay
6. Hyatt Regency La Jolla	15. Westin St. Francis
7. Hyatt Regency New Orleans	16. InterContinental Chicago Hotel (consolidated joint venture)
8. Hyatt Regency Phoenix	17. InterContinental Miami Hotel (consolidated joint venture)
9. Loews Santa Monica Beach Hotel	18. InterContinental Prague (unconsolidated joint venture)
19. Hotel del Coronado (unconsolidated joint venture)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHR and its subsidiaries. At June 30, 2006, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 35% interest in the joint venture that owns the InterContinental Prague; a 45% interest in the joint venture that owns the Hotel del Coronado; and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At June 30, 2006, SH Funding also owned 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation. These adjustments include reclassifying non-income related taxes from income tax expense on the statements of operations to other income, net and reclassifying the Mexican asset tax (which is a variant of income tax) from other income, net to income tax expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with purchased or original maturities of three months or less to be cash equivalents. As of June 30, 2006 and December 31, 2005, restricted cash and cash equivalents include $13,008,000 and $20,919,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2006 and December 31, 2005, restricted cash and cash equivalents also included reserves of $9,249,000 and $11,196,000, respectively, required by loan and other agreements.

Per Share Data:

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic income per share for the three and six months ended June 30, 2006 and 2005 is computed based on the weighted average common shares outstanding during each period. Diluted income per share is computed based on the weighted average common shares and restricted stock units (see note 8) deemed outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interests excluding the impact of conversions if they are anti-dilutive. Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share for the three and six months ended June 30, 2006 and 2005, because they would have been anti-dilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Conversion of minority interests	1,026	9,316	1,805	9,316
Conversion of minority interests – option shares	66	86	66	86

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth the components of the calculation of basic and diluted income per share for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$17,622	$6,132	$19,905	$13,231
Preferred shareholder dividend	(5,914)	(2,154)	(9,620)	(2,503)

Net income available to common shareholders used for basic and diluted income per share	$11,708	$3,978	$10,285	$10,728

Weighted average common shares – basic	66,187	30,257	60,750	30,247
Restricted stock units	200	149	200	148

Weighted average common shares - diluted	66,387	30,406	60,950	30,395

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

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative Adjustment	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2006	$4,988	$4,538	$9,526
Mark to market of derivative instruments	9,291	—	9,291
Reclassification to equity in losses of joint ventures	19	—	19
Other CTA activity (non-derivative)	—	(1,187)	(1,187)
Adjustment for minority interest ownership in SH Funding	309	(21)	288

Balance at June 30, 2006	$14,607	$3,330	$17,937

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

For the three and six months ended June 30, 2006 and 2005, income tax expense is summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Current tax benefit (expense):
Europe	$987	$76	$1,139	$1,722
Mexico	(1,238)	(1,000)	(2,751)	(1,934)

	(251)	(924)	(1,612)	(212)

Deferred tax (expense) benefit:
Europe	(330)	(331)	(646)	(675)
Mexico	174	(185)	87	(1,493)
United States	(800)	—	(700)	—

	(956)	(516)	(1,259)	(2,168)

Total income tax expense	$(1,207)	$(1,440)	$(2,871)	$(2,380)

In the first quarter of 2006, the Company recorded a $4,000,000 deferred tax benefit. The benefit primarily relates to net operating loss carryforwards in our taxable REIT subsidiaries. A significant portion of these carryforwards was generated from expenses associated with the termination of the hotel management agreement with Marriott Hotel Services, Inc. (see note 15) and was included in income (loss) from discontinued operations (see note 4). In the second quarter of 2006, SHR was able to utilize a portion of the carryforwards and recorded a deferred tax expense of $1,000,000, of which $800,000 was included in continuing operations and $200,000 was included in income (loss) from discontinued operations As a result, the deferred tax benefit applicable to the United States amounted to $3,000,000 for the six months ended June 30, 2006.

New Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48. Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting the Interpretation.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment, excluding three unconsolidated joint ventures for both periods presented and assets held for sale as of June 30, 2006 (in thousands):

	June 30, 2006	December 31, 2005
Land	$274,648	$171,486
Land held for development	48,199	—
Leasehold improvements	11,633	11,633
Buildings	1,197,460	866,037
Building improvements	23,513	23,965
Site improvements	14,038	14,197
Furniture, fixtures and equipment	237,277	192,889
Improvements in progress	42,773	20,043

Total property and equipment	1,849,541	1,300,250
Less accumulated depreciation	(236,145)	(217,695)

Net property and equipment	$1,613,396	$1,082,555

Consolidated hotel properties	16	15
Consolidated hotel rooms	8,163	7,213

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount, excluding three unconsolidated joint ventures for both periods presented and assets held for sale as of June 30, 2006:

	June 30, 2006	December 31, 2005
Northern California	28.0%	9.2%
Chicago, IL	20.2	29.3
Southern California	15.9	26.9
Washington, D.C.	8.4	—
New Orleans, LA	7.4	9.4
Miami, FL	6.0	8.7
Phoenix, AZ	4.1	6.0

United States	90.0	89.5
Mexico	9.3	9.6
Paris, France	0.7	0.9

Total	100.0%	100.0%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase of the Westin St. Francis

On June 1, 2006, the Company purchased the Westin St. Francis located in San Francisco with 1,195 rooms for $438,846,000. The acquisition was partially funded using available cash as a result of common and preferred stock offerings (see note 8).

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Land	$61,400
Building	287,600
Site improvements	200
Furniture, fixtures and equipment	29,600
Goodwill	56,476
Intangible assets	3,200
Net working capital	370

Total purchase price	$438,846

Purchase of the Four Seasons Washington D.C.

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. with 211 rooms for $169,734,000. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 8).

The following is a summary of the preliminary allocation of the purchase price (in thousands):

Land	$44,900
Building	74,500
Site improvements	1,100
Furniture, fixtures and equipment	9,900
Goodwill	40,043
Net working capital	(709)

Total purchase price	$169,734

Pro forma Information

The acquisitions of the Westin St. Francis and the Four Seasons Washington D.C. described above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the dates of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted income (loss) per share for the three and six months ended June 30, 2006 and 2005 would have been reported as follows if these acquisitions, and the purchase of the 45% interest in the Hotel del Coronado described in Note 5 had occurred at the beginning of each of the respective periods (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	$182,952	$158,309	$349,349	$286,152
Net income	$20,741	$7,284	$12,829	$10,826
Preferred shareholder dividend	$(7,462)	$(7,491)	$(13,935)	$(13,176)
Net income (loss) available to common shareholders	$13,280	$(206)	$9,894	$(2,350)
Net income (loss) available to common shareholders per share:
Basic	$0.20	$(0.01)	$0.16	$(0.08)
Diluted	$0.20	$(0.01)	$0.16	$(0.08)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Purchase of the LaSolana Hotel and Villas Development Sites (LaSolana)

In the fourth quarter of 2005, the Company signed letters of intent to purchase the LaSolana Hotel and Villas development sites adjacent to the Company’s existing Four Seasons Punta Mita Resort for a purchase price of approximately $30,879,000 (including net working capital) plus the assumption of an agreement, which was executed in the first quarter of 2006, to pay installments totaling $13,480,000 over the next four years. The purchase includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The acquisition consisted of purchasing existing promissory notes totaling $17,852,000 (including accrued interest) as well as the equity interests of $13,027,000 (including acquisition costs). In 2005, the Company purchased the promissory notes and made a refundable deposit of $1,000,000 on the equity investment. This amount aggregating $18,852,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2005. On March 8, 2006, the Company acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the remaining equity interests, title to the Hotel Site transferred to the Company and the previously acquired promissory notes were converted to equity. Initially, the Company assumed an agreement to purchase the Villa Site for which consideration was expected to be paid in fixed installments (estimated at $13,480,000) over a four-year period. In addition to these installments, additional payments were required (based on a formula in the agreement) upon sale of villa units. However, there have been ongoing negotiations with respect to the nature, timing and amount of the fixed and variable payments. Those negotiations resulted in termination of the previous agreement. The new agreement requires a single payment of $17,980,000 which is expected to be paid in the third quarter of 2006, with no future obligation to pay any variable amounts upon sale of the villas. The value of this payment is included in accounts payable and accrued expenses on the accompanying consolidated balance sheet as of June 30, 2006. The aggregate purchase price of $48,859,000, excluding the effect of working capital and deferred tax assets acquired, has been recorded in property and equipment as land held for development. At June 30, 2006 land held for development related to LaSolana amounted to $48,199,000. Capitalized interest of $792,000 is included in land held for development related to LaSolana.

Acquisition Agreement

On June 30, 2006, the Company entered into an agreement to acquire the Fairmont Scottsdale Princess hotel for a purchase price of $345,000,000 and an adjacent 10-acre development parcel for $15,000,000. The acquisition, expected to close in the third quarter of 2006, remains subject to contractual closing conditions. The acquisition is expected to be financed using mortgage debt and borrowings on the bank credit facility.

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold or held for sale have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On October 7, 2005, SHR

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

sold the Marriott Schaumburg located in Chicago, Illinois for net sales proceeds aggregating $21,458,000. On October 27, 2005, SHR sold the Embassy Suites Lake Buena Vista located in Orlando, Florida for net sales proceeds aggregating $54,809,000. On May 7, 2006, the Company entered into an agreement to sell the Marriott Rancho Las Palmas Resort for approximately $56,000,000. The property was sold in July 2006 (see note 16). The assets and liabilities of these hotels have been classified as held for sale for all periods presented. Significant components of assets held for sale and liabilities of assets held for sale at June 30, 2006 consist of property and equipment, mortgages and other debt payable and accounts payable and accrued expenses. The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Hotel operating revenues	$8,997	$16,464	$19,247	$34,751

Operating costs and expenses	7,142	13,514	25,427	27,111
Depreciation and amortization	—	1,610	772	3,200

Total operating costs and expenses	7,142	15,124	26,199	30,311

Operating income (loss)	1,855	1,340	(6,952)	4,440
Interest expense	(174)	(824)	(418)	(1,591)
Interest income	16	22	45	35
Other expenses, net	—	(25)	—	(32)
Income tax (expense) benefit	(200)	—	3,700	—
Loss on sale of assets	(35)	—	(22)	—
Minority interests	(24)	(121)	224	(676)

Income (loss) from discontinued operations	$1,438	$392	$(3,423)	$2,176

5.	INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

The Company owns a 35% interest in and acts as asset manager for a joint venture that owns the InterContinental Prague. At June 30, 2006 and December 31, 2005, SHR’s investment in the hotel totaled $15,173,000 and $12,886,000, respectively. SHR accounts for the investment using the equity method of accounting. SHR’s equity in earnings of the joint venture amounted to $316,000 and $1,156,000 for the three months ended June 30, 2006 and 2005, respectively and $180,000 and $1,558,000 for the six months ended June 30, 2006 and 2005, respectively. SHR’s equity in earnings of the InterContinental Prague includes the Company’s 35% joint venture interest, excludes asset management fees earned and includes certain costs, which SHR agreed to pay in full.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following are the summary statements of operations of SHC Prague InterContinental B.V., which, through its affiliated subsidiaries, owns and operates the InterContinental Prague hotel, for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$11,002	$10,070	$17,547	$16,691

Expenses:
Property and other costs	5,870	5,311	10,439	9,886
Depreciation and amortization	1,371	1,530	2,889	3,137
Interest expense - affiliates	11	33	32	65
Interest expense – bank loan	1,058	1,006	2,050	2,029
Other income, net	1,597	(1,602)	1,098	(3,189)
Income tax expense	444	599	692	747

Total expenses	10,351	6,877	17,200	12,675

Net income	$651	$3,193	$347	$4,016

The following are the summary balance sheets of SHC Prague InterContinental B.V. as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Property and equipment, net	$97,279	$90,438
Goodwill	33,442	30,334
Cash and other assets	26,581	21,907

Total assets	$157,302	$142,679

Bank debt	$87,397	$82,440
Notes payable to affiliates	1,542	1,542
Deferred tax liability	15,163	14,243
Other liabilities	8,636	6,680

Total liabilities	112,738	104,905

Minority interests	1,786	1,631

Total shareholders’ equity	42,778	36,143

Total liabilities and shareholders’ equity	$157,302	$142,679

Investment in the Hotel del Coronado

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Company, through its subsidiaries, paid $71,342,000 (including $21,250,000 of escrow deposits paid in 2005) to fund its investment in the joint venture, which was funded with borrowings under the Company’s bank credit facility, and the joint venture refinanced the property with $610,000,000 of proceeds from the mortgage and mezzanine financings discussed below as well as borrowings of $10,500,000 on the bank credit facility. SHR earns fees under an asset management agreement with the joint venture. SHR receives fees amounting to 1% of the ventures’ revenues and 2% of the ventures’ development costs. In addition, SHR earns financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. SHR recognizes income of 55% of these fees,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

representing the percentage of the venture not owned by SHR. These fees amounted to $262,000 and $1,588,000 for the three and six months ended June 30, 2006, respectively, and are included in other income, net on the consolidated statements of operations. The Company accounts for the Ventures using the equity method of accounting.

In connection with the acquisition, the entities entered into partnership agreements, which contain provisions regarding allocations of net income and loss to the partners and the distribution of cash to the partners. These allocations are based on the partners’ pro-rata ownership interests in the Hotel Venture and North Beach Venture.

On January 9, 2006, the Hotel Venture entered into mortgage and mezzanine loans with German American Capital Corporation (GACC), as lender. The principal amount of the loans is $610,000,000 and they accrue interest at LIBOR plus a blended spread of 2.08% per annum (7.28% at June 30, 2006). In addition, the Hotel Venture entered into a $20,000,000 revolving credit facility with GACC that bears interest at LIBOR plus 2.50% per annum (7.70% at June 30, 2006). At June 30, 2006, there was $500,000 outstanding on the revolving credit facility. The mortgage loan is secured by a mortgage on the Hotel del Coronado and the mezzanine loans and revolving credit facility are secured by a pledge of the equity interest held by the borrowers in their subsidiaries.

On January 9, 2006, as required by the loan agreements described above, the Hotel Venture purchased interest rate caps with a LIBOR strike price of 5.00% from January 9, 2006 to January 15, 2008 and 5.50% from January 15, 2008 to January 15, 2009. These caps expire on January 15, 2009. The interest rate caps were purchased with notional amounts covering the entire $630,000,000 of the mortgage and mezzanine loans (including the bank credit facility).

Concurrently with the purchase of the interest rate caps described above, SH Funding entered into an agreement to sell a cap with a strike price of 5.00%. This cap expires on January 15, 2009. The interest rate cap was sold with a notional amount of $9,000,000.

Further, on January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.61% at June 30, 2006). At June 30, 2006, there was $13,037,000 outstanding on the construction loan.

At June 30, 2006, SHR’s investment in the Hotel and North Beach Ventures totaled $71,119,000. SHR’s equity in income (losses) of the Ventures amounted to $5,000 and $(1,436,000) for the three and six months ended June 30, 2006, respectively. This amount includes the Company’s 45% joint venture interest after elimination of asset management fees.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the three months ended June 30, 2006 and for the period from January 9, 2006 to June 30, 2006 (in thousands):

	Three Months Ended June 30, 2006	For the Period From January 9, 2006 to June 30, 2006
Total revenues	$33,904	$61,106

Expenses:
Property and other costs	20,084	38,079
Depreciation and amortization	2,570	5,456
Interest expense	11,191	20,973
Other expense, net	280	546
Deferred income tax expense	150	150

Total expenses	34,275	65,204

Net loss	$(371)	$(4,098)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of June 30, 2006 (in thousands):

Property and equipment, net	$332,545
Intangible assets, net	49,443
Goodwill	23,401
Deferred financing costs, net	7,555
Cash and other assets	30,522

Total assets	$443,466

Mortgage and other debt	$610,500
Construction loan	13,037
Other liabilities	24,481

Total liabilities	648,018

Total partners’ deficit	(204,552)

Total liabilities and partners’ deficit	$443,466

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel that is sold in fractional ownership interests. At June 30, 2006 and December 31, 2005, SHR’s investment amounted to $2,956,000 and $2,647,000, respectively. SHR’s equity in earnings of the joint venture amounted to $351,000 and $309,000 for the three and six months ended June 30, 2006, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

6.	INDEBTEDNESS

Bank Credit Facility:

On November 9, 2005, SH Funding entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This agreement replaced the previous bank credit facility agreement that was entered into on June 29, 2004. The agreement provides for a $125,000,000 revolving loan and expires November 9, 2009, subject to a one-year extension at the borrower’s option. On May 30, 2006, SHR amended the agreement to increase the revolving loan to $150,000,000. The borrowing base of $150,000,000 is based on a minimum of seven qualified properties (as defined in the agreement). SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% as of June 30, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62,500,000 or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62,500,000. Under the agreement, dividend payments may not exceed 90% of funds from operations, subject to dividend payments to preserve our REIT status. The agreement also requires maintenance of certain other financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2006. At June 30, 2006 and December 31, 2005, $0 and $26,000,000, respectively, was outstanding under this facility and the weighted-average interest rate for the six months ended June 30, 2006 was 6.21%.

Mortgages and Other Debt Payable:

Mortgages and other debt are summarized as follows, excluding amounts included in liabilities of assets held for sale (in thousands):

	June 30, 2006	December 31, 2005
Commercial Mortgage-Backed Securities and Mezzanine Debt	$699,413	$626,462
Other Debt	—	6,918

	$699,413	$633,380

Commercial Mortgage-Backed Securities (CMBS) and Mezzanine Debt

On November 9, 2005, subsidiaries of SHR (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with GACC. Initial funding of $220,000,000 was received on November 9, 2005 and a secondary draw of $90,000,000 was received on June 29, 2006. Additional draws up to $40,000,000 are available prior to November 9, 2006 (one year subsequent to closing). Proceeds from the original funding, together with available cash, were used to retire the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 as described below. The new notes are secured by mortgages on eight hotel properties owned by the Borrowers (carrying amount of $606,643,000 at June 30, 2006). The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest is payable monthly at the 30-day LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at June 30, 2006 was 6.05%.

On November 9, 2005, as required by the loan agreement described above, the Borrowers purchased an interest rate cap with a LIBOR strike price of 8.50%. This cap expires on November 15, 2007. The interest rate cap was purchased with a notional amount covering the entire $350,000,000 of the CMBS loan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $282,542,000 at June 30, 2006) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The CMBS and mezzanine loans mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at June 30, 2006 was 6.95%.

On April 1, 2005, as required by the loan agreements described above, the Ventures purchased interest rate caps with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202,000,000 of the CMBS and mezzanine loans.

Concurrently with the purchase of the interest rate caps described above, SH Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold with notional amounts of $202,000,000.

Unlike the Company’s swaps described below, the caps owned by SHR as of June 30, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings (see note 9).

On June 15, 2006, the Company executed a $75,000,000 corporate interest rate swap agreement. This agreement effectively fixes the interest rate on a portion of the corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 5.501%.

On May 26, 2006, the Company traded $100,000,000 in corporate interest rate swap agreements. The agreements, with an effective date of August 15, 2006, will effectively fix the interest rate on a portion of future corporate floating rate debt. The aggregate $100,000,000 in swaps was accomplished through seven-year swaps of LIBOR into a fixed rate of 5.416%.

On June 9, 2006, the Company traded an additional $100,000,000 in corporate interest rate swap agreements. The agreements, with an effective date of August 15, 2006, will effectively fix the interest rate on a portion of future corporate floating rate debt. The aggregate $100,000,000 in swaps was accomplished through five-year swaps of LIBOR into a fixed rate of 5.344%.

During the year ended December 31, 2005, the Company executed $200,000,000 in corporate interest rate swap agreements. The agreements effectively fix the interest rate on a portion of the corporate floating rate debt. The aggregate $200,000,000 in swaps was accomplished through five-year swaps of LIBOR into a fixed rate of 4.42% for a combined notional amount of $75,000,000, seven-year swaps of LIBOR into a fixed rate of 4.59% for a combined notional amount of $75,000,000 and seven-year swaps of LIBOR into a fixed rate of 4.12% for a combined notional amount of $50,000,000.

During the year ended December 31, 2004, certain subsidiaries (the Subsidiaries) completed two mortgage loan financings with GACC (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000.

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $270,393,000 at June 30, 2006) owned by the Subsidiaries. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule. The unamortized principal balance at June 30, 2006 was $202,978,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Both the fixed and floating loan agreements require various cash reserve accounts. At June 30, 2006 and December 31, 2005, these cash reserves aggregate $9,249,000 and $11,196,000, respectively, and are included in restricted cash and cash equivalents in the accompanying consolidated balance sheets.

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

The following table summarizes the aggregate maturities (including extension options) for all mortgages and other debt payable as of June 30, 2006, excluding amounts included in liabilities of assets held for sale (in thousands):

Years ended December 31,	Amounts
2006 (remainder)	$1,201
2007	3,067
2008	3,209
2009	3,421
2010	500,049
Thereafter	188,466

Total	$699,413

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest Expense:

Total interest expense for the three and six months ended June 30, 2006 includes a reduction of $1,811,000 and $3,487,000, respectively, related to capitalized interest. Total interest expense also includes amortization of deferred financing costs of $412,000 and $822,000 for the three months ended June 30, 2006 and 2005, respectively and $820,000 and $1,543,000 for the six months ended June 30, 2006 and 2005, respectively.

7.	MINORITY INTERESTS

There are two components to SHR’s minority interests. First, the Company reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Net earnings from these properties attributable to minority interests amounted to $593,000 and $789,000 for the three and six months ended June 30, 2006, respectively, which is reflected as minority interest expense in consolidated hotel joint ventures in the statements of operations. Included in distributions payable in the accompanying June 30, 2006 balance sheet is $1,481,000 payable to minority interests related to the InterContinental Chicago and Miami hotels. Second, minority interest in SH Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net income and other comprehensive income are allocated to minority interests in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2005 (excluding 1,088,729 and 8,366,091 units of SH Funding outstanding at June 30, 2006 and December 31 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option; and 377,011 and 296,859 restricted stock units at June 30, 2006 and December 31, 2005, respectively – see note 10) (in thousands):

Outstanding at December 31, 2005	43,878
Common stock issued	24,100
Operating partnership units redeemed for common shares	7,277
Restricted stock units redeemed for common shares	27

Outstanding at June 30, 2006	75,282

Common Stock Offerings:

On May 24, 2006, a public offering of common stock was completed at a price of $20.50 per share. The shares consisted of 16,100,000 shares of common stock sold by the Company (including the over-allotment option issuance). After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $318,280,000. These proceeds were used to repay existing indebtedness under the bank credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 30, 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by the Company (including the over-allotment option issuance) and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX, affiliates of Goldman, Sachs & Co. Goldman Sachs & Co. received approximately $1,996,000 of discounts and commissions related to this transaction. After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $151,900,000. These proceeds were used to repay existing indebtedness under the bank credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding:

The Company offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests on January 20, 2006 by its waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. Subsequent to January 20, 2006, holders of an additional 47,772 limited liability interests in SH Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. After these exchanges, SHR’s ownership share of SH Funding increased to approximately 99%.

Distributions to Shareholders and Unitholders:

Declaration Date	Distribution Per Share/Unit	Shareholders/Unitholders of Record Date	Date Paid	Amount Paid
December 13, 2005	$0.22	December 31, 2005	January 20, 2006	$11,531,000
March 15, 2006	$0.23	March 31, 2006	April 20, 2006	$13,927,000
June 9, 2006	$0.23	June 30, 2006	July 10, 2006	$17,634,000

Preferred Stock:

On May 17, 2006, SHR completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $138,472,000. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2006.

On January 31, 2006, SHR completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $110,878,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting March 31, 2006.

Declaration Date	Distribution Per Share	Shareholders of Record Date	Date Paid	Amount Paid
Distributions to Preferred Shareholders – Series A
March 2, 2006	$0.53125	March 15, 2006	March 31, 2006	$2,125,000
June 9, 2006	$0.53125	June 20, 2006	June 30, 2006	$2,125,000

Distributions to Preferred Shareholders – Series B
March 2, 2006	$0.34375	March 15, 2006	March 31, 2006	$1,581,000
June 9, 2006	$0.51563	June 20, 2006	June 30, 2006	$2,372,000

Distributions to Preferred Shareholders – Series C
June 9, 2006	$0.24635	June 20, 2006	June 30, 2006	$1,417,000

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in interest expense or other income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, net, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The market values of the Company’s interest rate caps and swaps were as follows (in thousands):

	June 30, 2006	December 31, 2005
Interest rate caps	$(113)	$1
Interest rate swaps	12,774	5,015

10.	RESTRICTED STOCK UNITS AND OTHER EMPLOYEE MATTERS

SHR issues restricted stock units (RSUs) to certain employees, officers and directors under its 2004 incentive plan (the Plan). RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At June 30, 2006, a total of 720,683 RSUs were outstanding with an aggregate value at issuance of $12,742,000. At June 30, 2006, a total of 377,011 RSUs were vested. The Company recorded compensation expense of $868,000 and $555,000 related to these RSUs (net of forfeitures) for the three months ended June 30, 2006 and 2005, respectively and $1,700,000 and $987,000 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there was $4,903,000 of total unrecognized compensation costs related to nonvested RSUs granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment.” In accordance with the provisions of this standard, the Company’s unrecognized compensation costs have been included in additional paid-in-capital in the accompanying consolidated balance sheet as of June 30, 2006.

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company will match 50% of the first 6% of compensation that an employee elects to defer and this amount vests at 33.33% per year of service. Contributions by the Company were $36,000 and $20,000 for the three months ended June 30, 2006 and 2005, respectively and $107,000 and $73,000 for the six months ended June 30, 2006 and 2005, respectively. The Company modified its defined contribution plan to, among other things, provide for 100% matching of the first 6% of compensation that an employee elects to defer beginning July 1, 2006. These matching contributions will immediately vest. Any discretionary matching contributions will continue to vest at 33.33% per year of service.

11.	RELATED PARTY TRANSACTIONS

The Company has an asset management agreement with SHC LLC, under which the Company manages the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement is for five years, commenced on June 29, 2004 and will renew unless prior written notice is given. In addition, SHC LLC has the right to terminate the agreement if certain events occur. SHC LLC sold three properties in 2005 and two properties in the six months ended June 30, 2006. As a result of the disposition of these properties, the asset management fee was reduced by approximately $2,823,000 annually. For the three months ended June 30, 2006 and 2005, SHR recognized approximately $610,000 and $1,250,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other income, net. For the six months ended June 30, 2006 and 2005, SHR recognized approximately $1,326,000 and $2,500,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other income, net.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Litigation:

SHR is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, SHR does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

13.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of June 30, 2006, SHR’s foreign operations consisted of two Mexican hotel properties, the LaSolana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, a 35% interest in a European joint venture and leasehold interests in each of a French and a German hotel property.

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues (excluding amounts related to discontinued operations):
United States	$138,969	$101,538	$245,821	$175,631
International	21,305	19,898	45,226	41,054

Total	$160,274	$121,436	$291,047	$216,685

	As of June 30, 2006	As of December 31, 2005
Long-lived Assets (excluding assets held for sale):
United States	$1,616,549	$1,039,269
International	164,783	112,071

Total	$1,781,332	$1,151,340

14.	HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate $350,000,000 of coverage, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32,685,000; however, the Company is still assessing the impact of the hurricane on the hotel, and the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. A $3,000,000 increase in the property damage was recorded during the first quarter of 2006. As of June 30, 2006, the Company has recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $32,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

While the Company expects the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

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

Through June 30, 2006, the Company has recorded $42,702,000 in insurance recoveries receivable related to property damage and business interruption. The Company has collected $30,000,000 in insurance proceeds through June 30, 2006, including $10,000,000 collected in 2005. Of the $42,702,000 total receivable recorded, $32,685,000 represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $10,017,000 represents a probable recovery of expenses incurred through June 30, 2006. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in September 2005. In addition, the Company has capitalized interest expense amounting to $1,277,000 and $2,545,000 for the three and six months ended June 30, 2006, respectively, and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$32,685
Recovery of costs incurred	10,017
Proceeds received as of June 30, 2006	(30,000)

Insurance recoveries receivable as of June 30, 2006	$12,702

15.	TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, the Company was required to pay MHS an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee will not be required if the Company has entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. The Company also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. For the six months ended June 30, 2006, the Company recorded a charge of $9,695,000 for the present value of the termination fees and estimated severance and relocation costs. The charges are included in discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2006.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

16.	SUBSEQUENT EVENTS

On July 6, 2006, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan was $220,000,000 which accrues interest at LIBOR plus 0.70%. The loan is secured by, among other things, the Westin St. Francis hotel. Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel.

On July 7, 2006, the Company purchased the Ritz-Carlton Laguna Niguel from SHC LLC for $330,000,000 plus assumed debt of $8,550,000. The acquisition was financed using cash on hand which included proceeds raised through the Company’s recent public offerings of preferred and common stock (see note 8) and mortgage debt proceeds described below. An escrow deposit of $16,500,000 was paid in the second quarter of 2006 related to this acquisition and is included in other assets in the accompanying consolidated balance sheet as of June 30, 2006. As a result of the purchase, the Company’s annual asset management fee from SHC LLC was reduced by approximately $1,474,000 to approximately $703,000.

On July 14, 2006, SHR sold the Marriott Rancho Las Palmas Resort for $56,000,000. Sales proceeds, net of closing costs, exceeded the property’s carrying value by approximately $15,600,000. Upon disposition, the Company paid MHS the initial termination fee of $5,000,000 (see note 15).

On July 28, 2006, the Company entered into an agreement to acquire the Marriott London Grosvenor Square hotel for a purchase price of £103,000,000 ($192,000,000). The acquisition, which is expected to close in the third quarter of 2006, remains subject to customary closing conditions. The acquisition is expected to be financed using mortgage debt and borrowings on the bank credit facility.

On August 3, 2006, the Company purchased a 65.0% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, for $68,800,000. The purchase brings the company’s interest in the entity that owns the property to 100%. Including the assumption of $56,500,000 in debt, the company’s total investment to acquire the 65% interest is $125,300,000. The acquisition was financed using borrowings under the bank credit facility.

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

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 99% of its membership units as of June 30, 2006. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SH Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2006 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. We sold two properties in 2005 and in July 2006 we sold the Marriott Rancho Las Palmas, which we held for sale as of June 30, 2006. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2006 and 2005.

On April 1, 2005, we purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of approximately $301.0 million and established a new basis of approximately $297.0 million. Our total initial investment was $285.4 million. On September 1, 2005, we purchased the Fairmont Chicago for approximately $158.0 million. On January 9, 2006 we acquired a 45% managing joint venture ownership interest in the Hotel del Coronado for our pro rata share of an agreed upon market value of $745.0 million. On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $169.7 million. On June 1, 2006, we purchased the Westin St. Francis hotel for approximately $440.0 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported comparable operating results throughout the reporting periods being presented. Accordingly, our comparable hotels for purposes of the comparison of the three and six months ended June 30, 2006 and 2005 do not include the Hyatt New Orleans which was taken out of service in September 2005, the Fairmont Chicago which we purchased in September 2005, the Four Seasons Washington D.C. which we purchased in March 2006, the Westin St. Francis which we purchased in June 2006, the Prague InterContinental and the Hotel del Coronado which we account for under the equity method, and all sold properties that are included in discontinued operations. Our comparable hotels for purposes of the comparison of the six months ended June 30, 2006 and 2005 also do not include the InterContinental Chicago and Miami hotels, which we purchased 85% controlling interests in April 2005.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of (in thousands):

	For the Six Months Ended June 30,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues
Revenues:
Rooms	$159,419	$115,793	54.8%	53.5%	$87,111	$78,760	51.2%	50.5%
Food and beverage	96,468	70,935	33.1%	32.7%	55,442	50,681	32.6%	32.5%
Other hotel operating revenues	27,391	21,978	9.4%	10.1%	19,690	18,644	11.6%	11.9%

	283,278	208,706	97.3%	96.3%	162,243	148,085	95.4%	94.9%
Lease revenue	7,769	7,979	2.7%	3.7%	7,769	7,979	4.6%	5.1%

Total revenues	$291,047	$216,685	100.0%	100.0%	$170,012	$156,064	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services and is also driven by occupancy.

•	Lease revenue. We earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott). Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. As a result of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR,

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room, or Total RevPAR, which includes RevPAR and food and beverage and other hotel revenues per available room.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher room revenues. However, a greater percentage of certain group guests which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services may contribute to a higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 16.6% to $223.25 during the six months ended June 30, 2006 from $191.49 during the six months ended June 30, 2005. With respect to the Comparable REIT Assets, ADR increased by 9.2% to $228.43 for the six months ended June 30, 2006 from $209.10 for the six months ended June 30, 2005.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including (in thousands):

	For the Six Months Ended June 30,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Operating Costs and Expenses	2005 % of Total Operating Costs and Expenses	2006	2005	2006 % of Total Operating Costs and Expenses	2005 % of Total Operating Costs and Expenses
Operating Costs and Expenses:
Rooms	$37,970	$26,488	15.1%	14.1%	$18,397	$17,015	13.4%	13.0%
Food and beverage	66,142	48,502	26.2%	25.7%	38,430	35,828	28.1%	27.3%
Other departmental expenses	72,353	54,428	28.7%	28.9%	43,563	41,526	31.8%	31.7%
Management fees	9,093	8,340	3.6%	4.4%	5,609	5,683	4.1%	4.3%
Other hotel expenses	18,281	12,636	7.2%	6.7%	8,832	9,137	6.5%	7.0%

	203,839	150,394	80.8%	79.8%	114,831	109,189	83.9%	83.3%
Lease expense	6,619	6,991	2.6%	3.7%	6,619	6,991	4.8%	5.3%
Depreciation and amortization	29,228	21,612	11.6%	11.5%	15,364	15,007	11.3%	11.4%
Corporate expenses	12,589	9,407	5.0%	5.0%	—	—	—	—

Total operating costs and expenses	$252,275	$188,404	100.0%	100.0%	$136,814	$131,187	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

•	Lease expense. We recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, restricted stock units plan expense, professional fees, travel expenses and office rent.

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

Recent Trends and Events

Recent Trends. In the second quarter of 2006, the overall economy and the travel industry continued to gain momentum from the recovery that began in 2004 and accelerated in 2005. The improved demand continues to be driven by the business traveler and the strength of the leisure market. For example, with respect to the Comparable REIT Assets, RevPAR increased 10.7% to $172.02 for the six months ended June 30, 2006 from $155.39 for the six months ended June 30, 2005.

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

We have comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate $350.0 million of coverage, subject to a deductible of approximately $11.0 million. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32.7 million; however, we are still assessing the impact of the hurricane on the hotel, and the actual net book value write-off could vary from this estimate.

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

Through June 30, 2006, we have recorded $42.7 million in insurance recoveries receivable related to property damage and business interruption recoveries. We have collected $30.0 million in insurance proceeds through June 30, 2006, including $10.0 million collected in 2005. Of the $42.7 million total receivable recorded, $32.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $10.0 million represents a probable recovery of expenses incurred through June 30, 2006.

Common Stock Offering. During the first quarter of 2006, we completed a public offering of common stock at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by us and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $151.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

On May 24, 2006, we completed a public offering of 16,100,000 shares of common stock at a price of $20.50 per share. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $318.3 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisitions of the Westin St. Francis and Ritz-Carlton Laguna Niguel and for general corporate purposes.

Preferred Stock Offering. On January 31, 2006, we completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, we raised net proceeds of approximately $110.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

On May 17, 2006, we completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, we raised net proceeds of approximately $138.5 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisitions of the Westin St. Francis and Ritz-Carlton Laguna Niguel and for general corporate purposes.

Hotel Acquisitions. In the fourth quarter of 2005, we signed letters of intent to purchase the LaSolana Hotel and Villa project adjacent to our existing Four Seasons Punta Mita Resort for a purchase price of approximately $30.9 million (including net working capital) plus the assumption of an agreement, which was executed in the first quarter of 2006, to pay installments totaling $13.5 million over the next four years. The purchase includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The acquisition consisted of purchasing existing promissory notes totaling $17.9 million (including accrued interest) as well as the equity interests of $13.0 million (including acquisition costs). In 2005, we purchased the promissory notes and made a refundable deposit of $1.0 million on the equity investment. On March 8, 2006, we acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the remaining equity interests, title to the Hotel Site transferred to us and the previously acquired promissory notes were converted to equity. Initially, we assumed an agreement to purchase the Villa Site for which consideration was expected to be paid in fixed installments (estimated at $13.5 million) over a four-year period. In addition to these installments, additional payments were required (based on a formula in the agreement) upon sale of villa units. However, there have been ongoing negotiations with respect to the nature and timing of the fixed and variable payments. Those negotiations, resulted in termination of the previous agreement. The new agreement requires a single payment of $18.0 million, expected to be paid in the third quarter of 2006, with no future obligation to pay any variable amounts upon sale of the villas.

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

On June 1, 2006, we purchased the Westin St. Francis San Francisco hotel for approximately $438.8 million. We used proceeds from our common and preferred stock offerings described above to acquire this property. On July 6, 2006, a subsidiary of SHR entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan was $220.0 million and accrues interest at LIBOR plus 0.70%. The loan is secured by, among other things, the Westin St. Francis hotel. Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel.

On July 7, 2006, we purchased the Ritz-Carlton Laguna Niguel from SHC LLC for approximately $330.0 million and agreed to assume up to $8.6 million in debt. We used proceeds from our common and preferred stock offerings described above to acquire this property as well as proceeds from a mortgage debt financing secured by the Westin St. Francis.

On June 30, 2006 we entered into an agreement to purchase the Fairmont Scottsdale Princess hotel for approximately $345.0 million and an adjacent development land parcel for $15.0 million. The acquisition is expected to be financed using mortgage debt and borrowings on the bank credit facility and is anticipated to close in September 2006.

On July 28, 2006, we entered into an agreement to acquire the Marriott London Grosvenor Square hotel for a purchase price of £103.0 million ($192.0 million). The acquisition, which is expected to close in the third quarter of 2006, remains subject to customary closing conditions. The acquisition is expected to be financed using mortgage debt and borrowings on the bank credit facility.

On August 3, 2006, we purchased a 65.0% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, for $68.8 million. The purchase brings our interest in the entity that owns the property to 100%. Including the assumption of $56.5 million in debt, our total investment to acquire the 65% interest is $125.3 million. The acquisition was financed using borrowings under the bank credit facility.

Sales of Hotels. On July 14, 2006, we sold the Marriott Rancho Las Palmas Resort for approximately $56.0 million. The expected gain on sale is approximately $15.6 million (including estimated closing costs).

Termination of Management Agreement. During the first quarter of 2006, we reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, we are required to pay MHS an initial termination fee of $5.0 million upon termination, which was paid in July 2006, and an additional termination fee of $5.0 million in 2009, provided that the additional termination fee will not be required if we have entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. We also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. We recorded a charge of $9.7 million for the present value of the termination fees and estimated severance and relocation costs. This charge is included in income (loss) from discontinued operations in the accompanying consolidated statement of operations for the six months ended June 30, 2006.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding. We offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of our common stock. As of June 30, 2006, holders of an additional 47,772 limited liability interests in SH Funding had redeemed their interests in exchange for an equal number of shares of our common stock. After these exchanges, our ownership share of SH Funding increased to approximately 99%.

Operating Results

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the three months ended June 30, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$87,700	$65,094	$22,606	34.7%	$62,350	$56,436	$5,914	10.5%
Food and beverage	53,613	40,414	13,199	32.7%	39,029	35,985	3,044	8.5%
Other hotel operating revenue	14,993	12,020	2,973	24.7%	11,045	10,807	238	2.2%

	156,306	117,528	38,778	33.0%	112,424	103,228	9,196	8.9%
Lease revenue	3,968	3,908	60	1.5%	3,968	3,908	60	1.5%

Total revenues	160,274	121,436	38,838	32.0%	116,392	107,136	9,256	8.6%

Operating Costs and Expenses:
Hotel operating expenses	111,503	85,222	26,281	30.8%	78,141	74,978	3,163	4.2%
Lease expense	3,395	3,418	(23)	(0.7)%	3,395	3,418	(23)	(0.7)%
Depreciation and amortization	15,487	12,615	2,872	22.8%	11,355	11,084	271	2.4%
Corporate expenses	6,916	4,650	2,266	48.7%	—	—	—	—

Total operating costs and expenses	137,301	105,905	31,396	29.6%	92,891	89,480	3,411	3.8%

Operating income	22,973	15,531	7,442	47.9%	$23,501	$17,656	$5,845	33.1%

Interest expense, net	(6,458)	(9,450)	2,992	(31.7)%
Equity in earnings of joint ventures	672	1,156	(484)	(41.9)%
Other income, net	1,064	1,723	(659)	(38.2)%

Income before income taxes, minority interests and discontinued operations	18,251	8,960	9,291	103.7%
Income tax expense	(1,207)	(1,440)	233	(16.2)%
Minority interests	(860)	(1,780)	920	(51.7)%

Income from continuing operations	16,184	5,740	10,444	182.0%
Income from discontinued operations, net of tax and minority interests	1,438	392	1,046	266.8%

Net income	$17,622	$6,132	$11,490	187.4%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$23,501	$17,656	$5,845	33.1%
Corporate expenses					(6,916)	(4,650)	(2,266)	48.7%
Corporate depreciation and amortization					(48)	(37)	(11)	29.7%
Non-Comparable REIT Asset operating income					6,436	2,562	3,874	151.2%

Operating Income					$22,973	$15,531	$7,442	47.9%

Operating Data (1):
Number of hotels	16	13			12	12
Number of rooms	8,163	6,077			4,882	4,882
RevPAR	$177.45	$136.41	$41.04	30.1%	$167.44	$150.05	$17.39	11.6%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers.

In October 2005, we sold two hotels and in July 2006, we sold one hotel. The results of operations for these hotels are included in Income from discontinued operations for the three months ended June 30, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2006 that are included in Income from discontinued operations.

Operating Income. Operating income for the total portfolio increased $7.4 million, or 47.9%, to $23.0 million for the three months ended June 30, 2006, from $15.5 million for the three months ended June 30, 2005. This increase in operating income is primarily due to the following:

(a) a $5.8 million increase attributable to the Comparable REIT Assets as described below;

(b) a $1.5 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(c) a $2.9 million increase attributable to the Four Seasons Washington D.C., which we purchased March 1, 2006; and

(d) a $3.4 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(e) a $2.3 million decrease attributable to an increase in corporate expenses as described below; and

(f) a $3.7 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina;

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes in hotel operating income of the Comparable REIT Assets for the three months ended June 30, 2006 and 2005, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $38.8 million or 32.0% to $160.3 million for the three months ended June 30, 2006, from $121.4 million for the three months ended June 30, 2005.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $9.3 million, or 8.6%, to $116.4 million for the three months ended June 30, 2006, from $107.1 million for the three months ended June 30, 2005.

Rooms. For the total portfolio, room revenue increased $22.6 million, or 34.7%, to $87.7 million for the three months ended June 30, 2006, from $65.1 million for the three months ended June 30, 2005. RevPAR from our total portfolio excluding leased properties for the three months ended June 30, 2006 increased by 32.3% from the three months ended June 30, 2005. The components of RevPAR from our total portfolio excluding leased properties for the three months ended June 30, 2006 and 2005 are summarized as follows:

	Three Months Ended June 30,
	2006	2005
Occupancy	76.0%	71.8%
Average daily rate	$223.26	$178.54
RevPAR	$169.70	$128.24

For the Comparable REIT Assets, room revenue increased $5.9 million, or 10.5%, to $62.4 million for the three months ended June 30, 2006, from $56.4 million for the three months ended June 30, 2005. RevPAR from our Comparable REIT Assets excluding leased properties for the three months ended June 30, 2006 increased by 10.8% from the three months ended June 30, 2005. The components of RevPAR from our Comparable REIT Assets excluding leased properties for the three months ended June 30, 2006 and 2005 are summarized as follows:

	Three Months Ended June 30,
	2006	2005
Occupancy	74.7%	75.1%
Average daily rate	$209.15	$188.01
RevPAR	$156.32	$141.14

The 10.8% increase in RevPAR for the Comparable REIT Assets excluding leased properties resulted from a 0.3 percentage-point decrease in occupancy and a 11.2% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months include the Loews Santa Monica Beach Hotel with a 11.4% increase, the Four Seasons Punta Mita with a 22.9% increase, and the InterContinental Chicago with a 14.8% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $13.2 million, or 32.7%, to $53.6 million for the three months ended June 30, 2006, from $40.4 million for the three months ended June 30, 2005.

For the Comparable REIT Assets, food and beverage revenue increased $3.0 million, or 8.5%, to $39.0 million for the three months ended June 30, 2006, from $36.0 million for the three months ended June 30, 2005. This increase is primarily driven by the increase of $0.8 million in food and beverage revenue at the InterContinental Chicago, $0.7 million at the Hyatt Regency Phoenix, $0.8 million at the Ritz Carlton Half Moon Bay and $0.7 million at the Marriott Lincolnshire. These increases are partially offset by a decrease of $0.2 million in food and beverage revenue at the Four Seasons Punta Mita.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $3.0 million, or 24.7% to $15.0 million for the three months ended June 30, 2006, from $12.0 million for the three months ended June 30, 2005.

For the Comparable REIT Assets, other hotel operating revenue increased $0.2 million, or 2.2% to $11.0 million for the three months ended June 30, 2006, from $10.8 million for the three months ended June 30, 2005.

Lease Revenue. For the total portfolio and Comparable REIT Assets, lease revenue increased $0.1 million, or 1.5% for the three months ended June 30, 2006 as compared to the same period in 2005. Lease revenue for the three months ended June 30, 2006 and 2005 includes lease revenue from the Paris Marriott and Hamburg Marriott.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2006 and 2005, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change($)	Change(%)	2006	2005	Change($)	Change(%)
Hotel operating expenses:
Rooms	$21,038	$15,579	$5,459	35.0%	$14,342	$13,165	$1,177	8.9%
Food and beverage	36,456	27,356	9,100	33.3%	25,785	24,278	1,507	6.2%
Other departmental expenses	38,618	30,506	8,112	26.6%	28,409	27,175	1,234	4.5%
Management fees	5,215	4,227	988	23.4%	3,382	3,597	(215)	(6.0)%
Other hotel expenses	10,176	7,554	2,622	34.7%	6,223	6,763	(540)	(8.0)%

Total hotel operating expenses	$111,503	$85,222	$26,281	30.8%	$78,141	$74,978	$3,163	4.2%

For the total portfolio, hotel operating expenses increased $26.3 million, or 30.8% for the three months ended June 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, hotel operating expenses increased $3.2 million, or 4.2% for the three months ended June 30, 2006 as compared to the same period in 2005. The increase in hotel operating expenses is primarily related to increase in salaries, wages and related benefits ($2.4 million), travel agent commissions ($0.3 million), administration and general costs ($0.2 million), and utilities ($0.3 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense of $3.4 million for the three months ended June 30, 2006 and 2005 includes an offset for the realized portion of the deferred gain of $1.1 million related to the Paris Marriott and the Hamburg Marriott. See note 3—Property and Equipment in the unaudited condensed consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $2.9 million, or 22.8%, for the three months ended June 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, depreciation and amortization increased $0.3 million, or 2.4%, for the three months ended June 30, 2006 as compared to the same period in 2005.

Corporate Expenses. Corporate expenses increased by $2.3 million to $6.9 million for the three months ended June 30, 2006 from $4.7 million for the same period in 2005. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $2.3 million is primarily attributable to a $0.3 million increase in compensation expense related to restricted stock units issued, a $0.5 million increase related to severance expense, $0.2 million related to terminated acquisition costs and a $1.0 million increase in payroll expenses primarily due to an increase in the number of employees.

Interest Expense, Net. The $3.0 million decrease in interest expense, net for the three months ended June 30, 2006 as compared to the three months ended 2005 was primarily due to:

•	a $0.6 million decrease attributable to lower average borrowings;

•	a $0.5 million increase due to higher average rates;

•	a $1.7 million increase in capitalized interest;

•	a $0.3 million decrease in amortization of deferred financing costs; and

•	a $0.8 million increase in interest income.

The components of Interest expense, net for the three months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Mortgage debt	$(8,787)	$(8,383)
Bank credit facility	(371)	(865)
Amortization of deferred financing costs	(405)	(750)
Mark-to-market of derivative instruments	—	(33)
Interest income	1,294	447
Capitalized interest	1,811	134

Total interest expense, net	$(6,458)	$(9,450)

The weighted average debt outstanding for the three months ended June 30, 2006 and 2005 amounted to $636.0 million and $680.2 million, respectively, and the weighted average interest rates were 5.76% and 5.44%. At June 30, 2006, including the effect of interest rate swaps, 17.9% of our total debt had variable interest rates and 82.1% had fixed interest rates.

Equity in Earnings of Joint Ventures. For the total portfolio, equity in earnings of joint ventures decreased $0.5 million, or 41.9% to $0.7 million for the three months ended June 30, 2006, from $1.2 million for the three months ended June 30, 2005.

During the three months ended June 30, 2006 and 2005, we recorded $0.3 million and $1.2 million of income, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague. The following table presents the components of earnings resulting from the operations of the InterContinental Prague (in thousands):

	Three Months ended June 30,
	2006	2005
Net income	$316	$1,156
Depreciation	480	535
Interest	371	341
Current taxes	232	301
Deferred taxes	(77)	(91)

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development. During the three months ended June 30, 2006, we recorded $5,000 of earnings, in our equity in earnings of joint ventures related to the Hotel del Coronado. The following table presents the components of losses resulting from the operations of the Hotel del Coronado (in thousands):

Three Months ended June 30, 2006
Net income	$5
Depreciation	1,157
Interest	4,934
Deferred taxes	150

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income, net amounted to $1.1 million for the three months ended June 30, 2006 and $1.7 million for the three months ended June 30, 2005. The net change of $0.7 million is primarily attributable to the following factors:

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee will be reduced by approximately $4.3 million annually. During the three months ended June 30, 2006 and 2005, we recognized $0.6 million and $1.3 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations.

•	SHR earns fees under an asset management agreement with the Hotel del Coronado joint venture as follows: a base fee of 1% of gross revenues, an incentive fee equal to 33.34% of the incentive fee earned by the manager of the hotel, a financing fee of 0.325% of the principal amount of debt or equity raised for the joint venture, a sale fee of 0.20% of gross proceeds of the sale of the hotel, and a project management fee of 2% of the total project costs as defined in the agreement. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the three months ended June 30, 2006, we recognized $0.3 million in base and project management fees.

•	We had non-income related state, local and franchise taxes of $0.2 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively.

Income Tax Expense. We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, our Mexican operation has performed well and when its operating results are combined with inflationary and foreign exchange effects particular to the Mexican tax code, our tax expense is impacted, driving significant current and deferred tax expense.

For the three months ended June 30, 2006 and 2005, income tax expense is summarized as follows (in thousands):

	2006	2005
Current tax benefit (expense):
Europe	$987	$76
Mexico	(1,238)	(1,000)

	(251)	(924)

Deferred tax (expense) benefit:
Europe	(330)	(331)
Mexico	174	(185)
United States	(800)	—

	(956)	(516)

Total income tax expense	$(1,207)	$(1,440)

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $0.9 million to $0.9 million of expense for the three months ended June 30, 2006 from $1.8 million for the three months ended June 30, 2005 primarily due to the redemption of 7.2 million operating partnership units for common shares that occurred in the first quarter 2006.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005 and one hotel in July 2006, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the three months ended June 30, 2006 and 2005. Income from discontinued operations amounted to $1.4 and $0.4 million for the three months ended June 30, 2006 and 2005, respectively.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the six months ended June 30, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$159,419	$115,793	$43,626	37.7%	$87,111	$78,760	$8,351	10.6%
Food and beverage	96,468	70,935	25,533	36.0%	55,442	50,681	4,761	9.4%

Other hotel operating revenue	27,391	21,978	5,413	24.6%	19,690	18,644	1,046	5.6%

	283,278	208,706	74,572	35.7%	162,243	148,085	14,158	9.6%
Lease revenue	7,769	7,979	(210)	(2.6)%	7,769	7,979	(210)	(2.6)%

Total revenues	291,047	216,685	74,362	34.3%	170,012	156,064	13,948	8.9%

Operating Costs and Expenses:
Hotel operating expenses	203,839	150,394	53,445	35.5%	114,831	109,189	5,642	5.2%

Lease expense	6,619	6,991	(372)	(5.3)%	6,619	6,991	(372)	(5.3)%
Depreciation and amortization	29,228	21,612	7,616	35.2%	15,364	15,007	357	2.4%
Corporate expenses	12,589	9,407	3,182	33.8%	—	—	—	—

Total operating costs and expenses	252,275	188,404	63,871	33.9%	136,814	131,187	5,627	4.3%

Operating income	38,772	28,281	10,491	37.1%	$33,198	$24,877	$8,321	33.4%

Interest expense, net	(12,882)	(15,886)	3,004	(18.9)%
Equity in (losses) earnings of joint ventures	(947)	1,558	(2,505)	(160.8)%
Other income, net	2,677	2,910	(233)	(8.0)%

Income before income taxes, minority interests and discontinued operations	27,620	16,863	10,757	63.8%
Income tax expense	(2,871)	(2,380)	(491)	20.6%
Minority interests	(1,421)	(3,428)	2,007	(58.5)%

Income from continuing operations	23,328	11,055	12,273	111.0%
(Loss) income from discontinued operations, net of tax and minority interests	(3,423)	2,176	(5,599)	(257.3)%

Net income	$19,905	$13,231	$6,674	50.4%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$33,198	$24,877	$8,321	33.4%
Corporate expenses					(12,589)	(9,407)	(3,182)	33.8%
Corporate depreciation and amortization					(87)	(65)	(22)	33.8%
Non-Comparable REIT Asset operating income					18,250	12,876	5,374	41.7%

Operating Income					$38,772	$28,281	$10,491	37.1%

Operating Data (1):
Number of hotels	16	13			10	10
Number of rooms	8,163	6,077			3,449	3,449
RevPAR	$167.87	$138.03	$29.84	21.6%	$172.02	$155.39	$16.63	10.7%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers.

In October 2005, we sold two hotels and in July 2006 we sold one hotel. The results of operations for these hotels are included in Income from discontinued operations for the six months ended June 30, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2006 that are included in Income from discontinued operations.

Operating Income. Operating income for the total portfolio increased $10.5 million, or 37.1%, to $38.7 million for the six months ended June 30, 2006, from $28.3 million for the six months ended June 30, 2005. This increase in operating income is primarily due to the following:

(a) a $8.3 million increase attributable to the Comparable REIT Assets as described below;

(b) a $6.1 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(c) a $1.4 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(d) a $3.8 million increase attributable to the Four Seasons Washington D.C., which we purchased March 1, 2006; and

(e) a $2.5 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(f) a $8.3 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina; and

(g) a $3.2 million decrease attributable to an increase in corporate expenses as described below.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes in hotel operating income of the Comparable REIT Assets for the six months ended June 30, 2006 and 2005, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $74.4 million or 34.3% to $291.0 million for the six months ended June 30, 2006, from $216.7 million for the six months ended June 30, 2005.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $13.9 million, or 8.9%, to $170.0 million for the six months ended June 30, 2006, from $156.1 million for the six months ended June 30, 2005.

Rooms. For the total portfolio, room revenue increased $43.6 million, or 37.7%, to $159.4 million for the six months ended June 30, 2006, from $115.8 million for the six months ended June 30, 2005. RevPAR from our total portfolio excluding leased properties for the six months ended June 30, 2006 increased by 23.6% from the six months ended June 30, 2005. The components of RevPAR from our total portfolio excluding leased properties for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Six Months Ended June 30,
	2006	2005
Occupancy	74.4%	71.6%
Average daily rate	$218.48	$183.90
RevPAR	$162.63	$131.63

For the Comparable REIT Assets, room revenue increased $8.4 million, or 10.6%, to $87.1 million for the six months ended June 30, 2006, from $78.8 million for the six months ended June 30, 2005. RevPAR from our Comparable REIT Assets excluding leased properties for the six months ended June 30, 2006 increased by 10.5% from the six months ended June 30, 2005. The components of RevPAR from our Comparable REIT Assets excluding leased properties for the six months ended June 30, 2006 and 2005 are summarized as follows:

	Six Months Ended June 30,
	2006	2005
Occupancy	73.9%	73.8%
Average daily rate	$220.56	$199.90
RevPAR	$163.05	$147.60

The 10.5% increase in RevPAR for the Comparable REIT Assets excluding leased properties resulted from a 0.1 percentage-point increase in occupancy and a 10.3% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the six months include the Burbank Airport Hilton with a 14.3% increase, the Four Seasons Punta Mita with a 19.7% increase and the Hyatt Regency LaJolla with an 11.5% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $25.5 million, or 36.0%, to $96.5 million for the six months ended June 30, 2006, from $70.9 million for the six months ended June 30, 2005.

For the Comparable REIT Assets, food and beverage revenue increased $4.8 million, or 9.4%, to $55.4 million for the six months ended June 30, 2006, from $50.7 million for the six months ended June 30, 2005. This increase is primarily driven by the increase of $0.7 million in food and beverage revenue at the Hyatt Regency LaJolla, $0.6 million at the Loews Santa Monica Beach Hotel, $1.6 million at the Ritz-Carlton Half Moon Bay, $1.1 million at the Marriott Lincolnshire, $0.3 million at the Four Seasons Mexico City and $0.3 million at the Burbank Airport Hilton.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $5.4 million, or 24.6% to $27.4 million for the six months ended June 30, 2006, from $22.0 million for the six months ended June 30, 2005.

For the Comparable REIT Assets, other hotel operating revenue increased $1.0 million, or 5.6% to $19.7 million for the six months ended June 30, 2006, from $18.6 million for the six months ended June 30, 2005. The increase is primarily related to $0.4 million of spa and health club revenues, $0.3 million of garage revenues and $0.3 million of condominium management revenues.

Lease Revenue. For the total portfolio and Comparable REIT Assets, lease revenue decreased $0.2 million, or 2.6% for the six months ended June 30, 2006 as compared to the same period in 2005. Lease revenue for the six months ended June 30, 2006 and 2005 includes lease revenue from the Paris Marriott and Hamburg Marriott.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2006 and 2005, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change($)	Change(%)	2006	2005	Change($)	Change(%)
Hotel operating expenses:
Rooms	$37,970	$26,488	$11,482	43.3%	$18,397	$17,015	$1,382	8.1%
Food and beverage	66,142	48,502	17,640	36.4%	38,430	35,828	2,602	7.3%
Other departmental expenses	72,353	54,428	17,925	32.9%	43,563	41,526	2,037	4.9%
Management fees	9,093	8,340	753	9.0%	5,609	5,683	(74)	(1.3)%
Other hotel expenses	18,281	12,636	5,645	44.7%	8,832	9,137	(305)	(3.3)%

Total hotel operating expenses	$203,839	$150,394	$53,445	35.5%	$114,831	$109,189	$5,642	5.2%

For the total portfolio, hotel operating expenses increased $53.4 million, or 35.5% for the six months ended June 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, hotel operating expenses increased $5.6 million, or 5.2% for the six months ended June 30, 2006 as compared to the same period in 2005. The increase in hotel operating expenses is primarily related to an increase in salaries, wages and related benefits ($3.3 million), travel agent commissions ($0.3 million), administration and general costs ($0.4 million), food and beverage cost of sales ($0.5 million), utilities ($0.5 million), and sales and marketing costs ($0.2 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense of $6.6 million and $7.0 million, respectively, for the six months ended June 30, 2006 and 2005 includes an offset for the realized portion of the deferred gain of $2.2 million related to the Paris Marriott and the Hamburg Marriott. See note 3—Property and Equipment in the unaudited condensed consolidated financial statements for more information.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $7.6 million, or 35.2%, for the six months ended June 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, depreciation and amortization increased $0.4 million, or 2.4%, for the six months ended June 30, 2006 as compared to the same period in 2005.

Corporate Expenses. Corporate expenses increased by $3.2 million to $12.6 million for the six months ended June 30, 2006 from $9.4 million for the same period in 2005. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $3.2 million is primarily attributable to a $0.7 million increase in compensation expense related to restricted stock units issued, a $0.4 million increase related to severance expense and a $2.0 million increase in payroll expenses primarily due to an increase in the number of employees.

Interest Expense, Net. The $3.0 million decrease in interest expense, net for the six months ended June 30, 2006 as compared to the six months ended 2005 was primarily due to:

•	a $1.7 million increase attributable to higher average borrowings;

•	a $1.0 million increase due to higher average rates;

•	a $3.4 million increase in capitalized interest;

•	a $0.6 million decrease in amortization of deferred financing costs; and

•	a $1.8 million increase in interest income.

The components of Interest expense, net for the six months ended June 30, 2006 and 2005 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Mortgage debt	$(17,341)	$(13,620)
Bank credit facility	(698)	(1,693)
Amortization of deferred financing costs	(806)	(1,398)
Mark-to-market of derivative instruments	—	(35)
Interest income	2,476	726
Capitalized interest	3,487	134

Total interest expense, net	$(12,882)	$(15,886)

The weighted average debt outstanding for the six months ended June 30, 2006 and 2005 amounted to $638.2 million and $577.8 million, respectively, and the weighted average interest rates were 5.65% and 5.30%. At June 30, 2006, including the effect of interest rate swaps, 17.9% of our total debt had variable interest rates and 82.1% had fixed interest rates.

Equity in (Losses) Earnings of Joint Ventures. For the total portfolio, equity in (losses) earnings of joint ventures decreased $2.5 million, or 160.8% to $(0.9) million for the six months ended June 30, 2006, from $1.6 million for the six months ended June 30, 2005.

During the six months ended June 30, 2006 and 2005, we recorded $0.2 million and $1.6 million of income, respectively, in our equity in (losses) earnings of joint ventures related to the InterContinental Prague. The following table presents the components of (losses) earnings resulting from the operations of the InterContinental Prague (in thousands):

	Six Months ended June 30,
	2006	2005
Net income	$180	$1,558
Depreciation	1,011	1,045
Interest	718	700
Current taxes	382	469
Deferred taxes	(127)	(191)

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development. During the six months ended June 30, 2006, we recorded $1.4 million of loss in our equity in (losses) earnings of joint ventures related to the Hotel del Coronado. The following table presents the components of losses resulting from the operations of the Hotel del Coronado (in thousands):

Six Months ended June 30, 2006
Net loss	$(1,436)
Depreciation	2,455
Interest	9,233
Deferred taxes	150

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income, net amounted to $2.7 million for the six months ended June 30, 2006 and $2.9 million for the six months ended June 30, 2005. The net change of $0.2 million is primarily attributable to the following factors:

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee will be reduced by approximately $4.3 million annually. During the six months ended June 30, 2006 and 2005, we recognized $1.3 million and $2.5 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations.

•	SHR earns fees under an asset management agreement with the Hotel del Coronado joint venture as follows: a base fee of 1% of gross revenues, an incentive fee equal to 33.34% of the incentive fee earned by the manager of the hotel, a financing fee of 0.325% of the principal amount of debt or equity raised for the joint venture, a sale fee of 0.20% of gross proceeds of the sale of the hotel, and a project management fee of 2% of the total project costs as defined in the agreement. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the period ended June 30, 2006, we recognized $0.5 million in base and project management fees. For the period ended June 30, 2006, we also recognized $1.1 million in financing fees from the joint venture.

•	We had non-income related state, local and franchise taxes of $0.7 million and $0.5 million for the six months ended June 30, 2006 and 2005, respectively.

Income Tax Expense. We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP, as necessary. In particular, our Mexican operation has performed well and when its operating results are combined with inflationary and foreign exchange effects particular to the Mexican tax code, our tax expense is impacted, driving significant current and deferred tax expense.

For the six months ended June 30, 2006 and 2005, income tax expense is summarized as follows (in thousands):

	2006	2005
Current tax benefit (expense):
Europe	$1,139	$1,722
Mexico	(2,751)	(1,934)

	(1,612)	(212)

Deferred tax (expense) benefit:
Europe	(646)	(675)
Mexico	87	(1,493)
United States	(700)	—

	(1,259)	(2,168)

Total income tax expense	$(2,871)	$(2,380)

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $2.0 million to $1.4 million of expense for the six months ended June 30, 2006 from $3.4 million for the six months ended June 30, 2005 primarily due to the redemption of 7.2 million operating partnership units for common shares that occurred in the first quarter.

(Loss) Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005 and one hotel in July 2006, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the six months ended June 30, 2006 and 2005. (Loss) income from discontinued operations amounted to $(3.4) million and $2.2 million for the six months ended June 30, 2006 and 2005, respectively. The decrease is primarily due to a charge of $9.7 million included in the six months ended June 30, 2006 for the present value of termination fees and estimated severance and relocation costs at the Marriott Rancho Las Palmas Resort.

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

Capital expenditures for the six months ended June 30, 2006 and 2005 amounted to $44.9 million and $8.8 million, respectively. Capital expenditures for the six months ended June 30, 2006 includes $21.6 million to redevelop the Hyatt Regency New Orleans. Included in the 2006 and 2005 amounts are $3.5 million and $0.1 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2006, we expect to fund hotel FF&E reserve projects of approximately $4.4 million and owner-funded projects of approximately $25.5 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On November 9, 2005, we entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This new agreement replaced the previous agreement that was entered into on June 29, 2004. The new agreement provides for a $125.0 million revolving loan and expires November 9, 2009, subject to a one-year extension at the borrowers’ option. On May 30, 2006, we amended the agreement to increase the revolving loan to $150,000,000. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% at June 30, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $62.5 million or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $62.5 million. As of August 4, 2006 there was $81.0 million outstanding under this facility.

Our bank credit facility contains financial and other restrictive covenants. As of June 30, 2006, our ability to borrow under this facility is subject to financial covenants including:

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels, including business interruption insurance proceeds related to damage at the Hyatt Regency New Orleans, the timing and recognition of which is uncertain. The credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms length basis;

•	restricted payments, including dividends, may not exceed 90% of funds from operations, as defined (subject to dividend payments to preserve our REIT status);

•	there may be no additional indebtedness or guaranties other than (i) property-level non-recourse indebtedness on to-be-acquired assets, (ii) the $208.5 million fixed rate mortgage loan and the $350.0 million floating rate note that were issued pursuant to indentures with LaSalle Bank, N.A., as note trustee for the benefit of the noteholders; (iii) certain existing mortgage indebtedness; and (iv) ordinary course obligations; and

•	neither we nor SH Funding will be allowed to enter into a merger or a similar transaction unless SH Funding is the surviving entity and there is no change in the type of business conducted, or the transaction is approved in advance by the lenders.

As of June 30, 2006, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of June 30, 2006, we had 720,683 restricted stock units outstanding, of which 377,011 were vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2005 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2005	43,878,273	8,366,091	52,244,364
Common stock offerings	24,100,000	—	24,100,000
Units converted into common shares	7,277,362	(7,277,362)	—
Restricted stock units redeemed for common shares	26,767	—	26,767

Outstanding at June 30, 2006	75,282,402	1,088,729	76,371,131

Cash Flows

Operating Activities. Net cash provided by operating activities was $53.5 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $41.0 million for the six months ended June 30, 2005. Cash flow from operations increased primarily because of the increase in hotel operating income.

Investing Activities. Net cash used in investing activities was $700.3 million for the six months ended June 30, 2006, compared to net cash used in investing activities of $291.9 million for the six months ended June 30, 2005. The significant investing activities during these periods are summarized below:

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado for approximately $50.1 million in January 2006.

•	We spent $12.0 million in connection with our acquisition of the LaSolana Hotel and Villas development sites in March 2006.

•	We purchased the Four Seasons Washington D.C. for approximately $169.7 million in March 2006.

•	We purchased the Westin St. Francis for approximately $438.8 million in June 2006.

•	We paid $16.5 million in escrow deposits in connection with our acquisition of the Ritz-Carlton Laguna Niguel hotel.

•	We received $20.0 million of insurance proceeds as a result of the hurricane that struck our Hyatt New Orleans property in August of 2005.

•	We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.6 million during the six months ended June 30, 2005.

•	We disbursed $44.9 million and $8.8 million during the six months ended June 30, 2006 and 2005, respectively, related to capital expenditures for renewals, replacements, room renovations and redevelopment of the Hyatt Regency New Orleans in 2006.

Financing Activities. Net cash provided by financing activities was $739.4 million for the six months ended June 30, 2006 compared to net cash provided by financing activities of $269.8 million for the six months ended June 30, 2005. The significant financing activities during these periods are summarized below:

•	In 2006, we received proceeds from issuance of common stock, net of offering costs of approximately $470.2 million.

•	In 2006, we received proceeds from issuance of preferred stock, net of offering costs of approximately $249.4 million and distributed $9.6 million to preferred shareholders. In 2005, we received proceeds from issuance of preferred stock, net of offering costs of approximately $97.5 million and distributed $2.5 million to preferred shareholders.

•	In 2006, we received net proceeds from mortgage debt and other debt of $81.6 million and in 2005 we made net payments on mortgage debt and other debt of $1.2 million. In 2005, we received net proceeds from mortgage debt of $202.0 million.

•	In 2006, we paid quarterly distributions to common shareholders amounting to $23.4 million and SH Funding also paid quarterly distributions to minority interest holders amounting to $2.5 million. In 2005, we paid quarterly distributions amounting to $13.5 million and SH Funding also paid quarterly distributions to minority interest holders amounting to $4.1 million.

•	In 2006 and 2005, we made net payments on the bank credit facility of $26.0 million and $6.0 million, respectively.

Contractual Obligations

The following table summarizes our future payment obligations and commitments including liabilities of assets held for sale as of June 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt obligations	$714,978	$14,490	$9,696	$690,792	$—
Interest on long-term debt obligations (1)	183,215	19,634	126,140	37,441	—
Management termination agreement	10,000	5,000	5,000	—	—
Agreement to purchase Villa Site	17,980	17,980	—	—	—
Operating lease obligations—ground leases and office space	3,857	211	553	160	2,933
Operating leases – Paris Marriott and Hamburg Marriott	431,446	9,133	54,797	36,532	330,984

Total	$1,361,476	$66,448	$196,186	$764,925	$333,917

(1)	Interest on variable rate debt obligations is calculated based on the variable rates after giving effect to interest rate swaps at June 30, 2006.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2006, $13.0 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

We own the hotel in partnership with KKR and KSL Resorts. The joint venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At June 30, 2006, there was $0.5 million outstanding on the revolving credit facility. We account for this investment under the equity method of accounting. At June 30, 2006, our investment in the joint venture amounted to $71.1 million. Our equity in losses of the joint venture is $1.4 million for the six months ended June 30, 2006.

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

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At June 30, 2006, there was $13.0 million outstanding on the construction loan.

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2006, our investment in the joint venture amounted to $2.8 million.

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

Under the above-described agreements, we and the GIC RE affiliate formed a joint venture that acquired the 364-room InterContinental Prague in August 1999. At June 30, 2006, our investment in the Prague joint venture was $15.2 million. We account for this investment under the equity method of accounting. Our equity in earnings of the joint venture, is $0.2 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively.

On June 26, 2003, the joint venture owning the InterContinental Prague entered into an agreement to refinance its long-term bank debt. As a result of this refinancing, the loan and all accrued interest payable to Westdeutsche Landesbank Girozentrale was fully repaid using €70.0 million ($78.7 million) of proceeds on July 14, 2003 obtained from the €75.0 million ($84.3 million) loan negotiated with Aareal Bank. An additional €5.0 million ($6.2 million) was funded on January 15, 2004 upon satisfaction of certain conditions, which included the registration of a first ranking mortgage. The loan bears floating interest at EURIBOR plus 1.5%. The joint venture has extended the maturity date to July 15, 2007. At the joint venture’s option, the maturity date may be extended to July 15, 2008. Interest and principal is payable quarterly with a final payment of €62.7 million ($80.1 million based on the foreign exchange rate as of June 30, 2006) due on July 15, 2008 (assuming the joint venture utilizes the extension options under the loan). There was €68.3 million ($87.4 million based on the foreign exchange rate as of June 30, 2006) outstanding under this arrangement at June 30, 2006.

Related Party Transactions

We have in the past engaged in and currently engage in a number of transactions with related parties. See “Item 1. Unaudited Condensed Consolidated Financial Statements – Note 11. Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•	Impairment of Long-Lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•	New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we estimated the net book value of the property damage sustained by the property. In conjunction with our advisors, consultants and insurance adjustors, we initially determined approximately $29.7 million of the book value of the property was damaged. Subsequent to this determination we revised our estimate and have written off an additional $3.0 million of the building’s net book value during the first quarter of 2006. This estimate is subject to change as more information becomes available and could have a material effect on our financial statements in the future.

•	Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the income statement. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

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

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter
Revenues
2004	$129,566	(1)	$136,131	(1)	$73,304	$89,095
2005	$95,249		$121,436		$114,488	$126,827
2006	$130,773		$160,274

(1)	The first two quarters of 2004 include the results of the Distributed Properties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt has a fixed interest rate after giving effect to interest rate swaps. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We generally require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

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

Concurrently with the purchase of the interest rate caps described above, SH Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold on April 1, 2005 with notional amounts of $202.0 million.

As required by the floating rate loan agreement, we purchased an interest rate cap with a LIBOR strike price of 5.00%. Originally, the interest rate cap was purchased with a notional amount covering $200.0 million of the floating rate notes, but we sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96.0 million with Credit Suisse First Boston. The fixed rate under this swap agreement was 3.62%. This loan was repaid on November 9, 2005 and the related caps were sold. Subsequent to repayment of the loan, the $96.0 million swap was used to hedge the interest rate on corporate floating rate debt.

Unlike our swaps described below, the caps we own as of June 30, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

On June 15, 2006, we executed a $75,000,000 corporate interest rate swap agreement. This agreement effectively fixes the interest rate on a portion of the corporate floating rate debt. The swap was accomplished through a seven-year swap of LIBOR into a fixed rate of 5.501%.

On May 26, 2006, we traded $100,000,000 in corporate interest rate swap agreements. The agreements will effectively fix the interest rate on a portion of future corporate floating rate debt with an effective date of August 15, 2006. The aggregate $100,000,000 in swaps was accomplished through seven-year swaps of LIBOR into a fixed rate of 5.416%.

On June 9, 2006, we traded an additional $100,000,000 in corporate interest rate swap agreements. The agreements will effectively fix the interest rate on a portion of future corporate floating rate debt with an effective date of August 15, 2006. The aggregate $100,000,000 in swaps was accomplished through five-year swaps of LIBOR into a fixed rate of 5.344%.

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

As of June 30, 2006, our total outstanding mortgages and other debt payable was approximately $699.4 million, of which approximately $125.4 million, or 17.9%, was variable rate debt. Total variable debt excludes $371.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 107 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.3 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 53 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of June 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in the original Form 10-K should be restated. We also determined that our consolidated statements of cash flows for the quarter ended March 31, 2005 in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 should be restated. These restatements, which have been made in our annual report on Form 10-K/A filed on May 8, 2006 and our quarterly report on Form 10-Q for the quarter ended March 31, 2006, were the result of a material weakness in internal control over financial reporting as the control over the proper classification of certain transactions relating to escrow deposits and purchased notes receivable pertaining to hotel acquisitions and the issuance of a note receivable and investments in our hotels did not operate effectively. Subsequent to the filing of the original Form 10-K for the year ended December 31, 2005, and in connection with the preparation of our Form 10-Q for the quarter ended March 31, 2006 we implemented additional procedures in the preparation and review of the consolidated cash flow statement. We believe that we have remediated this weakness.

Changes in Internal Control Over Financial Reporting

The changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) as described above had a material affect on the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various claims and routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

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

Our asset management agreement with SHC LLC is terminable by SHC LLC at any time after June 29, 2006 upon 90 days’ notice. Additionally, the annual fee of $5.0 million payable to us under the asset management agreement is reduced after December 31, 2005 to the extent that SHC LLC sells any of its hotels covered by the asset management agreement. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of these dispositions, the asset management fee was reduced by approximately $4.3 million annually. We anticipate that in the future SHC LLC will sell the last hotel subject to the asset management agreement, which would eliminate our asset management fee from SHC LLC. If the asset management agreement is terminated and as our fee continues to be reduced, we will experience a loss of income that will negatively affect our reported results and may decrease the amount of distributions that we may be able to make to our stockholders.

There were no other material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2005 except that the Company has determined to add the following risk factor:

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we cannot provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in our annual report on Form 10-K and for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 should be restated because the statements incorrectly classified certain items as cash flows from operating activities that should have been reported as cash flows from investing activities. Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 204 and our consolidated statement of cash flows for the quarter ended March 31, 2005 in our annual report on Form 10-K/A for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, respectively. In connection with these restatements, we determined that our internal control over financial reporting as of March 31, 2005 and December 31, 2005 was not effective due to the existence of a material weakness in the internal control over financial reporting relating to the proper classification of cash flows pertaining to certain escrow deposits, purchased notes receivable and investments in our hotels. Although we have implemented additional procedures that we believe enable us to properly prepare and review our consolidated statement of cash flows, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance what we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such noncompliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the 2006 annual meeting of our stockholders held on May 11, 2006, stockholders considered and voted upon:

1.	A proposal to elect eight directors (identified in the table below) to serve until the next annual meeting of stockholders and until such directors’ successors are duly elected and qualify (“Proposal 1”); and

2.	A proposal to consider and vote upon the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 (“Proposal 2”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non- Votes
Proposal 1
John C. Deterding	50,796,772	—	860,194	—
Robert P. Bowen	50,797,030	—	859,936	—
Michael W. Brennan	50,796,810	—	860,156	—
Edward C. Coppola	51,464,466	—	192,500	—
Richard L. Fisher	51,444,597	—	212,369	—
Laurence S. Geller	51,444,445	—	212,521	—
David M.C. Michels	51,464,466	—	192,500	—
William A. Prezant	51,464,446	—	192,500	—

Proposal 2	51,511,493	139,879	5,594	—

Item 5. Other Information.

None.

Item 6. Exhibits.

	Exhibit No.	Description of Exhibit
	3.1	Articles Supplementary filed on April 20, 2006 with the Maryland State Department of Assessments and Taxation relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 21, 2006 and incorporated herein by reference).

	10.1	Purchase and Sale Agreement, dated as of April 4, 2006, between BRE/St. Francis L.L.C. and SHC St. Francis, L.L.C (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 7, 2006 and incorporated herein by reference).

*	10.2	Real Estate Purchase Agreement, dated as of May 9, 2006, by and between SHC Laguna Niguel I LLC and SHC Laguna, L.L.C.

*	10.3	Agreement of Purchase and Sale, dated as of May 7, 2006, by and between New Rancho, L.L.C. and KSL RLP Holdings, LLC

	10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on May 18, 2006 and incorporated herein by reference).

*	10.5	Revolving Loan Commitment Agreement, dated as of May 30, 2006, by and between Strategic Hotel Funding, L.L.C. and Citicorp North America, Inc.

+	10.6	Separation Agreement, dated June 9, 2006, by and between the Company and Monte J. Huber (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 13, 2006 and incorporated herein by reference).

*	10.7	Purchase and Sale Agreement, dated June 30, 2006, by and between Scottsdale Princess Partnership and SHR Scottsdale, L.L.C.

*	10.8	Promissory Note, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors

*	Filed herewith
+	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 7, 2006	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and
Director

August 7, 2006	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer