Form 10-Q
period 2006-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2006-11-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock ($0.01 par value) of the registrant outstanding as of November 8, 2006 was 75,403,107.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Part I. Financial Information

Item 1. Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2006	December 31, 2005
Assets
Property and equipment	$2,594,674	$1,300,250
Less accumulated depreciation	(243,494)	(217,695)

Net property and equipment	2,351,180	1,082,555

Goodwill	411,624	66,656
Intangible assets (net of accumulated amortization of $2,645 and $1,340, respectively)	44,566	2,129
Investment in joint ventures	73,177	15,533
Cash and cash equivalents	83,960	65,017
Restricted cash and cash equivalents	53,635	32,115
Accounts receivable (net of allowance for doubtful accounts of $671 and $427, respectively)	79,825	31,286
Deferred financing costs (net of accumulated amortization of $2,435 and $969, respectively)	10,199	7,544
Deferred tax assets	43,748	35,594
Other assets	56,751	84,093
Insurance recoveries receivable	—	25,588

Total assets	$3,208,665	$1,448,110

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,425,757	$633,380
Bank credit facility	106,000	26,000
Accounts payable and accrued expenses	170,672	85,247
Distributions payable	17,985	11,531
Deferred tax liabilities	23,608	5,239
Deferred gain on sale of hotels	104,334	99,970
Insurance proceeds received in excess of insurance recoveries receivable	5,618	—

Total liabilities	1,853,974	861,367
Minority interests in SHR’s operating partnership	14,039	76,030
Minority interests in consolidated affiliates	11,891	11,616
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	—
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,943	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 75,299,448 and 43,878,273 common shares issued and outstanding, respectively)	753	439
Additional paid-in capital	1,221,610	688,250
Deferred compensation	—	(1,916)
Accumulated deficit	(122,820)	(241,613)
Accumulated distributions	(118,946)	(53,142)
Accumulated other comprehensive income	893	9,526

Total shareholders’ equity	1,328,761	499,097

Total liabilities and shareholders’ equity	$3,208,665	$1,448,110

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rooms	$108,577	$56,934	$258,772	$164,657
Food and beverage	63,863	34,536	155,517	100,983
Other hotel operating revenue	21,062	10,212	46,828	30,689

	193,502	101,682	461,117	296,329
Lease revenue	7,938	5,514	15,707	13,493

Total revenues	201,440	107,196	476,824	309,822

Operating Costs and Expenses:
Rooms	27,909	14,306	63,901	38,958
Food and beverage	46,513	25,086	109,604	70,827
Other departmental expenses	51,076	29,559	119,784	80,489
Management fees	7,698	2,888	16,289	10,807
Other hotel expenses	13,071	6,523	30,143	18,203
Lease expense	3,798	2,977	10,417	9,968
Depreciation and amortization	21,892	11,748	49,357	31,740
Corporate expenses	5,764	5,379	18,353	14,786

Total operating costs and expenses	177,721	98,466	417,848	275,778

Operating income	23,719	8,730	58,976	34,044
Interest expense	(15,835)	(9,384)	(30,311)	(25,204)
Interest income	843	357	3,264	1,063
Equity in earnings of joint ventures	1,201	757	254	2,315
Other income, net	1,010	1,436	3,688	4,346

Income before income taxes, minority interests and discontinued operations	10,938	1,896	35,871	16,564
Income tax benefit (expense)	114	18	(2,757)	(2,362)
Minority interest expense in SHR’s operating partnership	(154)	(396)	(694)	(3,305)
Minority interest income (expense) in consolidated affiliates	58	—	(731)	—

Income from continuing operations	10,956	1,518	31,689	10,897
Income (loss) from discontinued operations, net of tax and minority interests	87,932	(620)	87,104	3,232

Net Income	98,888	898	118,793	14,129
Mark to market of derivatives	(17,099)	4,919	(7,789)	2,623
Currency translation adjustment	296	375	(891)	2,588

Comprehensive Income	$82,085	$6,192	$110,113	$19,340

Net Income	98,888	898	118,793	14,129
Preferred shareholder dividends	(7,461)	(2,125)	(17,081)	(4,628)

Net Income (Loss) Available to Common Shareholders	$91,427	$(1,227)	$101,712	$9,501

Basic Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.05	$(0.01)	$0.22	$0.19
Income (loss) from discontinued operations per share	1.16	(0.02)	1.33	0.10

Net income (loss) available to common shareholders per share	$1.21	$(0.03)	$1.55	$0.29

Weighted-average common shares outstanding	75,570	36,691	65,740	32,420

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.05	$(0.01)	$0.22	$0.19
Income (loss) from discontinued operations per share	1.16	(0.02)	1.32	0.10

Net income (loss) available to common shareholders per share	$1.21	$(0.03)	$1.54	$0.29

Weighted-average common shares outstanding	75,780	36,691	66,008	32,605

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$118,793	$14,129
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Minority interest expense in SHR’s operating partnership	1,825	4,339
Minority interest expense in consolidated affiliates	731	—
Deferred income tax (benefit) expense	(3,493)	1,930
Depreciation and amortization	51,892	39,038
Amortization of deferred financing costs	1,350	2,415
Loss on early extinguishment of debt	937	—
Equity in earnings of joint ventures	(254)	(2,315)
Deferred compensation expense	2,269	1,455
Gain on sale of assets	(89,278)	—
Recognition of deferred and other gains, net	(2,530)	(2,701)
Mark to market of derivatives included in interest expense	—	70
Increase in accounts and insurance recoveries receivable	(26,902)	(13,913)
Increase in other assets	(6,821)	(3,707)
Increase in accounts payable and accrued expenses	27,808	18,756

Net cash provided by operating activities	76,327	59,496

Investing Activities:
Proceeds from sales of assets	178,095	—
Acquisition of hotel property and equipment	(1,565,515)	(158,217)
Acquisition of land held for development	(31,425)	—
Acquisition of interest in unconsolidated joint venture	(50,110)	(112)
Acquisition of interest in consolidated joint ventures	—	(285,389)
Restricted and unrestricted cash acquired	16,771	7,399
Cash received from unconsolidated joint venture	921	—
Decrease in security deposits related to sale-leasebacks	947	269
Insurance proceeds received	40,000	—
Capital expenditures	(66,137)	(22,449)
Increase in restricted cash and cash equivalents	(13,235)	(1,135)
Other investing activities	(1,418)	—

Net cash used in investing activities	(1,491,106)	(459,634)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	470,180	217,466
Proceeds from issuance of preferred stock, net of offering costs	249,350	97,540
Proceeds from bank credit facility	482,500	101,500
Payments on bank credit facility	(402,500)	(155,500)
Proceeds from mortgage and other debt	765,377	202,000
Payments on mortgage and other debt	(64,909)	(2,079)
Financing costs	(4,959)	(2,758)
Distributions to common shareholders	(40,925)	(20,107)
Distributions to preferred shareholders	(17,081)	(4,628)
Distributions to holders of minority interests in SHR’s operating partnership	(2,359)	(6,207)
Distributions to holders of minority interests in consolidated joint ventures	(1,911)	—
Distribution to SHC LLC	—	(37)
Other financing activities	515	—

Net cash provided by financing activities	1,433,278	427,190

Effect of translation adjustment on cash	444	(1,011)

Net change in cash and cash equivalents	18,943	26,041
Cash of assets held for sale	—	(2,556)
Cash and cash equivalents, beginning of period	65,017	40,071

Cash and cash equivalents, end of period	$83,960	$63,556

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Mark to market of derivative instruments (see notes 2 and 9)	$(7,726)	$3,125

Acquisition of interests in consolidated hotel joint ventures
- Investing	$—	$(15,612)

- Financing	$—	$15,612

Redemption of units of non-managing member limited liability company interests in SH Funding (see note 8)	$66,754	$—

Distributions payable to common shareholders (see note 8)	$17,378	$11,532

Distributions payable to holders of minority interests in SHR’s operating partnership (see notes 7 and 8)	$251	$1,841

Distributions payable to holders of minority interests in consolidated affiliates (see notes 7 and 8)	$340	$—

New Orleans property damage (see note 15)	$3,000	$29,685

Mortgage and other debt assumed upon acquisitions of properties (see note 6)	$94,441	$—

Cash Paid For:
Interest	$(32,787)	$(25,749)

Income taxes, net of refunds	$(3,670)	$(5,553)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company), formerly known as Strategic Hotel Capital, Inc., is a real estate investment trust (REIT) that was formed in January 2004. SHR conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SH Funding).

SHR acquires luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHR’s portfolio includes 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic.

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

As of September 30, 2006, SH Funding owned or leased the following 20 hotels:

1. Fairmont Chicago	11. Marriott Champs Elysees Paris
2. Fairmont Scottsdale Princess	12. Marriott Hamburg
3. Four Seasons Mexico City	13. Marriott Lincolnshire
4. Four Seasons Punta Mita Resort	14. Marriott London Grosvenor Square
5. Four Seasons Washington D.C.	15. Ritz-Carlton Half Moon Bay
6. Hyatt Regency La Jolla	16. Ritz-Carlton Laguna Niguel
7. Hyatt Regency New Orleans	17. Westin St. Francis
8. Hyatt Regency Phoenix	18. InterContinental Chicago Hotel (consolidated joint venture)
9. InterContinental Prague	19. InterContinental Miami Hotel (consolidated joint venture)
10. Loews Santa Monica Beach Hotel	20. Hotel del Coronado (unconsolidated joint venture)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the financial position and the results of operations of SHR and its subsidiaries. At September 30, 2006, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint venture that owns the Hotel del Coronado and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At September 30, 2006, SH Funding also owned 85% controlling interests in two joint ventures that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

Material intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the consolidated financial statements for prior periods have been reclassified to conform to the current financial statement presentation. These adjustments include reclassifying non-income related taxes

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

from income tax benefit (expense) on the statements of operations to other income, net and reclassifying the Mexican asset tax (which is a variant of income tax) from other income, net to income tax benefit (expense). On the consolidated balance sheet, these adjustments include reclassifying deferred tax assets from other assets and deferred tax liabilities from accounts payable and accrued expenses.

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (the Commission) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 and notes thereto which are included in the Company’s Annual Report on Form 10-K/A.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with purchased or original maturities of three months or less to be cash equivalents. As of September 30, 2006 and December 31, 2005, restricted cash and cash equivalents include $22,197,000 and $20,919,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At September 30, 2006 and December 31, 2005, restricted cash and cash equivalents also included reserves of $31,438,000 and $11,196,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs relative to potential hotel acquisitions, joint ventures or investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet pending determination that a transaction will be consummated or abandoned. If a transaction is consummated, these costs are capitalized as hotel acquisition costs or investments in joint ventures. If a potential hotel acquisition, joint venture or other investment is abandoned, these deferred costs are charged to expense. At September 30, 2006, other assets include $4,681,000 of deferred costs related to potential hotel acquisitions and a joint venture investment.

Per Share Data:

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic income (loss) per share for the three and nine months ended September 30, 2006 and 2005 is computed based on the weighted average common shares outstanding during each period. Diluted income (loss) per share is computed based on the weighted average common shares and restricted stock units and stock options (see note 10) deemed outstanding during the period plus the weighted average common shares that would be outstanding assuming the conversion of minority interests excluding the impact of conversions if they are anti-dilutive. Conversion of minority interests that could potentially dilute basic income (loss) per share in the future that were not included in the computation of diluted income (loss) per share because they would have been anti-dilutive, are 1,087,000 and 9,357,000 for the three months ended September 30, 2006 and 2005, respectively, and 1,607,000 and 9,387,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative Adjustment	Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at January 1, 2006	$4,988	$4,538	$9,526
Mark to market of derivative instruments	(7,854)	—	(7,854)
Reclassification to equity in losses of joint ventures	65	—	65
Other CTA activity (non-derivative)	—	(891)	(891)
Adjustment for minority interest ownership in SH Funding	63	(16)	47

Balance at September 30, 2006	$(2,738)	$3,631	$893

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the three and nine months ended September 30, 2006 and 2005, income tax benefit (expense) related to continuing operations is summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Current tax (expense) benefit:
Europe	$(492)	$6	$648	$1,727
Mexico	(166)	(226)	(2,917)	(2,159)

	(658)	(220)	(2,269)	(432)

Deferred tax (expense) benefit:
Europe	(451)	(320)	(1,097)	(995)
Mexico	904	558	990	(935)
United States	319	—	(381)	—

	772	238	(488)	(1,930)

Total income tax benefit (expense)	$114	$18	$(2,757)	$(2,362)

In the first quarter of 2006, the Company recorded a $4,000,000 deferred tax benefit. The benefit primarily relates to net operating loss carryforwards in SHR’s taxable REIT subsidiaries. A significant portion of these carryforwards was generated from expenses associated with the termination of the hotel management agreement with Marriott Hotel Services, Inc. (see note 16) and was included in income (loss) from discontinued operations (see note 4). In the second quarter of 2006, SHR was able to utilize a portion of the carryforwards and recorded a deferred tax expense of $1,000,000, of which $800,000 was included in continuing operations and $200,000 was included in income (loss) from discontinued operations. In the third quarter, SHR recorded a net deferred tax benefit of $600,000, of which $319,000 is included in continuing operations and $281,000 is included in income (loss) from discontinued operations. As a result, the deferred tax benefit applicable to the United States amounted to $3,600,000 for the nine months ended September 30, 2006.

In connection with the acquisition of its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic (which brought the Company’s interest in the entity that owns the property to 100%), SHR recorded a deferred tax liability of $18,343,000.

New Accounting Pronouncements:

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this statement.

In July 2006, the FASB issued Interpretation No. 48. Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact, if any, that the adoption of FIN 48 will have on the Company’s consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment, excluding unconsolidated joint ventures (in thousands):

	September 30, 2006	December 31, 2005
Land	$400,119	$171,486
Land held for development	50,403	—
Leasehold improvements	11,633	11,633
Buildings	1,704,937	866,037
Building improvements	22,391	23,965
Site improvements	53,125	14,197
Furniture, fixtures and equipment	294,158	192,889
Improvements in progress	57,908	20,043

Total property and equipment	2,594,674	1,300,250
Less accumulated depreciation	(243,494)	(217,695)

Net property and equipment	$2,351,180	$1,082,555

Consolidated hotel properties	19	15
Consolidated hotel rooms	9,327	7,213

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount, excluding unconsolidated joint ventures:

	September 30, 2006	December 31, 2005
Southern California	19.6%	26.9%
Northern California	18.6	9.2
Phoenix/Scottsdale, AZ	14.4	6.0
Chicago, IL	13.5	29.3
Washington, D.C.	5.6	—
New Orleans, LA	5.1	9.4
Miami, FL	4.0	8.7

United States	80.8	89.5
Mexico	6.3	9.6
London, England	6.3	—
Prague, Czech Republic	6.2	—
Paris, France	0.4	0.9

Total	100.0%	100.0%

Hotel Acquisitions

On September 1, 2006, the Company purchased the Fairmont Scottsdale Princess with 651 rooms and an adjacent 10-acre development parcel for $350,427,000. The acquisition was funded using mortgage debt and borrowings on the bank credit facility (see note 6).

On August 31, 2006, the Company purchased the Marriott London Grosvenor Square hotel with 236 rooms for $201,476,000. The acquisition was financed using mortgage debt and borrowings on the bank credit facility (see note 6).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, for $75,521,000 and assumed debt of $85,891,000. The purchase brings the Company's interest in the entity that owns the property to 100%. As this purchase was a step acquisition, the carrying value of property and equipment and goodwill was determined by recording 35% of the value at historical cost and 65% at fair value. The acquisition was financed using borrowings on the bank credit facility (see note 6).

On July 7, 2006, the Company purchased the Ritz-Carlton Laguna Niguel from SHC LLC for $327,533,000 and assumed debt of $8,550,000. The acquisition was financed using cash on hand which included proceeds from offerings of preferred and common stock (see note 8) and mortgage debt proceeds.

On June 1, 2006, the Company purchased the Westin St. Francis located in San Francisco with 1,195 rooms for $439,268,000. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 8).

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. with 211 rooms for $169,976,000. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 8).

The following is a summary of the preliminary allocations of the purchase price, assumption of debt and minority interests and elimination of investment in joint venture for acquisitions completed in the nine months ended September 30, 2006 (in thousands):

	Fairmont Scottsdale Princess	Marriott London Grosvenor Square	InterContinental Prague	Ritz-Carlton Laguna Niguel	Westin St. Francis	Four Seasons Washington D.C.
Land	$22,900	$—	$32,516	$76,700	$61,400	$44,900
Building	233,300	85,400	66,692	163,500	287,600	74,500
Site improvements	26,800	68	352	12,800	200	1,100
Furniture, fixtures and equipment	25,600	6,134	10,032	21,600	29,600	9,900
Improvements in progress	—	—	811	—	—	—
Goodwill	50,319	66,060	71,267	61,623	56,898	40,285
Intangible assets	200	—	—	2,100	3,200	—
Intangible asset – below market ground lease	—	38,830	—	—	—	—
Elimination of investment in joint venture	—	—	(14,987)	—	—	—
Mortgage and other debt assumed	—	—	(85,891)	(8,550)	—	—
Deferred tax liability	—	—	(18,319)	—	—	—
Minority interests assumed	—	—	(1,786)	—	—	—
Net working capital	(8,692)	4,984	14,834	(2,240)	370	(709)

	$350,427	$201,476	$75,521	$327,533	$439,268	$169,976

Pro forma Information

The acquisitions described above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the dates of purchase. On an unaudited pro forma basis, revenues, net income (loss) and basic and diluted income (loss) per share for the three and nine months ended September 30, 2006 and 2005 would have been reported as

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

follows if these acquisitions, and the purchase of the 45% interest in the Hotel del Coronado described in Note 5 had occurred at the beginning of each of the respective periods (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenue	$233,344	$193,073	$680,022	$568,226
Net income (loss)	$92,201	$(6,693)	$110,384	$(7,780)
Preferred shareholder dividend	$(7,461)	$(7,462)	$(24,262)	$(20,638)
Net income (loss) available to common shareholders	$84,740	$(14,155)	$86,122	$(28,418)
Net income (loss) available to common shareholders per share:
Basic	$1.12	$(0.23)	$1.15	$(0.50)
Diluted	$1.12	$(0.23)	$1.14	$(0.50)

Purchase of the LaSolana Hotel and Villas Development Sites (LaSolana)

In the fourth quarter of 2005, the Company signed letters of intent to purchase the LaSolana Hotel and Villas development sites adjacent to the Company’s existing Four Seasons Punta Mita Resort for a purchase price of approximately $30,879,000 (including net working capital) plus the assumption of an agreement, which was executed in the first quarter of 2006, to pay installments totaling $13,480,000 over the next four years. The purchase includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The acquisition consisted of purchasing existing promissory notes totaling $17,852,000 (including accrued interest) as well as the equity interests for $13,027,000 (including acquisition costs).

In 2005, the Company purchased the promissory notes and made a refundable deposit of $1,000,000 on the equity investment. This amount aggregating $18,852,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2005. On March 8, 2006, the Company acquired the equity interests to take full ownership and control of the development sites. Upon purchase of the equity interests, title to the Hotel Site transferred to the Company and the previously acquired promissory notes were converted to equity.

Initially, the Company assumed an agreement to purchase the Villa Site for which consideration was expected to be paid in fixed installments (estimated at $13,480,000) over a four-year period. In addition to these installments, additional payments were required (based on a formula in the agreement) upon sale of villa units. Negotiations with respect to the nature, timing and amount of the fixed and variable payments resulted in termination of the previous agreement. The new agreement required a single payment of $17,980,000 which, along with acquisition costs, was paid in the third quarter of 2006, with no future obligation to pay any variable amounts upon sale of the villas.

The aggregate purchase price of $48,924,000, excluding the effect of working capital and deferred tax assets acquired, has been recorded in property and equipment as land held for development. At September 30, 2006 land held for development related to LaSolana amounted to $50,403,000. Capitalized interest of $1,479,000 is included in land held for development related to LaSolana.

Acquisition Agreement

On September 26, 2006, the Company entered into an agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property consisting of approximately 15 floors that will primarily house 210 hotel suites, meeting and prefunction space, hotel lobby and related areas and associated improvements for approximately $82,400,000. The acquisition, expected to close in late 2009, remains subject to contractual closing conditions. Letters of credit were required to be issued as an earnest money deposit under SHR’s agreement to acquire the interest (see note 13).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHR has sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000
Embassy Suites Lake Buena Vista	Orlando, FL	October 27, 2005	$54,709,000
Marriott Schaumburg	Chicago, IL	October 7, 2005	$21,458,000

The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Hotel operating revenues	$7,912	$19,587	$42,822	$68,397

Operating costs and expenses	6,775	16,590	42,587	53,173
Depreciation and amortization	—	2,478	2,535	7,298

Total operating costs and expenses	6,775	19,068	45,122	60,471

Operating income (loss)	1,137	519	(2,300)	7,926
Interest expense	(618)	(1,324)	(1,918)	(3,703)
Interest income	31	25	131	76
Loss on early extinguishment of debt	(937)	—	(937)	—
Other expense, net	—	(1)	—	(33)
Income tax benefit	281	—	3,981	—
Gain on sale of assets	89,300	—	89,278	—
Minority interests	(1,262)	161	(1,131)	(1,034)

Income (loss) from discontinued operations	$87,932	$(620)	$87,104	$3,232

5.	INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest in and acted as asset manager for a joint venture that owned the InterContinental Prague and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Prague and no longer accounts for the investment using the equity method of accounting (see note 3). SHR’s investment in the hotel totaled $12,886,000 at December 31, 2005. As of August 3, 2006, SHR eliminated its investment ($14,987,000) in the joint venture in connection with recording the acquisition described above. SHR’s equity in earnings of the joint venture amounted to $42,000 and $757,000 for the three months ended September 30, 2006 and 2005, respectively, and $222,000 and $2,315,000 for the nine months ended September 30, 2006 and 2005, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Investment in the Hotel del Coronado

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company, through its subsidiaries, paid $71,342,000 (including $21,250,000 of escrow deposits paid in 2005) to fund its investment in the Partnerships, which was funded with borrowings under the Company’s bank credit facility, and the Hotel Venture refinanced the property with $610,000,000 of proceeds from the mortgage and mezzanine financings discussed below as well as borrowings of $10,500,000 on the bank credit facility. SHR earns fees under an asset management agreement with the Partnerships. SHR receives fees amounting to 1% of the Hotel Ventures’ revenues and 2% of the Partnership’s development costs. In addition, SHR earns financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $257,000 and $1,845,000 for the three and nine months ended September 30, 2006, respectively, and are included in other income, net on the consolidated statements of operations. The Company accounts for the Partnerships using the equity method of accounting.

In connection with the acquisition, the entities entered into partnership agreements, which contain provisions regarding allocations of net income and loss to the partners and the distribution of cash to the partners. These allocations are based on the partners’ pro-rata ownership interests in the Hotel Venture and North Beach Venture.

On January 9, 2006, the Hotel Venture entered into mortgage and mezzanine loans with German American Capital Corporation (GACC), as lender. The principal amount of the loans is $610,000,000 and they accrue interest at LIBOR plus a blended spread of 2.08% per annum (7.41% at September 30, 2006). In addition, the Hotel Venture entered into a $20,000,000 revolving credit facility with GACC that bears interest at LIBOR plus 2.50% per annum (7.82% at September 30, 2006). At September 30, 2006, there was no amount outstanding on the revolving credit facility. The mortgage loan is secured by a mortgage on the Hotel del Coronado and the mezzanine loans and revolving credit facility are secured by a pledge of the equity interest held by the borrowers in their subsidiaries.

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

Further, on January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.82% at September 30, 2006). At September 30, 2006, there was $17,133,000 outstanding on the construction loan.

At September 30, 2006, SHR’s investment in the Partnerships totaled $69,980,000. SHR’s equity in income (losses) of the Partnerships amounted to $918,000 and $(518,000) for the three and nine months ended September 30, 2006, respectively. This amount includes the Company’s 45% interest in the Partnerships after elimination of asset management fees.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the three months ended September 30, 2006 and for the period from January 9, 2006 to September 30, 2006 (in thousands):

	Three Months Ended September 30, 2006	For the Period From January 9, 2006 to September 30, 2006
Total revenues	$40,153	$101,259

Expenses:
Property and other costs	21,703	59,782
Depreciation and amortization	2,953	8,409
Interest expense	11,435	32,408
Other expense, net	984	1,530
Income tax expense	750	900

Total expenses	37,825	103,029

Net income (loss)	$2,328	$(1,770)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of September 30, 2006 (in thousands):

Property and equipment, net	$343,182
Intangible assets, net	49,398
Goodwill	23,401
Cash and cash equivalents	8,837
Restricted cash and cash equivalents	5,604
Other assets	21,990

Total assets	$452,412

Mortgage and other debt	$610,000
Construction loan	17,133
Other liabilities	31,562

Total liabilities	658,695

Total partners’ deficit	(206,283)

Total liabilities and partners’ deficit	$452,412

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel that is sold in fractional ownership interests. At September 30, 2006 and December 31, 2005, SHR’s investment amounted to $3,197,000 and $2,647,000, respectively. SHR’s equity in earnings of the joint venture amounted to $241,000 and $550,000 for the three and nine months ended September 30, 2006, respectively.

6.	INDEBTEDNESS

Bank Credit Facility:

On November 9, 2005, SH Funding entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This agreement replaced the previous bank

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

credit facility agreement that was entered into on June 29, 2004. The agreement provides for a $125,000,000 revolving loan and expires November 9, 2009, subject to a one-year extension at the borrower’s option. On May 30, 2006 and August 28, 2006, SHR amended the agreement to increase the revolving loan to $150,000,000 and $225,000,000, respectively. Under the amended agreement SHR has a letter of credit sub-facility of $50,000,000. The borrowing base of $225,000,000 is based on a minimum of seven qualified properties (as defined in the agreement). SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% as of September 30, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $75,000,000 or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $75,000,000. Under the agreement, dividend payments may not exceed 90% of funds from operations, subject to dividend payments required to preserve the Company’s REIT status. The agreement also requires maintenance of certain other financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2006. At September 30, 2006 and December 31, 2005, $106,000,000 and $26,000,000, respectively, was outstanding under this facility and the weighted-average interest rate for the nine months ended September 30, 2006 was 6.73%. The Company had outstanding letters of credit of $12,000,000 at September 30, 2006 (see note 13).

Mortgages and Other Debt Payable:

Mortgages and other debt are summarized as follows (in thousands):

	September 30, 2006	December 31, 2005
Mortgage Loans, Commercial Mortgage-Backed Securities and Mezzanine Debt	$1,417,207	$626,462
Other debt	8,550	6,918

	$1,425,757	$633,380

Mortgage Loans, Commercial Mortgage-Backed Securities (CMBS) and Mezzanine Debt

On September 1, 2006, the Company entered into loan agreements with Citigroup Global Markets Realty Corp. Aggregate proceeds from these financings amounted to $270,000,000, consisting of CMBS totaling $180,000,000 and mezzanine loans totaling $90,000,000. The CMBS loan is secured by a mortgage on the Fairmont Scottsdale Princess hotel (carrying amount of $358,256,000 at September 30, 2006) and the mezzanine loan is secured by the Company’s equity interests in the hotel. The CMBS loan matures on September 9, 2008, subject to three one-year extensions at the Company’s option. The mezzanine loan matures on March 9, 2007, subject to the Company’s option to extend to September 9, 2008. Interest on the CMBS loan is payable monthly at LIBOR plus 0.56%. Interest on the mezzanine loan is payable monthly at LIBOR plus 0.70% through March 9, 2007. If the mezzanine loan is extended to September 9, 2008, interest will accrue after March 9, 2007 at LIBOR plus 3.50%. Principal and any unpaid interest are payable at maturity. The blended interest rate at September 30, 2006 was 5.94%.

On August 31, 2006, the Company entered into a facility agreement with Barclays Bank PLC, as lender and Barclays Capital Mortgage Servicing Limited, as security agent. The facility agreement provides the Company with a £77,250,000 ($144,643,000 based on the foreign exchange rate as of September 30, 2006) revolving loan maturing on August 30, 2007 with the option to convert to a term loan maturing on October 15, 2013. Interest is payable quarterly at LIBOR plus 1.10%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2006 was 6.08%. The loan is secured by among other things, the Marriott Grosvenor Square hotel (carrying amount of $192,959,000 at September 30, 2006).

On July 6, 2006, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan was $220,000,000 which accrues interest at LIBOR plus 0.70%. The loan is

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

secured by, among other things, the Westin St. Francis hotel (carrying amount of $435,220,000 at September 30, 2006). Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel. The loan matures on August 1, 2008, subject to three one-year extensions at the Company’s option. Interest is payable monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2006 was 6.03%.

In connection with the purchase of the InterContinental Prague hotel, SHR assumed a €68,319,000 ($85,891,000) loan with Aareal Bank. The loan is secured by, among other things, the InterContinental Prague hotel (carrying amount of $182,387,000 at September 30, 2006). The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2007, subject to a one year extension at the Company’s option. Interest and principal are payable quarterly with a final payment of €62,652,000 ($72,448,000 based on the foreign exchange rate as of September 30, 2006) due on July 15, 2008 (assuming the extension option under the loan). At September 30, 2006, the principal balance was €67,663,000 ($85,803,000 based on the foreign exchange rate as of September 30, 2006). The interest rate at September 30, 2006 was 4.58%.

On November 9, 2005, subsidiaries of SHR (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with GACC. Initial funding of $220,000,000 was received on November 9, 2005, a secondary draw of $90,000,000 was received on June 28, 2006 and a final draw of $38,290,000 was received on August 25, 2006. Proceeds from the original funding, together with available cash, were used to retire the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 as described below. The new notes are secured by mortgages on six hotel properties owned by the Borrowers (carrying amount of $520,484,000 at September 30, 2006). The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest is payable monthly at LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2006 was 6.18%.

On July 14, 2006 and September 7, 2006, $13,290,000 and $42,505,000, respectively, of the Floating Rate loan that was entered into on November 9, 2005 was repaid as a result of proceeds received from the sales of the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport Hotel, respectively. After these repayments, the principal balance was $292,495,000 at September 30, 2006. In connection with the repayment, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties applicable to the debt. These costs amounted to $937,000 and have been included in income from discontinued operations for the three and nine months ended September 30, 2006.

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. The CMBS loans are secured by mortgages on the two hotels (carrying amount of $279,997,000 at September 30, 2006) owned by the Ventures and the mezzanine loans are secured by the Ventures’ equity interests in the two hotels. The CMBS and mezzanine loans mature on April 9, 2007, subject to three one-year extensions at the Ventures’ option. Interest is payable monthly at LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at September 30, 2006 was 7.08%.

On June 29, 2004, certain subsidiaries of the Company (the Subsidiaries) completed two mortgage loan financings with GACC (the fixed rate loan) and a group of lenders led by LaSalle Bank National Association acting as trustee (the floating rate loan). Aggregate proceeds from these financings amounted to $408,500,000, consisting of a fixed rate loan totaling $208,500,000 and a floating rate loan totaling $200,000,000.

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $275,808,000 at September 30, 2006) owned by the Subsidiaries. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule. The unamortized principal balance at September 30, 2006 was $202,267,000.

On August 24, 2004, the Subsidiaries entered into an Amended and Restated Indenture for the issuance of $275,000,000 of floating rate notes of the Subsidiaries. This new indenture amended and restated the $200,000,000 floating rate loan completed on June 29, 2004. The new notes were secured by mortgages on nine

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

hotel properties owned by the Subsidiaries, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes had a maturity date of September 9, 2006, subject to three one-year extensions at the Subsidiaries’ option. Interest was payable monthly at LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest were payable.

On October 7, 2005 and October 27, 2005, $17,250,000 and $18,865,000 of the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 was repaid as a result of proceeds received from the sales of the Marriott Schaumburg and the Embassy Suites Lake Buena Vista, respectively. The remaining principal balance of $238,885,000 was repaid on November 9, 2005 using the proceeds of the $350,000,000 Floating Rate CMBS financing described above. In connection with the repayment, SHR sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt.

Both the fixed and floating loan agreements require various cash reserve accounts. At September 30, 2006 and December 31, 2005, these cash reserves aggregate $31,438,000 and $11,196,000, respectively, and are included in restricted cash and cash equivalents in the accompanying consolidated balance sheets.

Other Debt

In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel, SHR assumed a loan payable to an affiliate of the hotel manager. Loan proceeds were used to partially fund a property renovation, including purchases of furniture, fixtures and equipment (FF&E). Interest accrues at LIBOR plus 3.5%. Interest is payable monthly and principal payments are based on available FF&E reserves with all unpaid principal and interest due December 31, 2015. As of September 30, 2006, the outstanding loan balance was $8,550,000, and the interest rate was 8.75%.

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

The following table summarizes the aggregate maturities (including extension options) for all mortgages and other debt payable as of September 30, 2006 (in thousands):

Years ended December 31,	Amounts
2006 (remainder)	$490
2007	3,067
2008	179,011
2009	3,421
2010	498,108
Thereafter	741,660

Total	$1,425,757

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $2,171,000 and $516,000 for the three months ended September 30, 2006 and 2005, respectively and $5,658,000 and $650,000 for the nine months ended September 30, 2006 and 2005, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $530,000 and $871,000 for the three months ended September 30, 2006 and 2005, respectively and $1,350,000 and $2,415,000 for the nine months ended September 30, 2006 and 2005, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

7.	MINORITY INTERESTS

SHR’s minority interests pertain to its operating partnership (SH Funding) and its other consolidated affiliates. The other consolidated affiliates include (a) two joint ventures that own the InterContinental Chicago and Miami hotels and (b) SHC Prague InterContinental B.V. (Prague B.V.) and its Czech subsidiaries that own and operate the InterContinental Prague hotel.

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

SHR reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Minority interest income (expense) attributable to net (loss) earnings from these properties amounted to $58,000 and $(731,000) for the three and nine months ended September 30, 2006, respectively, which is reflected as minority interest income (expense) in consolidated affiliates in the statements of operations. Based on its partnership agreement with its joint venture partner, no earnings or losses from these properties were allocated to minority interests in 2005. Included in distributions payable in the accompanying September 30, 2006 balance sheet is $340,000 payable to minority interests related to the InterContinental Chicago and Miami hotels.

The minority interest applicable to consolidation of Prague B.V. pertains to a 3.7% interest in one of the Prague B.V.’s Czech subsidiaries. There was no earnings or loss attributable to this minority interest for the period August 3, 2006 to September 30, 2006.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2005 (excluding 1,083,134 and 8,366,091 units of SH Funding outstanding at September 30, 2006 and December 31 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option; and 403,533 and 296,859 restricted stock units at September 30, 2006 and December 31, 2005, respectively – see note 10) (in thousands):

Outstanding at December 31, 2005	43,878
Common stock issued	24,100
Operating partnership units redeemed for common shares	7,283
Restricted stock units redeemed for common shares	38

Outstanding at September 30, 2006	75,299

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

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding:

The Company offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests on January 20, 2006 by its waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. Subsequent to January 20, 2006, holders of an additional 53,367 limited liability interests in SH Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. After these exchanges, SHR’s ownership share of SH Funding increased to approximately 99%.

Distributions to Shareholders and Unitholders:

Declaration Date	Distribution Per Share/Unit	Shareholders/Unitholders of Record Date	Date Paid	Amount Paid
December 13, 2005	$0.22	December 31, 2005	January 20, 2006	$11,531,000
March 15, 2006	$0.23	March 31, 2006	April 20, 2006	$13,927,000
June 9, 2006	$0.23	June 30, 2006	July 10, 2006	$17,634,000
September 7, 2006	$0.23	September 29, 2006	October 10, 2006	$17,629,000

Preferred Stock:

On May 17, 2006, SHR completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $138,472,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting March 31, 2006.

Declaration Date	Distribution Per Share	Shareholders of Record Date	Date Paid	Amount Paid
Distributions to Preferred Shareholders –Series A
March 2, 2006	$0.53125	March 15, 2006	March 31, 2006	$2,125,000
June 9, 2006	$0.53125	June 20, 2006	June 30, 2006	$2,125,000
September 7, 2006	$0.53125	September 19, 2006	September 29, 2006	$2,125,000

Distributions to Preferred Shareholders – Series B
March 2, 2006	$0.34375	March 15, 2006	March 31, 2006	$1,581,000
June 9, 2006	$0.51563	June 20, 2006	June 30, 2006	$2,372,000
September 7, 2006	$0.51563	September 19, 2006	September 29, 2006	$2,372,000

Distributions to Preferred Shareholders – Series C
June 9, 2006	$0.24635	June 20, 2006	June 30, 2006	$1,416,000
September 7, 2006	$0.51563	September 19, 2006	September 29, 2006	$2,965,000

9.	DERIVATIVES

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

The market values of the Company’s interest rate caps and swaps were as follows (in thousands):

	September 30, 2006	December 31, 2005
Interest rate caps	$(41)	$1
Interest rate swaps	(2,745)	5,015

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Interest Rate Caps:

On September 1, 2006, SHR purchased an interest rate cap with a LIBOR strike price of 7.50%. This cap expires on September 15, 2008. The interest rate cap, with a notional amount of $180,000,000 covers the CMBS loan secured by the Fairmont Scottsdale Princess hotel.

On August 3, 2006, SHR assumed an interest rate cap with a LIBOR strike price of 5.00%. This cap expires on July 15, 2007. The interest rate cap has a notional amount covering the entire €68,319,000 of the mortgage debt related to the InterContinental Prague hotel.

On November 9, 2005, SHR purchased an interest rate cap with a LIBOR strike price of 8.50%. This cap expires on November 15, 2007. The interest rate cap has a notional amount covering the entire $350,000,000 of the CMBS Floating Rate loan.

On April 1, 2005, the joint ventures that own the InterContinental Chicago and Miami hotels purchased interest rate caps with LIBOR strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were purchased with notional amounts covering the entire $202,000,000 of the CMBS and mezzanine loans. Concurrently with the purchase of the interest rate caps described above, SH Funding entered into an agreement to sell caps with strike prices ranging from 5.48% to 7.42%. These caps expire on April 15, 2007. The interest rate caps were sold with notional amounts of $202,000,000.

On August 18, 2004, SHR purchased an interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of July 15, 2006. Originally, an interest rate cap was purchased with a notional amount covering the entire $200,000,000 of floating rate notes, but SHR sold an offsetting cap due to the execution of a swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. On August 18, 2004, SHR purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

Unlike the Company’s swaps described below, the caps as of September 30, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Interest Rate Swaps:

At September 30, 2006, the aggregate notional amount of SHR’s interest rate swaps was $871,000,000. These swaps have fixed pay rates against LIBOR ranging from 3.62% to 5.50% and maturity dates ranging from June 2007 to August 2013.

10.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

The Company recorded compensation expense of $569,000 and $468,000 related to share-based employee compensation (net of forfeitures) for the three months ended September 30, 2006 and 2005, respectively, and $2,269,000 and $1,455,000 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, there was $9,341,000 of total unrecognized compensation cost related to nonvested RSUs, performance-based RSUs and stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.6 years. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment.”

Restricted Stock Units (RSUs):

SHR issues RSUs to certain employees, officers and directors under its 2004 incentive plan. RSUs represent awards of shares of the Company’s common stock that vest ratably over four years or as otherwise approved by the Compensation Committee of the Board of Directors, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash. At September 30, 2006, a total of 755,480 RSUs were outstanding with an aggregate value at issuance of $13,598,000. At September 30, 2006, a total of 403,533 RSUs were vested.

On September 7, 2006 SHR granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock (Target Shares) at target performance (Performance Shares). Performance Shares are earned based on the achievement of specified budgeted levels of Funds from Operations (FFO) per share and total shareholder returns measured against the Bloomberg Hotel REIT Index. Two thirds of the Performance Shares are earned based on SHR’s performance versus budgeted FFO with one third earned based on performance versus the Bloomberg REIT Index. The Performance Shares are earned in equal amounts on three annual measurement dates beginning December 31, 2007. Performance Shares actually earned will vary depending on the relative percentage achievement compared to the targeted achievement levels. Such Shares vest one year after they are earned subject to acceleration upon certain events and other terms.

Stock Options:

SHR may issue stock options to certain employees, officers and directors under its 2004 incentive plan. On September 7, 2006, SHR granted options to its Chief Executive Officer to purchase 669,797 shares of common stock at a $20.40 per share exercise price. The stock options will vest in three equal annual installments beginning on December 31, 2008, subject to acceleration upon certain events, and once vested, will remain exercisable for up to ten years after the grant date subject to earlier termination upon certain events and other terms.

The fair value for options granted was estimated at the time the options were granted using the Black-Scholes option-pricing model with the following assumptions:

Assumptions:
Risk-free interest rate	4.78%
Expected dividend yield	4.51%
Volatility	23.91%
Expected life	7 years
Fair value of options granted	$3.80 per share

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. Prior to July 1, 2006, the Company matched 50% of the first 6% of compensation that an employee elected to defer. The Company’s matching contribution vested at 33.33% per year of service. Effective July 1, 2006, the Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. For 2006, employees’ full year compensation will be considered in the increase of the Company match and appropriate true-up adjustments to employee accounts will be made. The Company can make additional discretionary contributions. Any discretionary matching contributions vest at 33.33% per year of service. Contributions by the Company were $75,000 and $21,000 for the three months ended September 30, 2006 and 2005, respectively, and $181,000 and $94,000 for the nine months ended September 30, 2006 and 2005, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

12.	RELATED PARTY TRANSACTIONS

The Company has an asset management agreement with SHC LLC, under which the Company has managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement commenced on June 29, 2004. SHC LLC sold three properties in 2005 and three properties in the nine months ended September 30, 2006. As a result of the disposition of these properties, the asset management fee was reduced annually to approximately $703,000. For the three months ended September 30, 2006 and 2005, SHR recognized approximately $449,000 and $1,250,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other income, net. For the nine months ended September 30, 2006 and 2005, SHR recognized approximately $1,775,000 and $3,750,000, respectively, of income related to its asset management agreement with SHC LLC, which is included in other income, net. On August 15, 2006, SHC LLC notified the Company that effective November 15, 2006 it will voluntarily terminate the agreement. Under terms of the agreement, SHC LLC will pay a one time termination fee to the Company of $250,000.

During the nine months ended September 30, 2005, Goldman Sachs & Co., an affiliate of certain shareholders of SHR and an initial purchaser in the Series A Preferred Stock offering, received $1,000,000 of the initial purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. In addition, during the three and nine months ended September 30, 2005, Goldman Sachs & Co. received $1,446,000 in fees as an underwriter for the August 2005 common stock offering. During the nine months ended September 30, 2006, Goldman Sachs received $1,996,000 in discounts and commissions. (see note 8)

13.	COMMITMENTS AND CONTINGENCIES

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

Letters of Credit:

As of September 30, 2006, SHR had provided $12,000,000 in letters of credit. Letters of credit for $11,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property (see note 3). Under the agreement, subject to the progress of the construction, the letters of credit commitment will increase to $23,000,000 during the next two years. The letters of credit commitment will decrease upon the first of two scheduled closings under the construction timeline in 2008. The project is expected to close in late 2009. A letter of credit for $1,000,000 was provided related to a construction project at one of SHR’s properties.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of September 30, 2006, SHR’s foreign operations consisted of two Mexican hotel properties, the LaSolana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, two European properties and leasehold interests in each of a French and a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues (excluding amounts related to discontinued operations):
United States	$171,456	$89,036	$401,614	$250,608
International	29,984	18,160	75,210	59,214

Total	$201,440	$107,196	$476,824	$309,822

	As of September 30, 2006	As of December 31, 2005
Long-lived Assets:
United States	$2,262,560	$1,039,269
International	544,810	112,071

Total	$2,807,370	$1,151,340

15.	HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350,000,000, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, are inspecting the property and implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32,685,000; however, while the Company has substantially completed its evaluation of the impact of the hurricane on the hotel and is in the process of planning reconstruction activities, the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. A $3,000,000 increase in the property damage was recorded during the first quarter of 2006. As of September 30, 2006, the Company has recorded a net fixed asset write-off and a corresponding insurance recoveries receivable for this $32,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

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

The Company has hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company recognizes a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

the period that the Company experiences lost income from the affected property, resulting in fluctuations in the Company’s net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through September 30, 2006, the Company has recorded $44,382,000 in insurance recoveries related to property damage and business interruption. The Company has collected $50,000,000 in insurance proceeds through September 30, 2006, including $10,000,000 collected in 2005. Of the $44,382,000 total receivable recorded, $32,685,000 represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $11,697,000 represents a probable recovery of expenses incurred through September 30, 2006. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in September 2005. In addition, the Company has capitalized interest expense amounting to $1,281,000 and $3,827,000 for the three and nine months ended September 30, 2006, respectively, and $423,000 for the three and nine months ended September 30, 2005 and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$32,685
Recovery of costs incurred	11,697
Proceeds received as of September 30, 2006	(50,000)

Insurance proceeds received in excess of insurance recoveries receivable as of September 30, 2006	$(5,618)

16.	TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, the Company was required to pay MHS an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee will not be required if the Company has entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid MHS the initial termination fee of $5,000,000. The Company also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. For the nine months ended September 30, 2006, the Company recorded a charge of $9,784,000 for the present value of the termination fees and estimated severance and relocation costs. The charges are included in discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2006.

17.	SUBSEQUENT EVENTS

On October 6, 2006, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels refinanced two mortgage loans with Citigroup Global Markets Realty Corp., as lender. The principal amount of the InterContinental Chicago loan is $120,000,000 which is currently accruing interest at LIBOR plus 0.31% per annum. On October 20, 2006, the principal amount of the InterContinental Chicago loan was amended to $121,000,000. The principal amount of the InterContinental Miami loan is $90,000,000 which is currently accruing interest at LIBOR plus 0.73% per annum. The loans are secured by, among other things, mortgages on the InterContinental Chicago and Miami hotels. The loans mature on October 9, 2008, subject to three one-year extensions at the Ventures’ option.

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

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 99% of its membership units as of September 30, 2006. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SH Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2006 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties. We sold the Marriott Schaumburg and the Embassy Suites Lake Buena Vista in 2005 and the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport in 2006. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2006 and 2005.

On April 1, 2005, we purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami for an agreed aggregate value of approximately $301.0 million and established a new basis of approximately $297.0 million. Our total initial investment was $285.4 million. On September 1, 2005, we purchased the Fairmont Chicago for approximately $158.0 million. On January 9, 2006 we acquired a 45% managing joint venture ownership interest in the Hotel del Coronado for our pro rata share of an agreed upon market value of $745.0 million. On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $170.0 million. On June 1, 2006, we purchased the Westin St. Francis hotel for approximately $439.3 million. On July 7, 2006, we purchased the Ritz-Carlton Laguna Niguel hotel for approximately $327.5 million and assumed $8.6 million in debt. On August 3, 2006, we purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague Hotel for approximately $75.5 million and assumed debt of $85.9 million. On August 31, 2006, we purchased the Marriott London Grosvenor Square hotel for a purchase price of $201.5 million. On September 1, 2006, we purchased the Fairmont Scottsdale Princess and an adjacent 10-acre development parcel for approximately $350.4 million.

We define our total portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis. We define our Comparable REIT Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported comparable operating results throughout the reporting periods being presented. Accordingly, our comparable hotels for purposes of the comparison of the three and nine months ended September 30, 2006 and 2005 do not include the Hyatt New Orleans which was taken out of service in September 2005, the Fairmont Chicago which we purchased in September 2005, the Four Seasons Washington D.C. which we purchased in March 2006, the Westin St. Francis which we purchased in June 2006, the Ritz-Carlton Laguna Niguel which we purchased in July 2006, the InterContinental Prague which we purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague in August 2006, the Marriott London Grosvenor Square which we purchased in August 2006, the Fairmont Scottsdale Princess which we purchased in September 2006, the Hotel del Coronado which we account for under the equity method, and all sold properties that are included in discontinued operations. Our comparable hotels for purposes of the comparison of the nine months ended September 30, 2006 and 2005 also do not include the InterContinental Chicago and Miami hotels, which we purchased 85% controlling interests in April 2005.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue consists of (in thousands):

	For the Nine Months Ended September 30,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues	2006	2005	2006 % of Total Revenues	2005 % of Total Revenues
Revenues:
Rooms	$258,772	$164,657	54.3%	53.1%	$113,236	$103,745	49.3%	49.1%
Food and beverage	155,517	100,983	32.6%	32.6%	73,341	68,288	32.0%	32.3%
Other hotel operating revenues	46,828	30,689	9.8%	9.9%	27,008	25,687	11.8%	12.2%

	461,117	296,329	96.7%	95.6%	213,585	197,720	93.1%	93.6%
Lease revenue	15,707	13,493	3.3%	4.4%	15,707	13,493	6.9%	6.4%

Total revenues	$476,824	$309,822	100.0%	100.0%	$229,292	$211,213	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•	Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as telephone, parking, golf course, spa, entertainment and other guest services and is also driven by occupancy.

•	Lease revenue. We earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott). Lease revenue for the Hamburg Marriott consists of a fixed annual rental paid in monthly installments plus a percentage of profits in excess of the base rent. As a result of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate, or ADR,

•	net revenue per available room, or RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room, or Total RevPAR, which includes RevPAR and food and beverage and other hotel revenues per available room.

Fluctuations in revenues, which tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher room revenues. However, a greater percentage of certain group guests which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services may contribute to a higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines. Our ADR increased 17.8% to $233.28 during the nine months ended September 30, 2006 from $198.03 during the nine months ended September 30, 2005. With respect to the Comparable REIT Assets, ADR increased by 9.3% to $246.59 for the nine months ended September 30, 2006 from $225.62 for the nine months ended September 30, 2005.

Operating Costs and Expenses. Our operating costs and expenses consist of the costs to provide hotel services, including (in thousands):

	For the Nine Months Ended September 30,
	Total Portfolio				Comparable REIT Assets
	2006	2005	2006 % of Total Hotel Operating Expenses	2005 % of Total Hotel Operating Expenses	2006	2005	2006 % of Total Hotel Operating Expenses	2005 % of Total Hotel Operating Expenses
Operating Costs and Expenses:
Rooms	$63,901	$38,958	18.8%	17.8%	$24,492	$22,654	15.7%	15.2%
Food and beverage	109,604	70,827	32.3%	32.3%	52,291	49,624	33.5%	33.3%
Other departmental expenses	119,784	80,489	35.2%	36.7%	59,929	57,506	38.4%	38.5%
Management fees	16,289	10,807	4.8%	4.9%	7,122	7,374	4.6%	4.9%
Other hotel expenses	30,143	18,203	8.9%	8.3%	12,100	12,062	7.8%	8.1%

Total hotel operating expenses	339,721	219,284	100.0%	100.0%	155,934	149,220	100.0%	100.0%
Lease expense	10,417	9,968			10,417	9,968
Depreciation and amortization	49,357	31,740			20,334	20,049
Corporate expenses	18,353	14,786			—	—

	78,127	56,494			30,751	30,017

Total operating costs and expenses	$417,848	$275,778			$186,685	$179,237

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Like food and beverage revenue, occupancy and local social catering are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning ancillary revenue.

•	Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

•	Lease expense. We recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott and record lease expense on our statements of operations.

•	Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, restricted stock units plan expense, professional fees, travel expenses and office rent.

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

Recent Trends and Events

Recent Trends. In the third quarter of 2006, the overall economy and the travel industry continued to gain momentum from the recovery that began in 2004 and accelerated in 2005. The improved demand continues to be driven by the business traveler and the strength of the leisure market. For example, with respect to the Comparable REIT Assets, RevPAR increased 10.5% to $183.64 for the nine months ended September 30, 2006 from $166.17 for the nine months ended September 30, 2005.

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

We have comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32.7 million; however, while we have substantially completed our evaluation of the impact of the hurricane on the hotel and are in the process of planning our reconstruction activities, the actual net book value write-off could vary from this estimate.

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

Through September 30, 2006, we have recorded $44.4 million in insurance recoveries receivable related to property damage and business interruption recoveries. We have collected $50.0 million in insurance proceeds through September 30, 2006, including $10.0 million collected in 2005. Of the $44.4 million total receivable recorded, $32.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $11.7 million represents a probable recovery of expenses incurred through September 30, 2006.

Common Stock Offerings. During the first quarter of 2006, we completed a public offering of common stock at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by us and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $151.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

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

Preferred Stock Offerings. On January 31, 2006, we completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and estimated expenses, we raised net proceeds of approximately $110.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

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

In 2005, we purchased the promissory notes and made a refundable deposit of $1.0 million on the equity investment. On March 8, 2006, we acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the remaining equity interests, title to the Hotel Site transferred to us and the previously acquired promissory notes were converted to equity. Initially, we assumed an agreement to purchase the Villa Site for which consideration was expected to be paid in fixed installments (estimated at $13.5 million) over a four-year period. In addition to these installments, additional payments were required (based on a formula in the agreement) upon sale of villa units. Negotiations with respect to the nature, timing and amount of the fixed and variable payments resulted in termination of the previous agreement. The new agreement required a single payment of $18.0 million, which, along with acquisition costs, was paid in the third quarter of 2006, with no future obligation to pay any variable amounts upon sale of the villas.

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

On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $170.0 million. We used proceeds from our common stock and preferred stock offerings described above to acquire this property.

On June 1, 2006, we purchased the Westin St. Francis San Francisco hotel for approximately $439.3 million. We used proceeds from our common and preferred stock offerings described above to acquire this property. On July 6, 2006, a subsidiary of SHR entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan was $220.0 million and accrues interest at LIBOR plus 0.70%. The loan is secured by, among other things, the Westin St. Francis hotel. Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel.

On July 7, 2006, we purchased the Ritz-Carlton Laguna Niguel from SHC LLC for approximately $327.5 million and assumed $8.6 million in debt. We used proceeds from our common and preferred stock offerings described above to acquire this property as well as proceeds from a mortgage debt financing secured by the Westin St. Francis.

On August 3, 2006, we purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, for $75.5 million and assumed debt of $85.9 million. The purchase brings our interest in the entity that owns the property to 100%. The acquisition was financed using borrowings under the bank credit facility.

On August 31, 2006, we purchased the Marriott London Grosvenor Square hotel for $201.5 million. The acquisition was financed using mortgage debt and borrowings on the bank credit facility.

On September 1, 2006 we purchased the Fairmont Scottsdale Princess hotel and an adjacent development land parcel for approximately $350.4 million. We used mortgage debt and borrowings on the bank credit facility to acquire this property.

On September 26, 2006, we entered into an agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property consisting of approximately 15 floors that will primarily house 210 hotel suites, meeting and prefunction space, hotel lobby and related areas and associated improvements for approximately $82.4 million. The acquisition, expected to close in late 2009, remains subject to contractual closing conditions. Letters of credit were required to be issued as an earnest money deposit under our agreement to acquire the interest.

Sales of Hotels. On July 14, 2006, we sold the Marriott Rancho Las Palmas Resort for $54.8 million. On September 7, 2006, we sold the Hilton Burbank Airport and Convention Center for $123.3 million. We recognized a gain on these sales of $89.3. The gain on sale of these properties has been classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2006.

Termination of Management Agreement. During the first quarter of 2006, we reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, we are required to pay MHS an initial termination fee of $5.0 million upon termination, which was paid in July 2006, and an additional termination fee of $5.0 million in 2009, provided that the additional termination fee will not be required if we have entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. We also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. We recorded a charge of $9.8 million for the present value of the termination fees and estimated severance and relocation costs. This charge is included in income (loss) from discontinued operations in the accompanying consolidated statement of operations for the nine months ended September 30, 2006.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding. We offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of our common stock. As of September 30, 2006, holders of an additional 53,367 limited liability interests in SH Funding had redeemed their interests in exchange for an equal number of shares of our common stock. After these exchanges, our ownership share of SH Funding increased to approximately 99%.

Operating Results

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the three months ended September 30, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$108,577	$56,934	$51,643	90.7%	$53,142	$48,875	$4,267	8.7%
Food and beverage	63,863	34,536	29,327	84.9%	31,368	30,969	399	1.3%
Other hotel operating revenue	21,062	10,212	10,850	106.2%	9,921	9,448	473	5.0%

	193,502	101,682	91,820	90.3%	94,431	89,292	5,139	5.8%
Lease revenue	7,938	5,514	2,424	44.0%	7,938	5,514	2,424	44.0%

Total revenues	201,440	107,196	94,244	87.9%	102,369	94,806	7,563	8.0%

Operating Costs and Expenses:
Hotel operating expenses	146,267	78,362	67,905	86.7%	71,707	68,465	3,242	4.7%
Lease expense	3,798	2,977	821	27.6%	3,798	2,977	821	27.6%
Depreciation and amortization	21,892	11,748	10,144	86.3%	10,469	10,201	268	2.6%
Corporate expenses	5,764	5,379	385	7.2%	—	—	—	—

Total operating costs and expenses	177,721	98,466	79,255	80.5%	85,974	81,643	4,331	5.3%

Operating income	23,719	8,730	14,989	171.7%	$16,395	$13,163	$3,232	24.6%

Interest expense, net	(14,992)	(9,027)	(5,965)	66.1%

Equity in earnings of joint ventures	1,201	757	444	58.7%

Other income, net	1,010	1,436	(426)	29.7%

Income before income taxes, minority interests and discontinued operations	10,938	1,896	9,042	476.9%
Income tax benefit	114	18	96	533.3%
Minority interests	(96)	(396)	300	75.8%

Income from continuing operations	10,956	1,518	9,438	621.7%
Income (loss) from discontinued operations, net of tax and minority interests	87,932	(620)	88,552	14,282.6%

Net income	$98,888	$898	$97,990	10,912.0%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$16,395	$13,163	$3,232	24.6%
Corporate expenses					(5,764)	(5,379)	(385)	7.2%
Corporate depreciation and amortization					(61)	(38)	(23)	60.5%
Non-Comparable REIT Asset operating income					13,149	984	12,165	1,236.3%

Operating Income					$23,719	$8,730	$14,989	171.7%

Operating Data (1):
Number of hotels	19	13			11	11
Number of rooms	9,321	6,281			4,394	4,394
RevPAR	$181.88	$139.27	$42.61	30.6%	$168.14	$150.62	$17.52	11.6%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers.

In October 2005, we sold two hotels and in the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in Income (loss) from discontinued operations for the three months ended September 30, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2006 that are included in Income (loss) from discontinued operations.

Operating Income. Operating income for the total portfolio increased $15.0 million, or 171.7%, to $23.7 million for the three months ended September 30, 2006, from $8.7 million for the three months ended September 30, 2005. This increase in operating income is primarily due to the following:

(a) a $3.2 million increase attributable to the Comparable REIT Assets as described below;

(b) a $4.8 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006;

(c) a $2.2 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the InterContinental Prague;

(d) a $0.6 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(e) a $3.6 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(f) a $0.1 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(g) a $0.2 million increase attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina; and

(h) a $0.8 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(i) a $0.4 million decrease attributable to an increase in corporate expenses as described below; and

(j) a $0.2 million decrease attributable to the Four Seasons Washington D.C., which we purchased March 1, 2006.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes in hotel operating income of the Comparable REIT Assets for the three months ended September 30, 2006 and 2005, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $94.2 million or 87.9% to $201.4 million for the three months ended September 30, 2006, from $107.2 million for the three months ended September 30, 2005.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $7.6 million, or 8.0%, to $102.4 million for the three months ended September 30, 2006, from $94.8 million for the three months ended September 30, 2005.

Rooms. For the total portfolio, room revenue increased $51.6 million, or 90.7%, to $108.6 million for the three months ended September 30, 2006, from $56.9 million for the three months ended September 30, 2005. RevPAR from our total portfolio excluding leased properties for the three months ended September 30, 2006 increased by 35.6% from the three months ended September 30, 2005. The components of RevPAR from our total portfolio excluding leased properties for the three months ended September 30, 2006 and 2005 are summarized as follows:

	Three Months Ended September 30,
	2006	2005
Occupancy	75.9%	69.3%
Average daily rate	$226.22	$182.81
RevPAR	$171.67	$126.63

For the Comparable REIT Assets, room revenue increased $4.3 million, or 8.7%, to $53.1 million for the three months ended September 30, 2006, from $48.9 million for the three months ended September 30, 2005. RevPAR from our Comparable REIT Assets excluding leased properties for the three months ended September 30, 2006 increased by 9.0% from the three months ended September 30, 2005. The components of RevPAR from our Comparable REIT Assets excluding leased properties for the three months ended September 30, 2006 and 2005 are summarized as follows:

	Three Months Ended September 30,
	2006	2005
Occupancy	70.6%	71.7%
Average daily rate	$210.33	$189.81
RevPAR	$148.45	$136.15

The 9.0% increase in RevPAR for the Comparable REIT Assets excluding leased properties resulted from a 1.1 percentage-point decrease in occupancy and a 10.8% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the three months include the Hyatt Regency Phoenix with a 25.1% increase and the InterContinental Chicago with a 24.3% increase, partially offset by a 16.5% decrease at the Four Seasons Mexico City. The RevPAR decrease at the Four Seasons Mexico City was primarily caused by the political unrest and protests surrounding Mexico’s presidential election.

Food and Beverage. For the total portfolio, food and beverage revenue increased $29.3 million, or 84.9%, to $63.9 million for the three months ended September 30, 2006, from $34.5 million for the three months ended September 30, 2005.

For the Comparable REIT Assets, food and beverage revenue increased $0.4 million, or 1.3%, to $31.4 million for the three months ended September 30, 2006, from $31.0 million for the three months ended September 30, 2005. This increase is primarily driven by the increase of $0.2 million in food and beverage revenue at the Hyatt Regency Phoenix, $0.6 million at the Ritz Carlton Half Moon Bay and $0.6 million at the Marriott Lincolnshire. These increases are partially offset by a decrease of $0.5 million in food and beverage revenue at the Four Seasons Mexico City and $0.4 million at the Hyatt Regency LaJolla.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $10.9 million, or 106.2% to $21.1 million for the three months ended September 30, 2006, from $10.2 million for the three months ended September 30, 2005.

For the Comparable REIT Assets, other hotel operating revenue increased $0.5 million, or 5.0% to $9.9 million for the three months ended September 30, 2006, from $9.4 million for the three months ended September 30, 2005. The increase is primarily related to $0.1 million of spa and health club revenues, $0.2 million of garage revenues and the net effect of various other revenues.

Lease Revenue. For the total portfolio and Comparable REIT Assets, lease revenue increased $2.4 million, or 44.0% for the three months ended September 30, 2006 as compared to the same period in 2005. Lease revenue for the three months ended September 30, 2006 and 2005 includes lease revenue from the Paris Marriott and Hamburg Marriott. The increase in lease revenue is primarily due to the increase in revenues at the Paris Marriott.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2006 and 2005, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Hotel operating expenses:
Rooms	$27,909	$14,306	$13,603	95.1%	$13,024	$11,916	$1,108	9.3%
Food and beverage	46,513	25,086	21,427	85.4%	22,651	22,335	316	1.4%
Other departmental expenses	51,076	29,559	21,517	72.8%	26,594	26,046	548	2.1%
Management fees	7,698	2,888	4,810	166.6%	3,082	2,660	422	15.9%
Other hotel expenses	13,071	6,523	6,548	100.4%	6,356	5,508	848	15.4%

Total hotel operating expenses	$146,267	$78,362	$67,905	86.7%	$71,707	$68,465	$3,242	4.7%

For the total portfolio, hotel operating expenses increased $67.9 million, or 86.7% for the three months ended September 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, hotel operating expenses increased $3.2 million, or 4.7% for the three months ended September 30, 2006 as compared to the same period in 2005. The increase in hotel operating expenses is primarily related to increase in salaries, wages and related benefits ($0.5 million), contract services ($0.8 million), travel agent commissions ($0.3 million), marketing ($0.3 million), utilities ($0.3 million), insurance ($0.4 million), real estate taxes ($0.2 million) and management fees ($0.4 million).

Lease Expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott, we record lease expense on our statements of operations. In connection with those transactions, we recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense related to the Paris Marriott and the Hamburg Marriott of $3.8 million and $3.0 million for the three months ended September 30, 2006 and 2005, respectively, includes an offset for the realized portion of the deferred gain of $1.1 and $1.0 million, respectively.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $10.1 million, or 86.3%, for the three months ended September 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, depreciation and amortization increased $0.3 million, or 2.6%, for the three months ended September 30, 2006 as compared to the same period in 2005.

Corporate Expenses. Corporate expenses increased by $0.4 million to $5.8 million for the three months ended September 30, 2006 from $5.4 million for the same period in 2005. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $0.4 million is primarily attributable to:

•	a $0.1 million increase in compensation expense related to restricted stock units issued,

•	a $0.2 million increase related to severance expense, and

•	a $0.6 million increase in payroll expenses primarily due to an increase in the number of employees, offset by

•	a $0.6 million decrease in professional fees primarily applicable to Sarbanes Oxley requirements and tax consulting.

Interest Expense, Net. The $6.0 million increase in interest expense, net for the three months ended September 30, 2006 as compared to the three months ended 2005 was primarily due to:

•	a $7.7 million increase attributable to higher average borrowings; and

•	a $0.7 million increase due to higher average rates; offset by

•	a $1.7 million increase in capitalized interest;

•	a $0.2 million decrease in amortization of deferred financing costs; and

•	a $0.5 million increase in interest income.

The components of Interest expense, net for the three months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Mortgage debt	$(16,025)	$(8,427)
Bank credit facility	(1,465)	(687)
Amortization of deferred financing costs	(516)	(765)
Mark-to-market of derivative instruments	—	(21)
Interest income	843	357
Capitalized interest	2,171	516

Total interest expense, net	$(14,992)	$(9,027)

The weighted average debt outstanding for the three months ended September 30, 2006 and 2005 amounted to $1,161.4 million and $652.5 million, respectively, and the weighted average interest rates were 6.02% and 5.59%. At September 30, 2006, including the effect of interest rate swaps, 29.9% of our total debt had variable interest rates and 70.1% had fixed interest rates.

Equity in Earnings of Joint Ventures. For the total portfolio, equity in earnings of joint ventures increased $0.4 million, or 58.7% to $1.2 million for the three months ended September 30, 2006, from $0.8 million for the three months ended September 30, 2005.

On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel. During the three months ended September 30, 2006 and 2005, we recorded $42,000 and $0.8 million of income, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague. The following table presents the components of earnings resulting from the operations of the InterContinental Prague prior to our purchase in August 2006 (in thousands):

	Three Months ended September 30,
	2006	2005
Net income	$42	$757
Depreciation	115	529
Interest	75	322
Income tax expense	47	262

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development. During the three months ended September 30, 2006, we recorded $0.9 million of earnings, in our equity in earnings of joint ventures related to the Hotel del Coronado. The following table presents the components of earnings resulting from the operations of the Hotel del Coronado (in thousands):

Three Months ended September 30, 2006
Net income	$918
Depreciation	1,329
Interest	5,043
Income tax expense	750

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel that is sold in fractional ownership interests. Our equity in earnings of the joint venture amounted to $0.2 million for the three months ended September 30, 2006.

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income, net amounted to $1.0 million for the three months ended September 30, 2006 and $1.4 million for the three months ended September 30, 2005. The net change of $0.4 million is primarily attributable to the following factors:

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee was reduced to approximately $0.7 million annually. During the three months ended September 30, 2006 and 2005, we recognized $0.4 million and $1.3 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations. On August 15, 2006, SHC LLC notified us that effective November 15, 2006 it will voluntarily terminate the agreement. The $0.4 million recognized in the three months ended September 30, 2006 includes a termination fee of $0.25 million.

•	SHR earns fees under an asset management agreement with the Hotel del Coronado joint venture. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the three months ended September 30, 2006, we recognized fees amounting to $0.3 million.

•	We had non-income related state, local and franchise taxes of $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively.

Income Tax Benefit. We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

For the three months ended September 30, 2006 and 2005, income tax benefit related to continuing operations is summarized as follows (in thousands):

	2006	2005
Current tax (expense) benefit:
Europe	$(492)	$6
Mexico	(166)	(226)

	(658)	(220)

Deferred tax (expense) benefit:
Europe	(451)	(320)
Mexico	904	558
United States	319	—

	772	238

Total income tax benefit	$114	$18

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $0.3 million to $0.1 million of expense for the three months ended September 30, 2006 from $0.4 million for the three months ended September 30, 2005 primarily due to the redemption of 7.2 million operating partnership units for common shares that occurred in the first quarter 2006.

Income (Loss) from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005 and two hotels in the third quarter of 2006, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the three months ended September 30, 2006 and 2005. Income (loss) from discontinued operations amounted to $87.9 and $(0.6) million for the three months ended September 30, 2006 and 2005, respectively. The increase of $88.6 million in income from discontinued operations is primarily due to the gain on sale of the two hotels sold in the third quarter of 2006.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

The following table presents our total portfolio and Comparable REIT Assets, as defined on page 29, operating results for the nine months ended September 30, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our total portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$258,772	$164,657	$94,115	57.2%	$113,236	$103,745	$9,491	9.1%
Food and beverage	155,517	100,983	54,534	54.0%	73,341	68,288	5,053	7.4%
Other hotel operating revenue	46,828	30,689	16,139	52.6%	27,008	25,687	1,321	5.1%

	461,117	296,329	164,788	55.6%	213,585	197,720	15,865	8.0%
Lease revenue	15,707	13,493	2,214	16.4%	15,707	13,493	2,214	16.4%

Total revenues	476,824	309,822	167,002	53.9%	229,292	211,213	18,079	8.6%

Operating Costs and Expenses:
Hotel operating expenses	339,721	219,284	120,437	54.9%	155,934	149,220	6,714	4.5%
Lease expense	10,417	9,968	449	4.5%	10,417	9,968	449	4.5%
Depreciation and amortization	49,357	31,740	17,617	55.5%	20,334	20,049	285	1.4%
Corporate expenses	18,353	14,786	3,567	24.1%	—	—	—	—

Total operating costs and expenses	417,848	275,778	142,070	51.5%	186,685	179,237	7,448	4.2%

Operating income	58,976	34,044	24,932	73.2%	$42,607	$31,976	$10,631	33.2%

Interest expense, net	(27,047)	(24,141)	(2,906)	12.0%

Equity in earnings of joint ventures	254	2,315	(2,061)	89.0%

Other income, net	3,688	4,346	(658)	15.1%

Income before income taxes, minority interests and discontinued operations	35,871	16,564	19,307	116.6%
Income tax expense	(2,757)	(2,362)	(395)	16.7%
Minority interests	(1,425)	(3,305)	1,880	56.9%

Income from continuing operations	31,689	10,897	20,792	190.8%
Income from discontinued operations, net of tax and minority interests	87,104	3,232	83,872	2,595.0%

Net income	$118,793	$14,129	$104,664	740.8%

Reconciliation of Comparable REIT Assets Operating Income to Operating Income:
Comparable REIT Asset operating income					$42,607	$31,976	$10,631	33.2%
Corporate expenses					(18,353)	(14,786)	(3,567)	24.1%
Corporate depreciation and amortization					(148)	(103)	(45)	43.7%
Non-Comparable REIT Asset operating income					34,870	16,957	17,913	105.6%

Operating Income					$58,976	$34,044	$24,932	73.2%

Operating Data (1):
Number of hotels	19	13			9	9
Number of rooms	9,321	6,281			2,961	2,961
RevPAR	$176.99	$141.49	$35.50	25.1%	$183.64	$166.17	$17.47	10.5%

(1)	Properties owned through unconsolidated joint ventures and properties included in discontinued operations at the end of the periods presented are excluded from these numbers.

In October 2005, we sold two hotels and in the third quarter of 2006 we sold two hotels. The results of operations for these hotels are included in Income from discontinued operations for the nine months ended September 30, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2006 that are included in Income from discontinued operations.

Operating Income. Operating income for the total portfolio increased $24.9 million, or 73.2%, to $59.0 million for the nine months ended September 30, 2006, from $34.0 million for the nine months ended September 30, 2005. This increase in operating income is primarily due to the following:

(a) a $10.6 million increase attributable to the Comparable REIT Assets as described below;

(b) a $4.8 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006;

(c) a $2.2 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the InterContinental Prague;

(d) a $0.6 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(e) a $6.4 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(f) a $5.1 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(g) a $0.1 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(h) a $3.6 million increase attributable to the Four Seasons Washington D.C., which we purchased March 1, 2006; and

(i) a $3.3 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(j) a $8.1 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina; and

(k) a $3.6 million decrease attributable to an increase in corporate expenses as described below.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising total portfolio hotel operating income is not reflective of the operating results of the hotels. A more relevant approach is to analyze the changes in hotel operating income of the Comparable REIT Assets for the nine months ended September 30, 2006 and 2005, as described below.

Total Revenues. For the total portfolio, hotel operating revenues, including lease revenue, increased $167.0 million or 53.9% to $476.8 million for the nine months ended September 30, 2006, from $309.8 million for the nine months ended September 30, 2005.

For the Comparable REIT Assets, hotel operating revenues, including lease revenue, increased $18.1 million, or 8.6%, to $229.3 million for the nine months ended September 30, 2006, from $211.2 million for the nine months ended September 30, 2005.

Rooms. For the total portfolio, room revenue increased $94.1 million, or 57.2%, to $258.8 million for the nine months ended September 30, 2006, from $164.7 million for the nine months ended September 30, 2005. RevPAR from our total portfolio excluding leased properties for the nine months ended September 30, 2006 increased by 27.9% from the nine months ended September 30, 2005. The components of RevPAR from our total portfolio excluding leased properties for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
Occupancy	75.0%	70.5%
Average daily rate	$226.39	$188.15
RevPAR	$169.75	$132.69

For the Comparable REIT Assets, room revenue increased $9.5 million, or 9.1%, to $113.2 million for the nine months ended September 30, 2006, from $103.7 million for the nine months ended September 30, 2005. RevPAR from our Comparable REIT Assets excluding leased properties for the nine months ended September 30, 2006 increased by 9.0% from the nine months ended September 30, 2005. The components of RevPAR from our Comparable REIT Assets excluding leased properties for the nine months ended September 30, 2006 and 2005 are summarized as follows:

	Nine Months Ended September 30,
	2006	2005
Occupancy	72.2%	72.4%
Average daily rate	$233.39	$213.67
RevPAR	$168.49	$154.60

The 9.0% increase in RevPAR for the Comparable REIT Assets excluding leased properties resulted from a 0.2 percentage-point decrease in occupancy and a 9.2% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the nine months include the Ritz-Carlton Half Moon Bay with a 10.5% increase, the Four Seasons Punta Mita with a 15.9% increase and the Hyatt Regency LaJolla with an 8.7% increase.

Food and Beverage. For the total portfolio, food and beverage revenue increased $54.5 million, or 54.0%, to $155.5 million for the nine months ended September 30, 2006, from $101.0 million for the nine months ended September 30, 2005.

For the Comparable REIT Assets, food and beverage revenue increased $5.1 million, or 7.4%, to $73.3 million for the nine months ended September 30, 2006, from $68.3 million for the nine months ended September 30, 2005. This increase is primarily driven by the increase of $0.4 million in food and beverage revenue at the Hyatt Regency Phoenix, $0.4 million at the Loews Santa Monica Beach Hotel, $2.2 million at the Ritz-Carlton Half Moon Bay, $1.8 million at the Marriott Lincolnshire and $0.3 million at the Hyatt Regency LaJolla.

Other Hotel Operating Revenue. For the total portfolio, other hotel operating revenue increased $16.1 million, or 52.6% to $46.8 million for the nine months ended September 30, 2006, from $30.7 million for the nine months ended September 30, 2005.

For the Comparable REIT Assets, other hotel operating revenue increased $1.3 million, or 5.1% to $27.0 million for the nine months ended September 30, 2006, from $25.7 million for the nine months ended September 30, 2005. The increase is primarily related to $0.5 million of spa and health club revenues, $0.3 million of garage revenues and the net effect of various other revenues.

Lease Revenue. For the total portfolio and Comparable REIT Assets, lease revenue increased $2.2 million, or 16.4% for the nine months ended September 30, 2006 as compared to the same period in 2005. Lease revenue for the nine months ended September 30, 2006 and 2005 includes lease revenue from the Paris Marriott and Hamburg Marriott.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2006 and 2005, including the amount and percentage changes in these results between the two periods (in thousands).

	Total Portfolio				Comparable REIT Assets
	2006	2005	Change($)	Change(%)	2006	2005	Change($)	Change(%)
Hotel operating expenses:
Rooms	$63,901	$38,958	$24,943	64.0%	$24,492	$22,654	$1,838	8.1%
Food and beverage	109,604	70,827	38,777	54.7%	52,291	49,624	2,667	5.4%
Other departmental expenses	119,784	80,489	39,295	48.8%	59,929	57,506	2,423	4.2%
Management fees	16,289	10,807	5,482	50.7%	7,122	7,374	(252)	3.4%
Other hotel expenses	30,143	18,203	11,940	65.6%	12,100	12,062	38	0.3%

Total hotel operating expenses	$339,721	$219,284	$120,437	54.9%	$155,934	$149,220	$6,714	4.5%

For the total portfolio, hotel operating expenses increased $120.4 million, or 54.9% for the nine months ended September 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, hotel operating expenses increased $6.7 million, or 4.5% for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in hotel operating expenses is primarily related to an increase in salaries, wages and related benefits ($4.1 million), travel agent commissions ($0.4 million), credit card commissions ($0.4 million), food and beverage cost of sales ($0.2 million), utilities ($0.7 million), repairs and maintenance ($0.3 million), real estate taxes ($0.2 million) and sales and marketing costs ($0.3 million).

Lease Expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott, we record lease expense on our statements of operations. In connection with those transactions, we recorded a deferred gain.

For the total portfolio and the Comparable REIT Assets, net lease expense related to the Paris Marriott and the Hamburg Marriott of $10.4 million and $10.0 million, respectively, for the nine months ended September 30, 2006 and 2005 includes an offset for the realized portion of the deferred gain of $3.2 million and $3.3 million, respectively.

Depreciation and Amortization. For the total portfolio, depreciation and amortization increased $17.6 million, or 55.5%, for the nine months ended September 30, 2006 as compared to the same period in 2005.

For the Comparable REIT Assets, depreciation and amortization increased $0.3 million, or 1.4%, for the nine months ended September 30, 2006 as compared to the same period in 2005.

Corporate Expenses. Corporate expenses increased by $3.6 million to $18.4 million for the nine months ended September 30, 2006 from $14.8 million for the same period in 2005. These expenses consist primarily of payroll and related costs, restricted stock unit plan expense, professional fees, travel expenses and office rent. The increase of $3.6 million is primarily attributable to:

•	a $0.8 million increase in compensation expense related to restricted stock units issued,

•	a $0.6 million increase related to severance expense,

•	a $2.6 million increase in payroll expenses primarily due to an increase in the number of employees, and

•	a $0.6 million increase related to travel expenses; offset by

•	a $0.9 million decrease in professional fees primarily applicable to Sarbanes Oxley requirements and tax consulting.

Interest Expense, Net. The $2.9 million increase in interest expense, net for the nine months ended September 30, 2006 as compared to the nine months ended 2005 was primarily due to:

•	a $9.7 million increase attributable to higher average borrowings; and

•	a $1.3 million increase due to higher average rates; offset by

•	a $5.0 million increase in capitalized interest;

•	a $0.8 million decrease in amortization of deferred financing costs; and

•	a $2.2 million increase in interest income.

The components of Interest expense, net for the nine months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Mortgage debt	$(32,521)	$(21,321)
Bank credit facility	(2,164)	(2,380)
Amortization of deferred financing costs	(1,284)	(2,099)
Mark-to-market of derivative instruments	—	(54)
Interest income	3,264	1,063
Capitalized interest	5,658	650

Total interest expense, net	$(27,047)	$(24,141)

The weighted average debt outstanding for the nine months ended September 30, 2006 and 2005 amounted to $794.8 million and $572.5 million, respectively, and the weighted average interest rates were 5.82% and 5.52%. At September 30, 2006, including the effect of interest rate swaps, 29.9% of our total debt had variable interest rates and 70.1% had fixed interest rates.

Equity in Earnings of Joint Ventures. For the total portfolio, equity in earnings of joint ventures decreased $2.1 million, or 89.0% to $0.3 million for the nine months ended September 30, 2006, from $2.3 million for the nine months ended September 30, 2005.

On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel. During the nine months ended September 30, 2006 and 2005, we recorded $0.2 million and $2.3 million of income, respectively, in our equity in earnings of joint ventures related to the InterContinental Prague. The following table presents the components of earnings resulting from the operations of the InterContinental Prague prior to our purchase in August 2006 (in thousands):

	Nine Months ended September 30,
	2006	2005
Net income	$222	$2,315
Depreciation	1,126	1,574
Interest	793	1,021
Income tax expense	302	540

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP, the owner of an adjacent parcel under development. During the nine months ended September 30, 2006, we recorded $0.5 million of loss in our equity in earnings of joint ventures related to the Hotel del Coronado. The following table presents the components of losses resulting from the operations of the Hotel del Coronado (in thousands):

Nine Months ended September 30, 2006
Net loss	$(518)
Depreciation	3,784
Interest	14,277
Income tax expense	900

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel that is sold in fractional ownership interests. Our equity in earnings of the joint venture amounted to $0.6 million for the nine months ended September 30, 2006.

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. Other income, net amounted to $3.7 million for the nine months ended September 30, 2006 and $4.3 million for the nine months ended September 30, 2005. The net change of $0.7 million is primarily attributable to the following factors:

•	We have an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we manage the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee was reduced to approximately $0.7 million annually. During the nine months ended September 30, 2006 and 2005, we recognized $1.8 million and $3.8 million, respectively, of asset management fees from SHC LLC, which is included in Other income, net in the accompanying statements of operations. On August 15, 2006, SHC LLC notified us that effective November 15, 2006 it will voluntarily terminate the agreement. The $1.8 million recognized in the nine months ended September 30, 2006 includes a termination fee of $0.25 million.

•	SHR earns fees under an asset management agreement with the Hotel del Coronado joint venture. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the period ended September 30, 2006, we recognized fees amounting to $1.8 million.

•	We had non-income related state, local and franchise taxes of $1.1 million and $0.6 million for the nine months ended September 30, 2006 and 2005, respectively.

Income Tax Expense. We made an election to qualify, beginning in our 2004 tax year, as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

For the nine months ended September 30, 2006 and 2005, income tax expense related to continuing operations is summarized as follows (in thousands):

	2006	2005
Current tax benefit (expense):
Europe	$648	$1,727
Mexico	(2,917)	(2,159)

	(2,269)	(432)

Deferred tax (expense) benefit:
Europe	(1,097)	(995)
Mexico	990	(935)
United States	(381)	—

	(488)	(1,930)

Total income tax expense	$(2,757)	$(2,362)

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $1.9 million to $1.4 million of expense for the nine months ended September 30, 2006 from $3.3 million for the nine months ended September 30, 2005 primarily due to the redemption of 7.2 million operating partnership units for common shares that occurred in the first quarter.

Income from Discontinued Operations. As described under “—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005 and one hotel in July 2006, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the nine months ended September 30, 2006 and 2005. Income from discontinued operations amounted to $87.1 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increase of $83.9 million in income from discontinued operations is primarily due to the gain on sale of the two hotels sold in the third quarter of 2006.

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

Capital expenditures for the nine months ended September 30, 2006 and 2005 amounted to $66.1 million and $22.4 million, respectively. Capital expenditures for the nine months ended September 30, 2006 and 2005 includes $27.4 million and $2.0 million, respectively, to redevelop the Hyatt Regency New Orleans. Included in the 2006 and 2005 amounts are $5.7 million and $0.7 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2006, we expect to fund hotel FF&E reserve projects of approximately $8.2 million and owner-funded projects of approximately $14.4 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On November 9, 2005, we entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This agreement replaced the previous agreement that was entered into on June 29, 2004. That agreement provided for a $125.0 million revolving loan and was scheduled to expire November 9, 2009, subject to a one-year extension at the borrowers’ option. On May 30, 2006 and August 28, 2006, we amended the agreement to increase the revolving loan to $150.0 and $225.0 million, respectively. On August 28, 2006, we also amended the agreement to increase the size of the letter of credit sub-facility from $25.0 million to $50.0 million. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.50% at September 30, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.30% per annum of the unused revolver balance if the average daily-unused amount is less than $75.0 million or 0.20% per annum of the unused revolver balance if the average daily-unused amount is greater than $75.0 million. As of November 7, 2006 there was $116.0 million outstanding under this facility. As of November 7, 2006, there were outstanding letters of credit of $12.0 million.

Our bank credit facility contains financial and other restrictive covenants. As of September 30, 2006, our ability to borrow under this facility is subject to financial covenants including:

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

As of September 30, 2006, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of September 30, 2006, we had 755,480 restricted stock units outstanding, of which 403,533 were vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2005 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2005	43,878,273	8,366,091	52,244,364
Common stock offerings	24,100,000	—	24,100,000
Units converted into common shares	7,282,957	(7,282,957)	—
Restricted stock units redeemed for common shares	38,218	—	38,218

Outstanding at September 30, 2006	75,299,448	1,083,134	76,382,582

Cash Flows

Operating Activities. Net cash provided by operating activities was $76.3 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $59.5 million for the nine months ended September 30, 2005. Cash flow from operations increased primarily because of the increase in hotel operating income, offset by an increase in corporate expenses and interest expense.

Investing Activities. Net cash used in investing activities was $1,491.1 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $459.6 million for the nine months ended September 30, 2005. The significant investing activities during these periods are summarized below:

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado for approximately $50.1 million in January 2006.

•	We spent $31.4 million in connection with our acquisition of the LaSolana Hotel and Villas development sites in 2006.

•	We purchased the Four Seasons Washington D.C. for approximately $170.0 million in March 2006.

•	We purchased the Westin St. Francis for approximately $439.3 million in June 2006.

•	We purchased the Ritz-Carlton Laguna Niguel hotel for approximately $327.5 million in July 2006.

•	We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel for approximately $75.5 million in August 2006.

•	We purchased the Marriott London Grosvenor Square for approximately $201.5 million in August 2006.

•	We purchased the Fairmont Scottsdale Princess hotel and an adjacent development land parcel for approximately $350.4 million in September 2006.

•	We sold the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport hotel and received net proceeds of approximately $178.1 million in 2006.

•	We received $40.0 million of insurance proceeds in 2006 as a result of the hurricane that struck our Hyatt New Orleans property in August of 2005.

•	We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million during the nine months ended September 30, 2005.

•	We purchased the Fairmont Chicago for approximately $158.0 million in September 2005.

•	We disbursed $66.1 million and $22.4 million during the nine months ended September 30, 2006 and 2005, respectively, related to capital expenditures for renewals, replacements, room renovations and redevelopment of the Hyatt Regency New Orleans in 2006 and 2005.

Financing Activities. Net cash provided by financing activities was $1,433.3 million for the nine months ended September 30, 2006 compared to net cash provided by financing activities of $427.2 million for the nine months ended September 30, 2005. The significant financing activities during these periods are summarized below:

•	In 2006 and 2005, we received proceeds from issuance of common stock, net of offering costs of approximately $470.2 and $217.5 million, respectively.

•	In 2006 and 2005, we received proceeds from issuance of preferred stock, net of offering costs of approximately $249.4 and $97.5 million, respectively, and distributed $17.1 and $4.6 million, respectively to preferred shareholders.

•	In 2006, we received net proceeds from mortgage debt and other debt of $765.4 million and made net payments on mortgage debt and other debt of $64.9 million. In 2005, we received net proceeds from mortgage debt of $202.0 million and made net payments on mortgage debt and other debt of $2.1 million.

•	In 2006 and 2005, we paid quarterly distributions to common shareholders amounting to $40.9 and $20.1 million, respectively, and SH Funding also paid quarterly distributions to minority interest holders amounting to $2.4 and $6.2 million, respectively.

•	In 2006 we received net proceeds on the bank credit facility of $80.0 million and in 2005 we made net payments on the bank credit facility of 54.0 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	After 5 years
Long-term debt obligations	$1,531,757	$1,373	$184,616	$1,200,289	$145,479
Interest on long-term debt obligations (1)	399,392	21,255	257,702	101,471	18,964
Management termination agreement	5,000	—	5,000	—	—
Acquisition agreement – portion of mixed use building	82,400	—	82,400	—	—
Operating lease obligations—ground leases and office space	7,571	124	778	310	6,359
Operating leases – Paris Marriott and Hamburg Marriott	438,743	4,694	56,331	37,554	340,164

Total	$2,464,863	$27,446	$586,827	$1,339,624	$510,966

(1)	Interest on variable rate debt obligations is calculated based on the variable rates at September 30, 2006.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2006, $22.2 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. The Hotel Venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At September 30, 2006, there was no amount outstanding on the revolving credit facility. We account for this investment under the equity method of accounting. At September 30, 2006, our investment in the Partnerships amounted to $70.0 million. Our equity in losses of the Partnerships is $0.5 million for the nine months ended September 30, 2006.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At September 30, 2006, there was $17.1 million outstanding on the construction loan.

We earn fees under an asset management agreement with the Partnerships. We receive fees amounting to 1% of the ventures’ revenues and 2% of the ventures’ development costs. In addition, we earn financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. We recognize income of 55% of these fees, representing the percentage of the Partnerships not owned by us.

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2006, our investment in the joint venture amounted to $3.2 million. Our equity in earnings of the joint venture is $0.6 million for the nine months ended September 30, 2006.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Unaudited Condensed Consolidated Financial Statements – Note 12. Related Party Transactions” for a complete discussion of our transactions with related parties.

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

•	Impairment of Long-Lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

•	Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on the consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•	New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we estimated the net book value of the property damage sustained by the property. In conjunction with our advisors, consultants and insurance adjustors, we initially determined approximately $29.7 million of the book value of the property was damaged. Subsequent to this determination we revised our estimate and have written off an additional $3.0 million of the building’s net book value during the first quarter of 2006. While we have substantially completed our evaluation of the impact of the hurricane on the hotel, our estimate is subject to change as more information becomes available and could have an effect on our financial statements in the future.

•	Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the income statement. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenues for hotels in tourist areas, those with group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel.

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

See Item 1. Financial Statements Note 9 – Derivatives for information on our interest rate cap and swap agreements outstanding as of September 30, 2006.

As of September 30, 2006, our total outstanding mortgages and other debt payable and bank credit facility was approximately $1,531.8 million, of which approximately $458.5 million, or 29.9%, was variable rate debt. Total variable debt excludes $871.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 107 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $4.9 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 53 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million annually.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of September 30, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) that occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various claims and routine litigation arising in the ordinary course of business, which is generally expected to be covered by insurance. We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 1A. Risk Factors.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2005 or any subsequently filed quarterly reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 14, 2006, New Rancho, L.L.C. ("New Rancho"), a wholly owned subsidiary of Strategic Hotel Funding, L.L.C., the operating company of the Company, closed on its previously announced disposition of the Marriott Rancho Las Palmas Resort & Spa to KSL RLP Holdings, LLC for a sales price of $56.0 million. Exhibit 99.2 to this quarterly report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits.

	Exhibit No.	Description of Exhibit
*	10.1	Mortgage Loan Application, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company

*	10.2	Promissory Note, dated July 6, 2006

	10.3	Purchase and Sale Agreement, dated as of July 28, 2006, by and between BRE/Europe 2, S.a.r.l. and Pingleton Holding S.a.r.l. (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K (File No. 001-32223) filed on September 7, 2006, and incorporated herein by reference).

*	10.4	Purchase Agreement, dated as of August 1, 2006, by and among EU-Hotel PTE Limited and Paris Properties PTE Limited and SHC Prague InterContinental, L.L.C.

	10.5	Agreement of Purchase and Sale dated as of August 23, 2006, by and between New Burbank L.L.C. and Pyramid Hotel Opportunity Venture II L.L.C. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 13, 2006, and incorporated herein by reference.

	10.6	First Amendment to Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated August 28, 2006, by and among Strategic Hotel Funding, L.L.C., the Company, certain indirect subsidiaries of the Company, Deutsche Bank Trust Company Americas and various financial institutions name therein (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September, 1 2006, and incorporated herein by reference).

	10.7	Additional Revolving Loan Commitment Agreement, dated as of August 28, 2006, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, Wachovia Bank, National Association Citicorp North America, Inc., LaSalle Bank and Raymond James FSB (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 1, 2006, and incorporated herein by reference).

*	10.8	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited.

	10.9	Purchase and Sale Agreement, dated July 5, 2006, by and between SHR Scottsdale, L.L.C., and Scottsdale Princess Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 8, 2006, and incorporated herein by reference).

*	10.10	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Merchants Realty Corp.

*	10.11	Note, dated September 1, 2006

*	10.12	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Merchants Realty Corp.

*	10.13	Mezzanine Note, dated September 1, 2006

+	10.14	Employment Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 11, 2006, and incorporated herein by reference).

+	10.15	Stock Option Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 11, 2006, and incorporated herein by references.

+	10.16	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 11, 2006, and incorporated herein by reference).

+	10.17	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 11, 2006, and incorporated herein by reference).

	Exhibit No.	Description of Exhibit
*	10.18	Agreement of Purchase and Sale, dated as of September 26, 2006, by and between Strategic Hotel Funding, L.L.C. and Lakeshore East, L.L.C.

*	10.19	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp.

+ *	10.20	Letter Agreement dated July 27, 2006 by and between Strategic Hotel Funding, L.L.C. and Stephen K. Miller

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors

	99.2	Pro forma financial information (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K/A (File No. 001-32223) filed on September 20, 2006 and incorporated herein by reference).

*	Filed herewith
+	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

November 8, 2006	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and
Director

November 8, 2006	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer