Form 10-K
period 2006-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2007-03-01
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to

Commission File No. 001-32223

STRATEGIC HOTELS & RESORTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State of Incorporation)	(I.R.S. Employer Identification No.)
77 West Wacker Drive, Suite 4600, Chicago, Illinois	60601
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange, Inc.
8.25% Series B Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange, Inc.
8.25% Series C Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange, Inc.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant was approximately $1.6 billion as of June 30, 2006.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of February 28, 2007 was 75,406,727.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement, to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Embassy Suites®, Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “will continue,” “will likely result” or other comparable expressions or the negative of these terms identify forward-looking statements. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	availability of capital;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters (including the damage sustained by our New Orleans property as a result of Hurricane Katrina);

•	increases in interest rates and operating costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	availability to obtain or refinance debt;

•	rising insurance premiums;

•	delays in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	general volatility of the capital markets and the market price of our common shares;

•	our failure to maintain our status as a REIT;

•	increases in real property tax rates;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations; and

•

hostilities, including future terrorist attacks, or apprehension of hostilities that affect travel within or to the United States, Mexico, Czech Republic, Germany, France, England or other countries where we invest.

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

Overview

We were incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. The terms upper upscale and luxury are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. We went public in an initial public offering in June 2004. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, WHSHC, L.L.C. and W9/WHSHC, L.L.C. I, which we collectively call Whitehall (an affiliate of Goldman Sachs & Co.), and others. We own our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SH Funding.

We operate as a self-administered and self-managed real estate investment trust, or REIT, managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the sole managing member of SH Funding and hold approximately 99% of its membership units as of March 1, 2007.

As of February 28, 2007, we:

•	own the fee interest in 13 hotels, comprising 6,794 rooms, located in Arizona, California, Illinois, Louisiana, Washington, D.C., Mexico and the Czech Republic;

•

have five leases with unaffiliated lessors; two leasehold interests in hotels in Paris, France and Hamburg, Germany where we also asset manage the hotels on behalf of the lessors, two ground lease interests in hotels in Lincolnshire, Illinois and in London, England, and a ground lease interest in a land parcel that is part of a hotel property in Scottsdale, Arizona, comprising an aggregate of 1,094 rooms;

•

own land held for development: the LaSolana project, adjacent to our Four Seasons Punta Mita Resort, which includes a 20.5-acre site for the development of hotel suites and a 27.0-acre site for the development of for-sale villas and a 10.0-acre parcel adjacent to the Fairmont Scottsdale Princess;

•

own an 85% interest in each of the InterContinental Hotel in Miami and the InterContinental Hotel in Chicago, comprising an aggregate of 1,433 rooms, and we asset manage such hotels on behalf of the joint ventures;

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

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a well regarded specialty management company, KSL Resorts.

As used in this report, references to “we”, “our”, “us”, “SHR” and the “REIT” are to Strategic Hotels & Resorts, Inc. and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding, L.L.C. and its consolidated subsidiaries. References to “Whitehall” are to Whitehall Street Real Estate Limited

Partnership VII, Whitehall Street Real Estate Limited Partnership IX and their respective affiliates. Whitehall is affiliated with The Goldman Sachs Group, Inc., which is the parent company of Goldman, Sachs & Co. References to “Prudential” are to Prudential Financial, Inc. and its affiliates, including Strategic Value Investors, LLC, The Prudential Insurance Company of America, Prudential Investment Management, Inc., PIC Realty Corporation and Prudential Assets, LLC, and to entities owning our securities over which Prudential Financial, Inc. or its affiliates have investment management discretion, including (SHC/Olayan) Redemption Vehicle, LLC and SVI (SHC/Houston) Redemption Vehicle, LLC.

We seek to maximize asset values and operating results through asset management. We also seek to acquire additional properties that meet our disciplined investment criteria. Based on our past experience, we believe that full-service properties such as ours in the upper-upscale and luxury segments of the hotel industry may benefit us to a greater extent than properties in other segments during periods of economic recovery. Given our history of asset management, strategic acquisitions and selective dispositions, we believe that we are well-positioned to take advantage of current favorable market conditions.

Business Strategy

We are a preeminent owner of upper upscale and luxury branded hotels primarily in the United States with select international hotels. We believe our future growth will be driven by the execution of a two-fold business strategy, which focuses on maximizing asset values and operating results through asset management and by research-driven capital deployment through acquisitions and internal investment.

Earnings Growth Through Expert Asset Management

We believe that we enhance our earnings growth through expert asset management, which will ultimately generate higher overall investment returns. We have developed a comprehensive asset management system that we believe maximizes cash flow growth and property value. In addition, we believe that our asset management style has helped us to maximize economic benefits in an industry that has suffered reduced performance in the past, and to position our properties for the current recovery. Our value-added asset management system has the following general components:

Working in partnership with our hotel management companies, we build an asset management approach to enhance the cash flow and value of our properties:

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

•

We believe that we can more effectively influence the operating performance of our hotels if we have multi-property relationships with a select group of hotel management companies, which we call our preferred operators. We select our preferred operators based on our opinion as to whether an operator has strong brand recognition, superior marketing capabilities, management depth and an ability to work with our team to create efficient operations. Because our preferred operators provide the services, technology, human resources training and infrastructure to conduct day-to-day hotel operations, we can focus our energies on monitoring their performance, identifying areas of improvement and providing our operators with useful feedback that they can utilize to improve operating results and enhance the value of our hotels.

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

•	We have also improved operating performance at a number of our hotels through measures including:

•	appealing real estate taxes, generating annualized tax savings;

•	assisting our hotel operators in conducting energy reviews and audits, generating fuel and electric savings;

•	assisting our operators in a review of staffing levels and productivity standards, generating labor savings; and

•	assisting our operators in a review of their food purchasing practices and vendor pricing, generating reductions in food costs.

•

Our hotels are operated under various brands in different locations, which exposes us to diverse management approaches and provides us with an opportunity to identify, develop and apply what we believe to be the best practices in the industry. Our asset management group uses this knowledge to help our preferred operators implement revenue enhancement opportunities, improve operating performance through cost-saving actions and generate incremental profitability above a particular hotel’s baseline results.

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

•

As a result of the depth of our involvement in our hotel properties, we believe we attain more favorable terms upon the renewal of management contracts. For example, where possible, we negotiate management contracts that align the interests of hotel operators with those of the hotel owner by increasing the emphasis on incentive management fees, which we believe focuses the obligation of each hotel’s management to operate for the benefit of the hotel rather than for the benefit of the brand the hotel carries. In certain cases, these initiatives have included a cap on the allocation of certain chain level expenses to our hotels and, in other cases, have included persuading hotel management companies to adopt money-saving labor management and food and beverage purchasing systems.

Our asset management team is integral to the capital planning at each hotel including both routine maintenance expenditures and innovative hotel investments to enhance revenues:

•

We work with our managers to ensure that each of our hotel properties is maintained in good repair and condition in conformity with applicable laws and regulations and consistent with the brand’s standards, other hotels and the provisions of the management agreements. The expense of routine repairs, maintenance and ordinary course capital expenditures performed by our management companies is deducted from a furniture, fixtures and equipment reserve, which is generally funded on a monthly basis by a portion of a hotel’s gross revenue. With respect to extraordinary capital expenditures or expenditures outside the ordinary course of operating a hotel, we typically retain approval rights, spending limits or other restrictions that limit the ability of our management companies to perform significant programs of capital improvements, renovation or refurbishing that we believe are unnecessary, undesirable or would result in an unacceptable return on investment.

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

Selected international opportunities. We have the skills and experience to acquire and asset manage hotels both domestically and internationally, which have permitted us to diversify our portfolio geographically. We currently own hotels in Mexico City and Punta Mita, Nayarit, Mexico, Prague, Czech Republic, and London, England, and leasehold interests in hotels in Paris, France and Hamburg, Germany. We believe that the international scope of our knowledge and skills places us in a unique position among lodging REITs and permits us to take advantage of select international hotel opportunities.

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

Growth through strategic asset management. We intend to seek to asset manage properties when such an involvement leads to access to profitable hotel investment opportunities. Our goal is not to enter the traditional asset management business and compete with pure fee for service asset managers on price, but rather to take advantage of special opportunities, like the joint venture opportunities previously described, or strategic alliances that will allow us to earn fees to supplement the returns from our owned properties. Similar to our joint venture properties, through these management relationships we expect to gain familiarity with the assets we oversee which may position us favorably to acquire ownership of these properties if they are offered for sale.

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

Competition

The hotel industry is highly competitive and our hotel investments are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels operated under brands in the upper-upscale and luxury segments as described under “Item 2. Properties.” Increased competition could have a material adverse effect on occupancy, average daily rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.

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

Employees

At December 31, 2006, we had 54 full-time and 3 part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

Environmental

Environmental consultants retained by us or our lenders conducted Phase I environmental site assessments in 2006 on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing or acquisition. The lenders did not conduct Phase I assessments on our European properties, although older environmental assessments or building engineering surveys exist for these properties. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

Although the Phase I assessments and other environmental reports we have reviewed disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. See “Item 1A. Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “Item 1A. Risk Factors—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.”

Insurance

Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Item 1A. Risk Factors” and the following. We are responsible for arranging the insurance for most of our hotels, although in certain cases, hotel management companies assume responsibility for arranging insurance under the relevant operating agreement. Our properties are covered by blanket insurance policies, which cover multiple properties. In the event that these blanket policies are drawn on to cover losses on other properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business and the hotel has effectively ceased operations. We have comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. Our damage assessment teams, working with the insurance provider adjusters, have inspected the property and are implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the hotel, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of the entire restoration. We have hired consultants to assess business interruption claims and are currently negotiating with our insurance carrier regarding coverage for these income losses sustained.

Hotel Management Agreements

Our hotels are managed and operated by third parties pursuant to management or lease agreements with our lessee subsidiaries (as discussed below) or, in the case of the Paris Marriott Champs Elysees, an independent third party that subleases the property from us. See “Item 1. Business—Taxable REIT Subsidiary” below. The agreements generally provide for the payment of base management fees of between 1.0% to 4.0% of gross revenues, as defined in the applicable agreement. In addition, an incentive fee may be paid if certain criteria are met. Certain properties also may pay advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from three to 30 years. Our management agreements with our operators typically have the terms described below.

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

We lease one of our hotels, the Marriott Hamburg, pursuant to a lease agreement whereby rent is paid by the management company, as lessee, to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of the management contracts described above.

Lease Agreements

We are the tenant under leases with third-party landlords for the Marriott Lincolnshire, the Marriott London Grosvenor Square, the Paris Marriott Champs Elysees, the Hamburg Marriott and a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The terms of these leases, including renewal options, range from 46 to 78 years. These lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) plus additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Taxable REIT Subsidiary

The provisions of the REIT Modernization Act allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 20% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the TRS legislation provides that a REIT may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

We have formed SHC DTRS, Inc. as a wholly-owned TRS. Each of our 13 domestic hotels that are subject to management agreements are leased by our relevant property-owning subsidiary to limited liability company subsidiaries of SHC DTRS, Inc. As described below, these leases provide for a base rent plus a percentage rent. These leases must contain economic terms which are similar to a lease between unrelated parties. Otherwise, we may have to pay a 100% penalty tax. We have a similar arrangement with respect to our foreign hotels in Mexico and England. In Prague, there is an existing lease agreement between the property-owning entity and a tenant that has prepaid the rent, which is being amortized on a straight-line basis over a period of 15 years. The management agreements between the relevant property-owning subsidiary and the relevant hotel management company have been amended or assigned, as the case may be, so that the hotel management company has agreed to manage the properties directly with the relevant limited liability company subsidiary of one of our TRSs. In addition, in order to comply with French law and the REIT qualification rules, a subsidiary of SanMon Services, LLC, which is controlled by a third party, subleases the Paris Marriott Champs Elysees from us in lieu of a sublease with a TRS. The owner of SanMon Services, LLC bears the economic risks and benefits of this arrangement.

Our TRS Leases

Each lease for the hotels, other than with respect to the InterContinental Prague, has a non-cancelable term of approximately five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for the lessee’s use and occupancy, condemnation or our sale or disposition of the hotel.

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

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer and principal financial accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.strategichotels.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Investor Relations, Strategic Hotels & Resorts, Inc., 77 West Wacker Drive, Suite 4600, Chicago, Illinois 60601.

ITEM 1A.	RISK FACTORS.

In addition to the factors discussed elsewhere in this annual report on Form 10-K, the following are factors that could cause our actual results to differ materially from those projected in any future-looking statements and could affect our future financial performance:

Risks Related to Our Business

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we cannot provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in our annual report on Form 10-K and for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for the quarter ended March 31, 2005 should be restated because the statements incorrectly classified certain items as cash flows from operating activities that should have been reported as cash flows from investing activities. Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 and our consolidated statement of cash flows for the quarter ended March 31, 2005 in our annual report on Form 10-K/A for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, respectively. In connection with these restatements, we determined that our internal control over financial reporting as of March 31, 2005 and December 31, 2005 was not effective due to the existence of a material weakness in the internal control over financial reporting relating to the proper classification of cash flows pertaining to certain escrow deposits, purchased notes receivable and investments in our hotels. Although we have implemented additional procedures that we believe enable us to properly prepare and review our consolidated statement of cash flows, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance what we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such noncompliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance.

Our Hyatt Regency New Orleans Property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005, and as a result, the hotel’s operations have substantially ceased. The physical damage to the property and the interruption of the hotel’s operations has had and is expected to have a material adverse effect on our results of operations. Substantial capital expenditures for the restoration of the property are required and we expect to incur operating losses at the property for the foreseeable future. There can be no assurance that our losses from property damage and business interruption will be offset by the proceeds of insurance obtained under our insurance policy. Further, the insurance policy requires payment by us of a deductible of approximately $11.0 million for this claim. Ultimately, our claims for insurance will be subject to review by our insurance carrier, any of which may be rejected in whole or in part. The value of the hotel and its future contribution to our results of operations will depend on our ability to restore the property without any substantial delays and on the recovery of the New Orleans local economy in general and, in particular, the recovery of the New Orleans tourism and convention industry. A natural disaster producing the devastation of

Hurricane Katrina is unprecedented in recent U.S. history and the recovery of the local economies and impacted industries in the affected regions will turn on the leadership and actions of federal, state and local governments, which are beyond our control. We can provide no assurance as to the timing and ultimate success of government led recovery efforts.

We rely on our President and Chief Executive Officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our President and Chief Executive Officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years of experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to operational, financing, acquisition and disposition activity. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results. Mr. Geller’s employment agreement was amended and restated on September 7, 2006 pursuant to which Mr. Geller will serve as our President and Chief Executive Officer through December 31, 2009, subject to earlier termination under certain circumstances as described in the agreement.

The geographic concentration of our hotels in California makes us more susceptible to economic downturn in that state.

As of March 1, 2007, six of our hotels were located in California, the greatest concentration of our portfolio properties in any state. California has been historically at greater risk to certain acts of nature, such as floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other regions. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California or other local economies where we operate.

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

We are prohibited from selling three of our properties in taxable transactions before specified dates in the future.

Unless the transaction will qualify as a tax deferred exchange, the terms of certain agreements prohibit us from selling the Loews Santa Monica Beach Hotel before the earlier of March 4, 2013 or the date three named individuals are deceased. Also, we agreed to maintain $60.0 million of indebtedness on the Loews Santa Monica Beach Hotel until such date. These limitations may prevent us from selling this property on a timely basis or at all. The terms of certain agreements prohibit us from selling our 85% controlling interest in the joint ventures that own the InterContinental Miami and InterContinental Chicago hotels before April 1, 2007.

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

We may incur costs and other expenses with respect to capital projects and other development and redevelopment activities at our properties that are delayed, abandoned or otherwise may not achieve expected results and we may pursue acquisition opportunities that we do not consummate, which may result in write-off of the predevelopment costs or acquisition related expenses associated with such activities.

Capital projects and other development and redevelopment activities may be delayed, abandoned or otherwise may not achieve expected results. We are in the process of developing and redeveloping several of our properties and expect to continue similar activities in the future. Furthermore, we may incur costs and other expenses in connection with our pursuit of acquisition opportunities that we do not consummate. In this regard, we currently, and may continue to, bear certain risks, including those relating to:

•	construction delays or cost overruns that may increase project costs and, as a result, make the project uneconomical;

•	insufficient occupancy rates at a completed project impeding our ability to pay operating expenses or achieve targeted rates of return on investment; and

•	the incurrence of acquisition and/or predevelopment costs in connection with projects that are delayed or not pursued to completion.

Capital projects and other development and redevelopment activities generally are also subject to governmental permits and approvals, which may be delayed, may not be obtained or may be conditioned on terms unfavorable to us. In the case of an unsuccessful project, we may be required to write off capitalized predevelopment costs associated with the project and such write-offs may be significant and adversely affect our results of operations. We also may incur significant expenses in connection with acquisition opportunities we do not consummate.

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

These factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes, pollution or environmental matters, generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of March 1, 2007, six of our hotels are located in California, which has been historically at a greater risk to certain acts of nature (such as floods and earthquakes) than other states. Our Four Seasons hotel in Mexico City is also in an area exposed to greater risk of earthquakes. Our Hyatt Regency New Orleans, InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods and our Hyatt Regency New Orleans Property’s existing insurance coverage is lower than that of our other hotels. Further, our Hyatt Regency New Orleans Property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005, and as a result, the hotel’s operations have substantially ceased.

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

Certain events such as Hurricanes Katrina and Rita in 2005 have made it more difficult and expensive to obtain property and casualty insurance, including coverage for windstorm, flood and earthquake damage. When our current insurance policies expire, we may encounter difficulty in obtaining or renewing property, including windstorm, flood and earthquake, or casualty insurance on our properties at the same levels of coverage, under similar terms and in a timely manner due to a lack of capacity in the insurance markets or a lack of availability of such insurance at commercially reasonable rates. Such insurance we are able to obtain may be more limited and for some catastrophic risks (e.g., earthquake, flood, windstorm and terrorism) may not be generally available to fully cover potential losses. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable or that there will not be gaps in our coverage. If we were unable to obtain adequate insurance on our properties for certain risks or in a timely manner, it would expose us to uninsured losses and could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments we have which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages, which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

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

•

laws restricting us from removing profits earned from activities within the country to the United States, including the payment of distributions (i.e., nationalization of assets located within a country);

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

The threat of terrorism has historically adversely affected the lodging industry generally and these adverse effects may worsen if there are further terrorist events.

The threat of terrorism has historically caused a significant decrease in hotel occupancy and average daily rates due to disruptions in business and leisure travel patterns and concerns about travel safety. Future terrorist acts, terrorism alerts or outbreaks of hostilities could have a negative effect on travel and on our business.

Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues.

Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. To the extent that cash flows from operations are insufficient during any quarter, due to seasonal fluctuations in revenues, we may have to enter into short-term borrowings to make distributions to our shareholders.

We consider acquisition and disposition opportunities in the ordinary course of our business, we face competition in the acquisition of properties and properties that we acquire may not perform as anticipated.

In the ordinary course of our business, we consider strategic acquisitions and dispositions. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for acquisitions that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

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

From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as “Superfund” sites. Superfund sites can cover large areas, affecting many different parcels of land. The EPA may choose to pursue parties regardless of their actual contribution to the contamination. The Hilton Burbank Airport and Convention Center, which we sold in September 2006, is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination. There can be no assurance regarding potential future developments concerning this site, however.

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

We currently qualify as a REIT under the Internal Revenue Code of 1986, as amended. The requirements for this qualification, however, are complex and require annual distributions tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions on your investment in our stock. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we maintain our status as a REIT, we may become subject to U.S. federal, state, local or foreign taxes on our income or property reducing our earnings available for distribution.

Even if we maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction”, that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. In addition, the REIT rules impose various taxes and penalties on transactions with taxable REIT subsidiaries that are determined not to be priced at an arm’s length, and on a REIT that has to avail itself of certain cure provisions in the Code for the failure to meet all of the REIT qualification requirements. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets.

Foreign countries impose taxes on our hotels and our operations within their jurisdictions. We may not fully benefit from a foreign tax credit against our U.S. federal income tax liability for the foreign taxes we pay. As a result, our foreign taxes will reduce our income and available cash flow from our foreign hotels, which, in turn, could reduce our ability to make distributions to our stockholders.

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

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current laws, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the IRS may successfully assert that one or more of our sales are prohibited transactions; consequently, we may be required to pay a penalty tax.

Dividends payable by REITs do not qualify for the reduced tax rates applicable to certain dividends.

The maximum federal tax rate for certain dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Overview. Set forth below is a summary of certain information related to our owned hotel properties as of March 1, 2007. For further information regarding our hotel properties, see “Item 2. Properties—Individual Property Data” below.

Hotel	Location	Number of Rooms	Property Interest	Date Acquired
Westin St. Francis(*)	San Francisco, CA	1,195	Fee simple	6/2006
Hyatt Regency New Orleans(1)(*)	New Orleans, LA	1,184	Fee simple	9/1997
InterContinental Chicago Hotel(2)(*)	Chicago, IL	792	Fee simple	4/2005
Hyatt Regency Phoenix(*)	Phoenix, AZ	696	Fee simple	1/1998
Fairmont Chicago Hotel(*)	Chicago, IL	685	Fee simple	9/2005
Hotel del Coronado(3)	Coronado, CA	679	Fee simple	1/2006
Fairmont Scottsdale Princess(4)(*)	Scottsdale, AZ	651	Fee simple/ ground lease	9/2006
InterContinental Miami Hotel(2)(*)	Miami, FL	641	Fee simple	4/2005
Hyatt Regency La Jolla at Aventine(*)	La Jolla, CA	419	Fee simple	7/1999
Ritz-Carlton Laguna Niguel	Dana Point, CA	393	Fee simple	7/2006
Marriott Lincolnshire Resort(*)	Lincolnshire, IL	389	Ground lease	9/1997
InterContinental Prague(5)(*)	Prague, Czech Republic	372	Fee simple	8/1998
Loews Santa Monica Beach Hotel(6)(*)	Santa Monica, CA	342	Fee simple	3/1998
Marriott Hamburg(7)	Hamburg, Germany	277	Leasehold	6/2000
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	261	Fee simple	8/2004
Four Seasons Mexico City(*)	Mexico City, Mexico	240	Fee simple	12/1997
Marriott London Grosvenor Square(*)	London, England	236	Ground lease	8/2006
Four Seasons Washington, D.C.	Washington, D.C.	211	Fee simple	3/2006
Paris Marriott Champs Elysees(7)	Paris, France	192	Leasehold	2/1998
Four Seasons Punta Mita Resort(*)	Punta Mita, Mexico	145	Fee simple	2/2001

Total Number of Rooms		10,000

(1)	This property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005, and as a result, the hotel’s operations have effectively ceased.
(2)	We own an 85% controlling interest in joint ventures that own each of these properties. We are restricted by agreement from selling our interest before April 1, 2007.
(3)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage.
(4)	We have a ground lease interest in one land parcel at this property.
(5)	On August 3, 2006, we purchased our joint venture partner’s 65% interest in the entity that owns this property.
(6)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(7)	These properties were originally acquired on the dates indicated in the table, but were subsequently sold to a third party and leased back by us in transactions that are more fully described below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Trends and Events—Sales of Hotels.”
(*)	These properties are subject to mortgages as more fully described below under “Item 8. Financial Statements and Supplementary Data—Note 7 Indebtedness.”

Property Performance. The following table presents statistical data and certain performance information for our period of ownership in 2006 and 2005 at those hotel properties owned as of December 31, 2006. For additional information regarding business segment data such as revenues and long-lived assets, see “Item 8. Financial Statements and Supplementary Data—Note 18 Geographic and Business Segment Information” to our consolidated financial statements included herein.

	Year Ended December 31, 2006			Year Ended December 31, 2005
HOTEL	Average Daily Rate	Average Occupancy %	RevPAR	Average Daily Rate	Average Occupancy %	RevPAR
Westin St. Francis	$203.59	81.9%	$166.73	N/A	N/A	N/A
Hyatt Regency New Orleans*	N/A	N/A	N/A	$140.59	59.6%	$83.80
InterContinental Chicago Hotel	$205.40	79.9%	$164.16	$190.46	79.5%	$151.43
Hyatt Regency Phoenix	$136.03	66.4%	$90.35	$133.31	64.9%	$86.58
Fairmont Chicago Hotel	$209.23	74.9%	$156.74	$213.79	72.8%	$155.63
Hotel del Coronado	$337.56	80.0%	$270.18	N/A	N/A	N/A
Fairmont Scottsdale Princess	$221.14	73.2%	$161.76	N/A	N/A	N/A
InterContinental Miami Hotel	$174.03	67.3%	$117.14	$143.46	67.6%	$97.02
Hyatt Regency La Jolla at Aventine	$180.39	77.3%	$139.50	$163.83	76.4%	$125.10
Ritz-Carlton Laguna Niguel	$381.04	71.1%	$270.93	N/A	N/A	N/A
Marriott Lincolnshire Resort	$136.65	64.1%	$87.53	$121.57	66.7%	$81.14
InterContinental Prague	$205.56	81.0%	$166.49	$198.93	80.1%	$159.31
Loews Santa Monica Beach Hotel	$279.74	84.1%	$235.15	$263.34	83.1%	$218.81
Marriott Hamburg	$169.83	84.4%	$143.29	$146.42	78.8%	$115.39
Ritz-Carlton Half Moon Bay	$343.86	70.3%	$241.81	$328.99	67.4%	$221.71
Four Seasons Mexico City	$239.15	60.8%	$145.42	$220.72	64.7%	$142.86
Marriott London Grosvenor Square	$379.67	82.5%	$313.35	N/A	N/A	N/A
Four Seasons Washington, D.C.	$503.84	72.2%	$363.72	N/A	N/A	N/A
Paris Marriott Champs Elysees	$483.91	87.6%	$423.82	$441.84	82.0%	$362.18
Four Seasons Punta Mita Resort	$670.90	80.4%	$539.05	$576.34	80.2%	$462.10

Total	$244.70	75.4%	$184.62	$200.46	71.4%	$143.10

*	The available rooms used for these statistics do not include rooms that were taken out of service as a result of Hurricane Katrina in August 2005.

Individual Property Data

The following descriptions of our individual properties include additional financial disclosure for our four largest properties as measured by gross revenue or book asset value.

Westin St. Francis

The Property. We own a fee simple interest in the Westin St. Francis Hotel, which is located in San Francisco, California. The hotel was originally built in 1907, with an additional tower constructed in 1972, and consists of 1,195 guest rooms, including 45 suites, and extensive meeting and retail space. The hotel faces historic Union Square and is located near Chinatown, the Theatre and Financial Districts, and popular shopping venues and restaurants.

Competition. Competitors include Hyatt Regency San Francisco, Fairmont San Francisco, Marriott Moscone, Grand Hyatt San Francisco, Hilton San Francisco & Towers and Westin San Francisco.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the Westin St. Francis Hotel following its acquisition by us in June 2006 (in thousands):

2006
Selected Financial Information:
Total revenue	$79,491
Operating expenses	50,991
Gross operating profit	28,500
Other expenses	12,474

InterContinental Chicago Hotel

The Property. We own an 85% controlling interest in the joint venture that owns the InterContinental Chicago Hotel. Located in the heart of Chicago’s famous Magnificent Mile, the building was built in 1929 and is a historic landmark. The hotel is currently comprised of 792 guest rooms, including 71 suites and 23 business-class rooms with spacious work areas.

Competition. Competitor hotels include Marriott Chicago Downtown, The Palmer House Hilton, Westin Michigan Avenue, Swissotel Chicago and the Fairmont Chicago.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the InterContinental Chicago Hotel following its acquisition by us in April 2005 (in thousands):

	2006	2005
Selected Financial Information:
Total revenue	$72,249	$52,164
Operating expenses	41,698	30,203
Gross operating profit	30,551	21,961
Other expenses	7,028	3,662

Fairmont Scottsdale Princess

The Property. We own a fee simple interest in the Fairmont Scottsdale Princess Hotel and have a ground lease interest in a land parcel. The hotel was built in 1987 and includes 651 guest rooms, which includes 72 villas and 119 casitas. The hotel also includes extensive meeting space, a full-service spa, five restaurants, and the exclusive long-term booking rights to two 18-hole Championship Golf Courses. The hotel is located in the North Scottsdale area and is 25 miles north of the Phoenix Sky Harbor International Airport.

Competition. Competitor hotels include Westin Kierland Resort & Spa, JW Marriott Desert Ridge, The Phonecian, Arizona Biltmore, and Hyatt Gainey Ranch.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the Fairmont Scottsdale Princess Hotel following its acquisition by us in September 2006 (in thousands):

2006
Selected Financial Information:
Total revenue	$30,461
Operating expenses	19,494
Gross operating profit	10,967
Other expenses	2,972

Ritz-Carlton Laguna Niguel

The Property. We own a fee simple interest in the Ritz-Carlton Laguna Niguel Hotel. The hotel opened in 1984 and includes 393 guest rooms, extensive indoor and outdoor meeting space, two restaurants, a full-service spa, and fitness center. The hotel is situated atop a 150-foot bluff overlooking the Pacific Ocean, is located between Los Angeles and San Diego and is in close proximity to four major airports.

Competition. Competitor hotels include Four Seasons Resort Santa Barbara, Preferred Surf & Sand Resort, The Island Hotel, Marriott Laguna Cliffs Resort & Spa, Four Seasons Resort Aviara, St. Regis Monarch Beach Resort and Preferred Montage Resort & Spa.

Selected Financial and Operating Information. The following table shows selected financial and operating information for the Ritz-Carlton Laguna Niguel Hotel following its acquisition by us in July 2006 (in thousands):

2006
Selected Financial Information:
Total revenue	$39,709
Operating expenses	25,385
Gross operating profit	14,324
Other expenses	3,549

Hyatt Regency New Orleans

We own a fee simple interest in the Hyatt Regency New Orleans. Hurricane Katrina, which struck the Gulf Coast region in August 2005, has substantially damaged the property, and as a result, the hotel’s operations have substantially ceased. The hotel opened in 1976 and was comprised of 1,184 guest rooms, including 570 king rooms, 566 double/double rooms and 48 suites. See further information in “Item 1A. Risk Factors—Risks Related to Our Business—Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance.”

Hyatt Regency Phoenix

We hold a fee simple interest in the Hyatt Regency Phoenix Hotel. The Hyatt Regency Phoenix was completed in 1976 and is comprised of 696 guest rooms, including 270 king rooms, 205 queen/queen rooms, 152 double/double rooms, 36 studio suites, 25 two bedroom suites, five hospitality suites and three one bedroom suites. The Hyatt Regency Phoenix is located in downtown Phoenix, Arizona. Nearby attractions include the Phoenix Downtown Civic Plaza Convention Center, local, national and multinational businesses in the downtown area, along with several entertainment and sports venues including Chase Field, America West Arena and the Dodge Theatre.

Fairmont Chicago Hotel

We own a fee simple interest in the Fairmont Chicago Hotel. The hotel is located in the heart of downtown Chicago and is comprised of 685 guest rooms and lakefront suites. The hotel is located near major cultural attractions, Navy Pier, the city's business and financial district and the shopping along the Magnificent Mile. The hotel offers guest privileges at the adjacent Lakeshore Athletic Club.

Hotel del Coronado

We have a 45% interest in the joint venture that owns the Hotel del Coronado. The hotel opened in 1888 and consists of 679 guest rooms, which include 28 suites and 70 junior suites. The Hotel del Coronado was designated a National Historic Landmark in 1977. The hotel is located near San Diego’s Convention Center, the historic Gaslamp District, and tourist attractions such as the San Diego Zoo, Seaworld, and the Midway & Marine Museum.

InterContinental Miami Hotel

We own an 85% controlling interest in the joint venture that owns the InterContinental Miami Hotel. The InterContinental Miami Hotel is comprised of 641 guest rooms, including expansive 3,300 square foot split-level Presidential and Royal Suites, 34 suites and 101 Club InterContinental rooms. The InterContinental Miami Hotel is located just 10 miles from the Miami International Airport and is within walking distance of the Miami Convention Center, conveniently located close to Miami Beach and adjacent to the fashionable shops and restaurants of Bayside Marketplace.

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

Marriott Lincolnshire Resort

We hold a ground lease interest in the Marriott Lincolnshire Resort Hotel. The current term of the ground lease will expire on January 1, 2021 and we have the option to extend for three additional 10-year periods. Our leasehold interests are further described under “Item 1. Business—Lease Agreements”. The Marriott Lincolnshire Resort was completed in 1975 and is comprised of 389 guest rooms, which include 221 double rooms, 165 king rooms, and three suites. The Marriott Lincolnshire Resort also has many amenities including the 18-Hole George Fazio PGA Golf Course and an 882-seat theatre. The hotel is located in Lincolnshire, Illinois, a northern suburb of Chicago.

Hotel InterContinental Prague

On August 3, 2006, we acquired our joint venture partner’s 65% ownership interest in the entity that holds a fee simple interest in the InterContinental Prague Hotel. This purchase brings our interest in the entity that owns the property to 100%. The hotel opened in 1974 and is comprised of 372 guest rooms, including 89 suites. In addition, the property includes a 27-unit extended stay apartment building and two additional apartment buildings for long-term residential lets. The hotel is located in Prague’s historic Old Town with views of the Vltava River.

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

Hamburg Marriott

We lease the Hamburg Marriott from Deutsche Immobilien Fonds Aktiengesellschaft under a lease agreement with an initial term expiring in 2030 and renewal options extending through 2050. Our leasehold interests are further described under “Item 1. Business—Lease Agreements.” The hotel opened in 1988 and comprises 277 guest rooms, including nine suites. The Hamburg Marriott hotel is located in the heart of the city center, in an area which has been rejuvenated over the last ten years and now accommodates the up-market retail and central business district of the city.

Ritz-Carlton Half Moon Bay

We own a fee simple interest in the Ritz-Carlton Half Moon Bay, which is located in Western San Mateo County and is less than an hour from downtown San Francisco. The hotel opened in 2001 and is comprised of 261 guest rooms, the majority of which offer ocean or coastal views, including 159 king rooms, 80 double/double rooms and 22 suites. The hotel offers state-of-the-art amenities, including a full-service spa and fitness center, and activities such as kayaking, horseback riding, wine tasting, and whale watching.

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

Marriott London Grosvenor Square

We hold a ground lease interest in the Marriott London Grosvenor Square that expires on September 29, 2057. Our leasehold interests are further described under “Item 1. Business – Lease Agreements.” The hotel opened in 1962 and has 236 guest rooms, 10,000 square feet of flexible function space and two restaurants. The Marriott London Grosvenor Square is located in the prestigious Mayfair neighborhood of London. The hotel is located near the US, Canadian, and Italian embassies as well as Bond Street and Oxford Street, which provide access to London’s primary luxury retail and popular department stores.

Four Seasons Washington, D.C.

We hold a fee simple interest in the Four Seasons Washington, D.C. Hotel. The hotel, which opened in 1979, has 211 guest rooms, including 51 suites. The hotel offers a 24-hour business center, extensive meeting space, a fitness center, and a full-service spa. The hotel is located in the heart of historic Georgetown and is near Washington D.C.’s central business district as well as popular tourist destinations, such as the White House, monuments, museums, and heritage sites.

Paris Marriott Champs Elysees

We lease the Paris Marriott Champs Elysees from Deutsche Immobilien Fonds Aktiengesellschaft under a lease agreement with an initial term expiring on December 31, 2029 and renewal options extending through 2059. Our leasehold interests are further described under “Item 1. Business—Lease Agreements.” The hotel opened in 1997 and comprises 192 guest rooms, including 18 suites. The Paris Marriott Champs Elysees is the only hotel located on the famous Avenue des Champs Elysees. The hotel is located near the Arc de Triomphe, the Eiffel Tower, the Louvre and the La Defense business district. The hotel also adjoins approximately 6,000 square feet of high-end retailers.

Four Seasons Punta Mita Resort

We hold a fee simple interest in the Four Seasons Punta Mita Resort Hotel. The resort, which opened in 1999, has 145 units, which include king/double rooms and suites. All units are situated in one- to three-story Mexican style, tile-roofed casitas. The Four Seasons Punta Mita Resort is located in Punta Mita, Nayarit, Mexico, which is 25 miles northwest of Puerto Vallarta, which is one of Mexico’s most popular tourist destinations located on the Pacific coast.

ITEM 3.	LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and traded on the New York Stock Exchange, or the NYSE, under the symbol “BEE”. As of February 28, 2007, the number of registered holders of record of our common stock was 103.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2005 through December 31, 2006.

	2006 Per Share of Common Stock			2005 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$23.30	$19.85	$0.23	$17.26	$13.94	$0.22
Second Quarter	23.56	19.24	0.23	19.48	13.25	0.22
Third Quarter	21.48	18.43	0.23	20.30	17.32	0.22
Fourth Quarter	22.18	19.34	0.23	20.97	16.31	0.22

Year	$23.56	$18.43	$0.92	$20.97	$13.25	$0.88

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with REIT provisions of the Internal Revenue Code. We intend to make dividend distributions quarterly and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

There are 3,000,000 shares of common stock authorized for issuance under our 2004 Incentive Plan. Further information related to employee compensation is further described in “Item 8. Financial Statements and Supplementary Data—Note 11 Share-Based Employee Compensation Plans.”

We did not repurchase any of our equity securities during 2006 or 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth our selected consolidated financial and operating information on a historical basis. The selected historical financial data as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 has been derived from our audited financial statements included herein. The selected historical financial data as of December 31, 2004, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 have been derived from our audited financial statements not included in this filing. The following information should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, which are included in “Item 8. Financial Statements and Supplementary Data.”

The historical financial data presented herein prior to the date of our initial public offering (the “IPO”) is the historical financial data of our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were distributed by SHC Funding to SHC LLC in the Formation and Structuring Transactions (as defined in “Item 8. Financial Statements and Supplementary Data—Note 1 General).

Historical as of and for the Years Ended December 31,

	2006(1)	2005(1)	2004(1)(2)	2003(1)	2002(1)
	(In thousands, except statistical data)
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	19	15	14	20	25
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	9,321	7,213	5,820	9,567	10,621
Average occupancy rate	74.8%	70.8%	68.7%	69.1%	69.4%

Operating Data:
Revenue:
Rooms	$381,019	$224,850	$220,231	$269,515	$288,227
Food and beverage	244,022	144,860	120,594	140,500	148,349
Other hotel operating revenue	74,075	43,045	39,811	44,006	48,562
Lease revenue	20,257	16,787	24,233	27,638	35,134

Total revenues	719,373	429,542	404,869	481,659	520,272
Operating Costs and Expenses:
Rooms	95,161	54,493	55,123	70,607	72,445
Food and beverage	170,141	100,689	91,690	108,673	112,434
Other departmental expenses	181,495	114,005	104,399	119,427	123,041
Management fees	26,774	13,865	14,852	16,649	17,234
Other hotel expenses	47,659	25,024	24,558	31,728	31,359
Lease expense	13,682	13,178	6,446	—	—
Depreciation and amortization	75,135	43,753	51,577	73,393	97,785
Impairment losses on goodwill and hotel properties	—	—	—	—	5,435
Corporate expenses	25,383	21,023	28,845	21,912	15,854

Total operating costs and expenses	635,430	386,030	377,490	442,389	475,587

Operating income	83,943	43,512	27,379	39,270	44,685
Interest expense	(51,111)	(33,047)	(58,348)	(98,541)	(96,346)
Minority interests	(1,466)	(2,937)	1,329	(2,895)	(10,264)
Income (loss) from continuing operations	33,493	8,951	(51,799)	(79,287)	(61,406)
Income from discontinued operations	86,636	21,309	65,132	23,093	11,103
Net Income (Loss)	$120,129	$30,260	$13,333	$(56,194)	$(50,303)

Net Income (Loss) Available to Common Shareholders	$95,586	$23,507	$13,333	$(56,194)	$(50,303)

FFO (3)	$83,741	$43,371	$(5,108)	$13,762	$69,552

FFO – Fully Converted(3)	$87,329	$61,313	$(260)	$32,025	$117,151

EBITDA(3)	$275,052	$133,475	$143,180	$151,781	$186,544

Balance Sheet Data:
Total assets	$3,255,709	$1,448,110	$990,350	$2,079,521	$2,269,657
Total liabilities	1,914,991	861,367	732,744	1,832,845	1,934,264
Minority interests	23,428	87,646	61,053	107,608	217,778
Shareholders’ equity	1,317,290	499,097	196,553	139,068	117,615

(1)	We sold two hotel properties in 2006, two hotel properties in 2005, one hotel property in 2004, and five hotel properties in 2003. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The historical information for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.

(3)	We present three non-GAAP financial measures herein that we believe are useful to management and investors as key measures of our operating performance: Funds from Operations (FFO), FFO-Fully Converted and Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA). Reconciliation of these measures to net income (loss) available to common shareholders, the most directly comparable GAAP measure, is set forth in the following tables.

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (or loss) (computed in accordance with GAAP) excluding gains (or losses) from sales of property plus real estate-related depreciation and amortization, and after adjustments for our portion of these items related to unconsolidated partnerships and joint ventures. We also present FFO-Fully Converted, which is FFO plus convertible debt interest expense and minority interest expense on convertible minority interests. We believe that the presentation of FFO and FFO-Fully Converted provides useful information to management and investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

EBITDA represents net income (loss) available to common shareholders excluding: (i) interest expense, (ii) income tax expense, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; and (iii) depreciation and amortization. EBITDA also excludes interest expense, income tax expense and depreciation and amortization of our equity method investments. EBITDA for 2006, 2005, 2004 and 2003 is presented on a full participation basis, which means we have assumed conversion of all convertible minority interests into our common stock, and for 2006 and 2005, it includes preferred dividends. We believe this treatment of minority interest provides more useful information for management and our investors and appropriately considers our current capital structure. We believe EBITDA is useful to management and investors in evaluating our operating performance because it provides management and investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe it helps management and investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA as a measure in determining the value of acquisitions and dispositions.

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

The following tables show the reconciliations between net income (loss) available to common shareholders and FFO and FFO—Fully Converted and net income (loss) available to common shareholders and EBITDA for the periods indicated:

Reconciliation of Net Income (Loss) Available to Common Shareholders to

Funds From Operations (FFO) and FFO—Fully Converted

Historical for the Years Ended December 31,

	2006(1)	2005(1)	2004(1)(2)	2003(1)	2002
	(In thousands)
Net income (loss) available to common shareholders	$95,586	$23,507	$13,333	$(56,194)	$(50,303)
Depreciation and amortization—continuing operations	75,135	43,753	51,577	73,393	97,785
Depreciation and amortization—discontinued operations	2,535	8,853	9,886	14,781	19,900
Gain on sale of assets—continuing operations	(48)	(42)	—	—	—
Gain on sale of assets—discontinued operations	(88,871)	(21,202)	(75,982)	(21,072)	—
Realized portion of deferred gain on sale leasebacks	(4,405)	(4,355)	(2,180)	—	—
Deferred tax expense on realized portion of deferred gain on sale leasebacks	1,320	1,307	657	—	—
Minority interest adjustments	(1,761)	(10,546)	(5,573)	(466)	(819)
Adjustments from consolidated affiliates	(2,196)	—	—	—	—
Adjustments from unconsolidated joint ventures	6,446	2,096	3,174	3,320	2,989

FFO(3)	83,741	43,371	(5,108)	13,762	69,552
Convertible debt interest expense	—	—	4,105	14,902	36,516
Convertible minority interests	3,588	17,942	743	3,361	11,083

FFO—Fully Converted(3)	$87,329	$61,313	$(260)	$32,025	$117,151

(1)	We sold two hotel properties in 2006, two hotel properties in 2005, one hotel property in 2004, and five hotel properties in 2003.
(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.
(3)	FFO has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses and other transactions have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 for the year ended December 31, 2002

•	Impairment losses from discontinued operations amounted to $12,675 for the year ended December 31, 2004.

•	Loss on early extinguishment of debt from continuing operations amounted to $2,150, $6,540, $21,551, and $12,590 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $1,000, $1,575, $383, and $2,257 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

•

Termination costs and the associated deferred tax benefit related to the termination of the management agreement at the Marriott Rancho Las Palmas property of $9,851 and $3,842, respectively, included in discontinued operations for the year ended December 31, 2006.

•

Planning costs related to the redevelopment of the area surrounding the Hyatt Regency New Orleans hotel of $3,005 and the deferred tax benefit on planning costs of $612 for the year ended December 31, 2006.

Reconciliation of Net Income (Loss) Available to Common Shareholders to EBITDA

Historical for the Years Ended December 31,

	2006(1)	2005(1)	2004(1)(2)	2003(1)	2002
	(In thousands)
Net income (loss) available to common shareholders	$95,586	$23,507	$13,333	$(56,194)	$(50,303)
Depreciation and amortization—continuing operations	75,135	43,753	51,577	73,393	97,785
Depreciation and amortization—discontinued operations	2,535	8,853	9,886	14,781	19,900
Interest expense—continuing operations	51,111	33,047	58,348	98,541	96,346
Interest expense—discontinued operations	1,855	4,702	6,807	15,202	15,585
Income taxes—continuing operations	3,320	2,401	2,388	(2)	3,199
Income taxes—discontinued operations	(3,981)	(1,103)	—	—	—
Minority interests	1,827	7,396	(4,831)	2,895	(1,382)
Adjustments from consolidated afilliates	(4,310)	—	—	—	—
Adjustments from unconsolidated joint ventures	27,431	4,166	5,672	3,165	5,414
Preferred shareholder dividend	24,543	6,753	—	—	—

EBITDA(3)	$275,052	$133,475	$143,180	$151,781	$186,544

(1)	We sold two hotel properties in 2006, two hotel properties in 2005, one hotel property in 2004, and five hotel properties in 2003.
(2)	The reconciliation for the year ended December 31, 2004 does not reflect the operations of the distributed properties subsequent to the date of the IPO.
(3)	EBITDA has not been adjusted for the following amounts included in net income (loss) available to common shareholders because these losses and other transactions have either occurred during the prior two years or are reasonably likely to occur within two years (in thousands).

•	Impairment losses from continuing operations amounted to $5,435 for the year ended December 31, 2002.

•	Impairment losses from discontinued operations amounted to $12,675 for the year ended December 31, 2004.

•	Loss on early extinguishment of debt from continuing operations amounted to $2,150, $6,540, $21,551, and $12,590 for the years ended December 31, 2006, 2005, 2004, and 2003, respectively.

•	Loss on early extinguishment of debt from discontinued operations amounted to $1,000, $1,575, $383, and $2,257 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

•	Gain on sale of assets from discontinued operations amounted to $88,871, $21,202, $75,982 and $21,072 for the years ended December 31, 2006, 2005, 2004 and 2003, respectively.

•	Realized portion of deferred gain on sale leasebacks amounted to $4,405, $4,355 and $2,180 for the years ended December 31, 2006, 2005 and 2004, respectively.

•	Termination costs related to the termination of the management agreement at the Marriott Rancho Las Palmas property of $9,851 included in discontinued operations for the year ended December 31, 2006.

•	Planning costs related to the redevelopment of the area surrounding the Hyatt Regency New Orleans hotel of $3,005 and for the year ended December 31, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotels & Resorts, Inc. for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

Overview

Strategic Hotels & Resorts, Inc., which we refer to herein as SHR or the Company, and was formerly known as Strategic Hotel Capital, Inc., was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.) and others. We made an election to be taxed as a real estate investment trust, or REIT under the Internal Revenue Code. On June 29, 2004, we completed our initial public offering, or IPO of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels (the Distributed Properties), and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—Note 1 General” for the hotel interests owned by us.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C., or SH Funding, which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 99% of its membership units as of December 31, 2006. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

The historical financial data prior to June 29, 2004 presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operation section is the historical financial data for our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were not contributed to SH Funding as part of the transactions relating to the IPO. As a result, our historical results of operations and financial position are not indicative of our results of operations and financial position after the IPO. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operation section, references to “we,” “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SH Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2006 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2004 through 2006, we acquired the following properties:

Property	Acquisition Date	Amount Paid	Debt Assumed
		(in millions)	(in millions)
Ritz-Carlton Half Moon Bay	August 24, 2004	$123.2	—
InterContinental Chicago & Miami(1)	April 1, 2005	$285.4	—
Fairmont Chicago	September 1, 2005	$158.6	—
Hotel del Coronado(2)	January 9, 2006	$71.4	—
Four Seasons Washington, D.C.	March 1, 2006	$170.0	—
Westin St. Francis	June 1, 2006	$439.3	—
Ritz-Carlton Laguna Niguel	July 7, 2006	$327.7	$8.6
InterContinental Prague(3)	August 3, 2006	$75.8	$85.9
Marriott London Grosvenor Square	August 31, 2006	$207.6	—
Fairmont Scottsdale Princess(4)	September 1, 2006	$350.7	—

(1)	We purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami, which had an agreed upon aggregate market value of approximately $301.0 million. We established a new basis in the properties of approximately $297.0 million.
(2)	We acquired a 45% managing joint venture ownership interest in the Hotel del Coronado for our pro rata share of an agreed upon market value of $745.0 million. We account for this investment using the equity method.
(3)	We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague.
(4)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.

During 2004 through 2006, we sold the following properties:

Property	Disposition Date	Net Sales Proceeds
		(in millions)
Hilton Burbank Airport	September 7, 2006	$123.3
Marriott Rancho Las Palmas Resort	July 14, 2006	$54.8
Embassy Suites Lake Buena Vista	October 27, 2005	$54.8
Marriott Schaumburg	October 7, 2005	$21.5
Hyatt Regency Washington, D.C.	February 6, 2004	$156.4

The results of operations for these sold properties have been classified as discontinued operations in the statements of operations for the years ended December 31, 2006, 2005 and 2004. Based on the continued cash flow we generated from an asset management agreement with SHC LLC, the operations of seven hotel properties distributed to SHC LLC in 2004 are not reflected as discontinued operations in the accompanying statements of operations.

Below is a summary of changes in our portfolio which have occurred during the years ended December 31, 2006, 2005 and 2004. The table summarizes the number of hotels and number of rooms, excluding unconsolidated joint ventures:

	2006	2005	2004
Hotels
Number of hotels, beginning of period	15	14	20
Acquisitions	6	3	2
Dispositions	(2)	(2)	(1)
Distributed properties	—	—	(7)

Number of hotels, end of period	19	15	14

Rooms
Number of rooms, beginning of period	7,213	5,820	9,567
Acquisitions	3,058	2,140	538
Room expansions	5	—	—
Dispositions	(932)	(731)	(834)
Distributed properties	—	—	(3,451)
Rooms converted to other uses	(23)	(16)	—

Number of rooms, end of period	9,321	7,213	5,820

We define our Total Portfolio as properties that are owned or leased by us, and their operations are included in our consolidated operating results. We present certain information about our hotel operating results and statistics on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported comparable operating results throughout the reporting periods being presented.

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2006 and 2005 do not include the Hyatt New Orleans, which was taken out of service in September 2005, the InterContinental Chicago and Miami hotels, the Fairmont Chicago, the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, and the Fairmont Scottsdale Princess. In addition, we do not include the Hotel del Coronado, which we account for under the equity method, and all sold properties that are included in discontinued operations.

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2005 to 2004 do not include the Hamburg Marriott, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in March 2004, the Hyatt New Orleans, which was taken out of service in September 2005, the Fairmont Chicago, the InterContinental Chicago and Miami hotels, the Ritz-Carlton Half Moon Bay, the InterContinental Prague, which we accounted for under the equity method until we acquired the remaining 65% joint venture interest in August 2006, and all sold properties that are included in discontinued operations.

We present these Same Store Asset results because we believe that doing so provides useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Same Store Assets or from acquisition or disposition activity.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2006 and 2005 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2006	2005	2006	2005
Revenues:
Rooms	53.0%	52.4%	48.5%	48.2%
Food and beverage	33.9%	33.7%	32.8%	33.3%
Other hotel operating revenue	10.3%	10.0%	12.2%	12.6%

	97.2%	96.1%	93.5%	94.1%
Lease revenue	2.8%	3.9%	6.5%	5.9%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy and local social catering are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as internet access, telephone, parking, golf course, spa, space rentals and other guest services and is also driven by occupancy.

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

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher rooms revenues. However, a greater percentage of certain group guests which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services may contribute to higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines.

Overall, our Total Portfolio RevPAR, excluding leased properties, increased to $170.28 during the year ended December 31, 2006 from $134.29 during the year ended December 31, 2005. With respect to Same Store Assets, RevPAR, excluding leased properties, increased to $165.32 for the year ended December 31, 2006 from $151.16 for the year ended December 31, 2005.

Operating Costs and Expenses. Our operating costs and expenses for the years ended December 31, 2006 and 2005 consist of the costs to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2006	2005	2006	2005
Operating Costs and Expenses:
Rooms	18.4%	17.7%	15.3%	14.9%
Food and beverage	32.6%	32.7%	33.5%	33.5%
Other departmental expenses	34.8%	37.0%	38.3%	38.8%
Management fees	5.1%	4.5%	4.8%	5.0%
Other hotel expenses	9.1%	8.1%	8.1%	7.8%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the realized portion of the deferred gain of $4.4 million for the years ended December 31, 2006 and 2005.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, share-based employee compensation plan expense, professional fees, travel expenses and office rent.

Recent Trends and Events

Recent Trends. The economy continued to grow through 2006 driving demand in all segments of the travel industry. We believe that luxury hotels and resorts in particular benefited from improving leisure and business transient, and group business demand and outperformed other hospitality segments. Slow growth in new supply is sustaining favorable pricing conditions for our properties.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Hotel Acquisitions. In the fourth quarter of 2005, we signed letters of intent to purchase the LaSolana Hotel project (which includes the development of 20.5 acres of land into hotel suites, spa, restaurant, pool and retail) and Villa project (which includes the development of 27.0 acres into for-sale residences). These projects are adjacent to our existing Four Seasons Punta Mita Resort. We agreed to pay an initial purchase price of approximately $30.9 million and assume an installment agreement to purchase the Villa site over a four-year period. The initial purchase price of $30.9 million pertained to purchasing existing promissory notes for $17.9 million (including accrued interest) and the equity interests for $13.0 million (including acquisition costs).

In 2005, we purchased the promissory notes and made a refundable deposit of $1.0 million on the equity investment. On March 8, 2006, we acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the remaining equity interests, title to the Hotel site transferred to us and the previously acquired promissory notes were converted to equity. The previous installment agreement to purchase the Villa site was terminated, and we signed a new agreement that required a single payment of $18.0 million, which, along with acquisition costs, was paid in the third quarter of 2006.

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an aggregate agreed-upon market value of $745.0 million. We own the hotel in partnership with KKR and KSL Resorts and account for the Hotel Venture and North Beach Venture using the equity method of accounting. An affiliate of KSL continues to manage the property. Our capital commitment is limited to our equity investment equal to approximately $71.4 million. We funded our equity investment in the Hotel del Coronado joint venture through borrowings under our revolving credit facility.

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

On March 1, 2006, we purchased the Four Seasons Washington D.C. hotel for approximately $170.0 million. We used proceeds from our common stock and preferred stock offerings described below to acquire this property.

On June 1, 2006, we purchased the Westin St. Francis San Francisco hotel for approximately $439.3 million. We used proceeds from our common and preferred stock offerings described below to acquire this property. On July 6, 2006, a subsidiary of SHR entered into a mortgage loan with Metropolitan Life Insurance Company. The loan is secured by the Westin St. Francis hotel. Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel.

On July 7, 2006, we purchased the Ritz-Carlton Laguna Niguel from SHC LLC for approximately $327.7 million and assumed $8.6 million in debt. We used proceeds from our common and preferred stock offerings described below to acquire this property as well as proceeds from a mortgage debt financing secured by the Westin St. Francis.

On August 3, 2006, we purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, for $75.8 million and assumed debt of $85.9 million. The purchase brings our interest in the entity that owns the property to 100%. The acquisition was financed using borrowings under the bank credit facility.

On August 31, 2006, we purchased the Marriott London Grosvenor Square hotel for $207.6 million. The acquisition was financed using mortgage debt and borrowings on the bank credit facility.

On September 1, 2006 we purchased the Fairmont Scottsdale Princess hotel and an adjacent development land parcel for approximately $350.7 million. We used mortgage debt and borrowings on the bank credit facility to acquire this property.

On September 26, 2006, we entered into an agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. Our interest consists of approximately 15 floors that will primarily house 210 hotel suites, meeting and prefunction space, hotel lobby and related areas and associated improvements for approximately $82.4 million. The acquisition, expected to close in late 2009, remains subject to contractual closing conditions. Letters of credit were issued as an earnest money deposit under our agreement to acquire the interest.

Sales of Hotels. On July 14, 2006, we sold the Marriott Rancho Las Palmas Resort for $54.8 million. On September 7, 2006, we sold the Hilton Burbank Airport and Convention Center for $123.3 million. We recognized a gain on these sales of $88.9 million. The gain on sale of these properties has been classified as discontinued operations in the statements of operations for the year ended December 31, 2006.

In July 2003, we sold the real estate (building and land) relating to the Paris Marriott to Deutsche Immobilien Fonds Aktiengesellschaft, or DIFA. DIFA then leased this real estate to us with the right to continue to operate the hotel. Under the terms of our lease, we make monthly minimum rent payments and pay additional rent based on the performance of the hotel. As a result of provisions in the lease agreement that provide for continuing involvement, we initially accounted for the sale and leaseback of the Paris Marriott as a finance obligation. Subsequent to June 29, 2004, we recorded the Paris Marriott as an operating lease and now record lease expense because we eliminated what is considered a collateralized guarantee under generally accepted accounting principles (GAAP) by canceling the bank guarantee. As a result of a sublease arrangement whereby we lease our interest in the hotel to a third party, we record lease revenue in our consolidated statements of operations subsequent to June 29, 2004.

In February 2004, the joint venture that owned the Hamburg Marriott (Bohus) sold its interest in the hotel to DIFA. As a result of provisions in the lease agreement that provide for continuing involvement by Bohus, Bohus accounted for the sale and leaseback of the Hamburg Marriott as a finance obligation. Subsequent to Bohus’ sale of the Hamburg Marriott, on March 1, 2004, a subsidiary of SHR acquired the remaining 65% of Bohus it did not previously own. Following the IPO, we restructured the terms of our lease to eliminate the previously collateralized guarantee by canceling the bank guarantee. We now account for this transaction as an operating lease and record lease expense. In addition, since we lease this hotel to the operator, we record lease revenue in our consolidated statements of operations.

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

We have comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350.0 million in coverage per loss, subject to a deductible of approximately $11.0 million. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32.7 million; however, while we have substantially completed our evaluation of the impact of the hurricane on the hotel and are in the process of implementing our restoration plan, the actual net book value write-off could vary from this estimate.

Certain deductibles and limitations will apply to insurance proceeds. No determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of the entire restoration.

To the extent we are entitled to recover incurred expenses under the insurance policies, we recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criterion will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through December 31, 2006, we have recorded $47.4 million in insurance recoveries receivable related to property damage and business interruption recoveries. We have collected $68.2 million in insurance proceeds through December 31, 2006, including $10.0 million collected in 2005. Of the $47.4 million total receivable recorded, $32.7 million represents the recovery of the net book value of fixed assets written off because of the damage, as discussed above. The remaining $14.7 million represents a probable recovery of expenses incurred through December 31, 2006.

Termination of Management Agreement. During the first quarter of 2006, we reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of the Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. We paid MHS an initial termination fee of $5.0 million upon termination. Under the agreement, we will be required to pay MHS an additional termination fee of $5.0 million in 2009 if we have not entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. We also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. We recorded a charge of $9.9 million for the present value of the termination fees and estimated severance and relocation costs. This charge is included in income (loss) from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

Common Stock Offerings. During the first quarter of 2006, we completed a public offering of common stock at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by us and 12,731,640 secondary shares of common stock sold by shareholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $151.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington, D.C. and for general corporate purposes.

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

Preferred Stock Offerings. On January 31, 2006, we completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $110.8 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

On May 17, 2006, we completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock. After discounts, commissions and estimated expenses, we raised net proceeds of approximately $138.9 million. These proceeds were used to repay existing indebtedness under our credit facility, to partially fund the acquisitions of the Westin St. Francis and Ritz-Carlton Laguna Niguel and for general corporate purposes.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding. We offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests on January 20, 2006 by our waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of our common stock. As of December 31, 2006, holders of an additional 160,646 limited liability interests in SH Funding had redeemed their interests in exchange for an equal number of shares of our common stock. After these exchanges, our ownership share of SH Funding is approximately 99%.

Financings. During the year ended December 31, 2006, we entered into or assumed various mortgage loan agreements to finance a portion of the hotel acquisitions mentioned above. These additional loans will increase our interest expense recognized, which will affect our net income. These mortgage loan agreements include the following:

Property	Date	Principal (in millions)	Interest
Fairmont Scottsdale Princess	September 1, 2006	$270.0	LIBOR + 0.61%
Marriott Grosvenor Square	August 31, 2006	£ 77.3 ($147.1)	GBP LIBOR + 1.10%
Westin St. Francis	July 6, 2006	$220.0	LIBOR + 0.70%
InterContinental Prague	August 3, 2006	€ 68.3 ($85.9)	EURIBOR + 1.50%

In addition to the mortgage loan agreements described above, we also completed the following financing transactions during the year ended December 31, 2006:

•	amended our bank credit facility to increase the revolving loan to $225.0 million,

•	received draws of $128.3 million and repaid $55.8 million on our CMBS Floating Rate debt,

•	executed an aggregate $575.0 million in corporate interest rate swap agreements, and

•	refinanced the InterContinental Floating Rate debt and purchased interest rate caps with notional amounts covering the entire $211.0 million of the floating rate loans.

2004 Formation and Structuring Transactions. The following items were associated with the consummation of the IPO:

•

We no longer own or receive revenues or record expenses and operating costs from the Distributed Properties. As a result, our historical results of operations, cash flows and financial position prior to the IPO are not indicative of our results of operations, cash flows and financial position expected after the IPO.

•

We recognized additional revenue earned under an asset management agreement with SHC LLC for the Distributed Properties, which amounted to $5.0 million per year, subject to reduction as properties are sold. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee was reduced. During the years ended December 31, 2006, 2005 and 2004, we recognized $1.9 million, $5.0 million and $2.5 million, respectively, of asset management fees from SHC LLC, which is included in other income (expenses), net in the accompanying statements of operations. Effective November 15, 2006, this management agreement was terminated and SHC LLC paid a one time termination fee of $0.25 million, which is included in the $1.9 million recognized in 2006.

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

Operating Results

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

The following table presents our Total Portfolio and Same Store Assets, as defined on page 40, operating results for the years ended December 31, 2006 and 2005, including the amount and percentage change in these results between the two periods. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$381,019	$224,850	$156,169	69.5%	$150,299	$137,202	$13,097	9.5%
Food and beverage	244,022	144,860	99,162	68.5%	101,567	94,991	6,576	6.9%
Other hotel operating revenue	74,075	43,045	31,030	72.1%	37,887	35,895	1,992	5.5%

	699,116	412,755	286,361	69.4%	289,753	268,088	21,665	8.1%
Lease revenue	20,257	16,787	3,470	20.7%	20,257	16,787	3,470	20.7%

Total revenues	719,373	429,542	289,831	67.5%	310,010	284,875	25,135	8.8%

Operating Costs and Expenses:
Hotel operating expenses	521,230	308,076	213,154	69.2%	215,998	204,260	11,738	5.7%
Lease expense	13,682	13,178	504	3.8%	13,682	13,178	504	3.8%
Depreciation and amortization	75,135	43,753	31,382	71.7%	27,111	26,787	324	1.2%
Corporate expenses	25,383	21,023	4,360	20.7%	—	—	—	—

Total operating costs and expenses	635,430	386,030	249,400	64.6%	256,791	244,225	12,566	5.1%

Operating income	83,943	43,512	40,431	92.9%	$53,219	$40,650	$12,569	30.9%

Interest expense, net	(46,848)	(31,042)	(15,806)	50.9%

Loss on early extinguishment of debt	(2,150)	(6,540)	4,390	67.1%

Equity in (losses) earnings of joint ventures	(1,066)	2,818	(3,884)	137.8%

Other income, net	4,400	5,541	(1,141)	20.6%

Income before income taxes, minority interests and discontinued operations	38,279	14,289	23,990	167.9%
Income tax expense	(3,320)	(2,401)	(919)	38.3%
Minority interests	(1,466)	(2,937)	1,471	50.1%

Income from continuing operations	33,493	8,951	24,542	274.2%
Income from discontinued operations, net of tax and minority interests	86,636	21,309	65,327	306.6%

Net income	$120,129	$30,260	$89,869	297.0%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Asset operating income					$53,219	$40,650	$12,569	30.9%
Corporate expenses					(25,383)	(21,023)	(4,360)	20.7%
Corporate depreciation and amortization					(227)	(137)	(90)	65.7%
Non-Same Store Asset operating income					56,334	24,022	32,312	134.5%

Operating income					$83,943	$43,512	$40,431	92.9%

Operating Data(1):
Number of hotels	19	13			9	9
Number of rooms	9,321	6,281			2,961	2,961
RevPAR	$176.52	$141.91	$34.61	24.4%	$180.03	$161.52	$18.51	11.5%

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In October 2005, we sold two hotels and in the third quarter of 2006 we sold two hotels. The results of operations for these hotels are included in income from discontinued operations for the years ended December 31, 2006 and 2005. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2005 and 2006 that are included in income from discontinued operations.

Operating Income. Operating income for the total portfolio increased $40.4 million, or 92.9%. This increase in operating income is primarily due to the following:

(a)	a $12.6 million increase attributable to the Same Store Assets as described below;

(b)	a $7.9 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(c)	a $7.2 million increase attributable to the InterContinental hotels in Chicago and Miami, which we purchased in the second quarter of 2005;

(d)	a $5.7 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006;

(e)	a $5.4 million increase attributable to the Four Seasons Washington, D.C., which we purchased March 1, 2006;

(f)	a $4.3 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(g)	a $4.0 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the InterContinental Prague;

(h)	a $3.6 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006; and

(i)	a $3.1 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(j)	a $8.7 million decrease attributable to the Hyatt Regency New Orleans which ceased significant operations in September 2005 due to Hurricane Katrina; and

(k)	a $4.4 million decrease attributable to an increase in corporate expenses as described below.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the years ended December 31, 2006 and 2005, as described below.

Rooms. For the Total Portfolio, rooms revenue increased 69.5%. A significant factor related to the overall portfolio rooms revenue increase is the acquisition of new properties. In addition, RevPAR from our Total Portfolio excluding leased properties for the year ended December 31, 2006 increased by 26.8% from the year ended December 31, 2005. The components of RevPAR from our Total Portfolio excluding leased properties for the years ended December 31, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005
Occupancy	74.0%	69.8%
Average daily rate	$230.21	$192.43
RevPAR	$170.28	$134.29

For the Same Store Assets, rooms revenue increased 9.5%. RevPAR from our Same Store Assets excluding leased properties for the year ended December 31, 2006 increased by 9.4% from the year ended December 31, 2005. The components of RevPAR from our Same Store Assets excluding leased properties for the years ended December 31, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005
Occupancy	71.0%	70.7%
Average daily rate	$232.89	$213.69
RevPAR	$165.32	$151.16

The 9.4% increase in RevPAR for the Same Store Assets excluding leased properties resulted from a 0.3 percentage-point increase in occupancy and a 9.0% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the Four Seasons Punta Mita with a 16.7% increase and the Hyatt Regency LaJolla with an 11.5% increase.

A combination of improved rates and the opening of several beachfront suites at the Four Seasons Punta Mita resulted in the resort’s ADR increasing by 16.4% in 2006 over 2005. Demand at the hotel also increased by nearly 3.6% as travel to the west coast of Mexico continues to grow.

Demand in the San Diego market grew faster than the national average. The Hyatt Regency La Jolla leveraged this increased demand to eliminate many discounted transient segments, which increased the hotel’s ADR by 10.1%.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased 68.5%, which was primarily due to the acquisition of hotels. For the Same Store Assets, food and beverage revenue increased $6.6 million, or 6.9%. This Same Store increase is primarily driven by the increase of $2.5 million in food and beverage revenue at the Ritz-Carlton Half Moon Bay, $1.7 million at the Marriott Lincolnshire and $0.8 million at the Four Seasons Punta Mita.

Most of the food and beverage increase at the Ritz-Carlton Half Moon Bay is due to additional banquet revenue resulting from a 7.1% increase in group rooms. As a defensive strategy in response to new competition in its market, the Marriott Lincolnshire increased group business in 2006, which drove additional banquet revenue at the hotel. The increased occupancy at the Four Seasons Punta Mita resulted in an increase in volume in the resort’s restaurants and bars.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $31.0 million, or 72.1%, which was primarily due to the acquisition of hotels. The significant other operating revenues generated by these newly acquired properties during the year ended December 31, 2006 include spa and health club revenue of approximately $6.7 million, garage parking revenue of approximately $5.5 million, rental revenue of $4.6 million, and other incidental hotel services such as internet access of approximately $2.3 million. For the Same Store Assets, other hotel operating revenue increased $2.0 million, or 5.5%.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 20.7%. Lease revenue for the years ended December 31, 2006 and 2005 includes lease revenue from the Paris Marriott and the Hamburg Marriott. In accordance with the lease agreements, we earn an annual base rent plus additional rent contingent on meeting performance thresholds. During 2006, hotel operations improved at both of these hotels allowing us to recognize additional lease revenue, which was not recognized in the prior year. The improved performance of the Paris Marriott is due to the Paris market enjoying both strong demand and ADR growth in 2006, which resulted in overall RevPAR increasing 19%. The Paris Marriott RevPAR growth was consistent with the market. The World Cup Games in May, June and July 2006 resulted in RevPAR growth of 22% in the Hamburg market, with the Marriott Hamburg achieving RevPAR growth of 24.2%.

Operating Costs and Expenses

        Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2006 and 2005, including the amount and percentage changes in these expenses between the two periods (in thousands).

	Total Portfolio				Same Store Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Hotel operating expenses:
Rooms	$95,161	$54,493	$40,668	74.6%	$33,039	$30,446	$2,593	8.5%
Food and beverage	170,141	100,689	69,452	69.0%	72,310	68,435	3,875	5.7%
Other departmental expenses	181,495	114,005	67,490	59.2%	82,875	79,174	3,701	4.7%
Management fees	26,774	13,865	12,909	93.1%	10,373	10,277	96	0.9%
Other hotel expenses	47,659	25,024	22,635	90.5%	17,401	15,928	1.473	9.2%

Total hotel operating expenses	$521,230	$308,076	$213,154	69.2%	$215,998	$204,260	$11,738	5.7%

For the Total Portfolio, hotel operating expenses increased 69.2%. For the Same Store Assets, hotel operating expenses increased $11.7 million, or 5.7%. The Same Store increase in hotel operating expenses is primarily related to an increase in salaries, wages and related benefits ($4.5 million), travel agent commissions ($0.6 million), laundry and linens ($0.4 million), credit card commissions ($0.5 million), cost of food ($0.5 million), electricity ($0.6 million), insurance ($0.7 million) and sales and marketing costs ($0.9 million).

Demand for labor in the Same Store markets resulted in an increase in average wages and benefits paid to employees. Increases in travel agent commissions, laundry and linens, credit card commissions, and sales and marketing costs were the result of increased revenue volume. Property and earthquake insurance premiums have risen at all properties.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $31.4 million, or 71.7%, for the year ended December 31, 2006 when compared to the same period in 2005 primarily due to the acquisitions of new hotels.

Corporate Expenses. Corporate expenses increased $4.4 million, or 20.7% for the year ended December 31, 2006 compared to the same period in 2005. These expenses consist primarily of payroll and related costs, share-based employee compensation expense, professional fees, travel expenses and office rent. The overall increase in corporate expenses is in accordance with the growth of our hotel portfolio in 2006 and is primarily attributable to:

•	a $2.2 million increase in payroll expenses due to an increase in the number of corporate employees;

•	a $1.6 million increase related to share-based employee compensation expense,

•	a $0.6 million increase related to severance expense,

•	a $0.7 million increase related to travel expenses;

•	a $1.5 million increase related to legal, audit, and consulting fees; offset by

•	a $1.3 million decrease in professional fees primarily applicable to Sarbanes Oxley requirements.

Interest Expense, Net. The $15.8 million, or 50.9%, increase in interest expense, net for the year ended December 31, 2006 as compared to the year ended 2005 was primarily due to:

•	a $22.1 million increase attributable to higher average borrowings; and

•	a $3.0 million increase due to higher average rates; offset by

•	a $6.2 million increase in capitalized interest;

•	a $0.7 million decrease in amortization of deferred financing costs; and

•	a $2.3 million increase in interest income.

The components of interest expense, net for the years ended December 31, 2006 and 2005 are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005
Mortgage debt	$(53,335)	$(29,725)
Bank credit facility	(4,207)	(2,702)
Amortization of deferred financing costs	(1,887)	(2,598)
Mark-to-market of derivative instruments	—	(104)
Interest income	4,264	2,005
Capitalized interest	8,317	2,082

Total interest expense, net	$(46,848)	$(31,042)

The weighted average debt outstanding for the years ended December 31, 2006 and 2005 amounted to $942.6 million and $580.3 million, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 6.10% and 5.59%. At December 31, 2006, including the effect of interest rate swaps, 31.1% of our total debt had variable interest rates and 68.9% had fixed interest rates.

Loss on Early Extinguishment of Debt. On October 6, 2006, we refinanced the debt related to the InterContinental Miami and Chicago hotels and wrote off the applicable unamortized deferred financing costs. This write-off, as well as a prepayment penalty, amounted to $2.2 million, which has been reported as loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2006.

On November 9, 2005, we replaced a $175.0 million bank credit agreement and wrote off the applicable unamortized deferred financing costs. This write-off, which amounted to $2.2 million, has been reported as loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2005.

On November 9, 2005, we repaid 2004 floating rate mortgage loan financings. In connection with the repayment, we sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $5.9 million and has been reported as loss on early extinguishment of debt ($4.3 million) and income from discontinued operations ($1.6 million) in the consolidated statement of operations for the year ended December 31, 2005.

Equity in (Losses) Earnings of Joint Ventures. For the Total Portfolio, equity in (losses) earnings of joint ventures decreased by $3.9 million.

On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel. During the years ended December 31, 2006 and 2005, we recorded $0.2 million and $2.9 million of income, respectively, in our equity in (losses) earnings of joint ventures related to the InterContinental Prague. The following table presents certain components included in the calculation of equity in earnings resulting from our 35% share of the operations of the InterContinental Prague prior to our purchase in August 2006 (in thousands):

	Seven Months Ended July 31, 2006	Year Ended December 31, 2005
Net income	$222	$2,931
Depreciation	1,126	2,096
Interest	793	1,337
Income tax expense	302	774

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent parcel under development. During the year ended December 31, 2006, we recorded $(1.8) million of loss in our equity in (losses) earnings of joint ventures related to the Hotel del Coronado. The following table presents certain components included in the calculation of equity in losses resulting from our 45% share of the operations of the Hotel del Coronado and the North Beach Venture (in thousands):

Year Ended December 31, 2006
Net loss	$(1,776)
Depreciation	5,151
Interest	19,305
Income tax expense	400

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel that is sold in fractional ownership interests. Our equity in (losses) earnings of the joint venture amounted to $0.5 million and $(0.1) million for the years ended December 31, 2006 and 2005, respectively.

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. The net decrease of $1.1 million, or 20.6%, is primarily attributable to the following factors:

•

We had an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee was reduced. November 15, 2006 SHC LLC terminated the agreement. During the years ended December, 2006 and 2005, we recognized $1.9 million and $5.0 million, respectively, of asset management fees from SHC LLC, which are included in other income, net in the accompanying statements of operations. The $1.9 million recognized in the year ended December 31, 2006 includes a termination fee of $0.25 million.

•

SHR earns fees under an asset management agreement with the Hotel del Coronado and North Beach joint ventures. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the year ended December 31, 2006, we recognized fees amounting to $2.2 million.

•	We had non-income related state, local and franchise taxes of $1.6 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.

Income Tax Expense. Beginning in our 2004 tax year, we made an election to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

For the years ended December 31, 2006 and 2005, income tax expense related to continuing operations is summarized as follows (in thousands):

	2006	2005
Current tax (expense) benefit:
Europe	$(25)	$1,659
Mexico	(4,455)	(3,364)

	(4,480)	(1,705)

Deferred tax (expense) benefit:
Europe	(1,029)	(1,307)
Mexico	1,420	(86)
United States	769	697

	1,160	(696)

Total income tax expense	$(3,320)	$(2,401)

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are also reflected as minority interest expense. Minority interest expense (excluding discontinued operations) decreased by $1.5 million, or 50.1%, primarily due to the redemption of 7.2 million SH Funding operating partnership units for common shares that occurred in the first quarter of 2006.

Income from Discontinued Operations. As described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Trends and Events—Sales of Hotels”, we sold two hotels in the fourth quarter of 2005 and two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2006 and 2005. Income from discontinued operations amounted to $86.6 million and $21.3 million for the years ended December 31, 2006 and 2005, respectively. The increase of $65.3 million in income from discontinued operations is primarily due to the gain of $88.9 million on sale of the two hotels sold in the third quarter of 2006 compared to the gain of $21.2 million on sale of the hotels in 2005.

Operating Results

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

The following table presents our Total Portfolio and Same Store Assets, as defined on page 40, operating results for the years ended December 31, 2005 and 2004, including the amount and percentage change in these results between the two periods. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2005	2004	Change ($)	Change (%)	2005	2004	Change ($)	Change (%)
Revenues:
Rooms	$224,850	$220,231	$4,619	2.1%	$116,081	$118,079	$(1,998)	1.7%
Food and beverage	144,860	120,594	24,266	20.1%	73,541	69,151	4,390	6.3%
Other hotel operating revenue	43,045	39,811	3,234	8.1%	27,493	26,394	1,099	4.2%

	412,755	380,636	32,119	8.4%	217,115	213,624	3,491	1.6%
Lease revenue	16,787	24,233	(7,446)	30.7%	12,647	6,919	5,728	82.8%

Total revenues	429,542	404,869	24,673	6.1%	229,762	220,543	9,219	4.2%

Operating Costs and Expenses:
Hotel operating expenses	308,076	290,622	17,454	6.0%	161,800	157,655	4,145	2.6%
Lease expense	13,178	6,446	6,732	104.4%	9,170	4,492	4,678	104.1%
Depreciation and amortization	43,753	51,577	(7,824)	15.2%	21,552	22,939	(1,387)	6.0%
Corporate expenses	21,023	28,845	(7,822)	27.1%	—	—	—	—

Total operating costs and expenses	386,030	377,490	8,540	2.3%	192,522	185,086	7,436	4.0%

Operating income	43,512	27,379	16,133	58.9%	$37,240	$35,457	$1,783	5.0%

Interest expense, net	(31,042)	(57,117)	26,075	45.7%

Loss on early extinguishment of debt	(6,540)	(21,551)	15,011	69.7%
Equity in earnings of joint ventures	2,818	739	2,079	281.3%

Other income (expense), net	5,541	(190)	5,731	3,016.3%

Income (loss) before income taxes, minority interests and discontinued operations	14,289	(50,740)	65,029	128.2%
Income tax expense	(2,401)	(2,388)	(13)	0.5%
Minority interests	(2,937)	1,329	(4,266)	321.0%

Income (loss) from continuing operations	8,951	(51,799)	60,750	117.3%
Income from discontinued operations, net of tax and minority interests	21,309	65,132	(43,823)	67.3%

Net income	$30,260	$13,333	$16,927	127.0%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Asset operating income					$37,240	$35,457	$1,783	5.0%
Corporate expenses					(21,023)	(28,845)	7,822	27.1%
Corporate depreciation and amortization					(137)	(191)	54	28.3%
Non-Same Store Asset operating income					27,432	20,958	6,474	30.9%

Operating Income					$43,512	$27,379	$16,133	58.9%

Operating Data (1):
Number of hotels	13	10			7	7
Number of rooms	6,281	4,157			2,419	2,435
RevPAR	$141.91	$137.85	$4.06	2.9%	$160.30	$147.98	$12.32	8.3%

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations. The number of hotels and rooms above exclude the Distributed Properties, although the operations of the Distributed Properties are included in our results of operations through June 29, 2004.

In February 2004, we sold one hotel; in October 2005, we sold two hotels; in July 2006, we sold one hotel; and in September 2006, we sold one hotel. The results of operations for these hotels are included in income from discontinued operations for the years ended December 31, 2005 and 2004. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold that are included in income from discontinued operations. Based on the continued cash flow we generated from our asset management agreement with SHC LLC, the Distributed Properties are not reflected as discontinued operations in our operating results.

Operating Income. Operating income for the Total Portfolio increased $16.1 million, or 58.9%. This increase in operating income is due to the following events:

(a) a $7.8 million increase attributable to a decrease in corporate expenses as described below;

(b) a $1.8 million increase attributable to the Same Store Assets as described below (excluding lease expense at the Paris Marriott);

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

On June 29, 2004, the Hyatt Regency New Orleans hotel was converted from an operating lease to a management contract. For the year ended December 31, 2005 and the six months ended December 31, 2004, results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results. For the first six months of 2004, the results are only reflected in lease revenue in the accompanying operating results.

On June 29, 2004, our leasehold interest in the Paris Marriott was subleased to a third party operator. For the year ended December 31, 2005 and the six months ended December 31, 2004, the rent payments are reflected in lease revenue in the accompanying operating results. For the first six months of 2004, the results are reflected in each line item of hotel operating revenues and expenses (excluding lease revenue) in the accompanying operating results.

Due to the events mentioned above, we believe that an analysis of changes in each line item comprising Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year-over-year operating results. A more relevant approach is to analyze the changes of hotel operating income of the Same Store Assets for the years ended December 31, 2005 and 2004, as described below.

Rooms. For the Total Portfolio, rooms revenue increased 2.1%. RevPAR from our Total Portfolio for the year ended December 31, 2005 increased by 2.9% from the year ended December 31, 2004. The components of RevPAR from our Total Portfolio for the years ended December 31, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004
Occupancy	70.7%	71.2%
Average daily rate	$200.59	$193.73
RevPAR	$141.91	$137.85

For the Same Store Assets, rooms revenue decreased 1.7% in 2005 when compared 2004. The decrease is primarily due to the Paris Marriott hotel, which was converted to a lease on June 29, 2004. For the first six months of 2004, $9.9 million of rooms revenue is attributable to the Paris Marriott. Excluding the rooms revenue related to the Paris Marriott in 2004, the Same Store rooms revenue increased by 7.3%. RevPAR from our Same Store Assets for the year ended December 31, 2005 increased by 8.3% from the year ended December 31, 2004. The components of RevPAR from our Same Store Assets for the year ended December 31, 2005 and 2004 are summarized as follows:

	Years Ended December 31,
	2005	2004
Occupancy	72.0%	70.9%
Average daily rate	$222.67	$208.64
RevPAR	$160.30	$147.98

The 8.3% increase in RevPAR for the Same Store Assets resulted from an approximately 1.1 percentage-point increase in occupancy and a 6.7% increase in the average daily rate. The increase in RevPAR seen in many of our major urban markets is a reflection of the improving economic conditions in these markets this year. Increases in RevPAR for the year include the Four Seasons Punta Mita with a 13.7% increase, the Loews Santa Monica Beach Hotel with a 12.5% increase and the Hyatt Regency LaJolla with a 10.6% increase.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased 20.1%. For the Same Store Assets, food and beverage revenue increased 6.3%. This increase is primarily driven by the increase of $2.2 million in food and beverage revenue at the Hyatt Regency LaJolla, $1.6 million at the Loews Santa Monica Beach Hotel, $1.4 million at the Four Seasons Punta Mita and $0.7 million at the Hyatt Regency Phoenix. These increases are partially offset by a decrease of $2.3 million in food and beverage revenue at the Paris Marriott which we began recording as a lease on June 29, 2004.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased 8.1%. For the Same Store Assets, other hotel operating revenue increased 4.2%. The increased occupancy led to increases in many of the other hotel operating revenue streams at the properties; however, these increases continued to be offset by the decline in telephone revenues, primarily caused by the increased use of cellular phones. On a per occupied room basis, telephone revenues decreased 10.0% during 2005 compared to 2004.

Lease Revenue. For the Total Portfolio, lease revenue decreased 30.7% for the year ended December 31, 2005 as compared to the same period in 2004. For the Same Store Assets, lease revenue increased $5.7 million, or 82.8% for the year ended December 31, 2005 as compared to the corresponding period of 2004. Lease revenue for the years ended December 31, 2005 and 2004 includes lease revenue from the Paris Marriott, which began being recorded as a lease subsequent to June 29, 2004.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2005 and 2004, including the amount and percentage changes in these expenses between the two periods (in thousands).

	Total Portfolio				Same Store Assets
	2005	2004	Change ($)	Change (%)	2005	2004	Change ($)	Change (%)
Hotel operating expenses:
Rooms	$54,493	$55,123	$(630)	1.1%	$24,499	$24,809	$(310)	1.2%
Food and beverage	100,689	91,690	8,999	9.8%	52,016	50,344	1,672	3.3%
Other departmental expenses	114,005	104,399	9,606	9.2%	63,436	60,948	2,488	4.1%
Management fees	13,865	14,852	(987)	6.6%	9,005	10,010	(1,005)	10.0%
Other hotel expenses	25 ,024	24,558	466	1.9%	12,844	11,544	1,300	11.3%

Total hotel operating expenses	$308,076	$290,622	$17,454	6.0%	$161,800	$157,655	$4,145	2.6%

For the Total Portfolio, hotel operating expenses increased 6.0%. For the Same Store Assets, hotel operating expenses increased 2.6%. Included in hotel operating expenses for the first six months of 2004 is $8.2 million attributable to the Paris Marriott hotel, which was converted to a lease on June 29, 2004. Excluding these expenses attributable to the Paris Marriott hotel, hotel operating expenses increased $12.3 million or 8.3%. The increase in hotel operating expenses is primarily related to the increase in salaries, wages and related benefits ($5.1 million), administration and general costs ($1.8 million), marketing costs ($0.7 million), food and beverage cost of sales ($0.6 million), utilities ($0.7 million), real estate taxes ($0.3 million), and repairs and maintenance ($0.2 million).

Lease Expense. In connection with the IPO, we recorded a sale and leaseback of the Paris Marriott and Hamburg Marriott as of June 29, 2004 and now record lease expense on our statements of operations. In connection with these transactions, we also recorded a deferred gain.

For the Total Portfolio, net lease expense of $13.2 million for the year ended December 31, 2005 includes an offset for the realized portion of the deferred gain of $4.4 million related to the Paris Marriott and the Hamburg Marriott. For the Total Portfolio, net lease expense of $6.4 million for the year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.2 million related to the Paris Marriott and the Hamburg Marriott. See “Item 8. Financial Statements and Supplementary Data—Note 3 Property and Equipment” in the consolidated financial statements for more information.

For the Same Store Assets, net lease expense of $9.2 million for the year ended December 31, 2005 includes an offset for the realized portion of the deferred gain of $4.2 million related to the Paris Marriott. For the Same Store Assets, net lease expense of $4.5 million for the year ended December 31, 2004 includes an offset for the realized portion of the deferred gain of $2.1 million related to the Paris Marriott. See “Item 8. Financial Statements and Supplementary Data—Note 3 Property and Equipment” in the consolidated financial statements for more information.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased 15.2%, for the year ended December 31, 2005 as compared to the same period in 2004. For the Same Store Assets, depreciation and amortization decreased 6.0% for the year ended December 31, 2005 as compared to the same period in 2004. The decrease is attributable to an increase in fully depreciated assets.

Corporate Expenses. Corporate expenses decreased by $7.8 million. These expenses consist primarily of payroll and related costs, unit appreciation rights and restricted stock unit plan expense, professional fees, travel expenses and office rent. The decrease of $7.8 million is primarily attributable to:

•	a $3.6 million decrease in severance expense;

•	a $2.2 million decrease in compensation expense related to restricted stock units issued;

•	a $0.9 million decrease in tax and consulting services; and

•	a $5.4 million decrease in legal fees as a result of our settled litigation with Marriott; offset by

•	a $2.4 million increase in professional fees due to Sarbanes-Oxley requirements; and

•	a $1.6 million increase in salary expense

Interest Expense, Net. The $26.1 million decrease in interest expense, net for the year ended December 31, 2005 as compared to the year ended 2004 was due to:

•	a $17.5 million decrease attributable to lower average borrowings;

•	a $4.1 million decrease due to lower average rates;

•	a $1.3 million decrease in amortization of deferred financing costs;

•	a $0.3 million decrease related to the mark-to-market of derivative instruments; and

•	a $0.8 million increase in interest income.

•	a $2.1 million increase in interest capitalized

The components of interest expense, net for the years ended December 31, 2005 and 2004 are summarized as follows (in thousands):

	Years ended December 31,
	2005	2004
Mortgage debt	$(29,725)	$(48,791)
Bank credit facility	(2,702)	(1,343)
Convertible debt	—	(3,967)
Amortization of deferred financing costs	(2,598)	(3,890)
Mark-to-market of derivative instruments	(104)	(356)
Interest income	2,005	1,230
Capitalized interest	2,082	—

Total interest expense, net	$(31,042)	$(57,117)

The weighted average debt outstanding for the years ended December 31, 2005 and 2004 amounted to $580.3 million and $894.7 million, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.59% and 6.05%. At December 31, 2005, including the effect of interest rate swaps, 24.1% of our total debt had variable interest rates and 75.9% had fixed interest rates.

Loss on Early Extinguishment of Debt. On November 9, 2005, we replaced a $175.0 million bank credit agreement and wrote off the applicable unamortized deferred financing costs. This write-off, which amounted to $2.2 million, has been reported as loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2005.

On November 9, 2005, we repaid 2004 floating rate mortgage loan financings. In connection with the repayment, we sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $5.9 million and has been reported as loss on early extinguishment of debt ($4.3 million) and income from discontinued operations ($1.6 million) in the consolidated statement of operations for the year ended December 31, 2005.

On June 29, 2004, we repaid the floating rate CMBS 2003 using a portion of proceeds from the IPO and 2004 mortgage loans, and wrote off the unamortized deferred financing costs applicable to issuing this debt.

This write-off, which amounted to $22.9 million, has been reported as loss on early extinguishment of debt ($20.3 million) and income from discontinued operations ($2.6 million) in the consolidated statement of operations for the year ended December 31, 2004.

On June 29, 2004, the U.S. dollar denominated mortgage debt secured by one domestic hotel (fixed rate loan) and our two Mexican hotels (variable rate loans) were repaid with proceeds of two mortgage loan financings, and we wrote off the unamortized deferred financing costs applicable to issuing these loans. This write-off, which amounted to $1.2 million, has been reported as loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2004.

On January 30, 2004, we repaid an outstanding note and accrued interest payable to the City of Burbank. In connection with the repayment, we recognized a gain of $2.2 million on the retirement of this debt that has been reported in income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2004.

Equity in Earnings of Joint Ventures. During the years ended December 31, 2005 and 2004, we recorded $2.9 million and $0.8 million of income, respectively, in our equity in earnings of the joint venture that owned the InterContinental Prague. The following table presents certain components included in the calculation of equity in earnings resulting from our 35% share of the operations of the Prague joint venture (in thousands):

	Years ended December 31,
	2005	2004
Net income	$2,931	$832
Depreciation	2,096	3,171
Interest	1,337	1,383
Income taxes	774	922

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses, the change in value of our foreign currency forward exchange contracts prior to their distribution, as well as other miscellaneous income and expenses. The net change of $5.7 million is primarily attributable to the following factors:

•

Prior to June 29, 2004, we had two foreign currency forward exchange contracts with a combined notional amount of 1.62 billion Czech Koruna ($50.0 million) that were designated as hedges of our net investment in the Prague hotel joint venture. A portion of these contracts was deemed ineffective and, as such, did not qualify for hedge accounting. Accordingly, changes in the value of these forward exchange contracts were recorded in accumulated other comprehensive income (loss) (to the extent deemed effective) and to other income (expenses), net (to the extent deemed ineffective). When marking these contracts to market we increased other expenses $2.7 million for the year ended December 31, 2004. All of our forward currency contracts were distributed to SHC LLC on June 29, 2004.

•

We had an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we managed the day-to-day business of SHC LLC and its seven hotels for an annual fee of $5.0 million. During the years ended December 31, 2005 and 2004, we recognized $5.0 million and $2.5 million, respectively, of asset management fees from SHC LLC, which is included in other income, net in the accompanying statements of operations.

•	We had non-income related state, local and franchise taxes of $1.0 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.

•	We sold assets and recorded a gain of $42,000 for the year ended December 31, 2005 and a loss of $0.2 million for the year ended December 31, 2004.

•	We had foreign exchange gains (losses) of $68,000 and $(0.6 million) for the years ended December 31, 2005 and 2004, respectively.

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

For the years ended December 31, 2005 and 2004, income tax expense is summarized as follows (in thousands):

	2005	2004
Current tax benefit (expense):
Europe	$1,659	$139
Mexico	(3,364)	219

	(1,705)	358

Deferred tax (expense) benefit:
Europe	(1,307)	(947)
Mexico	(86)	(1,799)
United States	697	—

	(696)	(2,746)

Total income tax expense	$(2,401)	$(2,388)

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

Minority interest expense (excluding discontinued operations) increased by $4.3 million for the year ended December 31, 2005 when compared to the year ended December 31, 2004.

Income from Discontinued Operations. As described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Trends and Events—Sales of Hotels”, we sold one hotel in the first quarter of 2004, two hotels in the fourth quarter of 2005, and two hotels in the third quarter of 2006, and consistent with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2005 and 2004. Income from discontinued operations amounted to $21.3 million and $65.1 million for the years ended December 31, 2005 and 2004, respectively.

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

Capital expenditures for the years ended December 31, 2006, 2005 and 2004 amounted to $92.7 million, $39.4 million and $23.4 million, respectively. Included in the 2006 and 2005 amounts are $8.3 million and $2.1 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2006 and 2005 include $33.1 million $7.7 million, respectively, to redevelop the Hyatt Regency New Orleans. For the year ended December 31, 2007, we expect to fund hotel FF&E reserve projects of approximately $44.0 million and owner-funded projects of approximately $45.0 million. In addition, we expect to continue to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On November 9, 2005, we entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This agreement replaced the previous agreement that was entered into on June 29, 2004. That agreement provided for a $125.0 million revolving loan and was scheduled to expire November 9, 2009, subject to a one-year extension at the borrowers’ option. On May 30, 2006 and August 28, 2006, we amended the agreement to increase the revolving loan to $150.0 and $225.0 million, respectively. On August 28, 2006, we also amended the agreement to increase the size of the letter of credit sub-facility from $25.0 million to $50.0 million. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan. Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.75% at December 31, 2006) depending on a leverage test.

Additionally, there is an unused commitment fee of 0.20% to 0.30% per annum based on the average daily- unused revolver balance. As of February 28, 2007, there was $126.0 million outstanding under this facility. As of February 28, 2007, there were outstanding letters of credit of $12.0 million.

Our bank credit facility contains financial and other restrictive covenants. As of December 31, 2006, our ability to borrow under this facility is subject to financial covenants including:

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

As of December 31, 2006, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of December 31, 2006, we had 760,912 restricted stock units outstanding, of which 460,040 were vested. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2005 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2005	43,878,273	8,366,091	52,244,364
Common stock offerings	24,100,000	—	24,100,000
Units converted into common shares	7,390,236	(7,390,236)	—
Restricted stock units redeemed for common shares	38,218	—	38,218

Outstanding at December 31, 2006	75,406,727	975,855	76,382,582

Cash Flows

Operating Activities. Net cash provided by operating activities was $141.2 million for the year ended December 31, 2006, including $14.7 million in insurance proceeds pertaining to incurred expenses that we believe are covered by our Hyatt Regency New Orleans business interruption claim, compared to net cash provided by operating activities of $76.5 million for the year ended December 31, 2005 and net cash used in operating activities of $(7.8) million for the year ended December 31, 2004. Cash flow from operations increased from 2005 to 2006 primarily because of the increase in hotel operating income, offset by an increase in corporate expenses and interest expense. Cash flow from operations increased from 2004 to 2005 primarily because of our increase in hotel operating income as well as a decrease in interest expense. Due to the distribution of seven hotels to SHC LLC in 2004, our historical cash flows are not indicative of our cash flows subsequent to the completion of the IPO.

Investing Activities. Net cash used in investing activities was $(1.5) billion for the year ended December 31, 2006, compared to net cash used in investing activities of $(430.0) million for the year ended December 31, 2005 and net cash provided by investing activities of $64.9 million for the year ended December 31, 2004. The significant investing activities during these periods are summarized below:

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado for approximately $50.1 million in January 2006.

•	We spent $31.4 million in connection with our acquisition of the LaSolana Hotel and Villas development sites in 2006.
•	We purchased five hotels for $1,495.3 million in 2006..

•	We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel for approximately $75.8 million in August 2006.

•	We sold two hotels during the year ended December 31, 2006 for net sale proceeds of $178.1 million and two hotels during the year ended December 31, 2005 for net sales proceeds of $76.3.

•	We received $43.5 million and $10.0 million of insurance proceeds in 2006 and 2005, respectively, as a result of the hurricane that struck our Hyatt New Orleans property in August of 2005.

•	Increased restricted cash and cash equivalents by $33.0 million during the year ended December 31, 2006 primarily due to insurance proceeds received during 2006.

•	We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million during the year ended December 31, 2005.

•	We purchased the Fairmont Chicago for approximately $158.6 million in September 2005.

•	During the fourth quarter of 2005, we purchased notes receivable of approximately $17.9 million in connection with the acquisition of the LaSolana Hotel and Villa project.

•

During the fourth quarter of 2005, we paid $22.3 million in escrow deposits in connection with the acquisitions of the LaSolana Hotel and Villa project ($1.0 million) and our joint venture interest in the Hotel del Coronado ($21.3 million).

•

We disbursed $92.7 million and $39.4 million during the years ended December 31, 2006 and 2005, respectively, related to capital expenditures for renewals, replacements, room renovations and redevelopment of the Hyatt Regency New Orleans in 2006 and 2005.

•

In 2004, our significant investing activity included a $5.2 million distribution received from the InterContinental Prague joint venture, a $10.4 million distribution received from the Hamburg Marriott joint venture as a result of the sale and leaseback transaction, $156.4 million of proceeds received from the sale of a hotel, and change in restricted cash and cash equivalents of $58.7 million, which were offset by the $123.2 million purchase of the Ritz-Carlton Half Moon Bay and $23.4 million paid for capital expenditures.

Financing Activities. Net cash provided by financing activities was $1.4 billion for the year ended December 31, 2006 compared to net cash provided by financing activities of $379.6 million for the year ended December 31, 2005 and net cash used in financing activities of $(126.1) million for the year ended December 31, 2004. The significant financing activities during these periods are summarized below:

•	In 2006 and 2005, we received proceeds from issuance of common stock, net of offering costs of approximately $470.2 million and $217.4 million, respectively.

•

In 2006 and 2005, we received proceeds from issuance of preferred stock, net of offering costs of approximately $249.7 million and $97.6 million, respectively, and distributed $24.5 million and $6.8 million, respectively to preferred shareholders.

•

In 2006, we received net proceeds from mortgage and other debt of $976.4 million and made net payments on mortgage debt and other debt of $268.9 million. In 2005, we received net proceeds from mortgage debt of $422.0 million and made net payments on mortgage debt and other debt of $277.8 million.

•

In 2006 and 2005, we paid quarterly distributions to common shareholders amounting to $58.3 million and $29.8 million, respectively, and SH Funding also paid quarterly distributions to minority interest holders amounting to $2.6 million and $8.0 million, respectively.

•	In 2006 we received net proceeds on the bank credit facility of $89.0 million and in 2005 we made net payments on the bank credit facility of $28.0 million.

•

In 2004, our significant financing activities included payments on mortgage debt, other debt, and the bank credit facility of $1.4 billion, distributions of $234.0 million to SHC LLC in connection with the IPO and financing costs of $33.6 million, which were offset by $251.0 million received from issuance of common stock and $1.3 billion received from new mortgage debt and bank credit facility proceeds.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations	$1,557,865	$6,195	$596,431	$807,534	$147,705
Interest on long-term debt obligations(1)	399,032	89,217	247,021	52,429	10,365
Operating lease obligations—ground leases and office space	7,779	443	475	317	6,544
Operating leases—Paris Marriott and Hamburg Marriott(2)	451,848	19,547	58,641	39,094	334,566
Marriott termination agreement(3)	5,000	—	5,000	—	—
Acquisition agreement—portion of mixed use building(2)	82,400	—	82,400	—	—

Total	$2,503,924	$115,402	$989,968	$899,374	$499,180

(1)	Interest on variable rate debt obligations is calculated based on the variable rates at December 31, 2006.
(2)	See “Item 8. Financial Statements and Supplementary Data—Note 3 Property and Equipment.”
(3)	See “Item 8. Financial Statements and Supplementary Data—Note 20 Termination of Management Agreement.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2006, $24.2 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of commercial mortgage-backed securities and mezzanine debt financing and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At December 31, 2006, there was $6.0 million outstanding on the revolving credit facility. There are letters of credit outstanding of $2.3 million which are secured by the revolving credit facility. At December 31, 2006, our investment in the Partnerships amounted to $67.9 million. Our equity in losses of the Partnerships is $2.1 million for the year ended December 31, 2006.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At December 31, 2006, there was $24.6 million outstanding on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC. Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations contained in the construction loan documents.

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

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2006, our investment in the joint venture amounted to $3.1 million. Our equity in earnings of the joint venture is $0.5 million for the year ended December 31, 2006.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—Note 15 Related Party Transactions” for a discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets. We periodically review each property for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We recognized impairment losses on property and equipment of $8.6 million in 2004. There was no impairment on property and equipment in 2006 or 2005.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the income statement. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at December 31, 2006 or 2005.

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

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008. We are currently evaluating the impact of the adoption of this statement.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for us beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We have evaluated the impact of the adoption of FIN 48 and do not expect it to have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. The majority of our outstanding debt, after considering the effect of interest rate swaps, has a fixed interest rate. We use some derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. We generally require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designed to hedge. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors.

See “Item 8. Financial Statements and Supplementary Data—Note 10 Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2006.

As of December 31, 2006, our total outstanding mortgages and other debt payable and bank credit facility was approximately $1.6 billion, of which approximately $485.1 million, or 31.1%, was variable rate debt. Total variable debt excludes $871.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 107 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $5.2 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 54 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.6 million annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment. Furthermore, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotel & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotel & Resorts, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 1, 2007

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2006	2005
Assets
Property and equipment	$2,644,120	$1,300,250
Less accumulated depreciation	(268,991)	(217,695)

Net property and equipment	2,375,129	1,082,555

Goodwill	421,516	66,656
Intangible assets (net of accumulated amortization of $3,166 and $1,340, respectively)	45,793	2,129
Investment in joint ventures	71,349	15,533
Cash and cash equivalents	86,462	65,017
Restricted cash and cash equivalents	73,400	32,115
Accounts receivable (net of allowance for doubtful accounts of $809 and $427, respectively)	70,282	31,286
Deferred financing costs (net of accumulated amortization of $2,194 and $969, respectively)	10,701	7,544
Deferred tax assets	43,555	35,594
Other assets	57,522	84,093
Insurance recoveries receivable	—	25,588

Total assets	$3,255,709	$1,448,110

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,442,865	$633,380
Bank credit facility	115,000	26,000
Accounts payable and accrued expenses	186,293	85,247
Distributions payable	18,175	11,531
Deferred tax liabilities	24,390	5,239
Deferred gain on sale of hotels	107,474	99,970
Insurance proceeds received in excess of insurance recoveries receivable	20,794	—

Total liabilities	1,914,991	861,367
Minority interests in SHR’s operating partnership	12,463	76,030
Minority interests in consolidated affiliates	10,965	11,616
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	—
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	—
Common shares ($0.01 par value; 150,000,000 common shares authorized; 75,406,727 and 43,878,273 common shares issued and outstanding, respectively)	753	439
Additional paid-in capital	1,224,400	688,250
Deferred compensation	—	(1,916)
Accumulated deficit	(265,435)	(294,755)
Accumulated other comprehensive income	10,304	9,526

Total shareholders’ equity	1,317,290	499,097

Total liabilities and shareholders’ equity	$3,255,709	$1,448,110

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Rooms	$381,019	$224,850	$220,231
Food and beverage	244,022	144,860	120,594
Other hotel operating revenue	74,075	43,045	39,811

	699,116	412,755	380,636
Lease revenue	20,257	16,787	24,233

Total revenues	719,373	429,542	404,869

Operating Costs and Expenses:
Rooms	95,161	54,493	55,123
Food and beverage	170,141	100,689	91,690
Other departmental expenses	181,495	114,005	104,399
Management fees	26,774	13,865	14,852
Other hotel expenses	47,659	25,024	24,558
Lease expense	13,682	13,178	6,446
Depreciation and amortization	75,135	43,753	51,577
Corporate expenses	25,383	21,023	28,845

Total operating costs and expenses	635,430	386,030	377,490

Operating income	83,943	43,512	27,379
Interest expense	(51,111)	(33,047)	(58,348)
Interest income	4,263	2,005	1,231
Loss on early extinguishment of debt	(2,150)	(6,540)	(21,551)
Equity in (losses) earnings of joint ventures	(1,066)	2,818	739
Other income (expenses), net	4,400	5,541	(190)

Income (loss) before income taxes, minority interests and discontinued operations	38,279	14,289	(50,740)
Income tax expense	(3,320)	(2,401)	(2,388)
Minority interest (expense) income in SHR’s operating partnership	(703)	(2,937)	1,305
Minority interest (expense) income in consolidated affiliates	(763)	—	24

Income (loss) from continuing operations	33,493	8,951	(51,799)
Income from discontinued operations, net of tax and minority interests	86,636	21,309	65,132

Net Income	120,129	30,260	13,333
Currency translation adjustments	8,519	3,127	11,320
Mark to market of derivatives	(7,787)	4,896	1,323

Comprehensive Income	$120,861	$38,283	$25,976

Net Income	120,129	30,260	13,333
Preferred shareholder dividends	(24,543)	(6,753)	—

Net Income Available to Common Shareholders	$95,586	$23,507	$13,333

Basic Income Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.13	$0.06	$(2.12)
Income from discontinued operations per share	1.27	0.60	2.67

Net income available to common shareholders per share	$1.40	$0.66	$0.55

Weighted-average common shares outstanding	68,286	35,376	24,390

Diluted Income Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.13	$0.06	$(2.12)
Income from discontinued operations per share	1.26	0.60	2.67

Net income available to common shareholders per share	$1.39	$0.66	$0.55

Weighted-average common shares outstanding	68,569	35,577	24,390

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

	2006	2005	2004
Members’ Capital
Balance, beginning of year	$—	$—	$875,767
Formation and structuring transactions	—	—	(875,767)

Balance, end of year	$—	$—	$—

Distributions to members
Balance, beginning of year	$—	$—	$(439,377)
Formation and structuring transactions	—	—	439,377

Balance, end of year	$—	$—	$—

8.5% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$97,553	$—	$—
Offering of shares (net of offering costs of $2,447)	—	97,553	—

Balance, end of year	$97,553	$97,553	$—

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$—	$—	$—
Offering of shares (net of offering costs of $4,225)	110,775	—	—

Balance, end of year	$110,775	$—	$—

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$—	$—	$—
Offering of shares (net of offering costs of $4,810)	138,940	—	—

Balance, end of year	$138,940	$—	$—

Common shares
Balance, beginning of year	$439	$300	$—
Initial public offering of common shares	—	—	289
Public offerings of common shares	241	128	—
Operating partnership units redeemed for common shares	73	11	11

Balance, end of year	$753	$439	$300

Additional paid-in capital
Balance, beginning of year	$688,250	$483,691	$—
Distributions from (to) SHC LLC	—	446	(246,808)
Formation and structuring transactions	—	—	463,205
Issuance of common shares	489,736	228,994	283,071
Offering costs	(19,870)	(11,726)	(32,320)
Restricted stock units and stock options granted, net of forfeitures	231	2,244	6,056
Amortization of restricted stock units and stock options	3,571	—	—
Reclassification from deferred compensation	(1,916)	—	—
Adjustment for minority interest ownership in SH Funding	64,398	(15,399)	10,487

Balance, end of year	$1,224,400	$688,250	$483,691

Deferred compensation
Balance, beginning of year	$(1,916)	$(1,731)	$—
Reclassification to additional paid-in capital	1,916	—	—
Restricted stock units granted, net of forfeitures	—	(2,151)	(5,903)
Amortization of restricted stock units	—	1,966	4,172

Balance, end of year	$—	$(1,916)	$(1,731)

Accumulated deficit
Balance, beginning of year	$(294,755)	$(285,320)	$(285,206)
Net income	120,129	30,260	13,333
Distributions to shareholders	(90,809)	(39,695)	(13,447)

Balance, end of year	$(265,435)	$(294,755)	$(285,320)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$9,526	$(387)	$(12,116)
Currency translation adjustments	8,519	3,127	11,320
Mark to market of derivatives and other adjustments	(7,910)	4,896	1,323
Adjustment for minority interest ownership in SH Funding	169	1,890	(914)

Balance, end of year	$10,304	$9,526	$(387)

Total Shareholders’ Equity	$1,317,290	$499,097	$196,553

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$120,129	$30,260	$13,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Minority interest expense (income) in SHR’s operating partnership	1,827	7,396	(4,807)
Minority interest expense (income) in consolidated affiliates	763	—	(24)
Deferred income tax (benefit) expense	(5,141)	(407)	2,746
Depreciation and amortization	77,670	52,606	61,463
Amortization of deferred financing costs	1,954	2,960	4,447
Loss on early extinguishment of debt	3,150	8,115	19,066
Impairment losses on goodwill and hotel property	—	—	12,675
Equity in losses (earnings) of joint ventures	1,066	(2,818)	(739)
Deferred compensation expense	3,571	1,966	4,172
Gain on sale of assets	(88,871)	(21,202)	(75,982)
Recognition of deferred and other gains, net	(4,405)	(3,594)	(1,895)
Mark to market of derivatives included in other income (expenses), net	—	—	2,691
Mark to market of derivatives included in interest expense	—	134	384
Increase in accounts receivable	(21,248)	(13,597)	(2,583)
Insurance proceeds received	14,735	—	—
Increase in other assets	(6,185)	(3,425)	(2,407)
Increase (decrease) in accounts payable and accrued expenses	42,191	18,062	(40,379)

Net cash provided by (used in) operating activities	141,206	76,456	(7,839)

Investing Activities:
Proceeds from sales of assets	178,095	76,302	156,354
Distributions from joint ventures	—	—	15,602
Acquisition of hotel property and equipment	(1,571,660)	(158,217)	(125,453)
Acquisition of land held for development	(31,425)	—	—
Acquisition of interest in joint ventures	(50,112)	(112)	(162)
Acquisition of interest in consolidated affiliates	—	(285,389)	—
Restricted and unrestricted cash acquired	16,771	7,399	7,743
Cash received from joint venture	1,509	—	—
Issuance of note receivable	—	—	(1,874)
Acquisition of notes receivable	—	(17,852)	—
Escrow deposits	(200)	(22,250)	—
Decrease (increase) in security deposits related to sale-leasebacks	1,921	1,447	(22,600)
Insurance proceeds received	43,479	10,000	—
Capital expenditures	(92,732)	(39,427)	(23,385)
(Increase) decrease in restricted cash and cash equivalents	(32,974)	(1,860)	58,704
Other investing activities	(4,135)	—	—

Net cash (used in) provided by investing activities	(1,541,463)	(429,959)	64,929

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	470,180	217,396	251,040
Proceeds from issuance of preferred stock, net of offering costs	249,715	97,553	—
Proceeds from bank credit facility	510,500	135,500	90,500
Payments on bank credit facility	(421,500)	(163,500)	(36,500)
Proceeds from mortgages and other debt	976,377	422,000	1,208,500
Payments on mortgages and other debt	(268,932)	(277,760)	(1,363,097)
Financing costs	(8,068)	(6,983)	(33,622)
Distributions to common shareholders	(58,318)	(29,798)	(6,652)
Distributions to preferred shareholders	(24,543)	(6,753)	—
Distributions to holders of minority interests in SHR’s operating partnership	(2,610)	(8,047)	(2,069)
Distributions to holders of minority interests in consolidated affiliates	(3,327)	—	(274)
Distributions to SHC LLC	—	(37)	(233,956)

Net cash provided by (used in) financing activities	1,419,474	379,571	(126,130)

Effect of translation adjustment on cash	2,228	(1,122)	1,674

Net change in cash and cash equivalents	21,445	24,946	(67,366)
Cash and cash equivalents, beginning of year	65,017	40,071	107,437

Cash and cash equivalents, end of year	$86,462	$65,017	$40,071

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2006	2005	2004
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of interest in joint venture
— Building	$—	$—	$45,482

— Finance obligation	$—	$—	$(50,672)

— Investment in joint venture	$—	$—	$2,230

— Net working capital	$—	$—	$3,122

Acquisition of interests in consolidated affiliates
— Investing activities	$—	$(11,616)	$—

— Financing activities	$—	$11,616	$—

Sale of hotels
— Assets	$—	$—	$138,014

— Liabilities	$—	$—	$247,274

— Deferred gain	$—	$—	$109,260

Mark to market of derivative instruments (see notes 2 and 10)	$(7,724)	$5,381	$1,232

Redemption of units of non-managing member limited liability company interests in SH Funding (see note 9)	$68,124	$—	$—

Distributions payable to common shareholders (see note 9)	$17,404	$9,691	$6,641

Distributions payable to holders of minority interests in SHR’s operating partnership (see notes 8 and 9)	$226	$1,840	$2,068

Distributions payable to holders of minority interests in consolidated affiliates (see note 8)	$545	$—	$—

Mortgage and other debt assumed upon acquisitions of properties (see note 7)	$94,441	$—	$—

Hyatt Regency New Orleans property damage (see note 19)	$3,000	$29,685	$—

Distribution of net liabilities (assets) to SHC LLC (see note 9)	$—	$483	$(12,852)

Cash Paid For:
Interest	$(54,930)	$(36,093)	$(63,194)

Income taxes, net of refunds	$(3,888)	$(6,271)	$(34,506)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company), formerly known as Strategic Hotel Capital, Inc., is a real estate investment trust (REIT) that was formed in January 2004. SHR conducts its business activities through its operating subsidiary, Strategic Hotel Funding, L.L.C. (SH Funding).

SHR acquires and asset manages luxury and upper upscale full-service hotels that are subject to long-term management contracts. SHR’s portfolio includes 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

As of December 31, 2006, SH Funding owned or leased the following 20 hotels:

1. Fairmont Chicago	11. Marriott Champs Elysees Paris
2. Fairmont Scottsdale Princess	12. Marriott Hamburg
3. Four Seasons Mexico City	13. Marriott Lincolnshire
4. Four Seasons Punta Mita Resort	14. Marriott London Grosvenor Square
5. Four Seasons Washington D.C.	15. Ritz-Carlton Half Moon Bay
6. Hyatt Regency La Jolla	16. Ritz-Carlton Laguna Niguel
7. Hyatt Regency New Orleans	17. Westin St. Francis
8. Hyatt Regency Phoenix	18. InterContinental Chicago Hotel (consolidated affiliate)
9. InterContinental Prague	19. InterContinental Miami Hotel (consolidated affiliate)
10. Loews Santa Monica Beach Hotel	20. Hotel del Coronado (unconsolidated joint venture)

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

As of June 29, 2004, SHC LLC owned the following seven hotels:

1. Ritz-Carlton Laguna Niguel	5. Westin Santa Clara
2. Hyatt Regency San Francisco	6. The Essex House, a Westin Hotel
3. Park Hyatt San Francisco	7. Marriott Eastside New York
4. Loews Beverly Hills

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the financial position and the results of operations of SHR and its subsidiaries.

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control on the equity method. At December 31, 2006, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint venture that owns the Hotel del Coronado and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At December 31, 2006, SH Funding also owned 85% controlling interests in two affiliates that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

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

Property, Equipment and Depreciation:

Property and equipment consists of land, leasehold interest, buildings, building improvements, site improvements and furniture, fixtures and equipment.

Depreciation is computed on a straight-line basis over the following useful lives:

Leasehold interest	Life of lease (51 years)
Buildings	37-39 years
Building improvements	5 years
Site improvements	15 years
Furniture, fixtures & equipment	3-5 years

Hotel improvements in progress include costs incurred for capital projects for hotels that are in the process of being developed, renovated, rehabilitated or expanded. Completed renovations and improvements are capitalized and depreciated over their estimated useful lives. Interest expense and certain other costs as well as project related salary and benefit costs incurred during a renovation or development period are capitalized and depreciated over the lives of the related assets. Costs incurred for repairs and maintenance are expensed.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. In 2004, SHR recognized impairment losses on property and equipment of $8,594,000 related to deteriorating performance and local market conditions at a property. This amount is included in income from discontinued operations for the year ended December 31, 2004. There was no impairment on property and equipment in 2006 or 2005.

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company classifies the operations of hotels sold or to be sold as discontinued operations (note 4).

Goodwill:

Goodwill is reviewed for impairment using a variety of methods at least annually and whenever circumstances or events indicate potential impairment, and at least annually. In 2004, SHR recognized impairment losses on goodwill of $4,081,000. This amount is included in income from discontinued operations for the year ended December 31, 2004. Based on the Company’s review, there was no impairment of goodwill in 2006 or 2005.

Intangible Assets:

Intangible assets consist of a golf course use agreement, advanced bookings, and a below market ground lease. Amortization of intangible assets is computed on a straight-line basis over the following periods:

Below market ground lease Golf course use agreement Advanced bookings	Life of lease (51 years) 14 years 3-8 years

Deferred Financing Costs:

Deferred financing costs consist of loan fees and other costs incurred in connection with obtaining various loans. The deferred financing costs have been capitalized and are being amortized to interest expense over the life of the underlying loan assuming all extension options exercised using the straight-line method, which approximates the effective interest method. Upon early extinguishment of the various loans, any related unamortized deferred financing costs are written off and included in the loss on early extinguishment of debt.

Deferred Fees on Management Contracts:

In connection with the negotiation of new management contracts on four hotels, certain management companies paid $16,500,000 to the Company. The amounts received had been recorded as deferred fees on management contracts and were amortized against management fees over the life of the management contracts using the straight-line method. In connection with the Formation and Structuring Transactions described above, three of these hotels, and their respective deferred fees on management contracts, were distributed to the new SHC LLC. The remaining hotel with deferred fees on its management contract was sold on October 7, 2005 (see note 4).

Inventories:

Inventories located at the hotel properties consist primarily of food and beverage stock. These items are stated at the lower of cost, as determined by an average cost method, or market and are included in other assets on the accompanying consolidated balance sheets.

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with purchased or original maturities of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents:

As of December 31, 2006 and 2005, restricted cash and cash equivalents include $24,239,000 and $20,919,000, respectively, that will be used for property and equipment replacement in accordance with hotel

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

management or lease agreements. At December 31, 2006 and 2005, restricted cash and cash equivalents also include reserves of $49,161,000 and $11,196,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs directly related to potential hotel acquisitions, joint ventures or other investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet pending determination that a transaction will be consummated or abandoned. If a transaction is consummated, these costs are capitalized as a cost of the hotel acquisition costs or investments in joint ventures. If a potential hotel acquisition, joint venture or other investment opportunity is abandoned, these deferred costs are charged to expense when the transaction opportunity is abandoned. The Company expenses any internal costs related to the pursuit of acquisitions. At December 31, 2006, other assets include $6,187,000 of deferred costs related to a potential transaction.

Foreign Currency:

Foreign currency-denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Gains and losses from foreign currency translation, where the functional currency is the local currency, are recorded as a separate component of accumulated other comprehensive income, within shareholders’ equity. Foreign currency gains or losses on the hedges of long-term investments are recorded in the currency translation adjustment component of accumulated other comprehensive income, within shareholders’ equity or other income (expenses) net, as appropriate. Gains and losses on hedges of short-term investments or working capital are recorded currently in the consolidated statements of operations.

Revenue Recognition:

Revenues include rooms, food and beverage and other hotel operating revenue such as internet access, telephone, parking, golf course, spa and space rentals. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are delivered. Lease revenues are based on a percentage of hotel revenues or a percentage of adjusted operating profit, as defined in the lease agreements. Lease revenues are recognized on an accrual basis pursuant to the terms of each lease.

Minority Interests:

SHR’s minority interests pertain to its operating partnership (SH Funding) and its other consolidated affiliates, or for periods prior to the IPO, SHR’s predecessor, SHC LLC. The other consolidated affiliates include (a) two joint ventures that own the InterContinental Chicago and Miami hotels and (b) SHC Prague InterContinental B.V. (Prague B.V.) and its Czech subsidiaries that own and operate the InterContinental Prague hotel. (see note 8)

Income Taxes:

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred tax asset is included in income.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic income per share is computed based on the weighted average common shares outstanding during each period. Diluted income per share is computed based on the weighted average common shares, restricted stock units and stock options (note 11) and conversion of minority interests deemed outstanding during the period excluding the impact if anti-dilutive. The Company considered the shares and units issued to the holders of the old SHC LLC units to be outstanding during the periods prior to the IPO for purposes of the weighted average share calculation. Conversion of minority interests that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because they would have been anti-dilutive are 976,000, 8,366,000 and 9,402,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Restricted stock units and stock options that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because they would have been anti-dilutive are 670,000 and 145,000 for the years ended December 31, 2006 and 2004, respectively. The following table sets forth the components of the calculation of income (loss) from continuing operations available to common shareholders for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Income (loss) from continuing operations	$33,493	$8,951	$(51,799)
Preferred shareholder dividends	(24,543)	(6,753)	—

Income (loss) from continuing operations available to common shareholders	$8,950	$2,198	$(51,799)

Accumulated Other Comprehensive Income:

SHR’s accumulated other comprehensive income results from the mark to market of certain derivative financial instruments and other adjustments and unrealized gains or losses on foreign currency translation adjustments (CTA).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative and Other Adjustments	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2005	$(910)	$523	$(387)
Mark to market of derivative instruments and other adjustments	4,466	—	4,466
Reclassification to earnings:
Interest expense	108	—	108
Loss on early extinguishment of debt	322	—	322
CTA activity	—	3,127	3,127
Adjustment for minority interest ownership in SH Funding	1,002	888	1,890

Balance at December 31, 2005	4,988	4,538	9,526
Mark to market of derivative instruments and other adjustments	(8,045)	—	(8,045)
Reclassification to equity in (losses) earnings of joint ventures	135	—	135
CTA activity	—	8,519	8,519
Adjustment for minority interest ownership in SH Funding	62	107	169

Balance at December 31, 2006	$(2,860)	$13,164	$10,304

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

New Accounting Standards:

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company has evaluated the impact of the adoption of FIN 48 and does not expect it to have a material impact on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

3.	PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment as of December 31, 2006 and 2005, excluding unconsolidated joint ventures (in thousands):

	2006	2005
Land	$394,914	$171,486
Land held for development	61,787	—
Leasehold interest	11,633	11,633
Buildings	1,715,938	866,037
Building improvements	22,392	23,965
Site improvements	56,112	14,197
Furniture, fixtures and equipment	300,865	192,889
Improvements in progress	80,479	20,043

Total property and equipment	2,644,120	1,300,250
Less accumulated depreciation	(268,991)	(217,695)

Net property and equipment	$2,375,129	$1,082,555

Consolidated hotel properties (unaudited)	19	15
Consolidated hotel rooms (unaudited)	9,321	7,213

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of December 31, 2006 and 2005, excluding unconsolidated joint ventures:

	2006	2005
Southern California	19.1%	26.5%
Northern California	18.4	9.4
Phoenix/Scottsdale, AZ	14.3	6.0
Chicago, IL	13.5	29.7
Washington, D.C.	5.5	—
New Orleans, LA	5.1	9.1
Miami, FL	4.0	8.8

United States	79.9	89.5
Mexico	6.7	9.6
London, England	6.6	—
Prague, Czech Republic	6.3	—
Paris, France	0.5	0.9

Total	100.0%	100.0%

Hotel Acquisitions

On September 1, 2006, the Company purchased the Fairmont Scottsdale Princess with 651 rooms and an adjacent 10-acre development parcel for $350,725,000, including acquisition costs. The acquisition was funded using mortgage debt and borrowings on the bank credit facility (see note 7).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 2006, the Company purchased the Marriott London Grosvenor Square hotel with 236 rooms for $207,594,000, including acquisition costs. The acquisition was financed using mortgage debt and borrowings on the bank credit facility (see note 7).

On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel with 372 rooms in Prague, Czech Republic, for $75,791,000, including acquisition costs, and assumed debt of $85,891,000. The purchase brings the Company's interest in the entity that owns the property to 100%. As this purchase was a step acquisition, the carrying value of property and equipment and goodwill was determined by recording 35% of the assets and liabilities at historical cost and 65% at fair value. The acquisition was financed using borrowings on the bank credit facility (see note 7).

On July 7, 2006, the Company purchased the Ritz-Carlton Laguna Niguel with 393 rooms from SHC LLC for $327,690,000, including acquisition costs, and assumed debt of $8,550,000. The acquisition was financed using cash on hand which included proceeds from offerings of preferred and common stock (see note 9) and mortgage debt proceeds.

On June 1, 2006, the Company purchased the Westin St. Francis located in San Francisco, California with 1,195 rooms for $439,270,000, including acquisition costs. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 9).

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. with 211 rooms for $169,976,000, including acquisition costs. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 9).

On September 1, 2005, the Company purchased the Fairmont Chicago with 692 rooms for approximately $158,643,000, including acquisition costs. The acquisition was funded using available cash as a result of a common stock offering (see note 9).

On April 1, 2005, the Company purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for an agreed aggregate value of approximately $301,001,000, resulting in a total investment by SHR of $285,389,000, including acquisition costs. The hotels are each held in partnerships in which SHR owns a controlling 85% interest with InterContinental Hotels Group (IHG) holding the remaining 15%. SHR funded the acquisition using mortgage debt (see note 7), proceeds from a preferred stock offering (see note 9), and the bank credit facility.

On August 24, 2004, the Company purchased the Ritz-Carlton Half Moon Bay located south of San Francisco, California with 261 rooms for approximately $123,168,000, including acquisition costs. The acquisition was financed using mortgage debt, the bank credit facility and available cash. See note 7 for additional information regarding the amended loan agreement resulting from the acquisition of the Ritz-Carlton Half Moon Bay.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the allocations of the purchase price, assumption of debt and minority interests and elimination of investment in joint venture for acquisitions completed in the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Fairmont Scottsdale Princess	Marriott London Grosvenor Square	Inter- Continental Prague	Ritz- Carlton Laguna Niguel	Westin St. Francis	Four Seasons Washington D.C.	Fairmont Chicago	Inter- Continental Chicago and Miami	Ritz- Carlton Half Moon Bay
Land	$22,900	$—	$32,516	$76,700	$61,400	$44,900	$17,347	$59,894	$20,100
Building	233,300	85,400	68,435	163,500	287,600	74,500	128,952	195,795	75,700
Site improvements	26,800	68	352	12,800	200	1,100	201	415	3,700
Furniture, fixtures and equipment	25,600	6,134	8,289	21,600	29,600	9,900	10,128	41,114	8,000
Improvements in progress	—	—	811	—	—	—	—	—	—
Goodwill	50,617	67,211	71,537	61,780	56,900	40,285	—	—	15,484
Intangible assets	200	—	—	2,100	3,200	—	—	1,771	1,700
Intangible asset—below market ground lease	—	38,830	—	—	—	—	—	—	—
Elimination of investment in joint venture	—	—	(14,987)	—	—	—	—	—	—
Mortgage and other debt assumed	—	—	(85,891)	(8,550)	—	—	—	—	—
Deferred tax liability	—	—	(18,319)	—	—	—	—	—	—
Minority interests assumed	—	—	(1,786)	—	—	—	—	(11,616)	—
Net working capital	(8,692)	9,951	14,834	(2,240)	370	(709)	2,015	(1,984)	(1,516)

	$350,725	$207,594	$75,791	$327,690	$439,270	$169,976	$158,643	$285,389	$123,168

Pro forma Information

The hotels acquired during the year ended December 31, 2006 described above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the dates of purchase. On an unaudited pro forma basis, revenues, net income (loss) available to common shareholders and basic and diluted income (loss) available to common shareholders per share for the years ended December 31, 2006 and 2005 are as follows if these acquisitions, and the purchase of the 45% interest in the Hotel del Coronado described in note 5 had occurred at the beginning of each of the respective periods (in thousands):

	2006	2005
Total revenue	$922,571	$773,829
Net income	$111,720	$9,125
Preferred shareholder dividend	$(29,847)	$(28,100)
Net income (loss) available to common shareholders	$81,873	$(18,975)
Net income (loss) available to common shareholders per share:
Basic	$1.09	$(0.32)
Diluted	$1.08	$(0.32)

Purchase of the LaSolana Hotel and Villas Development Sites (LaSolana)

In 2005, the Company signed letters of intent to purchase the LaSolana Hotel and Villas development sites adjacent to the Company’s existing Four Seasons Punta Mita Resort for an initial purchase price of approximately $30,879,000 (including net working capital) and the assumption of an installment agreement to

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase the Villa development site. The LaSolana Hotel development site includes a fee simple interest in 20.5 acres of land with plans to develop approximately 70 hillside hotel suites, spa, restaurant, pool and retail (Hotel Site) and the LaSolana Villa development site includes the right to develop 55 for-sale residences on 27 acres of land (Villa Site). The Company acquired existing promissory notes totaling $17,852,000 (including accrued interest) as well as the equity interests for $13,027,000 (including acquisition costs).

In 2005, the Company purchased the promissory notes and made a refundable deposit of $1,000,000 on the equity investment. This amount aggregating $18,852,000 is included in other assets in the accompanying consolidated balance sheet as of December 31, 2005. On March 8, 2006, the Company acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the equity interests, title to the Hotel Site transferred to the Company and the previously acquired promissory notes were converted to equity. In 2006 the previous installment agreement was terminated and the Company entered into a new agreement that required a single payment of $17,980,000 which, along with acquisition costs, was paid in the third quarter of 2006.

As of December 31, 2006 the carrying amount of the Company’s investment in LaSolana amounted to $55,605,000, which includes capitalized interest of $2,387,000.

Acquisition Agreement

On September 26, 2006, the Company entered into an agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. Our interest consists of approximately 15 floors that will primarily house 210 hotel suites, meeting and prefunction space, hotel lobby and related areas and associated improvements for approximately $82,400,000. The acquisition, expected to close in late 2009, remains subject to contractual closing conditions. Letters of credit were issued as an earnest money deposit under SHR’s agreement to acquire the interest (see note 16).

Sale and Leaseback of the Hamburg Marriott

On February 24, 2004, the joint venture (Bohus) that owned the Hamburg Marriott sold its interest in the hotel to Deutsche Immobilien Fonds Aktiengesellschaft (DIFA) for (all amounts converted based on the foreign exchange rate as of February 24, 2004 unless noted otherwise) €50,000,000 ($62,765,000) cash. Bohus paid a subsidiary of SHR €4,625,000 ($5,626,000 based on the actual amount received in dollars) for a guarantee fee, finders fee and as a sales commission, all of which were recorded by SHR as a reduction in its investment in Bohus. DIFA leased the hotel back to Bohus. The lease’s initial term runs through June 14, 2030 and is subject to extension. Under the terms of the lease, Bohus makes monthly minimum rent payments aggregating €3,437,000 ($4,537,000 based on the foreign exchange rate as of December 31, 2006) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel.

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

Subsequent to the sale, on March 1, 2004, a subsidiary of SHR paid €130,000 ($162,000) to acquire the remaining 65% of Bohus it did not previously own. This transaction was accounted for as a purchase and SHR’s basis in the assets and liabilities of Bohus have been adjusted to fair value to the extent of the 65% of Bohus it did not previously own. SHR accounts for Bohus as a consolidated subsidiary. Additional consideration of €86,000 ($112,000) was paid upon final settlement of working capital amounts in the first quarter of 2005.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the IPO, SHR recorded a sale of the Hamburg Marriott and the leaseback has been reflected as an operating lease as of June 29, 2004. SHR eliminated the finance obligation on its consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHR recorded a deferred gain of $5,619,000 in connection with this transaction, which is being recognized over the life of the lease. For the years ended December 31, 2006, 2005 and 2004, SHR recognized $174,000, $182,000 and $111,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. SHR also funded a Euro-denominated security deposit with DIFA initially representing approximately 18 months of the minimum rent. This amount at December 31, 2006 and December 31, 2005 was $6,601,000 and $5,920,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

The Hamburg Marriott is subject to an operating lease agreement and SHR records lease revenue from this hotel.

Sale and Leaseback of the Paris Marriott

In July 2003, the Company sold the real estate (building and land) applicable to the Paris Marriott to DIFA, for (all amounts converted based on the foreign exchange rate as of July 11, 2003 unless noted otherwise) €163,000,000 ($185,820,000) cash. DIFA then leased this real estate to another subsidiary of the Company (the Tenant) with the right to continue to operate the hotel for an initial term expiring on December 31, 2029. Under the terms of the lease, the Tenant makes monthly minimum rent payments aggregating €11,370,000 ($15,010,000 as of December 31, 2006) per year (increasing by an index-related formula) and pays additional rent based on the performance of the hotel.

SHR initially accounted for the sale and leaseback of the Paris Marriott as a finance obligation. SHR maintained the Paris Marriott on its consolidated balance sheet and continued to consolidate its results, including its depreciation. Based on the effective interest method, a portion of the monthly lease payments was reported as a reduction of the finance obligation with the remainder charged to interest expense.

In conjunction with the IPO, a sale of the Paris Marriott was recorded and the leaseback was reflected as an operating lease as of June 29, 2004. SHR eliminated the finance obligation on the consolidated balance sheet and from June 29, 2004 forward records lease expense instead of mortgage interest and depreciation expense. SHR recorded a deferred gain of $103,590,000 in connection with this transaction, which is being recognized over the life of the lease. For the years ended December 31, 2006, 2005 and 2004, SHR recognized $4,231,000, $4,173,000 and $2,069,000 of the deferred gain, respectively. The realized portion of the deferred gain is included as a reduction of lease expense in the accompanying consolidated statements of operations. SHR also funded a Euro-denominated security deposit with DIFA initially representing approximately 16 months of the minimum rent. This amount at December 31, 2006 and 2005 is $12,649,000 and $13,206,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

As a result of a sublease arrangement effective June 29, 2004, SHR subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHR has sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000
Embassy Suites Lake Buena Vista	Orlando, FL	October 27, 2005	$54,820,000
Marriott Schaumburg	Chicago, IL	October 7, 2005	$21,482,000
Hyatt Regency Washington, D.C.	Washington, D.C.	February 6, 2004	$156,354,000

The following is a summary of income from discontinued operations for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Hotel operating revenues	$42,822	$88,458	$85,841
Lease revenue	—	—	257

Total revenues	42,822	88,458	86,098
Operating costs and expenses	42,655	69,958	70,719
Impairment losses on goodwill and hotel property	—	—	12,675
Depreciation and amortization	2,535	8,853	9.886

Total operating costs and expenses	45,190	78,811	93,280

Operating (loss) income	(2,368)	9,647	(7,182)
Interest expense	(1,855)	(4,702)	(6,807)
Interest income	131	128	39
Loss on early extinguishment of debt	(1,000)	(1,575)	(383)
Other expenses, net	—	(35)	(19)
Income tax benefit	3,981	1,103	—
Gain on sale	88,871	21,202	75,982
Minority interests	(1,124)	(4,459)	3,502

Income from discontinued operations	$86,636	$21,309	$65,132

Because of the continued cash flow SHR generated from its asset management agreement with SHC LLC, the seven hotel properties distributed to SHC LLC are not reflected as discontinued operations in the accompanying consolidated financial statements.

5.	INVESTMENT IN HOTEL JOINT VENTURES

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest and acted as asset manager for a joint venture that owned the InterContinental Prague hotel and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Prague and ceased accounting for the investment using the equity method of accounting (see note 3). SHR’s investment in the entity totaled $12,886,000 at December 31, 2005. As of August 3, 2006, SHR eliminated its investment ($14,987,000) in the joint venture in connection with recording the acquisition described above. SHR’s equity in earnings of the joint venture amounted to $222,000, $2,931,000, and $832,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2002, SHR entered into two foreign currency forward contracts for a combined notional amount of $50,000,000 to manage the risk of change in the U.S. dollar equivalent value of forecasted Czech Koruna proceeds on the future sale of the InterContinental Prague hotel. The above contracts were designated as hedges of a net investment in a foreign operation under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). As prescribed by SFAS 133, a portion of these contracts in excess of carrying value of the net investment was deemed ineffective and as such did not qualify for hedge accounting. Accordingly, changes in the value of the forward contracts were recorded in accumulated other comprehensive income (to the extent deemed effective) and other income (expenses), net (to the extent deemed ineffective) with an offsetting entry to accounts payable and accrued expenses. These forward currency contracts were distributed to SHC LLC in conjunction with the IPO. For the year ended December 31, 2004, the credit to accumulated other comprehensive income amounted to $3,714,000 and the charge to other income (expenses), net amounted to $(2,725,000).

Investment in the Hotel del Coronado

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company, through its subsidiaries, paid $71,362,000 (including $21,250,000 of escrow deposits paid in 2005) to fund its investment in the Partnerships, which was funded with borrowings under the Company’s bank credit facility, and immediately prior to SHR’s investment, the Hotel Venture refinanced the property with $610,000,000 of proceeds from the mortgage and mezzanine financings discussed below as well as borrowings of $10,500,000 on the bank credit facility. SHR earns fees under an asset management agreement with the Partnerships. SHR receives fees amounting to 1% of the Hotel Ventures’ revenues and 2% of the Partnership’s development costs. In addition, SHR earns financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture as well as certain incentive fees as provided by the asset management agreements. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $2,214,000 for the year ended December 31, 2006 and are included in other income (expenses), net on the consolidated statements of operations. The Company accounts for the Partnerships using the equity method of accounting.

In connection with the acquisition, the entities entered into partnership agreements, which contain provisions regarding allocations of net income and loss to the partners and the distribution of cash to the partners. These allocations are based on the partners’ pro-rata ownership interests in the Hotel Venture and North Beach Venture.

On January 9, 2006, the Hotel Venture entered into mortgage and mezzanine loans with German American Capital Corporation (GACC), as lender. The principal amount of the loans is $610,000,000 and they accrue interest at LIBOR plus a blended spread of 2.08% per annum (7.43% at December 31, 2006). In addition, the Hotel Venture entered into a $20,000,000 revolving credit facility with GACC that bears interest at LIBOR plus 2.50% per annum (7.85% at December 31, 2006). At December 31, 2006, there was $6,000,000 outstanding on the revolving credit facility. There are letters of credit outstanding of $2,300,000, which are secured by the revolving credit facility. The mortgage loan is secured by a mortgage on the Hotel del Coronado and the mezzanine loans and revolving credit facility are secured by a pledge of the equity interest held by the borrowers in their subsidiaries.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concurrently with the purchase of the interest rate caps described above, SH Funding entered into an agreement to sell a cap with a strike price of 5.00%. This cap expires on January 15, 2009. The interest rate cap was sold with a notional amount of $9,000,000.

Further, on January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.85% at December 31, 2006). At December 31, 2006, there was $24,643,000 outstanding on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC. Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations contained in the construction loan documents.

At December 31, 2006, SHR’s investment in the Partnerships totaled $68,215,000. SHR’s equity in (losses) of the Partnerships amounted to $(1,776,000) for the year ended December 31, 2006. This amount includes the Company’s 45% interest in the Partnerships after elimination of fees earned under the asset management agreement.

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the period from January 9, 2006 to December 31, 2006 (in thousands):

Revenues	$132,480

Expenses:
Operating expenses	80,406
Depreciation and amortization	11,447
Interest expense	43,809
Other expense, net	2,143
Income tax expense	400

Total expenses	138,205

Net loss	$(5,725)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of December 31, 2006 (in thousands):

Property and equipment, net	$313,813
Intangible assets, net	49,353
Goodwill	23,401
Condominium hotel development project	41,430
Cash and cash equivalents	7,053
Restricted cash and cash equivalents	5,409
Other assets	21,344

Total assets	$461,803

Mortgage and other debt	$616,000
Construction loan	24,643
Other liabilities	30,738

Total liabilities	671,381

Partners’ deficit	(209,578)

Total liabilities and partners’ deficit	$461,803

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At December 31, 2006 and 2005, SHR’s investment amounted to $3,134,000 and $2,647,000, respectively, and is included in investment in joint ventures in the accompanying consolidated balance sheets. SHR’s equity in earnings (losses) of the joint venture amounted to $488,000, $(113,000) and $0 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in equity in (losses) earnings of joint ventures in the accompanying consolidated statements of operations.

6.	MANAGEMENT AND OPERATING LEASE AGREEMENTS

Most of the Company’s hotels are subject to management agreements that SHR assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1% to 4% of Gross Revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2006, the remaining terms (not including renewal options) of these management agreements range from three to 30 years and average 15 years.

The Hamburg Marriott hotel is subject to an operating lease agreement and SHR records lease revenue from this hotel. As a result of a sublease arrangement effective June 29, 2004, SHR subleases the investment in the Paris Marriott to a third party and records lease revenue from this hotel. As of December 31, 2003, three of SHR’s hotels were subject to lease agreements whereby the lessee paid rent to SHR for an amount approximately equal to 80% of operating profit as defined in the lease agreements. One hotel was sold February 6, 2004. Its results are reported as discontinued operations in the consolidated statements of operations. In connection with the IPO, one hotel was distributed to SHC LLC and one hotel was converted to a management contract. For the years ended December 31, 2006, 2005 and 2004, SHR recorded revenue of $20,257,000, $16,787,000, and $24,233,000, respectively, from the lease arrangements described above.

7.	INDEBTEDNESS

Bank Credit Facility:

On November 9, 2005, SH Funding entered into a bank credit agreement with a group of lenders led by Wachovia Capital Markets, LLC and Deutsche Bank Securities Inc. This agreement replaced the previous $175,000,000 bank credit facility agreement that was entered into on June 29, 2004. SHR wrote off the unamortized deferred financing costs applicable to the $175,000,000 bank credit facility. This write-off, which amounted to $2,212,000, is included in loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2005. The new agreement provides for a $125,000,000 revolving loan and expires November 9, 2009, subject to a one-year extension at the borrower’s option. On May 30, 2006 and August 28, 2006, SHR amended the agreement to increase the revolving loan to $150,000,000 and $225,000,000, respectively. Under the amended agreement, SHR has a letter of credit sub-facility of $50,000,000, which is secured by the bank credit facility. The facility is based on a minimum of seven qualified properties (as defined in the agreement). SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is payable monthly at LIBOR plus a spread of 1.50% to 2.75% (1.75% as of December 31, 2006) depending on a leverage test. Additionally, there is an unused commitment fee of 0.20% to 0.30% per annum of the average daily-unused revolver balance. Under the agreement, dividend payments may not exceed 90% of funds from operations, subject to dividend payments required to preserve the Company’s REIT status. The agreement also requires maintenance of certain other financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2006. At December 31, 2006 and 2005, $115,000,000 and $26,000,000, respectively, was outstanding under this facility and the weighted-average interest rate for the year ended December 31, 2006 was 6.72%. The Company had outstanding letters of credit of $12,000,000 at December 31, 2006 (see note 16).

Mortgages and Other Debt Payable:

Mortgages and other debt payable as of December 31, 2006 and 2005 are summarized as follows (in thousands):

	2006	2005
Mortgage Loans, Commercial Mortgage-Backed Securities and Mezzanine Debt	$1,434,315	$626,462
Other Debt	8,550	6,918

	$1,442,865	$633,380

Mortgage Loans, Commercial Mortgage-Backed Securities (CMBS) and Mezzanine Debt

On September 1, 2006, the Company entered into loan agreements with Citigroup Global Markets Realty Corp. Aggregate proceeds from these financings amounted to $270,000,000, consisting of CMBS totaling $180,000,000 and mezzanine loans totaling $90,000,000. The CMBS loan is secured by a mortgage on the Fairmont Scottsdale Princess hotel (carrying amount of $356,141,000 at December 31, 2006) and the mezzanine loan is secured by the Company’s equity interests in the hotel. The CMBS loan matures on September 9, 2008, subject to three one-year extensions at the Company’s option. The mezzanine loan matures on March 9, 2007, subject to the Company’s option to extend to September 9, 2008. Interest on the CMBS loan is payable monthly at LIBOR plus 0.56%. Interest on the mezzanine loan is payable monthly at LIBOR plus 0.70% through March 9, 2007. If the mezzanine loan is extended to September 9, 2008, interest will accrue after March 9, 2007 at LIBOR plus 3.50%. Principal and any unpaid interest are payable at maturity. The blended interest rate at December 31, 2006 was 5.96%.

On August 31, 2006, the Company entered into a facility agreement with Barclays Bank PLC, as lender and Barclays Capital Mortgage Servicing Limited, as security agent. The facility agreement provides the Company with a £77,250,000 ($151,256,000 based on the foreign exchange rate as of December 31, 2006) revolving loan maturing on August 30, 2007 with the option to convert to a term loan maturing on October 15, 2013. Interest is payable quarterly at GBP LIBOR plus 1.10%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2006 was 6.36%. The loan is secured by among other things, the Marriott Grosvenor Square hotel (carrying amount of $202,991,000 at December 31, 2006).

On July 6, 2006, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan is $220,000,000 and interest accrues at LIBOR plus 0.70%. The loan is secured by, among other things, the Westin St. Francis hotel (carrying amount of $434,567,000 at December 31, 2006). Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel. The loan matures on August 1, 2008, subject to three one-year extensions at the Company’s option. Interest is payable monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2006 was 6.05%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the purchase of the InterContinental Prague hotel, SHR assumed a €68,319,000 ($85,891,000 based on the foreign exchange rate as of August 3, 2006) loan with Aareal Bank. The loan is secured by, among other things, the InterContinental Prague hotel (carrying amount of $193,953,000 at December 31, 2006). The loan bears floating interest at EURIBOR plus 1.5% and matures July 15, 2007, subject to a one year extension at the Company’s option. Interest and principal are payable quarterly with a final payment of €62,650,000 ($82,704,000 based on the foreign exchange rate as of December 31, 2006) due on July 15, 2008 (assuming the extension option under the loan). At December 31, 2006, the principal balance was €66,501,000 ($87,788,000 based on the foreign exchange rate as of December 31, 2006). The interest rate at December 31, 2006 was 4.88%.

On November 9, 2005, subsidiaries of SHR (the Borrowers) completed a $350,000,000 Floating Rate CMBS financing with German American Capital Corporation (GACC). Initial funding of $220,000,000 was received on November 9, 2005, a secondary draw of $90,000,000 was received on June 28, 2006 and a final draw of $38,290,000 was received on August 25, 2006. Proceeds from the original funding, together with available cash, were used to retire the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 as described below. The new notes are secured by mortgages on six hotel properties owned by the Borrowers (carrying amount of $528,626,000 at December 31, 2006). The notes mature on November 9, 2007, subject to three one-year extensions at the Borrower’s option. Interest is payable monthly at LIBOR plus 0.85%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2006 was 6.20%.

On July 14, 2006 and September 7, 2006, $13,290,000 and $42,505,000, respectively, of the floating rate loan that was entered into on November 9, 2005 was repaid using proceeds received from the sales of the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport Hotel, respectively. After these repayments, the principal balance was $292,494,000 at December 31, 2006. In connection with the repayment, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties. These costs amounted to $1,000,000 and have been included in income from discontinued operations for the year ended December 31, 2006.

On April 1, 2005, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. Interest on these loans was payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest were payable.

On October 6, 2006, the Ventures completed two new mortgage loan financings, the InterContinental Chicago and InterContinental Miami loans, with Citigroup Global Markets Realty Corp. Proceeds from the financings were used to retire the loans entered into on April 1, 2005. The principal amount of the InterContinental Chicago loan is $121,000,000 (as amended on October 20, 2006). Interest is payable monthly at LIBOR plus 0.31%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2006 was 5.66%. The loan is secured by the InterContinental Chicago hotel (carrying amount of $165,335,000 at December 31, 2006). The principal amount of the InterContinental Miami loan is $90,000,000. Interest is payable monthly at LIBOR plus 0.73%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at December 31, 2006 was 6.08%. The loan is secured by the InterContinental Miami hotel (carrying amount of $116,025,000 at December 31, 2006). The loans mature on October 9, 2008, subject to three one-year extensions at the Ventures’ option. In connection with the repayments, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties applicable to the debt. These costs amounted to $2,150,000 and are included in loss on early extinguishment of debt for the year ended December 31, 2006.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fixed rate loan is secured by mortgages on three hotels (carrying amount of $279,754,000 at December 31, 2006) owned by the Subsidiaries. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule. The unamortized principal balance at December 31, 2006 and 2005 was $201,777,000 and $204,462,000, respectively.

On August 24, 2004, the Subsidiaries entered into an Amended and Restated Indenture for the issuance of $275,000,000 of floating rate notes of the Subsidiaries. This new indenture amended and restated the floating rate loan completed on June 29, 2004. The new notes were secured by mortgages on nine hotel properties owned by the Subsidiaries, including the eight properties from the prior loan transaction and the Ritz-Carlton Half Moon Bay, which was acquired on August 24, 2004. The notes had a maturity date of September 9, 2006, subject to three one-year extensions at the Subsidiaries’ option. Interest was payable monthly at the 30-day LIBOR plus 1.41%, until maturity, at which time the principal and any unpaid interest were payable.

On October 7, 2005 and October 27, 2005, $17,250,000 and $18,865,000 of the floating rate loan that was entered into on June 29, 2004 and amended on August 24, 2004 was repaid using proceeds received from the sales of the Schaumburg Marriott and the Embassy Suites Lake Buena Vista, respectively. The remaining principal balance of $238,885,000 was repaid on November 9, 2005 using the proceeds of the $350,000,000 Floating Rate CMBS financing described above. In connection with the repayment, SHR sold the related caps and wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $5,903,000 and has been reported as loss on early extinguishment of debt ($4,328,000) and income from discontinued operations ($1,575,000) in the accompanying consolidated statement of operations for the year ended December 31, 2005.

On January 29, 2003, SHR completed a mortgage and mezzanine loan financing with certain affiliates of Deutsche Bank, Goldman Sachs Mortgage Company (GSMC), two life insurance companies and a commercial bank. Aggregate proceeds from this financing amounted to $1,170,000,000, consisting of senior loans totaling $910,000,000 and a mezzanine loan of $260,000,000. The senior loans were secured by mortgages on 15 hotels owned by the Borrowers and the mezzanine loan was secured by the Borrowers’ equity interests in the 15 hotels. Effective February 20, 2003, the holders of the “investment grade” portion ($700,000,000) of the senior loans assigned their loans to a group led by Deutsche Bank Securities Inc. and Goldman, Sachs & Co. (GS&Co.) who then sold this portion of the senior loans in a private offering of CMBS 2003. GSMC and GS&Co. are affiliates of certain SHR shareholders. See note 9 for information on the sale of SHR stock by these shareholders. The loans had a maturity date of February 9, 2005, subject to three one-year extensions at the Borrowers’ option. Interest was payable monthly at LIBOR plus a blended spread of 4.30%. The 2003 mortgage and mezzanine loan financing was repaid on June 29, 2004 using a portion of the net proceeds of the IPO and the proceeds of the mortgage loan financings discussed above. SHR wrote off the unamortized deferred financing costs applicable to issuing this debt. This amounted to $22,900,000 and has been reported as loss on early extinguishment of debt ($20,329,000) and income from discontinued operations ($2,571,000) in the accompanying consolidated statement of operations for the year ended December 31, 2004.

As of December 31, 2003, the Company had U.S. dollar denominated mortgage debt of $118,877,000, which was secured by one domestic hotel (fixed rate loan) and SHR’s two Mexican hotels (variable rate loans).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fixed rate debt bore interest at 9.25%. The $25,000,000 floating rate loan was secured by the Four Seasons Punta Mita Resort and SH Funding’s $10,000,000 guarantee, with interest at LIBOR plus 3.80%. The other $27,000,000 floating rate loan was secured by Four Seasons Mexico City with interest at LIBOR plus 3.50% until the first anniversary and LIBOR plus 3.35% for years two through five. Monthly payments were interest only until maturity. The Borrower entered into an interest rate cap agreement for a notional amount of $27,000,000 with a LIBOR strike price of 5.0%. The cap agreement was effective December 11, 2001. On June 29, 2004, the U.S. dollar denominated loans described above were repaid with proceeds of the financings described above, and SHR wrote off the applicable unamortized deferred financing costs. This write-off, which amounted to $1,222,000, has been reported as loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2004.

Other Debt

In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel, SHR assumed a loan payable to an affiliate of the hotel manager. Interest accrues at LIBOR plus 3.5%. Interest is payable monthly and principal payments are based on available FF&E reserves with all unpaid principal and interest due December 31, 2015. As of December 31, 2006, the outstanding loan balance was $8,550,000, and the interest rate was 8.75%.

A subsidiary of SHR had a loan payable to an affiliate of one of SHR’s hotel managers. Loan proceeds were used to acquire certain furniture, fixtures and equipment (FF&E). Through June 29, 2004, interest accrued at 7.0% per annum. On June 29, 2004, the loan agreement was amended to reflect a new interest rate of LIBOR plus 3.0%. The principal outstanding at December 31, 2005 was $6,918,000. The loan was paid off in full during the first quarter of 2006.

In connection with acquiring the Hilton Burbank Airport hotel, SHR assumed a note payable to the Redevelopment Agency for the City of Burbank, California. Interest accrued at 8.0% per annum. On January 30, 2004, SHR paid off the note and the related accrued interest payable to the City of Burbank. In connection with the payoff of the loan SHR recognized a gain of $2,188,000 on the retirement of this debt that has been reported as income from discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2004.

The following table summarizes the aggregate maturities (assuming all extension options exercised) for all mortgages and other debt payable as of December 31, 2006 (in thousands):

Years ended December 31,
2007	$6,194
2008	177,869
2009	3,421
2010	300,142
2011	803,501
Thereafter	151,738

Total	$1,442,865

Finance Obligations

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by SHR, SHR accounted for its sale and leaseback of the Paris Marriott (see note 3) as a finance obligation (initially €163,000,000 ($185,820,000 based on the foreign exchange rate as of July 11, 2003)), in its consolidated financial statements. As described in note 3, at the time of the IPO, SHR eliminated the provisions that required recording this finance obligation.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the IPO, as a result of provisions in the lease agreement that provided for continuing involvement by Bohus, SHR also accounted for the sale and leaseback of the Hamburg Marriott Hotel as a finance obligation (initially €50,000,000 ($62,765,000 based on the foreign exchange rate as of February 24, 2004)) in its financial statements. As described in note 3, at the time of the IPO, SHR eliminated the provisions that required recording this finance obligation.

Convertible Debt:

SHR’s 6.5% and 7.5% subordinated debentures accrued interest at an annual rate of 6.5% and 7.5%, respectively, and required semi-annual cash interest payments. On June 29, 2004, in conjunction with the IPO, these debentures totaling $122,030,000 were distributed to the new SHC LLC.

Interest Expense:

Total interest expense includes a reduction related to interest capitalized for the years ended December 31, 2006 and 2005 of $8,317,000 and $2,082,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,954,000, $2,960,000 and $4,447,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	MINORITY INTERESTS

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

SHR reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Minority interest (expense) income attributable to net earnings (loss) from these properties amounted to $(763,000) for the year ended December 31, 2006, which is reflected as minority interest (expense) income in consolidated affiliates in the statements of operations. Based on its partnership agreement, no earnings or losses from these properties were allocated to minority interests in 2005. Included in distributions payable in the accompanying December 31, 2006 balance sheet is $545,000 payable to minority interests related to the InterContinental Chicago and Miami hotels.

The minority interest applicable to consolidation of Prague B.V. pertains to a 3.7% interest in one of the Prague B.V.’s Czech subsidiaries. There were no earnings or loss attributable to this minority interest for the period August 3, 2006 to December 31, 2006.

Prior to the IPO, SH Funding was the sole general partner of two limited partnerships formed to acquire hotel properties. Minority interests represented the limited partners’ interests in limited partnerships that were controlled by SHR’s predecessor, SHC LLC.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since January 1, 2005 (excluding 975,855 and 8,366,091 units of SH Funding outstanding at December 31, 2006 and 2005, respectively, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at January 1, 2005	30,036
Restricted stock units redeemed for common shares	42
Operating partnership units redeemed for common shares	1,035
Common stock issued	12,765

Outstanding at December 31, 2005	43,878

Restricted stock units redeemed for common shares	38
Operating partnership units redeemed for common shares	7,391
Common stock issued	24,100

Outstanding at December 31, 2006	75,407

Initial Common Stock Offering:

On June 29, 2004, SHR issued 17,600,000 shares of common stock, with a par value of $0.01, for $14.00 per share. Gross proceeds of $246,400,000 were reduced by an underwriters’ discount of $17,248,000 and additional offering costs of $12,485,000 (recorded as a reduction of additional paid in capital (APIC)), resulting in net proceeds of $216,667,000. In addition to the 17,600,000 shares issued to the public, 8,654,034 shares were issued to prior members of SHC LLC, in exchange for their operating partnership units of SH Funding.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, SHR distributed $37,000 of cash and $483,000 of liabilities to the new SHC LLC as final settlement on the reverse spin-off transaction described above. In 2004, SHR distributed $6,127,000 of cash and $12,852,000 of net assets to the new SHC LLC as settlement on the reverse spin-off transaction described above.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding:

On September 27, 2005 and September 24, 2004, respectively, approximately 1,035,000 and 1,142,000, operating partnership units were redeemed for common shares, respectively. On January 20, 2006, the Company offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests by its waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,229,590 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. Subsequent to January 20, 2006, holders of an additional 160,646 limited liability interests in SH Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. After these exchanges, SHR’s ownership share of SH Funding increased to approximately 99%.

Secondary Common Stock Offerings:

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

Distributions to Shareholders and Unitholders:

Distributions are declared quarterly to holders of common shares and operating partnership unitholders. For the years ended December 31, 2006, 2005 and the six months ended 2004, the per share and per unit distributions were $0.92, $0.88 an $0.44, respectively.

Preferred Stock:

On May 17, 2006, SHR completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commissions and expenses, the Company raised net proceeds of approximately $138,940,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2006.

On January 31, 2006, SHR completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $110,775,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly, starting March 31, 2006.

On March 9, 2005, SHR completed a private placement offering of 4,000,000 shares of 8.5% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of $97,553,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 3).

The Series A Preferred Shares have a perpetual life and are not redeemable before March 16, 2010. Beginning March 16, 2010, SHR may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly, starting June 30, 2005.

10.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in interest expense or other income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, equity in (losses) earnings of joint ventures, loss on early

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value. Relating to these instruments, the following amounts were recorded for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	2006	2005	2004
Interest expense	$—	$104	$356
Other income (expenses), net	(17)	—	—
Equity in (losses) earnings of joint ventures	(151)	—	(83)
Loss on early extinguishment of debt	—	387	1,569
Income from discontinued operations	—	(9)	(198)

The market values of the Company’s interest rate caps and swaps as of December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Interest rate caps	$(36)	$1
Interest rate swaps	(2,467)	5,015

Interest Rate Caps:

On October 6, 2006, the joint ventures that own the InterContinental Chicago and Miami hotels purchased interest rate caps with a LIBOR strike price of 7.50%. These caps expire on October 15, 2008. The interest rate caps have notional amounts covering the entire $211,000,000 balance of the mortgage debt related to the InterContinental Chicago and InterContinental Miami hotels.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

swap agreement for a notional amount of $96,000,000 with Credit Suisse First Boston. On August 18, 2004, SHR purchased an additional interest rate cap with a LIBOR strike price of 5.00%. This cap had an expiration date of September 15, 2006 and was purchased with a notional amount covering the additional $75,000,000 of principal.

The Company’s caps as of December 31, 2006 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Interest Rate Swaps:

At December 31, 2006, the aggregate notional amount of SHR’s interest rate swaps was $871,000,000. These swaps have fixed pay rates against LIBOR ranging from 3.62% to 5.50% and maturity dates ranging from June 2007 to August 2013. The Company’s swaps as of December 31, 2006 have been designated as cash flow hedges.

Forward Currency Contracts:

SHR may designate certain forward currency contracts as hedges against its exposure to variability in exchange rates on investments in foreign subsidiaries. To the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income and will subsequently be reclassified to other income (expenses), net, at the time the Company sells or disposes of its hedged foreign investment in the accompanying consolidated financial statements. To the extent ineffective, changes in the fair value of these instruments are recorded in other income (expenses), net. There were no amounts recorded in accumulated other comprehensive income for the years ended December 31, 2006 and 2005. The amount recorded in other income (expenses), net was $0, $0 and $(2,725,000) for the years ended December 31, 2006, 2005, and 2004, respectively.

SHR may also use forward currency contracts to manage its risk in the variability of exchange rates where its strategy does not qualify for hedge accounting. In such instances, SHR hedges current or anticipated restricted cash deposits denominated in foreign currencies and records the changes in fair value in other income (expenses), net. The amount recorded in other income (expenses), net was $0, $0 and $34,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

SHR’s forward currency contracts were distributed to SHC LLC on June 29, 2004 and as of December 31, 2006 and 2005, SHR does not have any forward currency contracts.

11.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). This Plan provides for the grant of equity-based awards in the form of options to purchase shares (Options), restricted stock units (RSUs), and stock appreciation rights (SARs), which are collectively referred to as the Awards. The Plan authorizes the issuance of 3,000,000 shares of common stock, which is subject to adjustments defined within the Plan provisions.

The Plan is administered by a Compensation Committee (the Committee) appointed by the board of directors. The Committee consists of two or more members of the board of directors. The Committee has the authority and sole discretion to determine the type, extent, and terms (including vesting) of Awards granted, as well as those eligible to receive Awards. Options granted have an exercise price determined by the Committee but cannot be less than 100% of the fair market value of the shares on the grant date. The term of the Options is determined by the Committee but is generally ten years from the date of grant.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded compensation expense of $3,571,000, $1,966,000, and $4,172,000 related to share-based employee compensation (net of estimated forfeitures) for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was $9,924,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.4 years. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment.” The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

Stock Options:

On September 7, 2006, SHR granted the first Options under the Plan to its Chief Executive Officer to purchase 669,797 shares of common stock at a $20.40 per share exercise price. The Options will vest in three equal annual installments beginning on December 31, 2008, subject to acceleration upon certain events, and once vested, will remain exercisable for up to ten years after the grant date subject to earlier termination upon certain events and other terms. The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statement of operations. Total unrecognized compensation expense related to nonvested Options at December 31, 2006 was $2,616,000 and is expected to be recognized over a period of four years.

The fair value of $4.22 per share for the Options granted was calculated by a binomial option-pricing model based on the following assumptions:

Assumptions:
Risk-free interest rate	4.78%
Expected dividend yield	4.51%
Volatility	23.91%
Expected life	7 years

Restricted Stock Units (RSUs):

SHR has issued restricted stock units (RSUs) to certain employees, officers, and directors under its 2004 Incentive Plan. RSUs represent awards of shares of the Company’s common stock that generally vest over four years or as otherwise approved by the Committee, provided the participant continues as an employee or director. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs, and will either be reinvested in additional RSUs or paid in cash.

The Company measures compensation expense for restricted shares based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statement of operations. Total unrecognized compensation expense related to nonvested RSUs and performance-based RSUs at December 31, 2006 was $7,308,000 and is expected to be recognized over a weighted average period of 2.65 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding RSU awards is summarized in the following table:

	2006		2005		2004
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	521,520	$15.15	432,286	$14.02	—	$—
Granted	308,370	20.61	190,356	18.80	432,286	14.02
Issued	(48,382)	15.81	(55,045)	14.01	—	—
Forfeited	(20,596)	19.22	(46,077)	15.30	—	—

RSUs outstanding at the end of the year	760,912	$17.00	521,520	$15.15	432,286	$14.02

On September 7, 2006 SHR granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock (Target Shares) at target performance (Performance Shares). Performance Shares are earned based on the achievement of specified budgeted levels of Funds from Operations (FFO) per share and total shareholder returns measured against the Bloomberg Hotel REIT Index. Two thirds of the Performance Shares are earned based on SHR’s performance versus budgeted FFO with one third earned based on SHR shareholder return measured against the Bloomberg REIT Index. The Performance Shares are earned in equal amounts on three annual measurement dates beginning December 31, 2007. Performance Shares actually earned will vary depending on the relative percentage achievement compared to the targeted achievement levels. Such shares vest one year after they are earned subject to acceleration upon certain events and other terms.

Unit Appreciation Rights (UARs) and Stock Appreciation Rights (SARs):

Prior to the IPO, SHR’s predecessor, SHC LLC, had a Unit Appreciation Rights Plan for certain employees. Awards of Unit Appreciation Rights (UARs) were earnings-based, which allowed eligible employees to share in the Company’s success. The UAR Plan was accounted for under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (FIN 28). On June 29, 2004, the UAR Plan and all outstanding UARs were cancelled. For the year ended December 31, 2004, UAR Plan expense amounted to $1,151,000 and is included in corporate expenses in the consolidated statement of operations.

The Company’s 2004 Incentive Plan allows the Compensation Committee to grant stock appreciation rights (SARs). As of December 31, 2006, no SARs have been issued under the Plan.

12.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. Prior to July 1, 2006, the Company matched 50% of the first 6% of compensation that an employee elected to defer. The Company’s matching contribution vested at 33.33% per year of service. Effective July 1, 2006, the Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. For 2006, employees’ full year compensation was considered in calculating the Company match increase. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions vest at 33.33% per year of service. Contributions by the Company were $490,000, $133,000 and $103,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	OPERATING LEASES

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2006 are as follows (in thousands):

Years Ended December 31,
2007	$19,990
2008	19,705
2009	19,705
2010	19,705
2011	19,705
Thereafter	360,815

$459,625

Included in the table above are the future minimum lease payments to DIFA related to the sale-leasebacks of the Paris and Hamburg hotels (see note 3). These lease payments are included in lease expense on the consolidated statements of operations.

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

14.	INCOME TAXES

As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. Prior to the IPO, SHR operated as an LLC and elected partnership status for U.S. Federal and state income taxes. Accordingly, the consolidated financial statements do not include a provision for U.S. Federal income taxes. However, SHR is subject to certain state income taxes and foreign income taxes payable by its foreign subsidiaries.

For the years ended December 31, 2006, 2005 and 2004, income tax expense from continuing operations is summarized as follows (in thousands):

	2006	2005	2004
Current tax (expense) benefit:
Europe	$(25)	$1,659	$139
Mexico	(4,455)	(3,364)	219

	(4,480)	(1,705)	358

Deferred tax (expense) benefit:
Europe	(1,029)	(1,307)	(947)
Mexico	1,420	(86)	(1,799)
United States	769	697	—

	1,160	(696)	(2,746)

Total income tax expense	$(3,320)	$(2,401)	$(2,388)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Deferred gain on Paris Marriott sale	$31,925	$29,878
Asset tax credit carry forwards—Mexico	1,697	1,952
Advanced deposits—Mexico	1,950	1,469
Net operating loss carry forwards on taxable REIT subsidiaries	6,550	1,800
Net operating loss carry forwards on foreign operations	7,533	—
Other	1,933	495

Gross deferred tax assets	51,588	35,594
Valuation allowance	(8,033)	—

Deferred tax asset after valuation allowance	$43,555	$35,594

Gross deferred tax liability—book property basis in excess of tax basis	$(24,390)	$(5,239)

The transaction involving the Paris Marriott (see note 3) was treated as a sale for French income tax purposes. For financial reporting purposes the transaction was recorded as a sale-leaseback and the related gain on sale has been deferred. As a result, SHR incurred a significant current tax liability and deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease.

In 2006, the Company recorded a $4,750,000 net deferred tax benefit primarily relating to net operating loss carryforwards in SHR’s taxable REIT subsidiaries. A significant portion of these carryforwards was generated from expenses associated with the termination of the hotel management agreement with Marriott Hotel Services, Inc. (see note 20) and was included in income (loss) from discontinued operations (see note 4). As a result, the deferred tax asset applicable to the United States was $6,550,000 at December 31, 2006.

In connection with the acquisition of its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic, SHR recorded a deferred tax liability of $18,319,000 relating to book property basis in excess of tax basis. SHR also recorded a gross deferred tax asset of $1,300,000 relating to net operating loss carryforwards. SHR has provided a valuation allowance against the deferred tax asset which results in a net deferred tax asset of $0 as of December 31, 2006 due to the uncertainty of realization.

In connection with the acquisition of the Marriott London Grosvenor Square hotel on August 3, 2006, SHR recorded a gross deferred tax asset of $2,700,000 relating to net operating loss carryforwards. SHR has provided a valuation allowance against the deferred tax asset which results in a net deferred tax asset of $0 as of December 31, 2006 due the uncertainty of realization. Accordingly, no income tax expense or benefit is reflected in the accompanying consolidated statements of operations related to this property.

In 2006, the Company recorded a $3,533,000 gross deferred tax asset primarily relating to net operating loss carryforwards pertaining to the Company’s LaSolana Hotel and Villas. The Company provided a valuation allowance against the deferred tax asset which results in a net deferred tax asset of $0 as of December 31, 2006 due to the uncertainty of realization. Accordingly, no income tax expense or benefit is reflected in the accompanying consolidated statements of operations related to this property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For federal income tax purposes, the cash distributions paid to the Company’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2006, 2005 and 2004 (see note 9 for additional distribution information):

	2006		2005		2004
	$	%	$	%	$	%
Common shares:
Ordinary income	$0.23	25.48%	$0.16	18.02%	$0.00	0.0%
Return of capital	0.69	74.52%	0.64	72.94%	0.44	100.0%
Capital gain (Unrecaptured Section 1250 gain)	0.00	0.00%	0.08	9.04%	0.00	0.0%

	$0.92	100.0%	$0.88	100.0%	$0.44	100.0%

Preferred shares (Series A):
Ordinary income	$2.13	100.0%	$1.54	90.96%	N/A	N/A
Capital gain (Unrecaptured Section 1250 gain)	0.00	0.00%	0.15	9.04%	N/A	N/A

	$2.13	100.0%	$1.69	100.0%

Preferred shares (Series B):
Ordinary income	$1.89	100.0%	N/A	N/A	N/A	N/A
Capital gain (Unrecaptured Section 1250 gain)	0.00	0.00%	N/A	N/A	N/A	N/A

	$1.89	100.0%

Preferred shares (Series C):
Ordinary income	$1.28	100.0%	N/A	N/A	N/A	N/A
Capital gain (Unrecaptured Section 1250 gain)	0.00	0.00%	N/A	N/A	N/A	N/A

	$1.28	100.0%

15.	RELATED PARTY TRANSACTIONS

Laurence Geller, SHR’s Chief Executive Officer, has an ownership interest in SHC LLC, with which SHR had an asset management agreement described below.

Under the Company’s asset management agreement with SHC LLC, the Company has managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement commenced on June 29, 2004. As a result of the disposition of properties during the years ended December 31, 2005 and 2006, the asset management fee was reduced to $703,000 on an annual basis. On November 15, 2006, SHC LLC voluntarily terminated the agreement. Under terms of the agreement, SHC LLC paid a one time termination fee to the Company of $250,000. For the years ended December 31, 2006, 2005 and 2004, SHR recognized $1,863,000, $5,000,000 and $2,500,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other income (expenses), net.

The Company has a lease agreement with SHC LLC. The Company subleases office space from SHC LLC for approximately $341,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 31, 2007.

During the year ended December 31, 2006, Goldman, Sachs & Co., an affiliate of certain shareholders of SHR, received $1,996,000 in discounts and commissions (see note 9). During the year ended December 31, 2005, Goldman, Sachs & Co., an initial purchaser in the Series A preferred offering, received $1,000,000 of the initial

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. In 2005, Goldman, Sachs & Co. also received $1,446,000 in fees as an underwriter for the August 2005 common stock offering. During the year ended December 31, 2004, Goldman, Sachs & Co., the lead underwriter of the IPO, received a portion of the underwriting discount of $19,835,000, which was recorded as a reduction of equity. Goldman, Sachs & Co. also received $2,530,000 in fees for financial advisory services related to the refinancing of the debt in 2004, which was recorded as deferred financing costs. In addition, during the year ended December 31, 2004, Prudential Real Estate Investors, a shareholder of SHR, earned $1,000,000 for financial advisory services in connection with the IPO. These fees were recorded as a reduction of equity.

Included in the severance costs for 2004 is $127,000 relating to the resignation of SHR’s Chief Financial Officer on August 30, 2004 and $640,000 relating to a severance agreement with Tanya Geller, the daughter of Laurence Geller. These costs are included in corporate expenses on the accompanying consolidated statement of operations.

16.	COMMITMENTS AND CONTINGENCIES

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

Letters of Credit:

As of December 31, 2006, SHR had provided $12,000,000 in letters of credit. Letters of credit for $11,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property (see note 3). Under the agreement, subject to the progress of the construction, the letters of credit commitment will increase to $23,000,000 during the next two years. The letters of credit commitment will decrease upon the first of two scheduled closings under the construction timeline in 2008. The project is expected to close in late 2009. A letter of credit for $1,000,000 was provided related to a construction project at one of SHR’s properties.

Retirement Fund:

As a result of the acquisition of the Marriott London Grosvenor Square hotel on August 31, 2006, the Company assumed the liability to fund the London Marriott Retirement Fund, a defined benefit plan that covers certain current and former Marriott employees. On August 31, 2006, the plan was frozen to new participants and there will be no future earning of benefits relative to service. The Company recorded the net obligation in respect to the plan in accordance with SFAS No. 158, “Accounting for Defined Benefit and Postretirement Benefit Obligations”. The unfunded pension liability at December 31, 2006 was £281,000 ($550,000 based on the foreign exchange rate as of December 31, 2006) and is recorded in accounts payable and accrued expenses.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2006 and 2005, the carrying amounts of certain financial instruments employed by SHR, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, insurance

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recoveries receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At December 31, 2006 and 2005, the fair values of the fixed-rate mortgage debt were approximately $9,563,000 and $11,259,000, respectively, lower than the book values of approximately $201,777,000 and $204,462,000, respectively, primarily due to the general increase in market interest rates. The additional mortgage debt, other debt, and bank credit facility have relatively current issuance dates and have interest rates that fluctuate based on published market rates; therefore, management believes the carrying values of the additional mortgage debt, other debt, and bank credit facility are a reasonable estimation of their fair value as of December 31, 2006 and 2005. Interest rate swap and cap agreements have been recorded at their estimated fair values.

18.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of December 31, 2006, SHR’s foreign operations consisted of two Mexican hotel properties, the LaSolana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, two European properties and leasehold interests in each of a French and a German hotel property.

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Years ended December 31,
	2006	2005	2004
Revenues:
United States	$598,390	$351,143	$326,175
International	120,983	78,399	78,694

Total	$719,373	$429,542	$404,869

	December 31,
	2006	2005
Long-lived Assets:
United States	$2,261,706	$1,039,269
International	580,732	112,071

Total	$2,842,438	$1,151,340

19.	HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350,000,000, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, have inspected the property and are implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32,685,000; however, while the Company has substantially completed its evaluation of the impact of the hurricane on the hotel and is in the process of planning reconstruction activities, the actual net book value

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. A $3,000,000 increase in the property damage was recorded during the first quarter of 2006. As of December 31, 2006, the Company has recorded a net fixed asset write-off and a corresponding insurance recoveries receivable for this $32,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

Certain deductibles and limitations will apply to insurance proceeds. No determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

The Company has hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company recognizes a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost income from the affected property, resulting in fluctuations in the Company’s net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through December 31, 2006, the Company had received $68,214,000 relating to property damage and business interruption insurance proceeds. The Company has recorded a receivable of $47,420,000, comprised of $32,685,000 of assets destroyed and the probable recovery of $14,735,000 of expenses incurred. The difference between the insurance proceeds received and the above-mentioned receivable represents advance claim payments from the insurance company and is recorded as a deferred credit of $20,794,000 at December 31, 2006 in the accompanying consolidated balance sheet. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in September 2005. In addition, the Company has capitalized interest expense amounting to $5,103,000 and $1,746,000 for the years ended December 31, 2006 and 2005, respectively, and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$32,685
Recovery of costs incurred	14,735
Insurance proceeds received as of December 31, 2006	(68,214)

Insurance proceeds received in excess of insurance recoveries receivable as of December 31, 2006	$(20,794)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, the Company was required to pay MHS an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee will not be required if the Company has entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid MHS the initial termination fee of $5,000,000. The Company also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. For the year ended December 31, 2006, the Company recorded a charge of $9,851,000 for the present value of the termination fees and estimated severance and relocation costs. The charges are included in discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006. The amount payable at December 31, 2006 was $4,694,000 and is recorded in accounts payable and accrued expenses.

21.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2006 and 2005 follows. Certain 2006 and 2005 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2006
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$122,780	$152,604	$201,440	$242,549

Income (loss) from continuing operations available to common shareholders	$2,041	$9,072	$3,495	$(5,658)
(Loss) income from discontinued operations	(3,464)	2,636	87,932	(468)

Net (loss) income available to common shareholders	$(1,423)	$11,708	$91,427	$(6,126)

Earnings per weighted average common share outstanding—Basic
Income (loss) from continuing operations available to common shareholders per share	$0.04	$0.14	$0.05	$(0.07)
(Loss) income from discontinued operations per share	(0.07)	0.04	1.16	(0.01)

Net (loss) income available to common shareholders per share	$(0.03)	$0.18	$1.21	$(0.08)

Weighted average common shares outstanding—Basic	46,763	66,187	75,570	75,713

Earnings per weighted average common share outstanding—Diluted
Income (loss) from continuing operations available to common shareholders per share	$0.04	$0.14	$0.05	$(0.07)
(Loss) income from discontinued operations per share	(0.07)	0.04	1.16	(0.01)

Net (loss) income available to common shareholders per share	$(0.03)	$0.18	$1.21	$(0.08)

Weighted average common shares outstanding—Diluted	46,939	66,387	75,780	75,713

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2005
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$88,331	$114,295	$107,196	$119,720

Income (loss) from continuing operations available to common shareholders	$4,162	$2,714	$(607)	$(4,071)
Income (loss) from discontinued operations	2,588	1,264	(620)	18,077

Net income (loss) available to common shareholders	$6,750	$3,978	$(1,227)	$14,006

Earnings per weighted average common share outstanding—Basic
Income (loss) from continuing operations available to common shareholders per share	$0.14	$0.09	$(0.01)	$(0.09)
Income (loss) from discontinued operations per share	0.08	0.04	(0.02)	0.41

Net income (loss) available to common shareholders per share	$0.22	$0.13	$(0.03)	$0.32

Weighted average common shares outstanding—Basic	30,247	30,257	36,691	44,086

Earnings per weighted average common share outstanding—Diluted
Income (loss) from continuing operations available to common shareholders per share	$0.14	$0.09	$(0.01)	$(0.09)
Income (loss) from discontinued operations per share	0.08	0.04	(0.02)	0.41

Net income (loss) available to common shareholders per share	$0.22	$0.13	$(0.03)	$0.32

Weighted average common shares outstanding—Diluted	30,357	30,406	36,691	44,086

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for SHR’s domestic Marriott branded properties, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

22.	SUBSEQUENT EVENT

On February 20, 2007, the Company entered into a facility agreement with Aareal Bank, as lender. The facility agreement provides the Company with a €104,000,000 ($136,700,000 based on the foreign exchange rate as of February 20, 2007) revolving loan. The Company plans an initial draw on the facility in early March 2007. Draws on the facility will be used to retire the existing mortgage loan (principal balance of €66,501,000 at December 31, 2006) and for general corporate purposes. At the Company’s option, this revolving loan will mature 364 days after the initial draw or be converted to a term loan that would mature in 2012. Interest is payable quarterly at EURIBOR (3.38% at December 31, 2006) plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period. At maturity, the principal and any unpaid interest are due. The loan is secured by, among other things, the InterContinental Prague hotel.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(In Thousands)

Description	Location	Debt	Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2006			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreci- ation Life
			Land	Building & Improvements			Land	Building & Improvements	Total
Hyatt Regency New Orleans	New Orleans, LA	$91,937	$17,662	$121,401	$(39,123	)(1)	$17,662	$82,278	$99,940	$(26,135)	1976	9/1997	39
Marriott Lincolnshire Resort	Lincolnshire, IL	29,999	—	47,248	107		—	47,355	47,355	(16,490)	1975	9/1997	39
Four Seasons Mexico City	Mexico City, Mexico	—	18,454	31,365	—		18,454	31,365	49,819	(7,304)	1994	12/1997	39
Hyatt Regency Phoenix	Phoenix, AZ	45,968	1,815	77,177	(12,009	)(1)	1,815	65,168	66,983	(9,717)	1976	1/1998	39
Loews Santa Monica	Santa Monica, CA	86,398	5,833	91,717	—		5,833	91,717	97,550	(24,047)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	63,872	13,093	66,260	—		13,093	66,260	79,353	(12,741)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	7,633		7,358	49,584	56,942	(6,889)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	87,598	20,100	79,400	1,811		20,100	81,211	101,311	(5,417)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	121,000	18,924	132,094	1,488		18,917	133,589	152,506	(5,968)	1929	4/2005	39
InterContinental Miami	Miami, FL	90,000	40,970	64,116	(37)		40,956	64,093	105,049	(2,891)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	88,499	17,347	129,153	1,574		17,347	130,727	148,074	(4,437)	1987	9/2005	39
Four Seasons Washington D.C.	Washington, D.C.	—	44,900	75,600	—		44,900	75,600	120,500	(1,662)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	—		61,400	287,800	349,200	(4,328)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	8,550	76,700	176,300	—		76,700	176,300	253,000	(2,542)	1984	7/2006	39
InterContinental Prague	Prague, Czech Republic	87,788	32,516	69,252	7,937		34,979	74,726	109,705	(1,185)	1974	8/2006	37
Marriott London Grosvenor Square	London, England	151,256	—	85,468	2,553	(2)	—	88,021	88,021	(945)	1962	8/2006	39
Fairmont Scottsdale Princess	Scottsdale, AZ	270,000	22,900	260,100	—		22,900	260,100	283,000	(2,595)	1987	9/2006	39
LaSolana (Land held for development)	Punta Mita, Mexico	—	54,287	—	—		54,287	—	54,287	—	—	3/2006	—

Totals		$1,442,865	$451,260	$1,839,401	$(28,066)		$456,701	$1,805,894	$2,262,595	$(135,293)

(1)	Includes impairment writedown and property damage writedown totaling $53,323
(2)	Includes currency translation adjustments of $7,705 for the InterContinental Prague and $2,553 for the Marriott London Grosvenor Square

STRATEGIC HOTELS & RESORTS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2006

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2006, 2005 and 2004 is as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Balance, beginning of period	$1,087,142	$779,734	$1,646,786
Additions:
Acquisition of property	1,258,287	402,037	99,500
Improvements	9,537	1,531	—
Deductions:
Distributed properties	—	—	(780,195)
Restructuring of the Paris Marriott	—	—	(86,278)
Dispositions	(88,597)	(59,378)	(92,377)
Property damage writedown	(3,774)	(36,782)	—
Impairment of hotel property	—	—	(7,702)

Balance, end of period	$2,262,595	$1,087,142	$779,734

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2006, 2005, and 2004 is as follows:

	December 31, 2006	December 31, 2005	December 31, 2004
Balance, beginning of period	$112,525	$108,755	$278,039
Depreciation and amortization	32,976	20,512	16,978
Distributed properties	—	—	(143,643)
Restructuring of the Paris Marriott	—	—	(17,494)
Property damage writedown	(774)	(11,481)	—
Dispositions	(9,434)	(5,261)	(25,125)

Balance, end of period	$135,293	$112,525	$108,755

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,228,000 at December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SHC Prague InterContinental B.V.

Amsterdam, The Netherlands

We have audited the accompanying consolidated balance sheets of SHC Prague InterContinental B.V. and subsidiaries (“the Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements presents fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Deloitte s.r.o.

Prague, Czech Republic

February 24, 2006

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Balance Sheets

(In $ thousands)

	Unaudited July 31, 2006	December 31, 2005
Assets
Property and equipment, net (Note 3)	$96,662	$90,438
Goodwill	33,255	30,334
Cash and cash equivalents	10,902	10,703
Restricted cash (Note 4)	7,226	6,621
Receivables (net of allowance for doubtful accounts of $ 254 and $ 284, respectively)	3,522	2,929
Deferred financing costs (Note 5)	47	335
Other assets	2,098	1,319

Total assets	$153,712	$142,679

Liabilities
Bank debt (Note 5)	$85,891	$82,440
Interest accrued on bank debt	187	668
Notes payable to affiliates (Note 5)	1,542	1,542
Interest accrued on notes payable to affiliates	301	225
Accounts payable	2,091	2,274
Accrued liabilities	2,664	1,998
Advance deposits	1,910	1,115
Current income taxes payable	27	400
Deferred tax liabilities (Note 7)	15,025	14,243

Total liabilities	109,638	104,905
Minority interest (Note 8)	1,786	1,631
Shareholders’ equity
Common stock—90,000 shares authorized, 18,500 issued and outstanding with a par value of EURO 1	20	20
Additional paid-in capital	24,350	24,350
Retained earnings	1,177	923
Accumulated other comprehensive income	16,741	10,850

Total shareholders’ equity	42,288	36,143

Total liabilities and shareholders’ equity	$153,712	$142,679

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(In $ thousands)

	Unaudited Seven months ended July 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
Revenues
Rooms	$12,800	$21,672	$21,401
Food and beverage	4,917	7,937	7,581
Other operated departments	1,383	2,385	2,692
Rental revenue	802	1,537	1,280

Total revenues	19,902	33,531	32,954

Costs and expenses
Rooms	2,169	3,628	3,233
Food and beverage	3,155	5,049	5,123
Other operated departments	625	978	1,000
Depreciation and amortization	3,217	6,139	8,910
Management fees and other services (Note 10)	849	1,618	1,448
Administrative and general	2,434	3,499	4,506
Property operation and maintenance	1,142	1,920	2,027
Corporate expenses	176	642	1,052
Marketing	1,003	1,722	1,279
Utility costs	675	927	776

Total costs and expenses	15,445	26,122	29,354

Insurance proceeds, net of flood costs (Note 9)	—	—	3,255

Operating income	4,457	7,409	6,855
Interest income	(24)	(48)	(61)
Interest expense—affiliates	97	97	452
Interest expense—bank loan	2,265	3,848	3,902
Other financial expense (income), net (Note 11)	1,040	(6,391)	(2,059)
Gain on disposal of subsidiary	—	—	(494)

	3,378	(2,494)	1,740

Income before income taxes and minority interest	1,079	9,903	5,115

Income tax expense (benefit)
Current tax expense	1,401	2,978	4,196
Deferred tax benefit, net	(575)	(775)	(1,465)

Total income tax expense (Note 7)	826	2,203	2,731
Minority interest	1	(1)	(1)

Net income	254	7,701	2,385
Other comprehensive income (loss)
Revaluation of hedging derivatives (Note 6)	—	—	(5)
Foreign currency translation adjustment	5,891	(5,541)	7,835

Comprehensive income	$6,145	$2,160	$10,215

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In $ thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of January 1, 2004, restated	$20	24,350	(9,163)	8,561	$23,768
Net income	—	—	2,385	—	2,385
Change in fair value of derivatives	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	7,835	7,835

Balance as of December 31, 2004, restated	$20	24,350	(6,778)	16,391	$33,983
Net income	—	—	7,701	—	7,701
Foreign currency translation adjustments	—	—	—	(5,541)	(5,541)

Balance as of December 31, 2005	$20	24,350	923	10,850	$36,143
Net income/(loss) (1)	—	—	254	—	254
Foreign currency translation adjustments (1)	—	—	—	5,891	5,891

Balance as of July 31, 2006 (1)	$20	24,350	1,177	16,741	$42,288

(1)	Amounts as of and for the seven months ended July 31, 2006 are unaudited.

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V.

Consolidated Statements of Cash Flows

(In $ thousands)

	Unaudited 7 months ended July 31, 2006	Year ended December 31, 2005	Year ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254	$7,701	$2,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,217	6,139	8,910
Amortization of deferred financing costs	196	591	552
Deferred taxes	(575)	(775)	(1,465)
Foreign exchange loss (gain)	(732)	(5,953)	(1,270)
Amortization of hedging derivative	—	—	87
Loss on disposal of property and equipment	—	12	20
Gains on disposal of subsidiary	—	—	(494)
Change in operating assets and liabilities
Accounts receivable	(311)	(473)	(417)
Other assets	(584)	107	214
Accounts payable and accrued liabilities	611	294	(365)
Accrued interest	(405)	34	(222)
Taxes	(412)	(2,080)	3,629

Net cash provided by operating activities	1,259	5,597	11,564

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of subsidiary, net of cash	—	—	485
Decrease (increase) of restricted cash	33	21	(1,549)
Purchases of property and equipment	(803)	(850)	(737)

Net cash used in investing activities	(770)	(829)	(1,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under agreements	—	—	6,238
Repayments of notes payable to affiliates	—	—	(14,061)
Bank debt repayments	(2,397)	(3,065)	(2,945)
Deferred financing costs	—	—	(157)

Net cash used in financing activities	(2,397)	(3,065)	(10,925)

Effect of foreign exchange differences on cash	2,107	(908)	808

NET CHANGE IN CASH AND CASH EQUIVALENTS	199	795	(354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	10,703	9,908	10,262

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$10,902	$10,703	$9,908

Cash paid for interest	$2,436	$3,328	$4,018

Cash paid for income taxes	$1,879	$5,062	$1,067

The accompanying notes are an integral part of these consolidated financial statements.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements

1.	The Consolidated Group

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

On August 17, 1999, the Company acquired a 92.88% share in Hotel InterContinental Prague a.s., a joint stock company incorporated in the Czech Republic, which was later renamed Strategic Hotel Capital Prague, a.s. (“Prague AS”). Prague AS owned and operated a hotel located at Nám. Curieových 43/5, Prague 1, Czech Republic. The acquisition was accounted for under the purchase method. Since that date, the Company has increased its ownership to 96.30% and the total cost of the investment at July 31, 2006 amounted to $97,450,000. During the six month period ended July 31, 2006, the Company acquired no further shares.

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

On February 9, 2000, Prague AS contributed 100% of the hotel operation company and 99% of the property ownership company to SHC Prague (Gibraltar) Limited. The contribution was valued at $98,581,000. In exchange for the contribution, Prague AS acquired 39,999 ordinary shares of $1 par value stock in SHC Prague (Gibraltar) Limited, which represents a 100% interest in this class of shares; however, those shares bear voting rights lower than 0.01%. Ten thousand deferred shares and almost 100% of the voting rights in SHC Prague (Gibraltar) Limited are owned by a company outside of the Group.

On August 9, 2000, the 100% share in the hotel operations company and the 99% share in the property ownership company were sold by SHC Prague (Gibraltar) Limited to the Company for a total consideration of $110,000,000.

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

The structure of the Group as at July 31, 2006 was as follows (voting interests shown):

2.	Summary of Significant Accounting Policies

a) Basis of Presentation

The financial statements presented are the consolidated accounts of SHC Prague InterContinental B.V. and its subsidiaries.

All significant intercompany transactions have been eliminated as part of the consolidation process.

The consolidated financial statements are prepared under Accounting Principles Generally Accepted in the United States of America (“US GAAP“).

The financial statements are presented in U.S. Dollars and are prepared on a historical cost basis, except for derivative financial instruments, which are measured at fair value.

All balances and amounts disclosed in the Notes to Consolidated Financial Statements as of and for the seven months ended July 31, 2006 are unaudited.

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The costs of improvements that extend the useful life of property and equipment are capitalized. Repairs and maintenance costs are expensed as incurred.

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

f) Cash and Cash Equivalents

All highly liquid investments with a maturity at the time of purchase of three months or less are considered to be cash equivalents. Temporary cash investments are comprised of term and money market deposits denominated in U.S. Dollars, Czech Crowns and Euros.

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

i) Accounting for long-lived assets

The Group reviews long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable. The Group will compare undiscounted net cash

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

flows estimated to be generated by those assets to the carrying amount of those assets. To the extent that these cash flows are less than the carrying amounts of the assets, an impairment loss will be recognized to adjust the carrying value to fair value. As of July 31, 2006, management believed that no such impairment existed.

j) Goodwill

Goodwill represents the excess of the purchase price over the fair market value of the assets acquired. Goodwill is reviewed annually for impairment or when events and circumstances warrant such a review.

Goodwill impairment testing, which is based on fair value, is performed on a reporting unit level on an annual basis as of December 31. Management of the Company considers the Group as a single reporting unit. As of July 31, 2006, Management believed that no impairment of goodwill existed.

k) Deferred financing costs

Costs incurred as part of securing long-term financing are deferred and amortized into the consolidated statements of operations as interest expense over the term of the debt.

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

n) Comprehensive Income

Comprehensive income is a measure of all changes in equity of an enterprise, which results from transactions or other economic events during the period. The Group’s accumulated other comprehensive income results from foreign currency translation adjustments.

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

p) Restrictions

Dividends out of the Company are restricted by equity requirements at various entities within the Group. In addition, certain restricted cash balances are required by the Aareal bank debt and such balances are not available for distribution.

3.	Property and equipment

Property and equipment comprises the following:

	July 31, 2006 (unaudited) ($ thousand)	December 31, 2005 ($ thousand)
Land Buildings Furnishing and equipment Construction in progress	$27,258 86,960 71,832 811	$24,864 79,285 65,442 149

Total property and equipment	186,861	169,740
Less: accumulated depreciation	(90,199)	(79,302)

Property and equipment, net	$96,662	$90,438

4.	Restricted cash

As of July 31, 2006 the Group presented restricted cash of $4,505,000 (unaudited) (December 31, 2005: $4,099,000), which will be used for property and equipment replacement in accordance with the hotel's management agreement (Note 10).

Other restricted cash totaling $2,721,000 (unaudited) as of July 31, 2006 (December 31, 2005: $2,522,000) are held in the escrow accounts as a guarantee of the bank credit facilities. These accounts are subject to a restriction on drawings.

5.	Debt

At July 31, 2006 the Group had the following bank loans payable and demand promissory notes/subordinated promissory notes.

Party	Interest	Maturity (on earlier of)	July 31, 2006 (unaudited) ($ thousand)	December 31, 2005 ($ thousand)
Bank debt (denominated in EUR)
Aareal Bank AG	EURIBOR(*) + 1.5%	See below	$85,891	$82,440

Notes payable to affiliates (denominated in USD)
SHC Europe LLC	8.25% per annum, quarterly	Demand or August 16, 2009	$540	$540
Paris Properties PTE Ltd.	8.375% per annum, quarterly	Demand or August 16, 2009	$1,002	$1,002

Total notes payable to affiliates			$1,542	$1,542

(*)	At July 31, 2006 EURIBOR was 2.05%. At December 31, 2005 EURIBOR was 2.19%.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

SHC Europe LLC and Paris Properties PTE Ltd. are affiliates of the Company’s shareholders. The notes payable to these entities are unsecured.

On July 14, 2003 the group refinanced its bank debt with a EUR 75 million loan negotiated with Aareal Bank AG. An additional EUR 5 million was drawn in January 2004 under the same loan agreement between Aareal Bank AG and the Group. The loan bears floating interest at EURIBOR+1.5% from January 2004 (previously EURIBOR+2.25%) and matures in July 2007.

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

Under the terms of the Aareal Bank AG loan agreement, the Group has two one-year extension possibilities. In April 2006, the Group has utilized one of the one-year extensions. The maturity schedule for repayments of the long-term bank debt at July 31, 2006 (unaudited) is as follows:

Year ending December 31,	Actual repayment schedule		Repayment assuming extensions
	(Euro thousand)	($ thousand)	(Euro thousand)	($ thousand)
2006 (remainder)	€696	$891	€696	$891
2007	66,966	85,000	2,833	3,596
2008	—	—	64,133	81,404

Total	€67,662	$85,891	€67,662	$85,891

Financing costs related to the Aareal Bank AG loan amounting to EUR 1,211,000 were initially capitalized in 2003 and are being amortized over the term of the debt (before extension options). The Group amortized as part of interest expense $196,000 (unaudited) through the consolidated statements of operations for the seven months ended July 31, 2006 and $591,000 and $552,000 for the years ended December 31, 2005 and 2004, respectively.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

As of July 31, 2006, the Group was in compliance with all terms and covenants associated with its other loan agreements.

6.	Hedging derivatives

As part of the refinancing, on July 15, 2003, the Group entered into an interest rate cap agreement to reduce the Group's exposure to changes in future cash flows resulting from changes in the EURIBOR interest rate.

The interest rate cap agreement effectively caps the Group’s variable-rate cash flow exposure to a fixed-rate cash flow in the event that EURIBOR exceeds 5%. The interest rate cap is effective from July 15, 2003 through July 15, 2006. The interest rate cap is accounted as an effective cash flow hedge and accordingly, the change in the intrinsic value of the interest rate cap of $0 (unaudited) for the seven months ended July 31, 2006 and $0 and $5,000 for the years ended December 31, 2005 and 2004, respectively was recorded through “Other Comprehensive Income (Loss)”. During 2004, $84,000, representing the remaining portion of the premium paid for the option, was recorded as part of “Interest expense—bank loan” in the consolidated statements of operations.

7.	Taxation

Income Tax Legislation

Corporate income tax is calculated in accordance with local tax regulations (statutory corporate tax rate for the Czech Republic is 24% in 2006 (2005: 26%, 2004: 28%).

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

Deferred tax assets and liabilities are measured at the balance sheet date based on the enacted tax rate applicable to the period in which they are expected to be recovered or settled. Consequently deferred tax assets and liabilities arising from temporary differences for the Czech operating entities are measured at 24% at July 31, 2006, which is the enacted tax rate for periods subsequent to July 31, 2006. Management records a valuation allowance related to deferred tax assets when it is more likely than not that such amounts will not be realized.

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

The income tax effect of differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax base, comprising the deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets, consist of the following as of:

	July 31, 2006 (unaudited) ($ thousand)	December 31, 2005 ($ thousand)
Deferred tax liabilities:	$(15,043)	$(14,119)
Property and equipment Other (deferred financing cost, deferred foreign exchange gains)	18	(330)

Total deferred tax liabilities	$(15,025)	(14,449)

Deferred tax assets:
Other	—	503
Less: valuation allowance	—	(297)

Total deferred tax assets	—	206

Net deferred taxes	$(15,025)	$(14,243)

The reconciliation of expected income tax expense to the effective income tax expense consists of the following for the seven months ended July 31, 2006 and years ended December, 31:

	Seven months ended July 31, 2006 (unaudited) ($ thousand)	Year ended December 31, 2005 ($ thousand)	Year ended December 31, 2004 ($ thousand)
Income before income taxes	$1,080	$9,903	$5,115
Statutory income tax rate	24%	26%	28%
Tax expense at Czech statutory income tax rate	259	2,575	1,432
Non-deductible expenses	956	154	1,468
Non-taxable income	(381)	(676)	(142)
Other	(8)	150	(27)

Total income tax expense	$826	$2,203	$2,731

8.	Minority interest

Minority interest includes $1,786,000 (unaudited) at July 31, 2006 and $1,621,000 at 31 December, 2005, attributable to equity holders with a 3.7% interest in Strategic Hotel Capital Prague a.s.

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

In 2004, the Group reached a final settlement with regard to the business interruption proceeds related to the 2002 floods. The Group received business interruption proceeds totaling $9,488,000. From this amount,

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

$3,259,000 and $1,065,000 were recorded in its statements of operations for the years ended December 31, 2004 and 2003, respectively.

During 2003, the Group reached an agreement with its insurer with regard to the proceeds to be received for material damages caused by the floods. Insurance proceeds totaling $2,468,000 were included as part of revenue from insurance proceeds for the year ended December 31, 2003. Costs associated with the repair of damaged property totaling $4,000 and $710,000 were recorded as expenses for the years ended December 31, 2004 and 2003, respectively. Replacement of fixed assets destroyed in the flood were capitalized in accordance with the Group’s normal accounting principles and the assets that were replaced were written-off through the consolidated statements of operations as part of flood costs.

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

The fees due to the Manager include a base management fee, a license fee based upon gross receipts and an incentive management fee based upon net operating income. Such fees total $443,000 (unaudited) for the seven months ended July 31, 2006 and $747,000 and $777,000 for the years ended December 31, 2005 and 2004, respectively, and have been included in “Management fees and other services” in the accompanying consolidated statements of operations.

In addition to the above fees, there are centralized services fees due to the Manager. These include fees for communication services, marketing and sales services, brand advertising and public relations, training and education. Centralized services fees total $256,000 (unaudited) for the seven months ended July 31, 2006 and $603,000 and $219,000 for the years ended December 31, 2005 and 2004, respectively.

The Manager is also entitled to a separate reservation fee calculated as 5% of room revenues generated through the Manager’s reservations systems. Reservation fees total $124,000 (unaudited) for the seven months ended July 31, 2006 and $232,000 and $247,000 for the years ended December 31, 2005 and 2004, respectively.

Asset Management Agreements

SHC DTRS Inc. (the “Asset Manager”) entered into separate asset management agreements with certain Group companies and is an affiliate of one of the Group’s owners. Under the terms of these agreements, the Asset Manager provides asset management services in return for aggregate management fees equal to 5% of earnings before interest, tax, depreciation and amortization of the Hotel. An amount of $482,000 (unaudited) for the seven months ended July 31, 2006 and $871,000 and $671,000 for the years ended December 31, 2005 and 2004 respectively, have been included in “Management fees and other services” in the accompanying consolidated statements of operations for these services.

Hotel Services Agreement

Effective May 24, 2004, the hotel operations company entered into a Hotel Services Agreement with an unrelated third party service provider. Under the terms of the agreement, all employees of the Hotel were

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In association with this agreement, the hotel operations company has entered into separate call and put option agreements with the owner of the service provider. Under the terms of the call option agreement, the hotel operations company has the option to acquire 100% of the service provider for the higher of CZK 200,000 (approximately $9,000 based on exchange rate at July 31, 2006) or the net asset value of the service provider. Under the terms of the put option agreement, the service provider has the option to sell 100% of the service provider to the hotel operations company for the higher of CZK 200,000 or the net asset value of the service provider. These options are not measured at fair value as the options are linked to, and would be settled by, delivery of an unquoted equity instrument whose fair value cannot be reliably measured.

Maintenance contract

In 1996, the Hotel entered into a maintenance contract for certain technological equipment. The contract is for ten years and the fee under this contract can be amended from year to year based on agreement by both parties. The amount paid under the terms of this contract during the seven months ended July 31, 2006 was $599,000 (unaudited) and $901,000 and $815,000 for the years ended December 31, 2005 and 2004, respectively. There are no special conditions for early termination of this contract.

11.	Other financial income and expenses

Included within other financial income and expenses are the following amounts for the seven months ended July 31, 2006 and years ended December 31, 2005 and 2004:

	Seven months ended July 31, 2006 (unaudited) ($ thousand)	Year ended December 31, 2005 ($ thousand)	Year ended December 31, 2004 ($ thousand)
Foreign exchange (gain) loss related to bank debt, net	$787	$(6,445)	$(2,142)
Other foreign exchange losses, net	253	54	83

Other financial (income) expenses, net	$1,040	$(6,391)	$(2,059)

Other financial income and expense in the Group’s consolidated financial statements are subject to significant volatility due to the Group’s currency exposures. This volatility occurs at two levels in the Group: first, at the level of the Czech operating companies, which have the Czech crown as their functional currency; and, second at the level of the Company itself, which has the US Dollar as its functional currency. While foreign exchange volatility arises on all assets and liabilities that are not denominated in the functional currency of the Group company holding the asset or liability, the Group’s main exposure to foreign exchange risk arises from the Aareal bank loan.

The Company itself has drawn the Euro-denominated bank loan; however, most of the loan has been lent on to the hotel operating company as a separate Euro-denominated inter-group loan. At July 31, 2006, the Company’s loan balance from the hotel operating company was $62,937,000 (unaudited) (December 31, 2005: $60,408,000). As a result, the Company had in its stand-alone financial statements a net Euro exposure related to

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

the Aareal Bank loan of $22,955,000 (unaudited) at July 31, 2006 (December 31, 2005: $22,032,000). Changes in the US Dollar to Euro exchange rate directly impact the consolidated statements of operations with respect to this net exposure.

Foreign exchange volatility in the Czech operating companies arises mainly due to the outstanding Euro-denominated loan from the Company. Because the functional currency of the hotel operating company is the Czech crown, revaluation differences arising from the conversion of this loan from Euros to Czech crowns is recorded through the consolidated statements of operations.

The Group has not hedged the exposures in the Company or in the hotel operating company arising from the Aareal Bank loan partly because of the cost involved and also because Management believes that the loan is an economic hedge of the net assets of the Czech operating companies. Currently the Czech crown is a separate legal currency, however, it is expected that in the coming years the Czech Republic will adopt the Euro and as a result all assets and liabilities of the operating companies will eventually become Euro-denominated.

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

Fair values of current assets and current liabilities are equal to their reported carrying amounts because of the short maturity of those instruments. The carrying value of the bank debt approximates its fair value, as this instrument bears interest at floating rate. If the outstanding demand notes payable, which bear interest at fixed rates, are repaid at their latest maturity dates then the fair value of these notes would be estimated as to be $1,540,000 (unaudited) at July 31, 2006 (December 31, 2005: $1,632,000).

Financial instruments, which potentially subject the Group to concentrations of credit risk, consist principally of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to a large number of customers and their dispersion across many geographical areas.

13.	Related parties

Included within accounts payable at July 31, 2006 are $940,000 (unaudited) (December 31, 2005: $940,000) due to Paris Properties PTE Ltd. and $506,000 (December 31, 2005: $505,000) due to SHC Europe, L.L.C., which are affiliates of the Company’s shareholders.

See Note 5 for demand promissory notes/subordinated promissory notes from related parties. See also Note 9 for Asset Management Agreement.

14.	Commitments and contingencies

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

15.	Subsequent events (unaudited)

On August 3, 2006, SHC Prague InterContinental, L.L.C., a wholly owned subsidiary of Strategic Hotel Funding, L.L.C., the operating company of Strategic Hotels & Resorts, Inc., closed on its acquisition of a 65% interest in the Group from EU-Hotel PTE Limited and Paris Properties PTE Limited, affiliates of GIC Real Estate, Inc., for $68.8 million and an assumption of approximately $56.5 million in debt (the “Acquisition”). The Acquisition brought SHC Prague InterContinental, L.L.C.’s interest in the entity that owns the InterContinental Prague Hotel to 100%.

On February 20, 2007, the Company entered into a facility agreement with Aareal Bank, as lender. The facility agreement provides the Company with a €104,000,000 ($136,700,000 based on the foreign exchange rate as of February 20, 2007) revolving loan. The Company plans an initial draw on the facility in early March 2007. Draws on the facility will be used to retire the existing mortgage loan (principal balance of €66,501,000 at December 31, 2006) and for general corporate purposes. At the Company’s option, this revolving loan will mature 364 days after the initial draw or be converted to a term loan that would mature in 2012. Interest is payable quarterly at EURIBOR (3.38% at December 31, 2006) plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period. At maturity, the principal and any unpaid interest are due. The loan is secured by, among other things, the InterContinental Prague hotel.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2006, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded the Ritz-Carlton Laguna Niguel Hotel, the Marriott Grosvenor Square Hotel and the Fairmont Scottsdale Princess Hotel from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2006, because these hotels were acquired by us during the second half of 2006. The total assets and total revenues of the aforementioned hotels represent 29.0% and 11.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Based on this assessment management believes that, as of December 31, 2006, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on management’s assessment of internal control over financial reporting. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Ritz-Carlton Laguna Niguel Hotel, which was acquired on July 7, 2006, the Marriott Grosvenor Square Hotel which was acquired on August 31, 2006, and the Fairmont Scottsdale Princess Hotel, which was acquired on September 1, 2006, whose combined financial statements reflect total assets and revenue constituting 29.0% and 11.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Ritz-Carlton Laguna Niguel Hotel, the Marriott Grosvenor Square Hotel or the Fairmont Scottsdale Princess Hotel. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Chicago, Illinois

March 1, 2007

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2007 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index, which is attached hereto, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

Dated: March 1, 2007	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: March 1, 2007	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ JAYSON C. CYR
Jayson C. Cyr Senior Vice President and Controller

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Chairman

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ MICHAEL W. BRENNAN
Michael W. Brennan Director

	By:	/S/ EDWARD C. COPPOLA
Edward C. Coppola Director

By:
John C. Deterding Director

	By:	/S/ JAMES A. JEFFS
James A. Jeffs Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

EXHIBIT INDEX

Exhibit Number	Description
3.1.a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Registrant’s Form 8-A (File No. 1-32223), filed on January 13, 2006 and incorporated herein by reference).

3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-32223), filed with the Securities and Exchange Commission on April 21, 2006 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, LLC (filed as Exhibit 10.1 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment, dated March 15, 2005, to Limited Liability Company Agreement of SHC Funding, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, LLC, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 18, 2006 and incorporated herein by reference).

10.5	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.6	Form of Lease Agreement (filed as Exhibit 10.3 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

10.7	Form of Hotel Management Agreement (filed as Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.8	Asset Management Agreement between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.5 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.9	Cross-Indemnification Agreement between Strategic Hotel Capital, LLC and Strategic Hotel Capital, Inc. (filed as Exhibit 10.6 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.10	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein (filed as Exhibit 10.7 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.11	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender (filed as Exhibit 10.8 to the Registrant’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.12	Form of Registration Rights Agreement by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.11 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.13	Form of Registration Rights Agreement by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.12 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

†10.14	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.15	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.16	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 1-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.17	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K (File No. 1-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.18	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 1-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.19	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on April 5, 2005 and incorporated herein by reference).

†10.20	Amended and Restated Employment Agreement by and between Laurence S. Geller and Strategic Hotel Capital, Inc. (filed as Exhibit 10.15 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.21	Amendment No. 1 to Employment Agreement, dated September 30, 2005, by and between the Company and Laurence S. Geller (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-32223), filed on October 5, 2005 and incorporated herein by reference).

Exhibit Number	Description
†10.22	Amendment Number 2 to Employment Agreement, dated March 14, 2006, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 20, 2006 and incorporated herein by reference).

†10.23	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, LLC and James E. Mead (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-32223), filed on December 1, 2004 and incorporated herein by reference).

†10.24	Severance Agreement, by and between Strategic Hotel Capital, Inc. and James Lyman, dated September 10, 2004 (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2004 and incorporated herein by reference).

†10.25	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 1-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.26	Separation Agreement dated June 9, 2006, by and between the Company and Monte J. Huber (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on June 13, 2006 and incorporated herein by reference).

†10.27	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by reference).

†10.28	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by references.

†10.29	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by reference).

†10.30	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by reference).

†10.31	Letter Agreement dated July 27, 2006 by and between Strategic Hotel Funding, L.L.C. and Stephen K. Miller (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.32	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement, dated as of July 23, 2004 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2004 and incorporated herein by reference).

10.33	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes, dated as of June 24, 2004 (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2004 and incorporated herein by reference).

10.34	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on March 2, 2005 and incorporated herein by reference).

10.35	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on March 2, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.36	First Amendment to Credit Agreement, dated as of March 22, 2005, among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on March 25, 2005 and incorporated herein by reference).

10.37	First Amendment to Amended and Restated Indenture, dated as of March 22, 2005, among the issuers named therein, LaSalle Bank National Association, as Note Trustee, and German American Capital Corporation, as Noteholder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on March 25, 2005 and incorporated herein by reference).

10.38	Loan Agreement ($128,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between the Borrowers named therein, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on April 7, 2005 and incorporated herein by reference).

10.39	First Mezzanine Loan Agreement ($45,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine I, LLC and SHC Chopin Plaza Mezzanine I, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on April 7, 2005 and incorporated herein by reference).

10.40	Second Mezzanine Loan Agreement ($29,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine II, LLC and SHC Chopin Plaza Mezzanine II, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on April 7, 2005 and incorporated herein by reference).

10.41	Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on July 19, 2005 and incorporated herein by reference).

10.42	Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on July 29, 2005 and incorporated herein by reference).

10.43	Agreement for Sale and Purchase of Hotel dated as of August 24, 2005, by and between SHC Lake Buena Vista II, LLC and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on August 30, 2005 and incorporated herein by reference).

10.44	Amendment to Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 7, 2005 and incorporated herein by reference).

10.45	Amendment to First Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 7, 2005 and incorporated herein by reference).

10.46	Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 7, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.47	Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 13, 2005 and incorporated herein by reference).

10.48	Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on October 5, 2005 and incorporated herein by reference).

10.49	Purchase and Sale Agreement, dated as of October 31, 2005, by and among SHC Del Coronado, LLC, KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on November 3, 2005 and incorporated herein by reference).

10.50	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

10.51	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

10.52	Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2005 and incorporated herein by reference).

10.53	Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2005 and incorporated herein by reference).

10.54	Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2005 and incorporated herein by reference).

10.55	Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on November 10, 2005 and incorporated herein by reference).

10.56	Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated January 21, 2006 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

10.57	Amendment to Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated February 22, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

10.58	Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.59	Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, LLC, as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 1-32223), filed on March 2, 2006 and incorporated herein by reference).

10.60	Purchase and Sale Agreement, dated as of April 4, 2006, between BRE/St. Francis LLC and SHC St. Francis, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2006 and incorporated herein by reference).

10.61	Real Estate Purchase Agreement, dated as of May 9, 2006, by and between SHC Laguna Niguel I LLC and SHC Laguna, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.62	Agreement of Purchase and Sale, dated as of May 7, 2006, by and between New Rancho, LLC and KSL RLP Holdings, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.63	Revolving Loan Commitment Agreement, dated as of May 30, 2006, by and between Strategic Hotel Funding, LLC and Citicorp North America, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.64	Purchase and Sale Agreement, dated June 30, 2006, by and between Scottsdale Princess Partnership and SHR Scottsdale, L.L.C. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.65	Mortgage Loan Application, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.66	Promissory Note, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.67	Purchase and Sale Agreement, dated as of July 28, 2006, by and between BRE/Europe 2, S.a.r.l. and Pingleton Holding S.a.r.l. (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K (File No. 001-32223), filed on September 7, 2006, and incorporated herein by reference).

10.68	Purchase Agreement, dated as of August 1, 2006, by and among EU-Hotel PTE Limited and Paris Properties PTE Limited and SHC Prague InterContinental, L.L.C. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.69	Agreement of Purchase and Sale dated as of August 23, 2006, by and between New Burbank, L.L.C. and Pyramid Hotel Opportunity Venture II LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 13, 2006, and incorporated herein by reference.

10.70	First Amendment to Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated August 28, 2006, by and among Strategic Hotel Funding, LLC., the Company, certain indirect subsidiaries of the Company, Deutsche Bank Trust Company Americas and various financial institutions name therein (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.71	Additional Revolving Loan Commitment Agreement, dated as of August 28, 2006, by and among Strategic Hotel Funding, LLC, Deutsche Bank Trust Company Americas, Wachovia Bank, National Association, Citicorp North America, Inc., LaSalle Bank National Association and Raymond James FSB (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

10.72	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.73	Purchase and Sale Agreement, dated July 5, 2006, by and between SHR Scottsdale, L.L.C., and Scottsdale Princess Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 8, 2006, and incorporated herein by reference).

10.74	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.75	Note, dated September 1, 2006 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.76	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.77	Mezzanine Note, dated September 1, 2006 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.78	Agreement of Purchase and Sale, dated as of September 26, 2006, by and between Strategic Hotel Funding, L.L.C. and Lakeshore East, L.L.C. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.79	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.80	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.81	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Realty Corp. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.82	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.83	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

Exhibit Number	Description

*14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics, as amended November 16, 2006

*21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Deloitte s.r.o.

*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.