Form 10-Q
period 2007-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2007-05-07
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of common stock ($0.01 par value) of the registrant outstanding as of May 7, 2007 was 74,351,799.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2007	December 31, 2006
Assets
Property and equipment	$2,674,048	$2,644,120
Less accumulated depreciation	(294,101)	(268,991)

Net property and equipment	2,379,947	2,375,129

Goodwill	421,706	421,516
Intangible assets (net of accumulated amortization of $1,707 and $3,166, respectively)	45,484	45,793
Investment in joint ventures	67,889	71,349
Cash and cash equivalents	103,640	86,462
Restricted cash and cash equivalents	58,551	73,400
Accounts receivable (net of allowance for doubtful accounts of $712 and $809, respectively)	84,891	70,282
Deferred financing costs (net of accumulated amortization of $1,618 and $2,194, respectively)	13,915	10,701
Deferred tax assets	43,822	43,555
Other assets	55,051	57,522

Total assets	$3,274,896	$3,255,709

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,390,382	$1,442,865
Bank credit facility	196,000	115,000
Accounts payable and accrued expenses	192,978	186,293
Distributions payable	18,892	18,175
Deferred tax liabilities	23,908	24,390
Deferred gain on sale of hotels	107,471	107,474
Insurance proceeds received in excess of insurance recoveries receivable	36,543	20,794

Total liabilities	1,966,174	1,914,991
Minority interests in SHR’s operating partnership	12,070	12,463
Minority interests in consolidated affiliates	11,098	10,965

Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares ($0.01 par value; 150,000,000 common shares authorized; 75,434,987 and 75,406,727 common shares issued and outstanding, respectively)	753	753
Additional paid-in capital	1,225,304	1,224,400
Accumulated deficit	(293,275)	(265,435)
Accumulated other comprehensive income	5,504	10,304

Total shareholders’ equity	1,285,554	1,317,290

Total liabilities and shareholders’ equity	$3,274,896	$3,255,709

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rooms	$126,637	$66,918
Food and beverage	80,813	40,458
Other hotel operating revenue	26,166	11,603

	233,616	118,979
Lease revenue	4,412	3,801

Total revenues	238,028	122,780

Operating Costs and Expenses:
Rooms	31,567	15,939
Food and beverage	55,281	28,111
Other departmental expenses	60,746	31,915
Management fees	8,722	3,622
Other hotel expenses	16,723	7,486
Lease expense	3,780	3,224
Depreciation and amortization	25,549	12,871
Corporate expenses	7,117	5,673

Total operating costs and expenses	209,485	108,841

Operating income	28,543	13,939

Interest expense	(20,997)	(7,188)
Interest income	927	1,154
Loss on early extinguishment of debt	(4,319)	—
Equity in losses of joint ventures	(2,883)	(1,619)
Other (expenses) income, net	(1,812)	1,614

(Loss) income before income taxes, minority interests and discontinued operations	(541)	7,900
Income tax expense	(1,292)	(1,664)
Minority interest income (expense) in SHR’s operating partnership	26	(293)
Minority interest expense in consolidated affiliates	(422)	(196)

(Loss) income from continuing operations	(2,229)	5,747
Income (loss) from discontinued operations, net of tax and minority interests	132	(3,464)

Net (Loss) Income	(2,097)	2,283
Currency translation adjustments	970	(26)
Mark to market of derivatives	3,769	4,459

Comprehensive Income	$2,642	$6,716

Net (Loss) Income	(2,097)	2,283
Preferred shareholder dividends	(7,462)	(3,706)

Net Loss Available to Common Shareholders	$(9,559)	$(1,423)

Basic (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.04
Income (loss) from discontinued operations per share	—	(0.07)

Net loss available to common shareholders per share	$(0.13)	$(0.03)

Weighted-average common shares outstanding	75,836	46,763

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.04
Income (loss) from discontinued operations per share	—	(0.07)

Net loss available to common shareholders per share	$(0.13)	$(0.03)

Weighted-average common shares outstanding	75,836	46,939

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net (loss) income	$(2,097)	$2,283
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Minority interest (income) expense in SHR’s operating partnership	(26)	117
Minority interest expense in consolidated affiliates	422	196
Deferred income tax benefit	(238)	(3,597)
Depreciation and amortization	25,549	14,513
Amortization of deferred financing costs	666	408
Loss on early extinguishment of debt	4,319	—
Equity in losses of joint ventures	2,883	1,619
Share based compensation	912	832
Gain on sale of assets	—	(13)
Foreign currency exchange loss	1,655	—
Recognition of deferred and other gains, net	(1,137)	(699)
Increase in accounts receivable	(17,447)	(15,039)
Insurance proceeds received	2,463	—
Decrease (increase) in other assets	2,189	(1,375)
Increase in accounts payable and accrued expenses	4,794	13,189

Net cash provided by operating activities	24,907	12,434

Investing Activities:
Acquisition of hotel property and equipment	(2,869)	(169,702)
Acquisition of land held for development	—	(12,027)
Acquisition of interest in joint ventures	—	(50,092)
Restricted and unrestricted cash acquired	365	496
Cash received from joint venture	670	921
Decrease in security deposits related to sale-leasebacks	1,376	2,286
Insurance proceeds received	15,749	—
Capital expenditures	(27,651)	(24,354)
Decrease in restricted cash and cash equivalents	14,849	8,129
Other investing activities	(2,956)	166

Net cash used in investing activities	(467)	(244,177)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	151,900
Proceeds from issuance of preferred stock, net of offering costs	—	110,878
Proceeds from bank credit facility	242,000	115,000
Payments on bank credit facility	(161,000)	(111,000)
Proceeds from mortgages and other debt	454,791	—
Payments on mortgage and other debt	(509,989)	(7,670)
Financing costs	(8,128)	—
Distributions to common shareholders	(17,387)	(9,782)
Distributions to preferred shareholders	(7,462)	(3,706)
Distributions to holders of minority interests in SHR’s operating partnership	(226)	(1,840)
Distributions to holders of minority interests in consolidated affiliates	(545)	—
Other financing activities	(34)	544

Net cash (used in) provided by financing activities	(7,980)	244,324

Effect of exchange rate changes on cash	718	203

Net change in cash and cash equivalents	17,178	12,784
Cash and cash equivalents, beginning of period	86,462	65,017

Cash and cash equivalents, end of period	$103,640	$77,801

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Mark to market of derivative instruments (see notes 2 and 9)	$(3,817)	$4,687

Present value of future fixed installments – La Solana land purchase	$—	$10,645

Redemption of units of non-managing member limited liability company interests in SH Funding	$—	$65,805

Distributions declared and payable to common shareholders (see note 8)	$18,189	$13,664

Distributions payable to holders of minority interests in SHR’s operating partnership (see notes 7 and 8)	$236	$990

Distributions payable to holders of minority interests in consolidated affiliates (see note 7)	$451	$—

Hyatt Regency New Orleans property damage (see note 15)	$—	$3,000

Capital expenditures included in accounts payable and accrued expenses	$1,725	$138

Cash Paid For:

Interest, net of interest capitalized	$(21,688)	$(9,369)

Income taxes, net of refunds	$(1,585)	$29

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset manage upper upscale and luxury hotels in North America and Europe that are subject to long-term management contracts. SHR’s portfolio includes 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR’s founder and accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997 by Laurence Geller, the Company’s President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. SHR made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. On June 29, 2004, SHR completed its initial public offering (the IPO), of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels.

SHR operates as a self-administered and self-managed REIT, which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of its assets. SHR is the sole managing member of its operating partnership and holds approximately 99% of its membership units as of March 31, 2007. SHR manages all business aspects of its operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of its operating partnership and its assets.

As of March 31, 2007, SH Funding, through its subsidiaries and other entities, owned or leased the following 20 hotels:

1. Fairmont Chicago	11. Marriott Champs Elysees Paris
2. Fairmont Scottsdale Princess	12. Marriott Hamburg
3. Four Seasons Mexico City	13. Marriott Lincolnshire
4. Four Seasons Punta Mita Resort	14. Marriott London Grosvenor Square
5. Four Seasons Washington, D.C.	15. Ritz-Carlton Half Moon Bay
6. Hyatt Regency La Jolla	16. Ritz-Carlton Laguna Niguel
7. Hyatt Regency New Orleans	17. Westin St. Francis
8. Hyatt Regency Phoenix	18. InterContinental Chicago Hotel (consolidated affiliate)
9. InterContinental Prague	19. InterContinental Miami Hotel (consolidated affiliate)
10. Loews Santa Monica Beach Hotel	20. Hotel del Coronado (unconsolidated joint venture)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (the Commission) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which SHR has a controlling interest.

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46., “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control on the equity method. At March 31, 2007, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At March 31, 2007, SH Funding also owned 85% controlling interests in two affiliates that own the InterContinental Chicago and Miami hotels, which are consolidated in the accompanying financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Restricted Cash and Cash Equivalents:

As of March 31, 2007 and December 31, 2006, restricted cash and cash equivalents include $25,413,000 and $24,239,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2007 and December 31, 2006, restricted cash and cash equivalents also include reserves of $33,138,000 and $49,161,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs directly related to potential hotel acquisitions, joint ventures or other investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet pending determination that a transaction will be consummated or abandoned. If a transaction is consummated, these costs are capitalized as a cost of the hotel acquisition costs or investments in joint ventures. If a potential hotel acquisition, joint venture or other investment opportunity is abandoned, these deferred costs are charged to expense when the transaction opportunity is abandoned. The Company expenses any internal costs related to the pursuit of acquisitions. At March 31, 2007 and December 31, 2006, other assets include $6,717,000 and $6,187,000, respectively, of deferred costs related to a potential transaction.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic (loss) income per share for the three months ended March 31, 2007 and 2006 is computed based on the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

based on the weighted average common shares, restricted stock units and stock options (see note 10) and conversion of minority interests deemed outstanding during the period excluding the impact of conversions if anti-dilutive. Conversion of minority interests that could potentially dilute basic (loss) income per share in the future that were not included in the computation of diluted (loss) income per share because they would have been anti-dilutive, are 976,000 and 1,125,000 for the three months ended March 31, 2007 and 2006, respectively. Restricted stock units and stock options that could potentially dilute future basic (loss) income per share that were not included in the computation of diluted (loss) income per share because they would have been anti-dilutive are 1,174,000 for the three months ended March 31, 2007. The following table sets forth the components of the calculation of (loss) income from continuing operations available to common shareholders for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
(Loss) income from continuing operations	$(2,229)	$5,747
Preferred shareholder dividends	(7,462)	(3,706)

(Loss) income from continuing operations available to common shareholders	$(9,691)	$2,041

Weighted average common shares – basic	75,836	46,763
Restricted stock units	—	176

Weighted average common shares – diluted	75,836	46,939

Accumulated Other Comprehensive Income:

SHR’s accumulated other comprehensive income results from mark to market of certain derivative financial instruments and other adjustments and unrealized gains or losses on foreign currency translation adjustments (CTA).

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative and Other Adjustments	Currency Translation Adjustments	Accumulated Other Comprehensive Income Loss
Balance at January 1, 2007	$(2,860)	$13,164	$10,304
Mark to market of derivative instruments and other adjustments	(3,906)	—	(3,906)
Reclassification to equity in losses of joint ventures	136	—	136
CTA activity	—	(970)	(970)
Adjustment for minority interest ownership in SH Funding	(48)	(12)	(60)

Balance at March 31, 2007	$(6,678)	$12,182	$5,504

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

For the three months ended March 31, 2007 and 2006, income tax expense related to continuing operations is summarized as follows (in thousands):

	2007	2006
Current tax (expense) benefit:
Europe	$(281)	$152
Mexico	(1,249)	(1,513)

	(1,530)	(1,361)

Deferred tax (expense) benefit:
Europe	(188)	(316)
Mexico	(274)	(87)
United States	700	100

	238	(303)

Total income tax expense	$(1,292)	$(1,664)

New Accounting Pronouncements:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for the Company on January 1, 2008. The provisions of this statement are required to be applied prospectively. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment as of March 31, 2007 and December 31, 2006, excluding unconsolidated joint ventures (in thousands):

	2007	2006
Land	$394,688	$394,914
Land held for development	62,791	61,787
Leasehold interest	11,633	11,633
Buildings	1,726,538	1,715,938
Building improvements	25,151	22,392
Site improvements	54,254	56,112
Furniture, fixtures and equipment	317,641	300,865
Improvements in progress	81,352	80,479

Total property and equipment	2,674,048	2,644,120
Less accumulated depreciation	(294,101)	(268,991)

Net property and equipment	$2,379,947	$2,375,129

Consolidated hotel properties	19	19
Consolidated hotel rooms	9,326	9,321

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of March 31, 2007 and December 31, 2006, excluding unconsolidated joint ventures:

	2007	2006
Southern California	19.0	19.1%
Northern California	18.3	18.4
Phoenix/Scottsdale, AZ	14.2	14.3
Chicago, IL	13.4	13.5
Washington, D.C.	5.5	5.5
New Orleans, LA	5.2	5.1
Miami, FL	4.0	4.0

United States	79.6	79.9
Mexico	7.0	6.7
London, England	6.6	6.6
Prague, Czech Republic	6.3	6.3
Paris, France	0.5	0.5

Total	100.0%	100.0%

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During 2006, SHR sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of income (loss) from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Hotel operating revenues	$—	$18,242

Operating costs and expenses	(128)	23,548
Depreciation and amortization	—	1,642

Total operating costs and expenses	(128)	25,190

Operating income (loss)	128	(6,948)
Interest expense	—	(662)
Interest income	4	58
Other expenses, net	—	(1)
Income tax benefit	—	3,900
Gain on sale	—	13
Minority interest income	—	176

Income (loss) from discontinued operations	$132	$(3,464)

5.	INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest in and acted as asset manager for a joint venture that owned the InterContinental Prague and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Prague and ceased accounting for the investment using the equity method of accounting. As of August 3, 2006, SHR eliminated its investment ($14,987,000) in the joint venture. SHR’s equity in losses of the joint venture amounted to $136,000 for the three months ended March 31, 2006.

Investment in the Hotel del Coronado

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company accounts for the Partnerships using the equity method of accounting. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $280,000 and $1,326,000 for the three months ended March 31, 2007 and 2006, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.

At March 31, 2007 and December 31, 2006, SHR’s investment in the Partnerships totaled $64,904,000 and $68,215,000, respectively. SHR’s equity in losses of the Partnerships amounted to $2,733,000 and $1,441,000 for the three months ended March 31, 2007 and 2006, respectively. This amount includes the Company’s 45% interest in the Partnerships after elimination of fees earned under the asset management agreement.

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the three months ended March 31, 2007 and the period from January 9, 2006 through March 31, 2006 (in thousands):

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2007	2006
Revenues	$30,498	$27,202

Expenses:
Operating expenses	20,626	17,995
Depreciation and amortization	3,059	2,885
Interest expense	11,412	9,781
Other expense, net	504	267
Income tax benefit	(275)	—

Total expenses	35,326	30,928

Net loss	$(4,828)	$(3,726)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of March 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Property and equipment, net	$319,434	$313,813
Intangible assets, net	49,308	49,353
Goodwill	23,401	23,401
Condominium hotel development project	49,654	41,430
Cash and cash equivalents	4,791	7,053
Restricted cash and cash equivalents	5,450	5,409
Other assets	21,640	21,344

Total assets	$473,678	$461,803

Mortgage and other debt	$622,000	$616,000
Construction loan	31,837	24,643
Other liabilities	33,517	30,738

Total liabilities	687,354	671,381

Partners’ deficit	(213,676)	(209,578)

Total liabilities and partners’ deficit	$473,678	$461,803

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At March 31, 2007 and December 31, 2006, SHR’s investment amounted to $2,985,000 and $3,134,000, respectively. SHR’s equity in losses of the joint venture amounted to $150,000 and $42,000 for the three months ended March 31, 2007 and 2006, respectively.

6.	INDEBTEDNESS

Bank Credit Facility:

On March 9, 2007, SH Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. This agreement replaced the previous $225,000,000 bank credit facility agreement that was initially entered into on November 5, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. SHR wrote off the unamortized deferred financing costs applicable to the $225,000,000 bank credit facility. This write-off, which amounted to $796,000, is included in loss on early extinguishment of debt for the three months ended March 31, 2007. The new agreement provides for a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$415,000,000 revolving loan and expires March 9, 2011, subject to a one-year extension at the borrower’s option. The agreement allows the borrower to request additional borrowing capacity up to $500,000,000. Under the agreement SHR has a letter of credit sub-facility of $75,000,000, which is secured by the bank credit facility. Under the provisions of the credit agreement, five properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or borrowing capacity under the credit agreement will be reduced. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

Interest is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of March 31, 2007) depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2007. At March 31, 2007 and December 31, 2006, $196,000,000 and $115,000,000, respectively, was outstanding under the bank credit facilities and the weighted-average interest rate for the three months ended March 31, 2007 was 7.01%. The Company had outstanding letters of credit of $12,000,000 at March 31, 2007 (see note 13).

Mortgages and Other Debt Payable:

Mortgages and other debt payable are summarized as follows (in thousands):

	March 31, 2007	December 31, 2006
Mortgage Loans, Commercial Mortgage-Backed Securities (CMBS) and Mezzanine Debt	$1,381,832	$1,434,315
Other debt	8,550	8,550

	$1,390,382	$1,442,865

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgage Loan Secured by Fairmont Chicago Hotel

On March 9, 2007, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan is $123,750,000 and interest accrues at LIBOR plus 0.70% per annum. The loan is secured by, among other things, the Fairmont Chicago hotel (carrying amount of $155,671,000 at March 31, 2007) and matures on April 1, 2012. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 6.02%.

Mortgage Loan Secured by Loews Santa Monica Beach Hotel

On March 9, 2007, the Company entered into a mortgage loan with JPMorgan Chase Bank, N.A. The principal amount of the loan is $118,250,000 and interest accrues at LIBOR plus 0.63% per annum. The loan is secured by, among other things, the Loews Santa Monica Beach hotel (carrying amount of $92,036,000 at March 31, 2007). The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 5.95%.

Mortgage Loan Secured by Ritz-Carlton Half Moon Bay Hotel

On March 9, 2007, the Company entered into a mortgage loan with Column Financial, Inc. The principal amount of the loan is $76,500,000 and interest accrues at LIBOR plus 0.67% per annum. The loan is secured by, among other things, the Ritz-Carlton Half Moon Bay hotel (carrying amount of $116,100,000 at March 31, 2007). The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 5.99%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility Agreement and Mortgage Loan Secured by InterContinental Prague Hotel

On February 20, 2007, the Company entered into a facility agreement with Aareal Bank. The facility agreement provides the Company with a €104,000,000 revolving loan. On March 7, 2007, the Company completed a draw on the facility of €104,000,000 ($138,916,000 and $136,291,000 based on the foreign exchange rates at March 31, 2007 and March 7, 2007, respectively) and used the proceeds to retire the existing mortgage loan (principal balance of €66,036,000 or $86,539,000 at March 7, 2007) and to repay £20,000,000 ($39,328,000 based on the foreign exchange rate at March 27, 2007) of the £77,250,000 loan secured by the Marriott London Grosvenor Square hotel. The loan is secured by, among other things, the InterContinental Prague hotel (carrying amount of $191,936,000 at March 31, 2007). At the Company’s option, the revolving loan will mature March 4, 2008 or be converted to a term loan that would mature March 7, 2012. Interest is payable quarterly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period. At maturity, the principal and any unpaid interest are due. The interest rate at March 31, 2007 was 5.11%.

In connection with the purchase of the InterContinental Prague hotel, SHR assumed a €68,319,000 ($85,891,000 based on the exchange rate as of August 3, 2006) loan with Aareal Bank. The loan bore interest at EURIBOR plus 1.5%. Interest and principal were payable quarterly. This loan was retired on March 7, 2007 with proceeds from the Aareal Bank facility agreement described above.

Mortgage and Mezzanine Loans Secured by Fairmont Scottsdale Princess Hotel

On September 1, 2006, the Company entered into loan agreements with Citigroup Global Markets Realty Corp. Aggregate proceeds from these financings amounted to $270,000,000, consisting of mortgage loans totaling $180,000,000 and mezzanine loans totaling $90,000,000. On March 9, 2007 the $90,000,000 mezzanine loan was repaid with borrowings on the bank credit facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs applicable to the debt. These costs amounted to $185,000 and are included in loss on early extinguishment of debt for the three months ended March 31, 2007. The loan is secured by a mortgage on the Fairmont Scottsdale Princess hotel (carrying amount of $354,313,000 at March 31, 2007) and matures on September 9, 2008, subject to three one-year extensions at the Company’s option. Interest on the mortgage loan is payable monthly at LIBOR plus 0.56%. Interest on the mezzanine loan was payable monthly at LIBOR plus 0.70%. Principal and any unpaid interest are payable at maturity. The interest rate at March 31, 2007 was 5.88%.

Facility Agreement Secured by Marriott London Grosvenor Square Hotel

On August 31, 2006, the Company entered into a facility agreement with Barclays Bank PLC, as lender and Barclays Capital Mortgage Servicing Limited, as security agent. The facility agreement provides the Company with a £77,250,000 revolving loan maturing on August 30, 2007 with the option to convert to a term loan maturing on October 15, 2013. On March 27, 2007, remaining proceeds from the draw on the Aareal Bank facility were used to repay £20,000,000 ($39,328,000 based on the foreign exchange rate at March 27, 2007) of the £77,250,000 loan. As of March 31, 2007 and December 31, 2006, the loan balances were £57,250,000 and £77,250,000, respectively ($112,662,000 and $151,256,000 based on the foreign exchange rates at March 31, 2007 and December 31, 2006, respectively). Interest is payable quarterly at GBP LIBOR plus 1.10%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 6.64%. The loan is secured by among other things, the Marriott London Grosvenor Square hotel (carrying amount of $204,405,000 at March 31, 2007).

Mortgage Loan Secured by Westin St. Francis Hotel

On July 6, 2006, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan was $220,000,000 which accrues interest at LIBOR plus 0.70%. The loan is secured by, among other things, the Westin St. Francis hotel (carrying amount of $432,464,000 at March 31, 2007). Proceeds from the loan were used to partially fund the acquisition of the Ritz-Carlton Laguna Niguel. The loan matures on August 1, 2008, subject to three one-year extensions at the Company’s option. Interest is payable monthly, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 6.02%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Floating Rate CMBS Financing

On November 9, 2005, subsidiaries of SHR completed a $350,000,000 Floating Rate CMBS financing with German American Capital Corporation (GACC). Initial funding of $220,000,000 was received on November 9, 2005, a secondary draw of $90,000,000 was received on June 28, 2006 and a final draw of $38,290,000 was received on August 25, 2006. On July 14, 2006 and September 7, 2006, $13,290,000 and $42,505,000, respectively, of the Floating Rate loan was repaid as a result of proceeds received from the sales of the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport Hotel, respectively. On March 9, 2007, proceeds from three mortgage financings described above were used to retire the $292,495,000 outstanding balance on the Floating Rate loan. Interest was payable monthly at LIBOR plus 0.85%. In connection with the repayment, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties applicable to the debt. These costs amounted to $3,038,000 and are included in loss on early extinguishment of debt for the three months ended March 31, 2007.

CMBS, Mezzanine and Mortgage Loans Secured by InterContinental Chicago and Miami Hotels

On October 6, 2006, the joint ventures (the Ventures) that own the InterContinental Chicago and Miami hotels completed two new mortgage loan financings, the InterContinental Chicago and InterContinental Miami loans, with Citigroup Global Markets Realty Corp. Proceeds from the financings were used to retire the loans entered into on April 1, 2005. The principal amount of the InterContinental Chicago loan is $121,000,000 (as amended on October 20, 2006). Interest is payable monthly at LIBOR plus 0.31%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 5.63%. The loan is secured by the InterContinental Chicago hotel (carrying amount of $164,172,000 at March 31, 2007). The principal amount of the InterContinental Miami loan is $90,000,000. Interest is payable monthly at LIBOR plus 0.73%, until maturity, at which time the principal and any unpaid interest are payable. The interest rate at March 31, 2007 was 6.05%. The loan is secured by the InterContinental Miami hotel (carrying amount of $116,378,000 at March 31, 2007). The loans mature on October 9, 2008, subject to three one-year extensions at the Ventures’ option.

On April 1, 2005, the Ventures completed three mortgage loan financings with GACC, which were used to acquire the two properties. Aggregate proceeds from these financings amounted to $202,000,000, consisting of CMBS totaling $149,000,000 and mezzanine loans totaling $53,000,000. Interest on these loans was payable monthly at the 30-day LIBOR plus a blended interest rate of 1.75%, until maturity, at which time the principal and any unpaid interest were payable.

Fixed Rate CMBS Financing

On June 29, 2004, certain subsidiaries of the Company (the Subsidiaries) completed a fixed rate mortgage loan financing with GACC. Aggregate proceeds from this financing amounted to $208,500,000. The fixed rate loan is secured by mortgages on three hotels (carrying amount of $282,524,000 at March 31, 2007) owned by the Subsidiaries. The loan matures July 1, 2011 and bears interest at a fixed blended interest rate of 5.43%. Interest and principal are payable monthly on a thirty-year amortization schedule. The unamortized principal balance at March 31, 2007 and December 31, 2006 was $200,753,000 and $201,777,000, respectively.

Other Debt

In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel, SHR assumed a loan payable to an affiliate of the hotel manager. Interest accrues at LIBOR plus 3.5%. Interest is payable monthly and principal payments are based on available FF&E reserves with all unpaid principal and interest due December 31, 2015. As of March 31, 2007, the outstanding loan balance was $8,550,000, and the interest rate was 8.75%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the aggregate maturities (including extension options) for all mortgages and other debt payable as of March 31, 2007 (in thousands):

Years ended December 31,	Amounts
2007 (remainder)	$2,043
2008	3,208
2009	3,421
2010	7,668
2011	803,938
Thereafter	570,104

Total	$1,390,382

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $2,701,000 and $1,676,000 for the three months ended March 31, 2007 and 2006, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $666,000 and $408,000 for the three months ended March 31, 2007 and 2006, respectively.

7.	MINORITY INTERESTS

SHR’s minority interests pertain to its operating partnership (SH Funding) and its other consolidated affiliates. The other consolidated affiliates include (a) two joint ventures that own the InterContinental Chicago and Miami hotels and (b) SHR Prague Praha B.V. (Prague B.V.) and its Czech subsidiaries that own and operate the InterContinental Prague hotel.

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

SHR reflects minority interests related to the InterContinental Chicago and Miami hotels on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Minority interest expense attributable to net earnings from these properties amounted to $(422,000) and $(196,000) for the three months ended March 31, 2007 and 2006, respectively, which is reflected as minority interest expense in consolidated affiliates in the statements of operations. Included in distributions payable in the accompanying March 31, 2007 and December 31, 2006 balance sheets is $451,000 and $545,000, respectively, payable to minority interests related to the InterContinental Chicago and Miami hotels.

The minority interest applicable to consolidation of Prague B.V. pertains to a 3.7% interest in one of the Prague B.V.’s Czech subsidiaries. There was no earnings or loss attributable to this minority interest for three months ended March 31, 2007.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2006 (excluding 975,855 units of SH Funding outstanding at March 31, 2007 and December 31, 2006, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at December 31, 2006	75,407
Restricted stock units redeemed for common shares	28

Outstanding at March 31, 2007	75,435

Distributions to Shareholders and Unitholders:

Distributions are declared quarterly to holders of common shares and operating partnership unitholders. For the three months ended March 31, 2007 and 2006, the per share and per unit distributions were $0.24 and $0.23, respectively.

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date, SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, equity in losses of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value. Relating to these instruments, the following amounts were recorded for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Other (expenses) income, net	$(5)	$(39)
Equity in losses of joint ventures	(151)	25

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The market values of the Company’s interest rate caps and swaps as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Interest rate caps	(11)	$(36)
Interest rate swaps	(6,008)	(2,467)

Interest Rate Caps:

On March 9, 2007, SHR purchased two interest rate caps with a LIBOR strike price of 6.50%. These caps expire on March 15, 2009. The interest rate caps have notional amounts of $76,500,000 and $118,250,000 that cover the loans secured by the Ritz-Carlton Half Moon Bay and Loews Santa Monica Beach hotels, respectively.

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

On August 3, 2006, SHR assumed an interest rate cap with a LIBOR strike price of 5.00%. This cap expires on July 15, 2007. The interest rate cap has a notional amount covering €68,319,000 of mortgage debt related to the InterContinental Prague hotel.

On November 9, 2005, SHR purchased an interest rate cap with a LIBOR strike price of 8.50%. This cap expires on November 15, 2007. The interest rate cap has a notional amount covering $350,000,000 of the Company’s floating rate loans.

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

Unlike the Company’s swaps described below, the caps as of March 31, 2007 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Interest Rate Swaps:

On March 15, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.81% and mature on December 2009. On March 16, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.84% and mature on July 2012.

At March 31, 2007, the aggregate notional amount of SHR’s interest rate swaps was $1.1 billion. These swaps have fixed pay rates against LIBOR ranging from 3.62% to 5.50% and maturity dates ranging from June 2007 to August 2013. The Company’s swaps as of March 31, 2007 have been designated as cash flow hedges.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

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

The Company recorded compensation expense of $912,000 and $832,000 related to share-based employee compensation for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $11,361,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment.” The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

On September 7, 2006, SHR granted the first Options under the Plan to its Chief Executive Officer to purchase 669,797 shares of common stock at a $20.40 per share exercise price. On March 6, 2007, SHR granted Options to its Chief Financial Officer to purchase 66,424 shares of common stock at a $20.24 per share exercise price.

On September 7, 2006 SHR granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock (Target Shares) at target performance (Performance Shares). On March 6, 2007 SHR granted performance-based RSUs to its Chief Financial Officer providing a right to earn 11,068 Performance Shares.

11.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. Prior to July 1, 2006, the Company matched 50% of the first 6% of compensation that an employee elected to defer. The Company’s matching contribution vested at 33.33% per year of service. Effective July 1, 2006, the Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions vest at 33.33% per year of service. Contributions by the Company were $217,000 and $70,000 for the three months ended March 31, 2007 and 2006, respectively.

12.	RELATED PARTY TRANSACTIONS

Laurence Geller, SHR’s Chief Executive Officer, has an ownership interest in SHC LLC, with which SHR had an asset management agreement described below.

Under the Company’s asset management agreement with SHC LLC, the Company has managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. On November 15, 2006, SHC LLC voluntarily terminated the agreement. Under terms of the agreement, SHC LLC paid a one time termination fee to the Company of $250,000. For the three months ended March 31, 2006, SHR recognized approximately $716,000 of income related to its asset management agreement with SHC LLC, which is included in other (expenses) income, net.

The Company has a lease agreement with SHC LLC. The Company subleases office space from SHC LLC for approximately $341,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 31, 2007.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the three months ended March 31, 2006, Goldman, Sachs & Co., an affiliate of former shareholders of SHR, received $1,996,000 in discounts and commissions related to the Company’s January 30, 2006 public offering of common stock.

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

Letters of Credit:

As of March 31, 2007, SHR had provided $12,000,000 in letters of credit. Letters of credit for $11,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. Our interest will cost approximately $82,400,000. Under the agreement, subject to the progress of the construction, the letters of credit commitment will increase to $23,000,000 during the next two years. The letters of credit commitment will decrease upon the first of two scheduled closings under the construction timeline in 2008. The project is expected to close in late 2009. A letter of credit for $1,000,000 was provided related to a construction project at one of SHR’s properties.

Guarantee:

On January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.82% at March 31, 2007). At March 31, 2007, there was $31,837,000 outstanding on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC. Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations in the construction loan documents.

Construction Contracts:

The company has executed contracts related to construction activities. At March 31, 2007, the Company’s obligations under these contracts amounted to $10,388,000. The contacts are expected to be completed in 2007.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of March 31, 2007, SHR’s foreign operations consisted of two Mexican hotel properties, the La Solana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, two European properties and leasehold interests in each of a French and a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
United States	$193,290	$98,860
International	44,738	23,920

Total	$238,028	$122,780

	March 31, 2007	December 31, 2006
Long-lived Assets:
United States	$2,258,491	$2,261,706
International	588,646	580,732

Total	$2,847,137	$2,842,438

15.	HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

The Company has comprehensive insurance coverage (both property damage and business interruption) for this loss providing for an aggregate of $350,000,000, subject to a deductible of approximately $11,000,000. The Company’s damage assessment teams, working with the insurance provider adjusters, have inspected the property and are implementing a restoration plan. The recovery effort is expected to include replacing portions of the building, landscaping and furniture. The net book value of the property damage is currently estimated to be at least $32,685,000; however, while the Company has substantially completed its evaluation of the impact of the hurricane on the hotel and is in the process of planning reconstruction activities, the actual net book value write-off could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. A $3,000,000 increase in the property damage was recorded during the first quarter of 2006. As of March 31, 2007, the Company has recorded a net fixed asset write-off and a corresponding insurance recoveries receivable for this $32,685,000 net book value amount because the Company believes that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets.

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

The Company has hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent the Company is entitled to recover incurred expenses under the insurance policies, the Company recognizes a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that the Company experiences lost income from the affected property, resulting in fluctuations in the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company’s net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through March 31, 2007, the Company had received $86,426,000 relating to property damage and business interruption insurance proceeds. The Company has recorded a receivable of $49,883,000, comprised of $32,685,000 of assets destroyed and the probable recovery of $17,198,000 of expenses incurred. The difference between the insurance proceeds received and the above-mentioned receivable represents advance claim payments from the insurance company and is recorded as a deferred credit of $36,543,000 at March 31, 2007 in the accompanying consolidated balance sheet. The cost recoveries are recorded on the expense line item to which they relate, and therefore there is no net impact to any expense line item or the Company’s results. Since the property has ceased significant operations, the Company discontinued depreciating property and equipment starting in September 2005. In addition, the Company has capitalized interest expense amounting to $1,244,000 and $1,268,000 for the three months ended March 31, 2007 and 2006, respectively, and will continue to capitalize interest on the property’s debt as long as the property is undergoing active reconstruction activities to return to normal operations.

The following is a summary of hurricane-related activity recorded (in thousands):

Fixed assets net book value write down	$32,685
Recovery of costs incurred	17,198
Insurance proceeds received as of March 31, 2007	(86,426)

Insurance proceeds received in excess of insurance recoveries receivable as of March 31, 2007	$(36,543)

16.	TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, the Company was required to pay MHS an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee will not be required if the Company has entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008. Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid MHS the initial termination fee of $5,000,000. The Company also agreed to reimburse MHS for certain severance and relocation costs for MHS employees at the resort. For the three months ended March 31, 2007 and 2006, the Company recorded a charge of $69,000 and $10,384,000, respectively, for the present value of the termination fees and estimated severance and relocation costs, which is included in discontinued operations. The amount payable at March 31, 2007 and December 31, 2006, was $4,655,000 and $4,694,000, respectively, and is recorded in accounts payable and accrued expenses.

17.	SUBSEQUENT EVENTS

On April 4, 2007, the Company completed a private placement of $150,000,000 aggregate principal amount of 3.50% exchangeable senior notes due 2012. On April 25, 2007, the initial purchasers closed on their option to purchase an additional $30,000,000 of the notes. The notes were issued at 99.5% of par value. The notes pay interest semi-annually and will mature on April 1, 2012 unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The notes are convertible only in the following circumstances:

(1) during any calendar quarter beginning after June 30, 2007 if the closing price of the Company’s common stock for at least 20 trading days in 30 consecutive trading days of the previous quarter is more than 130% of the applicable conversion price per share,

(2) if the average trading price per $1,000 principal amount of the notes is less than 95% of the product of the closing price of SHR’s common stock multiplied by the exchange rate during a period as defined in the indenture,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(3) if the Company calls the notes for redemption,

(4) if the Company makes specified distributions to holders of common stock or specified corporate transactions occur, or

(5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange.

The notes may be converted based on an initial conversion rate of 36.1063 shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.70 per share. Upon conversion, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note, or (ii) the conversion value, as defined. If the conversion value exceeds $1,000, the Company will also deliver, at its option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the notes are converted in connection with events specified in the indenture, the Company may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in connection with specified events, the holders may require the Company to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any.

In connection with the issuance of the notes, the Company purchased call options in private transactions to cover approximately 0.9 million shares of the Company’s common stock at a strike price of $32.31 per share (subject to adjustment in certain circumstances) for $9,900,000. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the notes upon conversion. These call options will terminate April 1, 2012, subject to earlier exercise.

Contemporaneously with the closing of the sale of the notes, a portion of the net proceeds were used to repurchase approximately $25,000,000 or 1.1 million shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the bank credit facility.

On April 18, 2007, SHR amended the bank credit agreement to increase the borrowing capacity from $415,000,000 to $500,000,000.

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

Overview

Strategic Hotels & Resorts, Inc., which we refer to herein as SHR or the Company was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. On June 29, 2004, we completed our initial public offering, or IPO, of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C., or SH Funding, which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 99% of its membership units as of March 31, 2007. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SH Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2007 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2006, we acquired the following properties:

Property	Acquisition Date	Amount Paid	Debt Assumed
		(in millions)	(in millions)
Hotel del Coronado (1)	January 9, 2006	$71.4	—

Four Seasons Washington, D.C.	March 1, 2006	$170.0	—

Westin St. Francis	June 1, 2006	$439.3	—

Ritz-Carlton Laguna Niguel	July 7, 2006	$327.7	$8.6

InterContinental Prague (2)	August 3, 2006	$75.8	$85.9

Marriott London Grosvenor Square	August 31, 2006	$207.6	—

Fairmont Scottsdale Princess (3)	September 1, 2006	$350.7	—

(1)	We acquired 45% ownership interests in the joint ventures that own Hotel del Coronado and an adjacent land parcel under development for our pro rata share of an agreed upon market value of $745.0 million. We account for these investments using the equity method.
(2)	We purchased our partner’s 65% interest in the entity that owns the InterContinental Prague.
(3)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.

We sold the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport properties in 2006. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three months ended March 31, 2007 and 2006.

We define our Total Portfolio as properties that are wholly or partially owned or leased by us. We present certain information about our hotel operating results and statistics on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being presented.

Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2007 and 2006 do not include the Hyatt Regency New Orleans, which was taken out of service in September 2005, the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, and the Fairmont Scottsdale Princess. In addition, we do not include the Hotel del Coronado, which we account for under the equity method, and all sold properties that are included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2007 and 2006 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2007	2006	2007	2006
Revenues:
Rooms	53.2%	54.5%	54.6%	54.6%
Food and beverage	33.9%	33.0%	32.1%	32.9%
Other hotel operating revenues	11.0%	9.4%	9.9%	9.3%

	98.1%	96.9%	96.6%	96.8%
Lease revenue	1.9%	3.1%	3.4%	3.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as internet access, telephone, parking, golf course, spa, space rentals, retail and other guest services and is also driven by occupancy.

•

Lease revenue. We earn lease revenue from the Hamburg Marriott and the Paris Marriott Champs Elysées (Paris Marriott). In accordance with our lease agreements, we earn an annual base rent plus additional rent contingent on these hotels meeting performance thresholds.

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

Overall, our Total Portfolio RevPAR, excluding leased properties and unconsolidated joint ventures, increased to $184.08 during the three months ended March 31, 2007 from $159.49 during the three months ended March 31, 2006. With respect to Same Store Assets, RevPAR, excluding leased properties, increased to $170.30 for the three months ended March 31, 2007 from $156.06 for the three months ended March 31, 2006.

Hotel Operating Costs and Expenses. Our hotel operating costs and expenses for the three months ended March 31, 2007 and 2006 consist of the costs to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2007	2006	2007	2006
Hotel Operating Costs and Expenses:
Rooms	18.2%	18.3%	18.4%	18.3%
Food and beverage	32.0%	32.3%	30.9%	32.4%
Other departmental expenses	35.1%	36.6%	35.9%	36.7%
Management fees	5.0%	4.2%	4.7%	4.2%
Other hotel expenses	9.7%	8.6%	10.1%	8.4%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•

Food and beverage expense. Like food and beverage revenue, occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the realized portion of the deferred gain of $1.1 million for the three months ended March 31, 2007 and 2006.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, share-based employee compensation plan expense, professional fees, travel expenses and office rent.

Recent Trends and Events

Recent Trends. The luxury hotels and resorts market continued to have strong leisure and business transient and group business demand. Slow growth in new supply is helping sustain favorable pricing conditions at our properties.

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

Certain deductibles and limitations will apply to insurance proceeds. No determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period all contingencies related to the insurance claim have been resolved.

We have hired consultants to assess business interruption claims who are currently negotiating with the insurance carrier regarding coverage for these income losses sustained. To the extent we are entitled to recover incurred expenses under the insurance policies, we recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such insurance recovery will then be reflected as a component of operating income. Any gain or profit component resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criterion will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected property, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Through March 31, 2007, we have received proceeds of $86.4 million (including $58.2 in 2006 and $10.0 in 2005) relating to property damage and business interruption. We have recorded a receivable of $49.9, comprised of $32.7 million of assets destroyed and the probable recovery of $17.2 million of expenses incurred. The difference between the insurance proceeds received and the above-mentioned receivable represents advance claim payments from the insurance company and is recorded as a deferred credit of $36.5 million.

Financings. During the three months ended March 31, 2007, we entered into the following mortgage loan and facility agreements:

Property	Date	Principal (in millions)	Interest
InterContinental Prague (1)	March 7, 2007	€104.0 ($136.3)	EURIBOR + 1.25%

Fairmont Chicago	March 9, 2007	$123.8	LIBOR + 0.70%

Loews Santa Monica Beach Hotel	March 9, 2007	$118.3	LIBOR + 0.63%

Ritz-Carlton Half Moon Bay	March 9, 2007	$76.5	LIBOR + 0.67%

(1)	In this table, the principal amount of the facility agreement in U.S. dollars is based on the foreign exchange rate on March 7, 2007. The principal amount of the facility in U.S. dollars based on the foreign exchange rate on March 31, 2007 is $138.9 million.

In addition to the mortgage loan agreements described above, we also completed the following financing transactions during the three months ended March 31, 2007:

•

On March 9, 2007, we entered into a new $415.0 million bank credit agreement that replaced the previous $225.0 million bank credit facility agreement. Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum depending on a leverage test. Subsequent to March 31, 2007, we increased our borrowing capacity on the bank credit facility to $500.0 million.

•	We used the proceeds from the above-mention mortgage loans to repay the $292.5 million balance of the Floating Rate CMBS Financing.

•

We used the proceeds from the €104.0 million InterContinental Prague facility to repay the €66.0 million mortgage debt secured by the InterContinental Prague hotel and to repay £20.0 million of the £77.3 million mortgage debt secured by the Marriott Grosvenor Square hotel.

•	We repaid the $90.0 mezzanine loan secured by interests in the Fairmont Scottsdale Princess hotel, which matured on March 9, 2007.

•	We purchased interest rate caps with notional amounts of $194.8 million covering the Loews Santa Monica and Ritz-Carlton Half Moon Bay mortgage loan balances.

•	We executed interest rate swap agreements with a total notional amount of $200.0 million.

Other Events. On April 4, 2007, we completed a private placement of $150.0 million aggregate principal amount of 3.50% exchangeable senior notes due 2012. On April 25, 2007, the initial purchasers exercised their option to purchase an additional $30.0 million of the notes. The notes were issued at 99.5% of par value. The notes pay interest semi-annually and will mature on April 1, 2012 unless previously redeemed by us, repurchased by us or converted in accordance with their terms prior to such date.

The notes may be converted based on an initial conversion rate of 36.1063 shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $27.70 per share. Upon conversion, a holder will receive an amount in cash equal to the lesser of (i) the principal amount of the note, or (ii) the conversion value, as defined. If the conversion value exceeds $1,000 per note, we will also deliver, at our option, cash or common stock or a combination of cash and common stock for the conversion value in excess of $1,000. If the notes are converted in connection with events specified in the indenture, we may be required to provide a make-whole premium in the form of an increase in the conversion rate, subject to a stated maximum amount. In addition, in connection with specified events, the holders may require us to purchase all or a portion of their notes at a purchase price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest, if any.

In connection with the issuance of the notes, we purchased call options in private transactions to cover approximately 0.9 million shares of the Company’s common stock at a strike price of $32.31 per share (subject to adjustment in certain circumstances) for $9.9 million. The call options generally allow us to receive shares of the our common stock from counterparties equal to the number of shares of common stock to be issued to holders of the notes upon conversion. The number of shares that we will receive from the counterparties will be capped based on the terms of the agreements. These call options will terminate April 1, 2012, subject to earlier exercise.

Contemporaneously with the closing of the sale of the notes, a portion of the net proceeds were used to repurchase approximately $25.0 million or 1.1 million shares of our common stock. The remaining net proceeds were used to repay amounts outstanding under the bank credit facility.

Operating Results

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

The following table presents the operating results for the three months ended March 31, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 26. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

		Total Portfolio				Same Store Assets
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
Revenues:
Rooms	$126,637	$66,918	$59,719	89.2%	$70,287	$64,458	$5,829	9.0%
Food and beverage	80,813	40,458	40,355	99.7%	41,384	38,909	2,475	6.4%
Other hotel operating revenue	26,166	11,603	14,563	125.5%	12,686	10,998	1,688	15.3%

	233,616	118,979	114,637	96.4%	124,357	114,365	9,992	8.7%
Lease revenue	4,412	3,801	611	16.1%	4,412	3,801	611	16.1%

Total revenues	238,028	122,780	115,248	93.9%	128,769	118,166	10,603	9.0%

Operating Costs and Expenses:
Hotel operating expenses	173,039	87,073	85,966	98.7%	90,874	83,401	7,473	9.0%
Lease expense	3,780	3,224	556	17.2%	3,780	3,224	556	17.2%
Depreciation and amortization	25,549	12,871	12,678	98.5%	12,411	12,459	(48)	0.4%
Corporate expenses	7,117	5,673	1,444	25.5%	—	—	—	—

Total operating costs and expenses	209,485	108,841	100,644	92.5%	107,065	99,084	7,981	8.1%

Operating income	28,543	13,939	14,604	104.8%	$21,704	$19,082	$2,622	13.7%

Interest expense, net	(20,070)	(6,034)	(14,036)	232.6%

Loss on early extinguishment of debt	(4,319)	—	(4,319)	100.0%

Equity in losses of joint ventures	(2,883)	(1,619)	(1,264)	78.1%

Other (expenses) income, net	(1,812)	1,614	(3,426)	212.3%

(Loss) income before income taxes, minority interests and discontinued operations	(541)	7,900	(8,441)	106.8%
Income tax expense	(1,292)	(1,664)	372	22.4%
Minority interests	(396)	(489)	93	19.0%

(Loss) income from continuing operations	(2,229)	5,747	(7,976)	138.8%
Income (loss) from discontinued operations, net of tax and minority interests	132	(3,464)	3,596	103.8%

Net (loss) income	$(2,097)	$2,283	$(4,380)	191.9%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Asset operating income					$21,704	$19,082	$2,622	13.7%
Corporate expenses					(7,117)	(5,673)	(1,444)	25.5%
Corporate depreciation and amortization					(101)	(39)	(62)	159.0%
Non-Same Store Asset operating income					14,057	569	13,488	2,370.5%

Operating Income					$28,543	$13,939	$14,604	104.8%

Operating Data (1):
Number of hotels	19	14			12	12
Number of rooms	9,326	6,480			5,084	5,085

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in income (loss) from discontinued operations for the three months ended March 31, 2007 and 2006. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2006 that are included in income (loss) from discontinued operations.

Operating Income. Operating income for the Total Portfolio increased $14.6 million, or 104.8%. This increase in operating income is primarily due to the following events:

(a)	a $2.6 million increase attributable to the Same Store Assets as described below;

(b)	a $8.4 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(c)	a $2.0 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(d)	a $2.0 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006;

(e)	a $0.8 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006; and

(f)	a $0.8 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the InterContinental Prague; partially offset by

(g)	a $1.4 million decrease attributable to an increase in corporate expenses as described below; and

(h)	a $0.6 million decrease attributable to the Four Seasons Washington D.C., which we purchased March 1, 2006, which was driven by additional depreciation recorded for holding the property for two additional months in the current quarter.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the three months ended March 31, 2007 and 2006 as described in the analysis below.

Rooms. For the Total Portfolio, rooms revenue increased 89.2%. A significant factor related to the overall portfolio rooms revenue increase is the acquisition of properties. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the three months ended March 31, 2007 increased by 15.4% from the three months ended March 31, 2006. The components of RevPAR for our Total Portfolio, excluding leased properties, for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended March 31,
	2007	2006
Occupancy	73.43%	72.00%
Average daily rate	$250.67	$221.51
RevPAR	$184.08	$159.49

For the Same Store Assets, rooms revenue increased 9.0%. RevPAR from our Same Store Assets, excluding leased properties, for the three months ended March 31, 2007 increased by 9.1% from the three months ended March 31, 2006. The components of RevPAR from our Same Store Assets, excluding leased properties, for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three Months Ended March 31,
	2007	2006
Occupancy	74.55%	71.92%
Average daily rate	$228.43	$216.98
RevPAR	$170.30	$156.06

The 9.1% increase in RevPAR for the Same Store Assets, excluding leased properties, resulted from a 2.6 percentage-point increase in occupancy and a 5.3% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the Hyatt Regency Phoenix (12.8%), the Four Seasons Mexico City (12.3%), the InterContinental Miami (12.2%) and the Four Seasons Punta Mita (11.9%).

The Hyatt Regency Phoenix benefited from strong group demand during the quarter. Occupancy increased 5.0% and ADR increased 7.5% resulting in a higher RevPAR for the quarter. The Four Seasons Mexico City had strong corporate transient demand, which resulted in occupancy increases of 5.1% and ADR increases of 6.9%. There was a 13.8% ADR increase at the InterContinental Miami mainly due to the city of Miami hosting the Super Bowl in February. The Four Seasons Punta Mita had strong demand in both transient and group segments, which led to higher ADR and RevPAR results for the quarter.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased 99.7%, which was primarily due to the acquisition of hotels. For the Same Store Assets, food and beverage revenue increased $2.5 million, or 6.4%. The Same Store increase is primarily driven by the increases in food and beverage revenue of $0.6 million at the InterContinental Chicago, $0.6 million at the Fairmont Chicago and $0.5 million at the Four Seasons Punta Mita.

The group occupied rooms increased 18.7% at the InterContinental Chicago and 10.8% at the Fairmont Chicago during the first quarter of 2007, which resulted in an increase in food and beverage banquet revenue at both of the hotels. The food and beverage revenue increase at the Four Seasons Punta Mita was the result of a new restaurant opening in late 2006.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $14.6 million, or 125.5%. For the Same Store Assets, other hotel operating revenue increased $1.7 million, or 15.3%. The Total Portfolio increase in other hotel operating revenue was mainly due to the acquisition of hotels. The significant other operating revenues generated by these newly acquired properties during the three months ended March 31, 2007 include spa and health club revenue of approximately $4.0 million, parking revenue of approximately $1.7 million, space rental revenue of approximately $1.2 million, telephone services revenue of $1.1 million, retail revenue of approximately $1.0 million, recreational services revenue of approximately $1.0 million and cancellation/attrition revenue of approximately $0.9 million. For the Same Store Assets, the increase in other hotel operating revenue was driven by activity at the Four Seasons Punta Mita, which had an increase of over $1.0 million. The increase at the Four Seasons Punta Mita was driven by retail revenue generated from four new boutiques that opened late in 2006 and commissions related to a villa rental program that was implemented during 2006.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 16.1%. Lease revenue for the three months ended March 31, 2007 and 2006 includes lease revenue from the Paris Marriott and Hamburg Marriott. The increase in lease revenue can be attributed primarily to the performance at the Paris Marriott. There was significant demand in the Paris market, which led to higher occupancy rates and ADR. The hotel’s RevPAR increased by 30.3% when compared to the first quarter of 2006. The strong performance at the Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreement, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands).

		Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Hotel operating expenses:
Rooms	$31,567	$15,939	$15,628	98.0%	$16,761	$15,273	$1,488	9.7%
Food and beverage	55,281	28,111	27,170	96.7%	28,078	26,990	1,088	4.0%
Other departmental expenses	60,746	31,915	28,831	90.3%	32,582	30,629	1,953	6.4%
Management fees	8,722	3,622	5,100	140.8%	4,240	3,492	748	21.4%
Other hotel expenses	16,723	7,486	9,237	123.4%	9,213	7,017	2,196	31.3%

Total hotel operating expenses	$173,039	$87,073	$85,966	98.7%	$90,874	$83,401	$7,473	9.0%

For the Total Portfolio, hotel operating expenses increased 98.7%. For the Same Store Assets, hotel operating expenses increased $7.5 million, or 9.0%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($1.0 million), base and incentive management fees ($0.7), insurance ($0.7 million), sales and marketing ($0.4 million), travel agent commissions ($0.3 million), cost of food ($0.3 million), credit card commissions ($0.3 million), expenses related to the Four Seasons Punta Mita villa rental program ($0.4 million), retail expenses ($0.2 million) and electricity ($0.3 million).

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $12.7 million, or 98.5%, for the three months ended March 31, 2007 as compared to the same period in 2006 due to the acquisitions of hotels.

Corporate Expenses. Corporate expenses increased by $1.4 million, or 25.5% for the three months ended March 31, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, share-based employee compensation expense, professional fees, travel expenses and office rent. The overall increase in corporate expenses is in accordance with the growth of our hotel portfolio in 2006 and is primarily attributable to:

•	a $0.5 million increase in legal and consulting fees,

•	a $0.4 million increase related to audit and accounting, tax, and Sarbanes-Oxley fees, and

•	a $0.2 million increase in payroll and related expenses.

Interest Expense, Net. The $14.0 million, or 232.6%, increase in interest expense, net for the three months ended March 31, 2007 as compared to the three months ended 2006 was primarily due to:

•	a $14.2 million increase attributable to higher average borrowings primarily related to mortgage debt applicable to hotel acquisitions;

•	a $0.4 million increase due to higher average rates;

•	a $0.3 million increase in amortization of deferred financing costs; and

•	a $0.2 million decrease in interest income; offset by

•	a $1.0 million increase in capitalized interest.

The components of interest expense, net for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Mortgage debt	$(20,326)	$(8,154)
Bank credit facility	(2,706)	(328)
Amortization of deferred financing costs	(666)	(382)
Interest income	927	1,154
Capitalized interest	2,701	1,676

Total interest expense, net	$(20,070)	$(6,034)

The weighted average debt outstanding for the three months ended March 31, 2007 and 2006 amounted to $1.6 billion and $610.9 million, respectively, and the weighted average interest rates were 5.81% and 5.55%. At March 31, 2007, including the effect of interest rate swaps, 19.8% of our total debt had variable interest rates and 80.2% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss on early extinguishment of debt of $4.3 million for the three months ended March 31, 2007. Approximately $3.0 million of the balance includes the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of the Floating Rate CMBS Financing. Another $0.8 million relates to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of the bank credit facility. The remaining balance consists of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Losses of Joint Ventures. On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel and began consolidating the property. Prior to August 3, 2006, we accounted for our investment in this joint venture under the equity method of accounting, and during the three months ended March 31, 2006, we recorded $0.1 million of equity in losses of joint ventures related to the InterContinental Prague. The following table presents certain components included in the calculation of equity in losses resulting from our 35% share of the operations of the InterContinental Prague (in thousands):

Three Months ended March 31,
2006
Net loss	$(136)
Depreciation	531
Interest	347
Income tax expense	100

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent parcel under development. During the three months ended March 31, 2007 and 2006, we recorded $2.7 million and $1.4 million, respectively, of equity in losses of joint ventures related to these joint ventures. The following table presents certain components included in the calculation of equity in losses resulting from our 45% share of the operations of the Hotel del Coronado and the North Beach Venture (in thousands):

	Three Months ended March 31,
	2007	2006
Net loss	$(2,733)	$(1,441)
Depreciation	1,960	1,299
Interest	5,033	4,299
Income tax expense	95	—

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. Our equity in losses of the joint venture amounted to $0.2 million and $42,000 for the three months ended March 31, 2007 and 2006, respectively.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, foreign exchange realized gains and losses as well as other miscellaneous income and expenses. The variance in other (expenses) income, net is primarily attributable to the following factors:

•

We had an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we managed the day-to-day business of SHC LLC and its hotels. Effective November 15, 2006 the asset management agreement was terminated. For the three months ended March 31, 2006, we earned asset management fees of $0.7 million.

•

SHR earns fees under an asset management agreement with the Hotel del Coronado and North Beach joint ventures. SHR recognizes income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the three months ended March 31, 2007 and 2006, we recognized fees amounting to $0.3 million and $1.3 million, respectively. The amount recognized in 2006 included a $1.1 million financing fee.

•

We recorded foreign exchange losses of $1.7 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in foreign exchange losses primarily relates to the translation of Euro-denominated mortgage debt applicable to the InterContinental Prague hotel.

Income Tax Benefit. Beginning in our 2004 tax year, we made an election to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

For the three months ended March 31, 2007 and 2006, income tax expense related to continuing operations is summarized as follows (in thousands):

	2007	2006
Current tax (expense) benefit:
Europe	$(281)	$152
Mexico	(1,249)	(1,513)

	(1,530)	(1,361)

Deferred tax (expense) benefit:
Europe	(188)	(316)
Mexico	(274)	(87)
United States	700	100

	238	(303)

Total income tax expense	$(1,292)	$(1,664)

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are also reflected as minority interest. Minority interest expense (excluding discontinued operations) in the operating partnership decreased by $0.3 million due to losses recognized during the quarter. Minority interest expense in consolidated affiliates increased by $0.2 million.

Income (Loss) from Discontinued Operations. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels,” we sold two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the three months ended March 31, 2007 and 2006. There were no hotels sold during 2007. Income (loss) from discontinued operations amounted to $0.1 million and ($3.5) million for the three months ended March 31, 2007 and 2006, respectively.

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

Capital expenditures for the three months ended March 31, 2007 and 2006 amounted to $27.7 million and $24.4 million, respectively. Included in the 2007 and 2006 capitalized amounts are $2.7 million and $1.7 million of capitalized interest, respectively. Capital expenditures for the three months ended March 31, 2007 and 2006 includes $2.6 million and $13.5 million, respectively, to redevelop the Hyatt Regency New Orleans. For the remainder of the year ending December 31, 2007, we expect to fund hotel FF&E reserve projects of approximately $38.2 million and owner-funded projects of approximately $40.5 million. In addition, we expect to fund expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds and our line of credit, depending on the timing of the receipt of the insurance proceeds.

Bank credit facility. On March 9, 2007, we entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. This agreement replaced the previous $225.0 million agreement that was entered into on November 9, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. The new agreement provides for a $415.0 million revolving credit facility with an accordion feature allowing additional borrowing capacity up to $500.0 million. The agreement matures on March 9, 2011, subject to a one-year extension at our option. The agreement includes a $75.0 million letter of credit subfacility. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan, and SH Funding’s interests in certain subsidiaries have been pledged as collateral for this loan. Subsequent to March 31, 2007, we increased our borrowing capacity on the bank credit facility to $500.0 million.

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80% at March 31, 2007), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At May 7, 2007, there was $67.0 million outstanding under this facility. At May 7, 2007, there were outstanding letters of credit of $11.8 million.

Our bank credit facility contains financial and other restrictive covenants. As of March 31, 2007, our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $946.8 million plus 75% of proceeds we receive from any new issuance of common stock;

•	minimum ratio of consolidated EBITDA to fixed charges of 1.20 through the second anniversary of the agreement and 1.30 after the second anniversary;

•	the ratio of consolidated indebtedness to gross asset value may not exceed 0.65 to 1.0;

•	total construction costs must not exceed 15% of the gross asset value of all properties combined (excluding construction costs related to the Hyatt Regency New Orleans);

•	the net asset value of unconsolidated subsidiaries must not exceed 25% of the gross asset value of all properties combined; and

•	the sum of total construction costs and the net asset value of unconsolidated subsidiaries must not exceed 35% of the gross asset value of all properties combined.

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels, including business interruption insurance proceeds related to the Hyatt Regency New Orleans, the timing and recognition of which is uncertain. The credit facility also contains customary restrictive covenants, including the following:

•	asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis.

As of March 31, 2007, we are compliant with the above financial and other restrictive covenants.

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

Equity Securities

As of March 31, 2007, we had 852,943 restricted stock units outstanding, of which 488,883 were vested. In addition, we had 736,221 stock options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2006 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2006	75,406,727	975,855	76,382,582
Restricted stock units redeemed for common shares	28,260	—	28,260

Outstanding at March 31, 2007	75,434,987	975,855	76,410,842

Cash Flows

Operating Activities. Net cash provided by operating activities was $24.9 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of $12.4 million for the three months ended March 31, 2006. Cash flow from operations increased primarily because of the increase in hotel operating income, offset by an increase in interest expense.

Investing Activities. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2007, compared to net cash used in investing activities of $244.2 million for the three months ended March 31, 2006. The significant investing activities during these periods are summarized below:

•	We received $15.7 million of insurance proceeds during the three months ended March 31, 2007 as a result of the hurricane that struck our Hyatt New Orleans property in August 2005.

•	Restricted cash and cash equivalents decreased by $14.8 million during the three months ended March 31, 2007 primarily due to the release of insurance proceeds.

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado and an adjacent land parcel under development for approximately $50.1 million in January 2006.

•	We completed our acquisition of the La Solana Hotel and Villas development sites for approximately $12.0 million in March 2006.

•	We purchased the Four Seasons Washington, D.C. for approximately $169.7 million in March 2006.

•

We disbursed $27.7 million and $24.4 million during the three months ended March 31, 2007 and 2006, respectively, related to capital expenditures for renewals, replacements, room renovations and additions and redevelopment of the Hyatt Regency New Orleans.

Financing Activities. Net cash used in financing activities was $8.0 million for the three months ended March 31, 2007 compared to net cash provided by financing activities of $244.3 million for the three months ended March 31, 2006. The significant financing activities during these periods are summarized below:

•

During the three months ended March 31, 2007, we received net proceeds on mortgages and other debt of $454.8 million and made net payments on mortgage debt and other debt of $510.0 million. During the three months ended March 31, 2006, we made net payments on mortgages and other debt of $7.7 million.

•

During the three months ended March 31, 2007 and 2006, we paid quarterly distributions to common shareholders amounting to $17.4 million and $9.8 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $7.5 million and $3.7 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.2 million and $1.8 million, respectively.

•	We received net proceeds on the bank credit facility of $81.0 million and $4.0 million for the three months ended March 31, 2007 and 2006, respectively.

•	During the three months ended March 31, 2007, we paid financing costs of $8.1 million.

•	During the three months ended March 31, 2006, we received proceeds from issuance of common stock, net of offering costs, of approximately $151.9 million.

•	During the three months ended March 31, 2006, we received proceeds from issuance of preferred stock, net of offering costs, of approximately $110.9 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations	$1,586,382	$2,043	$18,465	$1,456,823	$109,051
Interest on long-term debt obligations (1)	438,672	66,274	270,438	94,174	7,786
Operating lease obligations—ground leases and office space	7,673	318	476	317	6,562
Operating leases – Paris Marriott and Hamburg Marriott	453,518	14,875	59,498	39,666	339,479
Construction contracts (3)	10,388	10,388	—	—	—
Marriott termination agreement (2)	5,000	—	5,000	—	—
Acquisition agreement – portion of mixed use building (3)	82,400	—	82,400	—	—

Total	$2,584,033	$93,898	$436,277	$1,590,980	$462,878

(1)	Interest on variable rate debt obligations is calculated based on the variable rates at March 31, 2007 and includes the effect of our interest rate swaps.
(2)	See “Item 1. Financial Statements – Note 16 Termination of Management Agreement.”
(3)	See “Item 1. Financial Statements – Note 13 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2007, $25.4 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred, and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

See “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At March 31, 2007, there was $12.0 million outstanding on the revolving credit facility. There are letters of credit outstanding of $2.3 million, which are secured by the revolving credit facility. At March 31, 2007, our investment in the Partnerships amounted to $64.9 million. Our equity in losses of the Partnerships is $2.7 million for the three months ended March 31, 2007.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At March 31, 2007, there was $31.8 million outstanding on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC.

Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations in the construction loan documents.

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

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2007, our investment in the joint venture amounted to $3.0 million. Our equity in losses of the joint venture is $150,000 for the three months ended March 31, 2007.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements – Note 12 Related Party Transactions” for a discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. There was no impairment on property and equipment or goodwill for the three months ended March 31, 2007 and 2006.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the statement of operations. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at either March 31, 2007 or December 31, 2006.

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

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for our domestic Marriott branded property, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to pay operating expenses and make distributions to our stockholders.

New Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for us on January 1, 2008. The provisions of this statement are required to be applied prospectively. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007 and it did not have a material impact on our financial statements.

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

See “Item 2. Financial Statements - Note 9 Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2007.

As of March 31, 2007, our total outstanding mortgages and other debt payable and bank credit facility was approximately $1.6 billion, of which approximately $314.6 million, or 19.8%, was variable rate debt. Total variable debt excludes $1.1 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt increase by 20%, or approximately 106 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.3 million annually. If market rates of interest on our variable rate debt decrease by 10%, or approximately 53 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.7 million annually.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of March 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit No.	Description of Exhibit
	4.1	Indenture, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	4.2	Registration Rights Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C, Strategic Hotel & Resorts, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	4.3	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C and Strategic Hotel & Resorts, Inc. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

+	10.1	Amendment No. 1 to Employment Agreement, dated as of February 13, 2007, between James E. Mead, Strategic Hotels & Resorts, Inc. and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 20, 2007 and incorporated herein by reference).

*	10.2	Fifth Amendment to Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007.

*	10.3	Facility Agreement, dated as of February 20, 2007, by and between SHR Prague Praha B.V. and Aareal Bank AG.

*	10.4	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent.

	10.5	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

*	10.6	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank,

		N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent.

*	10.7	Promissory Note, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company.

*	10.8	Mortgage, Security Agreement and Fixture Filing, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company.

*	10.9	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A.

*	10.10	Note, dated as of March 9, 2007, by New Santa Monica Beach Hotel, L.L.C. in favor of JPMorgan Chase Bank N.A.

*	10.11	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc.

*	10.12	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc.

	10.13	Capped Call Confirmation, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	10.14	Capped Call Confirmation, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and Deutsche Bank AG (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors

*	Filed herewith
+	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

May 7, 2007	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

May 7, 2007	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer