Form 10-Q/A
period 2007-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2007-08-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends Strategic Hotels & Resorts, Inc.’s (the “Company”) original Quarterly Report on Form 10-Q for the three months ended March 31, 2007, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2007 (the “Original 10-Q”). The Amendment is being filed to correct the Company’s unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2007 as discussed in Note 18 to the condensed consolidated financial statements. The Amendment corrects an error in the presentation of the components of and the total for comprehensive income (loss). The amounts reported for currency translation adjustments of $970,000 and mark to market of derivatives of $3,769,000 for the three months ended March 31, 2007 should have been presented as other comprehensive (loss) rather than as other comprehensive income as previously reported. The correction of this presentation error changes comprehensive income (loss) from $2,642,000, as previously reported, to $(6,836,000), as restated. The Amendment does not affect the net loss available to common shareholders for the three months ended March 31, 2007 and has no effect on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2007, the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2007, or the accompanying notes to the condensed consolidated financial statements. This Amendment has not been updated for events or information subsequent to the date of filing of the Original 10-Q, except in connection with the foregoing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendments to those filings. In addition, this Amendment includes updated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q/A

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rooms	$126,637	$66,918
Food and beverage	80,813	40,458
Other hotel operating revenue	26,166	11,603

	233,616	118,979
Lease revenue	4,412	3,801

Total revenues	238,028	122,780

Operating Costs and Expenses:
Rooms	31,567	15,939
Food and beverage	55,281	28,111
Other departmental expenses	60,746	31,915
Management fees	8,722	3,622
Other hotel expenses	16,723	7,486
Lease expense	3,780	3,224
Depreciation and amortization	25,549	12,871
Corporate expenses	7,117	5,673

Total operating costs and expenses	209,485	108,841

Operating income	28,543	13,939

Interest expense	(20,997)	(7,188)
Interest income	927	1,154
Loss on early extinguishment of debt	(4,319)	—
Equity in losses of joint ventures	(2,883)	(1,619)
Other (expenses) income, net	(1,812)	1,614

(Loss) income before income taxes, minority interests and discontinued operations	(541)	7,900
Income tax expense	(1,292)	(1,664)
Minority interest income (expense) in SHR’s operating partnership	26	(293)
Minority interest expense in consolidated affiliates	(422)	(196)

(Loss) income from continuing operations	(2,229)	5,747
Income (loss) from discontinued operations, net of tax and minority interests	132	(3,464)

Net (Loss) Income	(2,097)	2,283
Currency translation adjustments	(970)*	(26)
Mark to market of derivatives	(3,769)*	4,459

Comprehensive (Loss) Income	$(6,836)*	$6,716

Net (Loss) Income	(2,097)	2,283
Preferred shareholder dividends	(7,462)	(3,706)

Net Loss Available to Common Shareholders	$(9,559)	$(1,423)

Basic (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.04
Income (loss) from discontinued operations per share	—	(0.07)

Net loss available to common shareholders per share	$(0.13)	$(0.03)

Weighted-average common shares outstanding	75,836	46,763

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.04
Income (loss) from discontinued operations per share	—	(0.07)

Net loss available to common shareholders per share	$(0.13)	$(0.03)

Weighted-average common shares outstanding	75,836	46,939

* As restated, see note 18

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

	2007	2006
Other (expenses) income, net	$(5)	$(39)
Equity in losses of joint ventures	$(151)	$25

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The market values of the Company’s interest rate caps and swaps as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	2007	2006
Interest rate caps	$(11)	$(36)
Interest rate swaps	$(6,008)	$(2,467)

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

On April 18, 2007, SHR amended the bank credit agreement to increase the borrowing capacity from $415,000,000 to $500,000,000.

18.	RESTATEMENT

Subsequent to the issuance of the condensed consolidated financial statements for the three months ended March 31, 2007, management determined that the statement of comprehensive income included a mathematical error and should be restated. The amounts reported for currency translation adjustments of $970,000 and mark to market of derivatives of $3,769,000 for the three months ended March 31, 2007 should have been presented as other comprehensive (loss) rather than as other comprehensive income as previously reported. The correction of this presentation error changes comprehensive income (loss) from $2,642,000, as previously reported, to $(6,836,000), as restated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Note on Forward-Looking Statements

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q/A are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Some important factors that could cause actual results or outcomes for us to differ materially from these forward-looking statements are discussed in the cautionary statements contained in Exhibit 99.1 to this Form 10-Q/A, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q/A.

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

For the Total Portfolio, hotel operating expenses increased 98.7%. For the Same Store Assets, hotel operating expenses increased $7.5 million, or 9.0%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($1.0 million), base and incentive management fees ($0.7 million), insurance ($0.7 million), sales and marketing ($0.4 million), travel agent commissions ($0.3 million), cost of food ($0.3 million), credit card commissions ($0.3 million), expenses related to the Four Seasons Punta Mita villa rental program ($0.4 million), retail expenses ($0.2 million) and electricity ($0.3 million).

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q/A, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of March 31, 2007, which also contemplated the effects of the restatement discussed in note 18 to the condensed consolidated financial statements, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit No.	Description of Exhibit
	4.1	Indenture, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	4.2	Registration Rights Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C, Strategic Hotel & Resorts, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	4.3	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C and Strategic Hotel & Resorts, Inc. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

+	10.1	Amendment No. 1 to Employment Agreement, dated as of February 13, 2007, between James E. Mead, Strategic Hotels & Resorts, Inc. and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 20, 2007 and incorporated herein by reference).

	10.2	Fifth Amendment to Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.3	Facility Agreement, dated as of February 20, 2007, by and between SHR Prague Praha B.V. and Aareal Bank AG (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.4	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.5	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	10.6	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank,

N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.7	Promissory Note, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.8	Mortgage, Security Agreement and Fixture Filing, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.9	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A. (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.10	Note, dated as of March 9, 2007, by New Santa Monica Beach Hotel, L.L.C. in favor of JPMorgan Chase Bank N.A. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.11	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 1-3223) filed on May 7, 2007 and incorporated herein by reference).

	10.12	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

	10.13	Capped Call Confirmation, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

	10.14	Capped Call Confirmation, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and Deutsche Bank AG (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Forward-Looking Information and Risk Factors (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223) filed on May 7, 2007 and incorporated herein by reference).

*	Filed herewith
+	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 8, 2007	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

August 8, 2007	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer