Form 10-Q
period 2007-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2007-08-09
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 9, 2007 was 74,351,799.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2007	December 31, 2006
Assets
Property and equipment	$2,575,911	$2,644,120
Less accumulated depreciation	(292,101)	(268,991)

Net property and equipment	2,283,810	2,375,129

Goodwill	412,902	421,516
Intangible assets, net of accumulated amortization of $2,237 and $3,166	45,855	45,793
Investment in joint ventures	72,428	71,349
Cash and cash equivalents	114,237	86,462
Restricted cash and cash equivalents	61,078	73,400
Accounts receivable, net of allowance for doubtful accounts of $721 and $809	86,758	70,282
Deferred financing costs, net of accumulated amortization of $2,588 and $2,194	17,243	10,701
Deferred tax assets	40,350	43,555
Other assets	76,136	57,522
Insurance recoveries receivable	56,582	—

Total assets	$3,267,379	$3,255,709

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,385,470	$1,442,865
Exchangeable senior notes, net of discount	179,145	—
Bank credit facility	117,000	115,000
Accounts payable and accrued expenses	196,336	186,293
Distributions payable	18,371	18,175
Deferred tax liabilities	23,482	24,390
Deferred gain on sale of hotels	107,753	107,474
Insurance proceeds received in excess of insurance recoveries receivable	—	20,794

Total liabilities	2,027,557	1,914,991
Minority interests in SHR’s operating partnership	11,426	12,463
Minority interests in consolidated affiliates	4,161	10,965
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,351,799 and 75,406,727 common shares issued and outstanding, respectively)	742	753
Additional paid-in capital	1,198,081	1,224,400
Accumulated deficit	(342,643)	(265,435)
Accumulated other comprehensive income	20,787	10,304

Total shareholders’ equity	1,224,235	1,317,290

Total liabilities and shareholders’ equity	$3,267,379	$3,255,709

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rooms	$137,765	$83,277	$264,402	$150,195
Food and beverage	88,132	51,196	168,945	91,654
Other hotel operating revenue	27,680	14,163	53,846	25,766

	253,577	148,636	487,193	267,615
Lease revenue	5,689	3,968	10,101	7,769

Total revenues	259,266	152,604	497,294	275,384

Operating Costs and Expenses:
Rooms	32,558	20,053	64,125	35,992
Food and beverage	58,069	34,980	113,350	63,091
Other departmental expenses	61,073	36,793	121,819	68,708
Management fees	10,611	4,969	19,333	8,591
Other hotel expenses	16,368	9,586	33,091	17,072
Lease expense	3,886	3,395	7,666	6,619
Depreciation and amortization	26,040	14,594	51,589	27,465
Impairment losses on goodwill and hotel property	37,716	—	37,716	—
Corporate expenses	8,062	6,916	15,179	12,589

Total operating costs and expenses	254,383	131,286	463,868	240,127

Operating income	4,883	21,318	33,426	35,257

Interest expense	(20,877)	(7,288)	(41,874)	(14,476)
Interest income	873	1,267	1,800	2,421
Loss on early extinguishment of debt	(160)	—	(4,479)	—
Equity in earnings (losses) of joint ventures	4,556	672	1,673	(947)
Foreign currency exchange (loss) gain	(2,015)	27	(3,670)	(28)
Other (expenses) income, net	(60)	1,037	(217)	2,706

(Loss) income before income taxes, minority interests and discontinued operations	(12,800)	17,033	(13,341)	24,933
Income tax expense	(5,282)	(1,207)	(6,574)	(2,871)
Minority interest income (expense) in SHR’s operating partnership	236	(247)	262	(540)
Minority interest in consolidated affiliates	(181)	(593)	(603)	(789)

(Loss) income from continuing operations	(18,027)	14,986	(20,256)	20,733
Income (loss) from discontinued operations, net of tax and minority interests	158	2,636	290	(828)

Net (Loss) Income	(17,869)	17,622	(19,966)	19,905
Loss on currency translation adjustments	(1,015)	(1,161)	(1,985)	(1,187)
Gain on mark to market of derivatives	16,102	4,851	12,333	9,310

Comprehensive (Loss) Income	$(2,782)	$21,312	$(9,618)	$28,028

Net (Loss) Income	(17,869)	17,622	(19,966)	19,905
Preferred shareholder dividends	(7,462)	(5,914)	(14,924)	(9,620)

Net (Loss) Income Available to Common Shareholders	$(25,331)	$11,708	$(34,890)	$10,285

Basic (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.34)	$0.14	$(0.46)	$0.18
Income (loss) from discontinued operations per share	—	0.04	—	(0.01)

Net (loss) income available to common shareholders per share	$(0.34)	$0.18	$(0.46)	$0.17

Weighted-average common shares outstanding	74,833	66,187	75,341	60,750

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(0.34)	$0.14	$(0.46)	$0.18
Income (loss) from discontinued operations per share	—	0.04	—	(0.01)

Net (loss) income available to common shareholders per share	$(0.34)	$0.18	$(0.46)	$0.17

Weighted-average common shares outstanding	74,833	66,387	75,341	60,950

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net (loss) income	$(19,966)	$19,905
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Minority interest (income) expense in SHR’s operating partnership	(262)	408
Minority interest in consolidated affiliates	603	789
Deferred income tax expense (benefit)	3,475	(2,441)
Depreciation and amortization	51,589	30,000
Amortization of deferred financing costs and discount	1,679	820
Impairment losses on goodwill and hotel property	37,716	—
Loss on early extinguishment of debt	4,479	—
Equity in (earnings) losses of joint ventures	(1,673)	947
Share based compensation	2,304	1,700
Loss on sale of assets	—	22
Foreign currency exchange loss	3,670	—
Recognition of deferred and other gains, net	(2,321)	(1,471)
Increase in accounts receivable	(23,981)	(14,586)
Insurance proceeds received	4,701	—
Decrease in other assets	7,259	1,785
Increase in accounts payable and accrued expenses	10,314	15,584

Net cash provided by operating activities	79,586	53,462

Investing Activities:
Acquisition of hotel property and equipment	(3,185)	(609,194)
Acquisition of land held for development	—	(12,027)
Acquisition of interest in joint ventures	—	(50,092)
Acquisition of minority interest in joint venture	(22,016)	—
Escrow deposits	(12,492)	(16,500)
Restricted and unrestricted cash acquired	365	752
Cash received from joint venture	531	921
(Increase) decrease in security deposits related to sale-leasebacks	(1,169)	2,286
Insurance proceeds received	13,511	20,000
Capital expenditures	(54,124)	(44,881)
Decrease in restricted cash and cash equivalents	12,322	8,458
Other investing activities	(3,518)	(48)

Net cash used in investing activities	(69,775)	(700,325)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	470,180
Proceeds from issuance of preferred stock, net of offering costs	—	249,350
Proceeds from bank credit facility	311,000	187,500
Payments on bank credit facility	(309,000)	(213,500)
Proceeds from mortgages and other debt	454,791	90,000
Payments on mortgage and other debt	(519,043)	(8,402)
Proceeds from exchangeable senior notes, net of discount	179,100	—
Purchase of call options	(9,900)	—
Financing costs	(12,526)	(1,075)
Distributions to common shareholders	(35,542)	(23,446)
Distributions to preferred shareholders	(14,924)	(9,620)
Distributions to holders of minority interests in SHR’s operating partnership	(479)	(2,103)
Distributions to holders of minority interests in consolidated affiliates	(996)	(430)
Common stock repurchase	(25,000)	—
Other financing activities	(145)	899

Net cash provided by financing activities	17,336	739,353

Effect of exchange rate changes on cash	628	899

Net change in cash and cash equivalents	27,775	93,389
Cash of assets held for sale	—	(4,491)
Cash and cash equivalents, beginning of period	86,462	65,017

Cash and cash equivalents, end of period	$114,237	$153,915

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Six Months Ended June 30,
	2007	2006
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Gain on mark to market of derivative instruments (see notes 2 and 9)	$(12,493)	$(9,619)

Present value of future fixed installments – La Solana land purchase	$—	$17,980

Redemption of units of non-managing member limited liability company interests in SH Funding	$—	$66,681

Distributions declared and payable to common shareholders (see note 8)	$17,935	$17,379

Distributions payable to holders of minority interests in SHR’s operating partnership (see notes 7 and 8)	$236	$255

Distributions payable to holders of minority interests in consolidated affiliates (see note 7)	$258	$1,481

Hyatt Regency New Orleans property damage and impairment recoverable through insurance (see note 14)	$82,886	$3,000

Capital expenditures included in accounts payable and accrued expenses	$(178)	$153

Cash Paid For:
Interest, net of interest capitalized (see note 6)	$39,009	$18,570

Income taxes, net of refunds	$5,179	$2,277

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset manage upper upscale and luxury hotels in North America and Europe that are subject to long-term management contracts. As of June 30, 2007, SHR’s portfolio included 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR’s founder and accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997 by Laurence Geller, the Company’s President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. SHR made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. On June 29, 2004, SHR completed its initial public offering (the IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels.

SHR operates as a self-administered and self-managed REIT, which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of its assets. SHR is the sole managing member of its operating partnership and holds approximately 99% of its membership units as of June 30, 2007. SHR manages all business aspects of its operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of its operating partnership and its assets.

As of June 30, 2007, SH Funding, through its subsidiaries and other entities, owned or leased the following 20 hotels:

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

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46., “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control on the equity method. At June 30, 2007, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado and a 31% interest in the joint venture that owns the Resort Club Punta Mita (see note 5). At June 30, 2007, SH Funding also owned an 85% controlling interest in an affiliate that owns the InterContinental Miami hotel, which is consolidated in the accompanying financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the financial statements for prior periods have been reclassified to conform to the current financial statement presentation.

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

Restricted Cash and Cash Equivalents:

As of June 30, 2007 and December 31, 2006, restricted cash and cash equivalents include $28,019,000 and $24,239,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2007 and December 31, 2006, restricted cash and cash equivalents also include reserves of $33,059,000 and $49,161,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs directly related to potential hotel acquisitions, joint ventures or other investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet pending determination that a transaction will be consummated or abandoned. If a transaction is consummated, these costs are capitalized as a cost of the hotel acquisition costs or investments in joint ventures. If a potential hotel acquisition, joint venture or other investment opportunity is abandoned, these deferred costs are charged to expense when the transaction opportunity is abandoned. The Company expenses any internal costs related to the pursuit of acquisitions. At June 30, 2007 and December 31, 2006, other assets include $7,180,000 and $6,187,000, respectively, of deferred costs related to potential transactions.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic (loss) income per share for the three and six months ended June 30, 2007 and 2006 is computed by dividing the net (loss) income available to common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of (loss) income from continuing operations available to common shareholders for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Loss) income from continuing operations	$(18,027)	$14,986	$(20,256)	$20,733
Preferred shareholder dividends	(7,462)	(5,914)	(14,924)	(9,620)

(Loss) income from continuing operations available to common shareholders	$(25,489)	$9,072	$(35,180)	$11,113

Weighted average common shares – basic	74,833	66,187	75,341	60,750
Restricted stock units	—	200	—	200

Weighted average common shares – diluted	74,833	66,387	75,341	60,950

Exchange of minority interests that could potentially dilute basic (loss) income per share in the future that were not included in the computation of diluted (loss) income per share because they would have been anti-dilutive, are 976,000 and 1,089,000 as of June 30, 2007 and 2006, respectively. Stock options and restricted stock units that could potentially dilute future basic (loss) income per share that were not included in the computation of diluted (loss) income per share because they would have been anti-dilutive are 1,192,000 as of June 30, 2007. In addition, the diluted (loss) income per share computation will not give effect to the dilution from the exchange of the exchangeable senior notes (see note 6) until the average share price of the Company’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Income:

SHR’s accumulated other comprehensive income results from mark to market of certain derivative financial instruments and other adjustments and unrealized gains or losses on foreign currency translation adjustments (CTA).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative and Other Adjustments	Currency Translation Adjustments	Accumulated Other Comprehensive Income
Balance at January 1, 2007	$(2,860)	$13,164	$10,304
Mark to market of derivative instruments and other adjustments	12,048	—	12,048
Reclassification to equity in earnings (losses) of joint ventures	285	—	285
CTA activity	—	(1,985)	(1,985)
Adjustment for minority interest ownership in SH Funding	157	(22)	135

Balance at June 30, 2007	$9,630	$11,157	$20,787

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2007 and 2006, income tax expense related to continuing operations is summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Current tax (expense) benefit:
Europe	$(303)	$987	$(584)	$1,139
Mexico	(841)	(1,238)	(2,090)	(2,751)
United States	(425)	—	(425)	—

	(1,569)	(251)	(3,099)	(1,612)

Deferred tax (expense) benefit:
Europe	(109)	(330)	(297)	(646)
Mexico	71	174	(203)	87
United States	(3,675)	(800)	(2,975)	(700)

	(3,713)	(956)	(3,475)	(1,259)

Total income tax expense	$(5,282)	$(1,207)	$(6,574)	$(2,871)

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

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

The following summarizes SHR’s investment in property and equipment as of June 30, 2007 and December 31, 2006, excluding unconsolidated joint ventures (in thousands):

	2007	2006
Land	$393,191	$394,914
Land held for development	63,597	61,787
Leasehold interest	11,633	11,633
Buildings	1,673,322	1,715,938
Building improvements	14,521	22,392
Site improvements	53,111	56,112
Furniture, fixtures and equipment	326,200	300,865
Improvements in progress	40,336	80,479

Total property and equipment	2,575,911	2,644,120
Less accumulated depreciation	(292,101)	(268,991)

Net property and equipment	$2,283,810	$2,375,129

Consolidated hotel properties	19	19
Consolidated hotel rooms	9,354	9,321

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of June 30, 2007 and December 31, 2006, excluding unconsolidated joint ventures:

	2007	2006
Southern California	19.8%	19.1%
Northern California	19.0	18.4
Phoenix/Scottsdale, AZ	14.8	14.3
Chicago, IL	14.5	13.5
Washington, D.C.	5.8	5.5
Miami, FL	4.2	4.0
New Orleans, LA	0.8	5.1

United States	78.9	79.9
Mexico	7.2	6.7
London, England	7.0	6.6
Prague, Czech Republic	6.4	6.3
Paris, France	0.5	0.5

Total	100.0%	100.0%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquisition of Minority Interest

On May 9, 2007, SHR purchased its partner’s 15% interest in the entity that owns the InterContinental Chicago hotel for approximately $22,016,000. The acquisition was funded using borrowings from the bank credit facility. The acquisition was accounted for as a step acquisition under purchase accounting resulting in the following preliminary allocation:

InterContinental Chicago
Land	$1,630
Building	10,173
Site improvements	17
Furniture, fixtures and equipment	1,238
Goodwill	2,535
Intangible assets	80
Elimination of minority interest	7,010
Distribution payable	91
Net working capital	(758)

$22,016

Disposition Agreements

On May 29, 2007, SHR entered into agreements to sell 49% interests in the subsidiaries that own the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd (GIC Affiliate), an affiliate of GIC Real Estate Pte Ltd (GIC) for an approximate aggregate purchase price of $220,500,000. The transactions, which are expected to close in the third quarter of 2007, remain subject to customary closing conditions.

Impairment

For the three and six months ended June 30, 2007, SHR recognized impairment losses on property and equipment and goodwill of $25,646,000 and $12,070,000, respectively, related to the Hyatt Regency New Orleans (see note 14).

4.	DISCONTINUED OPERATIONS

The results of operations of hotels that have been sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During 2006, SHR sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Hotel operating revenues	$—	$16,668	$—	$34,910

Operating costs and expenses	(158)	12,264	(286)	35,812
Depreciation and amortization	—	893	—	2,535

Total operating costs and expenses	(158)	13,157	(286)	38,347

Operating income (loss)	158	3,511	286	(3,437)
Interest expense	—	(638)	—	(1,300)
Interest income	—	42	4	100
Other expenses, net	—	—	—	(1)
Income tax (expense) benefit	—	(200)	—	3,700
Loss on sale	—	(35)	—	(22)
Minority interest (expense) income	—	(44)	—	132

Income (loss) from discontinued operations	$158	$2,636	$290	$(828)

5.	INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest in and acted as asset manager for a joint venture that owned the InterContinental Prague and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Prague and ceased accounting for the investment using the equity method of accounting. As of August 3, 2006, SHR eliminated its investment ($14,987,000) in the joint venture. SHR’s equity in earnings of the joint venture amounted to $316,000 and $180,000 for the three and six months ended June 30, 2006, respectively.

Investments in the Hotel del Coronado and North Beach Ventures

On January 9, 2006, subsidiaries of SHR closed the acquisition of a 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company accounts for the Partnerships using the equity method of accounting. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $341,000 and $262,000 for the three months ended June 30, 2007 and 2006, respectively and $621,000 and $1,588,000 for the six months ended June 30, 2007 and 2006, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.

At June 30, 2007 and December 31, 2006, SHR’s investment in the Partnerships totaled $69,654,000 and $68,215,000, respectively. SHR’s equity in earnings (losses) of the Partnerships amounted to $4,766,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,033,000 and $(1,436,000) for the six months ended June 30, 2007 and 2006, respectively. This amount includes the Company’s 45% interest in the Partnerships after elimination of fees earned under the asset management agreement.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the three months ended June 30, 2007 and 2006, the six months ended June 30, 2007 and the period from January 9, 2006 through June 30, 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2007	Period From January 9, 2006 to June 30, 2006
	2007	2006
Hotel operating revenue	$34,076	$33,904	$64,574	$61,106
Hotel condominium sales	46,672	—	46,672	—

Total revenues	80,748	33,904	111,246	61,106

Expenses:
Operating expenses	21,846	20,084	42,472	38,079
Hotel condominium cost of sales	31,963	—	31,963	—
Depreciation and amortization	3,058	2,570	6,117	5,456
Interest expense	11,395	11,191	22,807	20,973
Loss on disposal of assets	539	—	539	—
Other expense, net	405	280	909	546
Income tax (benefit) expense	232	150	(43)	150

Total expenses	69,438	34,275	104,764	65,204

Net income (loss)	$11,310	$(371)	$6,482	$(4,098)

The following is the summary combined balance sheet of the Hotel and the North Beach Ventures as of June 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Property and equipment, net	$322,007	$313,813
Intangible assets, net	49,263	49,353
Goodwill	23,401	23,401
Condominium hotel development project	31,230	41,430
Cash and cash equivalents	4,478	7,053
Restricted cash and cash equivalents	10,721	5,409
Other assets	22,939	21,344

Total assets	$464,039	$461,803

Mortgage and other debt	$627,523	$616,000
Construction loan	—	24,643
Other liabilities	38,050	30,738

Total liabilities	665,573	671,381

Partners’ deficit	(201,534)	(209,578)

Total liabilities and partners’ deficit	$464,039	$461,803

To the extent that SHR’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to goodwill, is amortized over the life of the related asset and included in SHR’s share of equity in income of the unconsolidated affiliates.

Investment in Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At June 30, 2007 and December 31, 2006, SHR’s investment amounted to $2,774,000 and $3,134,000, respectively. SHR’s equity in (losses) earnings of the joint venture amounted to $(210,000) and $351,000 for the three months ended June 30, 2007 and 2006, respectively, and $(360,000) and $309,000 for the six months ended June 30, 2007 and 2006, respectively.

6.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

During the six months ended June 30, 2007 the following transactions occurred (in thousands):

Balance at December 31, 2006	$1,442,865

Scheduled principal amortization prior to maturity	(1,626)
Borrowings:
InterContinental Prague (a)	136,291

Ritz-Carlton Half Moon Bay (b)	76,500

Loews Santa Monica Beach Hotel (c)	118,250

Fairmont Chicago (d)	123,750
Repayments:

CMBS floating rate loan (e)	(292,495)

Fairmont Scottsdale Princess (f)	(90,000)

InterContinental Prague (a)	(86,539)

Marriott London Grosvenor Square (a)	(39,328)

Currency translation adjustments	2,714

Balance at March 31, 2007	1,390,382

Scheduled principal amortization prior to maturity	(505)

Repayment of Ritz-Carlton Laguna Niguel loan payable (g)	(8,550)

Currency translation adjustments	4,143

Balance at June 30, 2007	$1,385,470

(a)

On February 20, 2007, the Company entered into a facility agreement with Aareal Bank. The facility agreement provides the Company with a €104,000,000 revolving loan. On March 7, 2007, the Company completed a draw on the facility of €104,000,000 ($140,757,000 and $136,291,000 based on the foreign exchange rates at June 30, 2007 and March 7, 2007, respectively) and used the proceeds to retire the existing mortgage (principal balance of €66,036,000 or $86,539,000 at March 7, 2007) and to repay on March 27, 2007 £20,000,000 ($39,328,000 based on the foreign exchange rate at

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 27, 2007) of the £77,250,000 loan secured by the Marriott London Grosvenor Square hotel. The loan is secured by the InterContinental Prague hotel. At the Company’s option, the revolving loan will mature March 4, 2008 or be converted to a term loan that would mature March 7, 2012. Interest is payable quarterly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period. At maturity, the principal and any unpaid interest are due.

(b)	On March 9, 2007, the Company entered into a mortgage loan with Column Financial, Inc. The principal amount of the loan is $76,500,000 and interest accrues at LIBOR plus 0.67% per annum. The loan is secured by the Ritz-Carlton Half Moon Bay. The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.
(c)	On March 9, 2007, the Company entered into a mortgage loan with JPMorgan Chase Bank, N.A. The principal amount of the loan is $118,250,000 and interest accrues at LIBOR plus 0.63% per annum. The loan is secured by the Loews Santa Monica Beach hotel. The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.
(d)	On March 9, 2007, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan is $123,750,000 and interest accrues at LIBOR plus 0.70% per annum. The loan is secured by the Fairmont Chicago hotel and matures on April 1, 2012. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.
(e)	On March 9, 2007, proceeds from three mortgage financings described above were used to retire the $292,495,000 outstanding balance on the floating rate loan. Interest was payable monthly at LIBOR plus 0.85%. In connection with the repayment, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties applicable to the debt. These costs amounted to $3,038,000 and are included in loss on early extinguishment of debt for the six months ended June 30, 2007.
(f)	On March 9, 2007, the $90,000,000 mezzanine loan on the Fairmont Scottsdale Princess was repaid with borrowings on the bank credit facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs applicable to the debt. These costs amounted to $185,000 and are included in loss on early extinguishment of debt for the six months ended June 30, 2007.
(g)	In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel, SHR assumed a loan payable to an affiliate of the hotel manager. On May 17, 2007, the outstanding loan balance of $8,550,000 was repaid. Interest on the loan accrued at LIBOR plus 3.5%. Interest was payable monthly and principal payments were based on available FF&E reserves.

Exchangeable Senior Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and on April 25, 2007, issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value and the stated interest rate of 3.50% approximates the effective interest rate. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012 unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The Exchangeable Notes can be exchanged for cash or shares of the Company’s common stock or a combination thereof, at the Company’s option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under the following circumstances:

(1) if during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter) the closing price per share of the Company’s common stock for at least 20 trading days in 30 consecutive trading days of the previous quarter is more than 130% of the applicable exchange price per share,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) if, for any five consecutive trading-day period, the trading price of the Exchangeable Notes on each trading day during such period is less than 95% of the product of the closing price per share of SHR’s common stock multiplied by the exchange rate on such trading day,

(3) if the Company calls the Exchangeable Notes for redemption,

(4) as described in the indenture, if the Company makes specified distributions to holders of common stock or specified corporate transactions occur, or

(5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange.

The Exchangeable Notes may be exchanged based on an initial exchange rate of 36.1063 shares per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $27.70 per share and an exchange premium of approximately 20% based on a price of $23.08 per share of the Company’s common stock on March 29, 2007. Upon exchange, at the Company’s election, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note, or (ii) the exchange value, as defined. If the exchange value exceeds $1,000, the Company will also deliver, at its option, cash or common stock or a combination of cash and common stock for the exchange value in excess of $1,000. If the Exchangeable Notes are exchanged in connection with events specified in the indenture, the Company may be required to provide a make-whole premium in the form of an increase in the exchange rate, subject to a stated maximum amount. In addition, in connection with designated events, the holders may require the Company to purchase all or a portion of their Exchangeable Notes at a purchase price equal to 100% of the principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any.

The Exchangeable Notes are unsecured obligations which rank equally in right of payment with any other senior unsecured indebtedness the Company may incur and be effectively subordinated in right of payment to all of the Company’s secured indebtedness and to all liabilities and preferred equity of the Company’s subsidiaries. The Company is not subject to any financial covenants under the indenture.

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid in capital, to purchase approximately 0.9 million shares of the Company’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact on the Company as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of the Company’s common stock is greater than the strike price of the call option transaction. If however the market value per share of the Company’s common stock exceeds the $32.31 per common share then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the market value per share of the Company’s common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

The Company also entered into a registration rights agreement. Under the registration rights agreement, the Company has agreed to use its reasonable best efforts to file a shelf registration statement with the Commission within 150 days of the date of original issuance covering the resale of SHR common stock, if any, issuable upon exchange of the Exchangeable Notes, and to have the shelf registration statement declared effective within 240 days after the original issuance of the Exchangeable Notes. The Company must also use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which notes have been exchanged and settlement has occurred or 2) the date on which there are no

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

longer any notes or restricted shares of the Company’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, the holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $4,200,000 in additional interest or approximately 195,000 additional shares, if the Exchangeable Notes were exchanged. At June 30, 2007, the Company has no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds were used to repurchase and retire approximately 1.1 million shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the bank credit facility.

Bank Credit Facility:

On March 9, 2007, SH Funding entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. This agreement replaced the previous $225,000,000 bank credit facility agreement that was initially entered into on November 5, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. SHR wrote off $796,000 of unamortized deferred financing costs applicable to the $225,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the six months ended June 30, 2007. The new agreement provides for a $500,000,000 revolving loan. The agreement expires March 9, 2011 and is subject to a one-year extension at the borrower’s option. Under the agreement, SHR has a letter of credit sub-facility of $75,000,000, which is secured by the bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility. Under the provisions of the credit agreement, five properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or borrowing capacity under the credit agreement will be reduced. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

Interest is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of June 30, 2007) depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2007. At June 30, 2007 and December 31, 2006, $117,000,000 and $115,000,000, respectively, was outstanding under the bank credit facilities and the weighted-average interest rate for the six months ended June 30, 2007 was 6.66%. The Company had outstanding letters of credit of $11,750,000 at June 30, 2007 (see note 12).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (including extension options) for all mortgages and other debt payable, Exchangeable Notes and bank credit facility as of June 30, 2007 (in thousands):

Years ended December 31,	Amounts
2007 (remainder)	$1,539
2008	3,209
2009	3,421
2010	11,973
2011	807,827
Thereafter	853,646

Total	$1,681,615

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $2,494,000 and $1,811,000 for the three months ended June 30, 2007 and 2006, respectively, and $5,195,000 and $3,487,000 for the six months ended June 30, 2007 and 2006, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $967,000 and $412,000 for the three months ended June 30, 2007 and 2006, respectively, and $1,633,000 and $820,000 for the six months ended June 30, 2007 and 2006, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $45,000 for the three and six months ended June 30, 2007. As of June 30, 2007, LIBOR, EURIBOR and GBP LIBOR were 5.32%, 4.12% and 5.92%, respectively.

7.	MINORITY INTERESTS

SHR’s minority interests pertain to its operating partnership (SH Funding) and its other consolidated affiliates. The other consolidated affiliates include (a) a joint venture that owns the InterContinental Miami hotel and, prior to May 9, 2007 (see note 3), a joint venture that owned the InterContinental Chicago hotel and (b) SHR Prague Praha B.V. (Prague B.V.) and its Czech subsidiaries that own and operate the InterContinental Prague hotel.

Minority interest in SH Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the units outstanding at the end of the period. Net (loss) income and other comprehensive (loss) income are allocated to minority interests in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interests by the sum of SHR’s units and the units held by the minority interests, all calculated based on the weighted average days outstanding.

SHR reflects minority interests related to the InterContinental Chicago hotel, prior to May 9, 2007 (see note 3) and the InterContinental Miami hotel on the balance sheet for the 15% portion of the properties consolidated by SHR, but not owned by the Company. The original minority interest balance of $11,616,000 was established based on the historical book value of the assets at the time of the transaction. Minority interest expense attributable to net earnings from these properties amounted to $181,000 and $593,000 for the three months ended June 30, 2007 and 2006, respectively, and $603,000 and $789,000 for the six months ended June 30, 2007 and 2006, respectively, which is reflected as minority interest in consolidated affiliates in the statements of operations. Included in distributions payable in the accompanying June 30, 2007 and December 31, 2006 balance sheets is $167,000 and $545,000, respectively, payable to minority interests related to the InterContinental Chicago and Miami hotels.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The minority interest applicable to consolidation of Prague B.V. pertains to a 3.7% interest in one of the Prague B.V.’s Czech subsidiaries. There were no earnings or loss attributable to this minority interest for three and six months ended June 30, 2007.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2006 (excluding 975,855 units of SH Funding outstanding at June 30, 2007 and December 31, 2006, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at December 31, 2006	75,407
Restricted stock units redeemed for common shares	28
Common shares repurchased	(1,083)

Outstanding at June 30, 2007	74,352

Distributions to Shareholders and Unitholders:

Distributions are declared quarterly to holders of common shares and operating partnership unitholders. For the three and six–month periods ended June 30, 2007 and 2006, the per share and per unit distributions were $0.24 and $0.23, respectively.

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date, SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, equity in earnings (losses) of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value. Relating to these instruments, the following amounts were recorded for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Other (expenses) income, net	$7	$(33)	$1	$(72)
Equity in earnings (losses) of joint ventures	$(148)	$15	$(299)	$40

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The market values of the Company’s interest rate caps and swaps as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

(Liability) Asset	2007	2006
Interest rate caps	$(4)	$(36)
Interest rate swaps	$10,090	$(2,467)

Interest Rate Caps:

On March 9, 2007, SHR purchased two interest rate caps with a LIBOR strike price of 6.50%. These caps expire on March 15, 2009. The interest rate caps have notional amounts of $76,500,000 and $118,250,000 that cover the loans secured by the Ritz-Carlton Half Moon Bay and Loews Santa Monica Beach hotels, respectively.

At June 30, 2007, the aggregate notional amount of SHR’s interest rate caps was $1.0 billion. These caps have LIBOR strike prices ranging from 5.0% to 8.5% and expiration dates ranging from July 2007 to March 2009.

Unlike the Company’s swaps described below, the caps as of June 30, 2007 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Interest Rate Swaps:

On March 15, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.81% and mature on December 2009. On March 16, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.84% and mature on July 2012.

At June 30, 2007, the aggregate notional amount of SHR’s interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. The Company’s swaps as of June 30, 2007 have been designated as cash flow hedges.

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

The Company recorded compensation expense of $1,392,000 and $868,000 related to share-based employee compensation for the three months ended June 30, 2007 and 2006, respectively, and $2,304,000 and $1,700,000 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, there was $10,644,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.96 years.

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

Laurence Geller, SHR’s Chief Executive Officer, has an ownership interest in SHC LLC, with which SHR had an asset management agreement and currently has a lease agreement described below.

Under the Company’s asset management agreement with SHC LLC, the Company managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. On November 15, 2006, SHC LLC voluntarily terminated the agreement. Under terms of the agreement, SHC LLC paid a one time termination fee to the Company of $250,000. For the three and six months ended June 30, 2006, SHR recognized approximately $610,000 and $1,326,000, respectively, of income related to its asset management agreement with SHC LLC, which is included in other (expenses) income, net.

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

Letters of Credit:

As of June 30, 2007, SHR had provided $11,750,000 in letters of credit. Letters of credit for $11,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. Our interest will cost approximately $82,400,000. Under the agreement, subject to the progress of the construction, the letters of credit commitment will increase to $28,000,000 over the next two years. The project is expected to close in late 2009. A letter of credit for $750,000 was provided related to office lease space.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 deposit, included in other assets as of June 30, 2007, was required upon executing the agreement. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 deposit and each of the additional deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s deposits are no longer refundable.

Guarantee:

On January 9, 2006, the North Beach Venture entered into a $59,000,000 construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum (7.82% at June 30, 2007). At June 30, 2007, there was no balance on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC. Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations in the construction loan documents.

Construction Contracts:

The Company has executed contracts related to construction activities. At June 30, 2007, the Company’s obligations under these contracts amounted to $4,125,000. The contracts are expected to be completed in 2007.

13.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of June 30, 2007, SHR’s foreign operations consisted of two Mexican hotel properties, the La Solana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture, two European properties and leasehold interests in each of a French and a German hotel property.

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
United States	$209,279	$131,299	$402,568	$230,158
Mexico	20,794	17,338	44,555	37,457
Europe	29,193	3,967	50,171	7,769

Total	$259,266	$152,604	$497,294	$275,384

	June 30, 2007	December 31, 2006
Long-lived Assets:
United States	$2,154,361	$2,261,706
Mexico	188,155	181,027
Europe	400,051	399,705

Total	$2,742,567	$2,842,438

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	HYATT REGENCY NEW ORLEANS

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

On August 1, 2007, the Company entered into a complete and final settlement of its property damage and business interruption insurance claims. The total settlement, net of deductibles, is for $143,008,000. Through June 30, 2007 the Company had received $86,426,000 relating to these claims. Under the settlement, the final payment of $56,582,000 will be received in the third quarter of 2007.

The insurers have not indicated what portion of the final settlement pertains to property damage and business interruption coverage. For business interruption, the Company has allocated $27,437,000 related to the recovery of expenses incurred through June 30, 2007 and for the estimated amount of management fees that will be due to Hyatt Corporation from the Company under the terms of the management agreement based upon the settlement results. To the extent that actual amounts vary from our current estimates, we will recognize income or expense when such actual amounts are determined. The remainder of the settlement amount has been determined by the Company to be related to damage and impairment of the property.

In connection with completing the insurance settlement process, the Company has updated its ongoing evaluation and assessment of its strategic options with respect to the Hyatt Regency New Orleans property and has reviewed the property for possible impairment. These strategic options include (a) the continued reconstruction and potential reopening of the hotel, which requires consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of the Company’s interest in the property prior to completing reconstruction. Based on this review, which included updating the Company’s estimate of the fair value of the property along with a change in the anticipated holding period, and after allocating $115,571,000 of the insurance settlement to property damage, during the quarter ended June 30, 2007, the Company recognized an impairment loss of $37,716,000 of which $12,070,000 relates to goodwill and $25,646,000 relates to property and equipment.

The following information summarizes the impairment loss of $37,716,000 recorded during the second quarter of 2007 (in thousands):

Total impairment of property and equipment through June 30, 2007	$141,217
Less insurance settlement allocated to property and equipment damage	(115,571)

Impairment loss—property and equipment	25,646

Impairment loss—goodwill	12,070

Total impairment loss	$37,716

15.	TERMINATION OF MANAGEMENT AGREEMENT

During the first quarter of 2006, the Company reached an agreement with Marriott Hotel Services, Inc. (MHS), the manager of its Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with MHS on or before December 29, 2006. Under the agreement, the Company was required to pay MHS an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee would not be required if the Company entered into a qualifying hotel management contract with MHS, or an affiliate, by December 31, 2008.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the second quarter of 2007, in connection with amending terms of various management agreements between affiliates of Marriott International (Marriott) and the Company, Marriott agreed to waive the additional termination fee that was due in 2009. As a result, the $4,408,000 previously recorded by the Company as a liability was reclassified as deferred credits and is being amortized as an offset to management fee expense over the expected remaining initial terms of the respective management agreements. At June 30, 2007, deferred credits of $4,384,000 are included in accounts payable and accrued expenses.

Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid MHS the initial termination fee of $5,000,000. The Company also agreed to reimburse MHS for estimated severance and relocation costs for MHS employees at the resort. For the six months ended June 30, 2007 and 2006, the Company recorded a (benefit) expense of $(400,000) and $9,695,000, respectively, for the present value of the termination fees and estimated severance and relocation costs, which is included in discontinued operations.

16.	SUBSEQUENT EVENTS

On July 31, 2007, the Company purchased Hotel Le Parc in Paris, France for €66,500,000 ($90,819,000). The acquisition was financed using borrowings under the bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

On August 1, 2007, the Company entered into a complete and final settlement on all its insurance claims related to damage and business interruption at the Hyatt Regency New Orleans for $143,008,000 (see note 14).

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

Overview

Strategic Hotels & Resorts, Inc., which we refer to herein as SHR or the Company, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels in North America and Europe. Our founder and accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Whitehall (an affiliate of Goldman, Sachs & Co.), and others. We made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code. On June 29, 2004, we completed our initial public offering, or IPO, of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C., or SH Funding, which currently holds substantially all of our assets. We are the sole managing member of our operating partnership and hold approximately 99% of its membership units as of June 30, 2007. We manage all business aspects of our operating partnership, including the sale and purchase of hotels, the investment in these hotels and the financing of our operating partnership and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHC LLC and its consolidated subsidiaries before the IPO and SHR, SH Funding and their subsidiaries after the IPO.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2007 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2006 and through June 30, 2007, we acquired the following properties:

Property	Acquisition Date	Amount Paid	Debt Assumed
		(in millions)	(in millions)
Hotel del Coronado (1)	January 9, 2006	$71.4	—
Four Seasons Washington, D.C.	March 1, 2006	$170.0	—
Westin St. Francis	June 1, 2006	$439.3	—
Ritz-Carlton Laguna Niguel	July 7, 2006	$327.7	$8.6
InterContinental Prague (2)	August 3, 2006	$75.8	$85.9
Marriott London Grosvenor Square	August 31, 2006	$207.6	—
Fairmont Scottsdale Princess (3)	September 1, 2006	$350.7	—
InterContinental Chicago (4)	May 9, 2007	$22.0	—

(1)	We acquired 45% ownership interests in the joint ventures that own Hotel del Coronado and an adjacent land parcel under development for our pro rata share of an agreed upon market value of $745.0 million. We account for these investments using the equity method.
(2)	We purchased our partner’s 65% interest in the entity that owns the InterContinental Prague.
(3)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.
(4)	We purchased our partner’s 15% interest in the entity that owns the InterContinental Chicago.

We sold the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport properties in 2006. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three and six months ended June 30, 2007 and 2006.

We define our Total Portfolio as properties that are wholly or partially owned or leased by us. We present certain information about our hotel operating results and statistics on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the reporting periods being presented.

Our Same Store Assets for purposes of the comparison of the three and six months ended June 30, 2007 and 2006 exclude the Hyatt Regency New Orleans, which was taken out of service in September 2005, the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square and the Fairmont Scottsdale Princess. Our Same Store Assets for purposes of the comparison of the six months ended June 30, 2007 and 2006 also exclude the Four Seasons Washington, D.C. In addition, we exclude the Hotel del Coronado, which we account for under the equity method, and all sold properties that are included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2007 and 2006 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2007	2006	2007	2006
Revenues:
Rooms	53.2%	54.5%	54.1%	54.5%
Food and beverage	34.0%	33.3%	32.8%	33.2%
Other hotel operating revenues	10.8%	9.4%	9.4%	9.1%

	98.0%	97.2%	96.3%	96.8%
Lease revenue	2.0%	2.8%	3.7%	3.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes corporate and premium business travelers who generally pay the highest average room rates, will generate higher rooms revenues. However, a greater percentage of certain group guests, which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services, may contribute to higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines.

Overall, our Total Portfolio RevPAR, excluding leased properties and unconsolidated joint ventures, increased to $190.78 during the six months ended June 30, 2007 from $168.39 during the six months ended June 30, 2006. With respect to Same Store Assets, RevPAR, excluding leased properties, increased to $175.20 for the six months ended June 30, 2007 from $160.96 for the six months ended June 30, 2006.

Hotel Operating Costs and Expenses. Our hotel operating costs and expenses for the six months ended June 30, 2007 and 2006 consist of the costs to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2007	2006	2007	2006
Hotel Operating Costs and Expenses:
Rooms	18.2%	18.6%	18.4%	18.7%
Food and beverage	32.2%	32.6%	31.6%	32.7%
Other departmental expenses	34.7%	35.5%	35.3%	36.1%
Management fees	5.5%	4.5%	5.2%	4.2%
Other hotel expenses	9.4%	8.8%	9.5%	8.3%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million and $1.1 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, share-based employee compensation plan expense, professional fees, travel expenses and office rent.

Recent Trends and Events

Recent Trends. The luxury hotels and resorts market continued to have strong leisure and business transient and group business demand. We expect strong demand to continue through the remainder of 2007, and we expect strength in the high-end meetings group business. Slow growth in new supply is helping us to sustain favorable pricing conditions at our properties, which should continue through the remainder of the year.

Recent Events. In addition to the recent trends described above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Hotel Acquisitions. On July 31, 2007, we purchased Hotel Le Parc in Paris, France for €66.5 million ($90.8 million). The acquisition was financed using borrowings under the bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

Sales of Hotels. On May 29, 2007, we entered into agreements to sell 49% interests in the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd (GIC Affiliate), an affiliate of GIC Real Estate Pts Ltd (GIC) for an approximate aggregate purchase price of $220.5 million. The transactions, which are expected to close in the third quarter of 2007, remain subject to customary closing conditions.

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

On August 1, 2007, we entered into a complete and final settlement of our property damage and business interruption insurance claims. The total settlement, net of deductibles, is for $143.0 million. Through June 30, 2007 we had received $86.4 million relating to these claims. Under the settlement, the final payment of $56.6 million will be received in the third quarter of 2007.

The insurers have not indicated what portion of the final settlement pertains to property damage and business interruption coverage. For business interruption, we have allocated $27.4 million related to the recovery of expenses incurred through June 30, 2007 and for the estimated amount of management fees that will be due to Hyatt Corporation from us under the terms of the management agreement based upon the settlement results. To the extent that actual amounts vary from our current estimates, we will recognize income or expense when such actual amounts are determined. The remainder of the settlement amount has been determined by us to be related to damage and impairment of the property.

In connection with completing the insurance settlement process, we have updated our ongoing evaluation and assessment of our strategic options with respect to the Hyatt Regency New Orleans property and have reviewed the property for possible impairment. These strategic options include (a) the continued reconstruction and potential reopening of the hotel, which requires consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of our interest in the property prior to completing reconstruction. Based on this review, which included updating our estimate of the fair value of the property along with a change in the anticipated holding period, and after allocating $115.6 million of the insurance settlement to property damage, during the quarter ended June 30, 2007, we recognized an impairment loss of $37.7 million of which $12.1 million relates to goodwill and $25.6 million relates to property and equipment.

Financings. During the six months ended June 30, 2007, we entered into the following mortgage loan and facility agreements:

Property	Date	Principal (in millions)		Interest
InterContinental Prague (1)	March 7, 2007	€104.0	($136.3)	EURIBOR + 1.25%
Fairmont Chicago	March 9, 2007	$123.8		LIBOR + 0.70%
Loews Santa Monica Beach Hotel	March 9, 2007	$118.3		LIBOR + 0.63%
Ritz-Carlton Half Moon Bay	March 9, 2007	$76.5		LIBOR + 0.67%

(1)	In this table, the principal amount of the facility agreement in U.S. dollars is based on the foreign exchange rate on March 7, 2007. The principal amount of the facility in U.S. dollars based on the foreign exchange rate on June 30, 2007 is $140.8 million.

In addition to the mortgage loan agreements described above, we also completed the following financing transactions during the six months ended June 30, 2007:

•

On March 9, 2007, we entered into a new $415.0 million bank credit agreement that replaced the previous $225.0 million bank credit facility agreement. Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum depending on a leverage test. On April 18, 2007, we increased our borrowing capacity on the bank credit facility to $500.0 million.

•	We used the proceeds from the above-mentioned mortgage loans to repay the $292.5 million balance of the Floating Rate CMBS Financing.

•

We used the proceeds from the €104.0 million InterContinental Prague facility to repay the €66.0 million mortgage debt secured by the InterContinental Prague hotel and to repay £20.0 million of the £77.3 million mortgage debt secured by the Marriott Grosvenor Square hotel.

•	We repaid the $90.0 mezzanine loan secured by interests in the Fairmont Scottsdale Princess hotel, which matured on March 9, 2007.

•	We purchased interest rate caps with notional amounts of $194.8 million and cap rates of 6.50% covering the Loews Santa Monica and Ritz-Carlton Half Moon Bay mortgage loan balances.

•	We executed interest rate swap agreements with a total notional amount of $200.0 million that convert floating rates to fixed rates.

Exchangeable senior notes. On April 4, 2007, we issued $150.0 million in aggregate principal amount of 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and on April 25, 2007, issued an additional $30.0 million of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value and the stated interest rate of 3.50% approximates the effective interest rate. We received proceeds of $175.6 million, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012 unless previously redeemed by us, repurchased by us or exchanged in accordance with their terms prior to such date.

The Exchangeable Notes can be exchanged for cash or shares of our common stock or a combination thereof, at our option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under the following circumstances:

(1) if during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter) the closing price per share of our common stock for at least 20 trading days in 30 consecutive trading days of the previous quarter is more than 130% of the applicable exchange price per share,

(2) if, for any five consecutive trading-day period, the trading price of the Exchangeable Notes on each trading day during such period is less than 95% of the product of the closing price per share of our common stock multiplied by the exchange rate on such trading day,

(3) we call the Exchangeable Notes for redemption,

(4) as described in the indenture, if we make specified distributions to holders of common stock or specified corporate transactions occur, or

(5) if our common stock ceases to be listed on a U.S. national or regional securities exchange.

The Exchangeable Notes may be exchanged based on an initial exchange rate of 36.1063 shares per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $27.70 per share and an exchange premium of approximately 20% based on a price of $23.08 per share of our common stock on March 29, 2007. Upon exchange, at our election, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of the note, or (ii) the exchange value, as defined. If the exchange value exceeds $1,000, we will also deliver, at our option, cash or common stock or a combination of cash and common stock for the exchange value in excess of $1,000. If the Exchangeable Notes are exchanged in connection with events specified in the indenture, we may be required to provide a make-whole premium in the form of an increase in the exchange rate, subject to a stated maximum amount. In addition, in connection with designated events, the holders may require us to purchase all or a portion of their Exchangeable Notes at a purchase price equal to 100% of the principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any.

The Exchangeable Notes are unsecured obligations which rank equally in right of payment with any other senior unsecured indebtedness we may incur and be effectively subordinated in right of payment to all of our secured indebtedness and to all liabilities and preferred equity of our subsidiaries. We are not subject to any financial covenants under the indenture.

In connection with the issuance of the Exchangeable Notes, we purchased call options for $9.9 million, which was recorded in additional paid in capital, to purchase approximately 0.9 million shares of our common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call options generally allow us to receive shares of our common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of our common stock is greater than the strike price of the call option transaction. If however the market value per share of the our common stock exceeds the $32.31 per common share then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the market value per share of our common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

We also entered into a registration rights agreement. Under the registration rights agreement, we have agreed to use our reasonable best efforts to file a shelf registration statement with the Commission within 150 days of the date of original issuance covering the resale of our common stock, if any, issuable upon exchange of the Exchangeable Notes, and to have the shelf registration statement declared effective within 240 days after the original issuance of the Exchangeable Notes. We must also use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any notes or restricted shares of our common stock outstanding. If we fail to comply with certain of our obligations under the registration rights agreement, we will be required to pay liquidated damages in the form of additional interest in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into our common stock during a period of registration default, the holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that we would be required to transfer if a registration default were to occur would be approximately $4.2 million in additional interest or approximately 195,000 additional shares. At June 30, 2007, we have no obligation recorded in our financial statements related to the registration rights agreement as we do not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25.0 million of the net proceeds were used to repurchase and retire approximately 1.1 million shares of our common stock. The remaining net proceeds were used to repay amounts outstanding under the bank credit facility.

Operating Results

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

The following table presents the operating results for the three months ended June 30, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 28. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	2007	Total Portfolio		Change (%)	2007	Same Store Assets		Change (%)
		2006	Change ($)			2006	Change ($)
Revenues:
Rooms	$137,765	$83,277	$54,488	65.4%	$84,322	$77,514	$6,808	8.8%
Food and beverage	88,132	51,196	36,936	72.1%	51,840	47,320	4,520	9.6%
Other hotel operating revenue	27,680	14,163	13,517	95.4%	14,221	12,832	1,389	10.8%

	253,577	148,636	104,941	70.6%	150,383	137,666	12,717	9.2%
Lease revenue	5,689	3,968	1,721	43.4%	5,689	3,968	1,721	43.4%

Total revenues	259,266	152,604	106,662	69.9%	156,072	141,634	14,438	10.2%

Operating Costs and Expenses:
Hotel operating expenses	178,679	106,381	72,298	68.0%	106,006	96,717	9,289	9.6%
Lease expense	3,886	3,395	491	14.5%	3,886	3,395	491	14.5%
Depreciation and amortization	26,040	14,594	11,446	78.4%	13,853	13,398	455	3.4%
Impairment losses on goodwill and hotel property	37,716	—	37,716	100.0%	—	—	—	—
Corporate expenses	8,062	6,916	1,146	16.6%	—	—	—	—

Total operating costs and expenses	254,383	131,286	123,097	93.8%	123,745	113,510	10,235	9.0%

Operating income	4,883	21,318	(16,435)	77.1%	$32,327	$28,124	$4,203	14.9%

Interest expense, net	(20,004)	(6,021)	(13,983)	232.2%

Loss on early extinguishment of debt	(160)	—	(160)	100.0%
Equity in earnings of joint ventures	4,556	672	3,884	578.0%
Foreign currency exchange (loss) gain	(2,015)	27	(2,042)	7,563.0%
Other (expenses) income, net	(60)	1,037	(1,097)	105.8%

(Loss) income before income taxes, minority interests and discontinued operations	(12,800)	17,033	(29,833)	175.1%
Income tax expense	(5,282)	(1,207)	(4,075)	337.6%
Minority interests	55	(840)	895	106.5%

(Loss) income from continuing operations	(18,027)	14,986	(33,013)	220.3%

Income from discontinued operations, net of tax and minority interests	158	2,636	(2,478)	94.0%

Net (loss) income	$(17,869)	$17,622	$(35,491)	201.4%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Asset operating income					$32,327	$28,124	$4,203	14.9%
Corporate expenses					(8,062)	(6,916)	(1,146)	16.6%
Corporate depreciation and amortization					(115)	(48)	(67)	139.6%
Non-Same Store Asset operating (loss) income					(19,267)	158	(19,425)	12,294.3%

Operating Income					$4,883	$21,318	$(16,435)	77.1%

Operating Data (1):
Number of hotels	19	15			13	13
Number of rooms	9,354	7,675			5,320	5,296

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in income from discontinued operations for the three months ended June 30, 2007 and 2006. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2006 that are included in income from discontinued operations.

Operating Income. Operating income for the Total Portfolio decreased $16.4 million, or 77.1%. This decrease in operating income is primarily due to the following events:

(a) a $36.9 million increase in a loss at the Hyatt Regency New Orleans primarily related to an impairment charge of $37.7 million; and

(b) a $1.1 million increase in corporate expenses as described below; partially offset by

(c) a $4.2 million increase attributable to the Same Store Assets as described below;

(d) a $4.6 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the hotel;

(e) a $4.2 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(f) a $3.5 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(g) a $3.3 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006; and

(h) a $1.7 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the three months ended June 30, 2007 and 2006 as described in the analysis below.

Rooms. For the Total Portfolio, rooms revenue increased $54.5 million, or 65.4%. Approximately $47.7 million of the increase in total portfolio rooms revenue is due to the acquisition of properties. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the three months ended June 30, 2007 increased by 12.0% from the three months ended June 30, 2006. The components of RevPAR for our Total Portfolio, excluding leased properties, for the three months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended June 30,
	2007	2006
Occupancy	77.09%	76.42%
Average daily rate	$256.03	$230.69
RevPAR	$197.37	$176.29

For the Same Store Assets, rooms revenue increased $6.8 million, or 8.8%. RevPAR from our Same Store Assets, excluding leased properties, for the three months ended June 30, 2007 increased by 8.2% from the three months ended June 30, 2006. The components of RevPAR from our Same Store Assets, excluding leased properties, for the three months ended June 30, 2007 and 2006 are summarized as follows:

	Three Months Ended June 30,
	2007	2006
Occupancy	76.48%	76.35%
Average daily rate	$251.31	$232.57
RevPAR	$192.20	$177.57

The 8.2% increase in RevPAR for the Same Store Assets, excluding leased properties, resulted from a 0.13 percentage-point increase in occupancy and an 8.1% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the InterContinental Miami hotel (15.7%), the InterContinental Chicago hotel (10.1%) and the Four Seasons Mexico City hotel (19.4%). These increases were offset by an 8.2% decrease in RevPAR at the Hyatt Regency Phoenix hotel.

Group demand in the Miami region has grown significantly in 2007 with groups willing to host meetings and events outside of the high demand season of January through March. The increase in demand resulted in an increase of average daily rates of 7.0% for group rooms and 19.0% for transient rooms at the InterContinental Miami hotel. The InterContinental Chicago hotel had a strong group demand for meetings and events held at the hotel. The demand at the InterContinental Chicago hotel resulted in average daily rate increases of 14.0% for group rooms and 12.0% for transient rooms. Corporate transient and group demand at the Four Seasons Mexico City was strong during the second quarter, which resulted in increases in average daily rates of 19.0% for group rooms and 8.0% for transient rooms.

Demand was significantly lower in the Phoenix region and at the Hyatt Regency Phoenix hotel during May 2007 because of fewer city-wide conventions and fewer group events held at the hotel as compared to the same period in the prior year. A 13.0% decrease in group occupancy at the hotel was offset by a 14.0% increase in the transient occupancy. However, because of the lower demand in the region, average daily rates decreased when compared to prior year.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $36.9 million, or 72.1%, which was primarily due to the acquisition of hotels, which increased food and beverage revenue by $32.4 million. For the Same Store Assets, food and beverage revenue increased $4.5 million, or 9.6%. The Same Store increase is primarily driven by the increases in food and beverage revenue at the Four Seasons Punta Mita Resort (18.6%), the InterContinental Chicago hotel (22.2%) and the Four Seasons Mexico City hotel (23.5%).

An increase of 11.3% in occupied rooms at the Four Seasons Punta Mita Resort has resulted in an increase in food and beverage revenue at the resort. In addition, the resort opened a new restaurant, the Bahai Grill, which generated significant revenue from both guests and non-guests. The increase in the food and beverage revenue at the InterContinental Chicago is due to higher group occupancy, which has resulted in more group banquet business. The higher group demand at the Four Seasons Mexico City hotel has also resulted in more group banquet business, which has increased the food and beverage revenue at the hotel.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $13.5 million, or 95.4%. For the Same Store Assets, other hotel operating revenue increased $1.4 million, or 10.8%. The Total Portfolio increase in other hotel operating revenue was mainly due to the acquisition of hotels, which increased other hotel operating revenue by $12.1 million. The significant other operating revenues generated by these newly acquired properties during the three months ended June 30, 2007 include:

•	spa and health club revenue of approximately $3.2 million,

•	cancellation/attrition revenue of approximately $1.4 million,

•	recreational services revenue of approximately $1.3 million,

•	parking revenue of approximately $1.2 million,

•	retail revenue of approximately $1.1 million,

•	space rental revenue of approximately $0.8 million, and

•	telephone services revenue of approximately $0.7 million.

For the Same Store Assets, the increase in other hotel operating revenue was driven by activity at the Four Seasons Punta Mita, which had an increase of approximately $0.4 million. The increase at the Four Seasons Punta Mita was driven by retail revenue generated from four new boutiques that opened late in 2006, commissions related to a villa rental program that was implemented during 2006 and increased spa revenue resulting from increases in occupancy levels at the hotel.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 43.4%. Lease revenue for the three months ended June 30, 2007 and 2006 includes lease revenue from the Paris Marriott and Hamburg Marriott. The increase in lease revenue can be attributed primarily to the performance at the Paris Marriott. There was significant demand in the Paris market, which led to higher occupancy rates and ADR. The hotel’s RevPAR increased by 20.9% when compared to the second quarter of 2006. The strong performance at the Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreement, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands).

	2007	Total Portfolio		Change(%)	2007	Same Store Assets		Change(%)
		2006	Change($)			2006	Change($)
Hotel operating expenses:
Rooms	$32,558	$20,053	$12,505	62.4%	$19,453	$18,301	$1,152	6.3%
Food and beverage	58,069	34,980	23,089	66.0%	34,128	31,998	2,130	6.7%
Other departmental expenses	61,073	36,793	24,280	66.0%	37,140	34,540	2,600	7.5%
Management fees	10,611	4,969	5,642	113.5%	5,979	4,125	1,854	44.9%
Other hotel expenses	16,368	9,586	6,782	70.7%	9,306	7,753	1,553	20.0%

Total hotel operating expenses	$178,679	$106,381	$72,298	68.0%	$106,006	$96,717	$9,289	9.6%

For the Total Portfolio, hotel operating expenses increased 68.0%. For the Same Store Assets, hotel operating expenses increased $9.3 million, or 9.6%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($2.1 million), base and incentive management fees ($1.9 million), insurance ($1.1 million), cost of food and beverage ($0.7 million), credit card commissions ($0.4 million), utilities ($0.4 million), real estate taxes ($0.4 million) and travel agent commissions ($0.3 million).

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $11.4 million, or 78.4%, for the three months ended June 30, 2007 as compared to the same period in 2006 due to the acquisitions of hotels.

Impairment Losses on Goodwill and Hotel Property. During the second quarter of 2007, we recorded an impairment loss of $37.7 million on the Hyatt Regency New Orleans due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property resulting from a re-evaluation of our plans for the property.

Corporate Expenses. Corporate expenses increased by $1.1 million, or 16.6%, for the three months ended June 30, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, share-based employee compensation expense, professional fees, travel expenses and office rent. The overall increase in corporate expenses is primarily attributable to:

•

a $0.5 million increase in legal fees, which primarily relate to transaction fees associated with the sale of 49% interests in the entities that own the InterContinental Chicago and the Hyatt Regency LaJolla,

•	a $0.5 million increase related to audit and accounting fees and

•	a $0.4 million increase in consulting fees, which primarily relate to the implementation of a new capital projects management and accounting system.

Interest Expense, Net. The $14.0 million, or 232.2%, increase in interest expense, net for the three months ended June 30, 2007 as compared to the three months ended 2006 was primarily due to:

•	a $14.2 million increase attributable to higher average borrowings primarily related to mortgage debt applicable to hotel acquisitions;

•	a $0.6 million increase in amortization of deferred financing costs; and

•	a $0.4 million decrease in interest income; offset by

•	a $0.5 million decrease due to lower average rates; and

•	a $0.7 million increase in capitalized interest.

The components of interest expense, net for the three months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Mortgage debt	$(19,251)	$(8,342)
Bank credit facility	(1,577)	(371)
Exchangeable senior notes	(1,576)	—
Amortization of deferred financing costs	(967)	(385)
Interest income	873	1,267
Capitalized interest	2,494	1,810

Total interest expense, net	$(20,004)	$(6,021)

The weighted average debt outstanding for the three months ended June 30, 2007 and 2006 amounted to $1.6 billion and $606.1 million, respectively, and the weighted average interest rates were 5.44% and 5.75%, respectively. At June 30, 2007, including the effect of interest rate swaps, 19.5% of our total debt had variable interest rates and 80.5% had fixed interest rates.

Equity in Earnings of Joint Ventures. On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel and began consolidating the property. Prior to August 3, 2006, we accounted for our investment in this joint venture under the equity method of accounting, and during the three months ended June 30, 2006, we recorded $0.3 million of equity in earnings of joint ventures related to the InterContinental Prague. The following table presents certain components included in the calculation of equity in earnings resulting from our 35% share of the operations of the InterContinental Prague (in thousands):

Three Months Ended June 30, 2006
Depreciation	$480
Interest	371
Income tax expense	155

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent parcel under development. During the three months ended June 30, 2007 and 2006, we recorded $4.8 million and $5,000, respectively, of equity in earnings of joint ventures related to these joint ventures. The significant increase in the equity in earnings is primarily due to the sale of residential condominium hotel units which were completed by the North Beach Venture in the second quarter of 2007.

The following table presents certain components included in the calculation of equity in earnings resulting from our 45% share of the operations of the Hotel del Coronado and the North Beach Venture (in thousands):

	Three Months Ended June 30,
	2007	2006
Depreciation	$1,493	$1,157
Interest	5,363	4,934
Income tax expense	232	150

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. Our equity in (losses) earnings of the joint venture amounted to $(0.2) million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.

Foreign Currency Exchange (Loss) Gain. There was a $2.0 million increase in the foreign currency exchange loss during the three months ended June 30, 2007 when compared to the same period in the prior year. This increase primarily relates to the translation of a Euro-denominated mortgage loan applicable to the InterContinental Prague hotel, which became a consolidated entity in August 2006.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The variance of $1.1 million in other (expenses) income, net is primarily attributable to asset management fees of $0.6 million for the three months ended June 30, 2006 earned under an agreement with SHC LLC that was terminated in November 2006 and a $0.5 million increase in state, local and franchise taxes.

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

For the three months ended June 30, 2007 and 2006, income tax expense related to continuing operations is summarized as follows (in thousands):

	2007	2006
Current tax (expense) benefit:
Europe	$(303)	$987
Mexico	(841)	(1,238)
United States	(425)	—

	(1,569)	(251)

Deferred tax (expense) benefit:
Europe	(109)	(330)
Mexico	71	174
United States	(3,675)	(800)

	(3,713)	(956)

Total income tax expense	$(5,282)	$(1,207)

A significant portion of the increase in the deferred tax expense from 2006 to 2007 relates to activity in the United States. The increase is primarily due to the sale of the North Beach Venture residential condominium hotel units in the second quarter of 2007.

Minority Interests. We record minority interest based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are also reflected as minority interest. Subsequent to May 9, 2007, we no longer record minority interest for the InterContinental Chicago hotel. Minority interest (excluding discontinued operations) in the operating partnership changed from $(0.2) million expense for the three months ended June 30, 2006 to $0.2 million income for the three months ended June 30, 2007 due to losses in 2007, which included an impairment charge of $37.7 million. Minority interest expense in consolidated affiliates decreased by $0.4 million.

Income from Discontinued Operations. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels,” we sold two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the three months ended June 30, 2007 and 2006. There were no hotels sold during 2007. Income from discontinued operations amounted to $0.2 million and $2.6 million for the three months ended June 30, 2007 and 2006, respectively.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

The following table presents the operating results for the six months ended June 30, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 28. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	2007	Total Portfolio		Change (%)	2007	Same Store Assets		Change (%)
		2006	Change ($)			2006	Change ($)
Revenues:
Rooms	$264,402	$150,195	$114,207	76.0%	$145,806	$133,654	$12,152	9.1%
Food and beverage	168,945	91,654	77,291	84.3%	88,269	81,613	6,656	8.2%
Other hotel operating revenue	53,846	25,766	28,080	109.0%	25,275	22,349	2,926	13.1%

	487,193	267,615	219,578	82.0%	259,350	237,616	21,734	9.1%
Lease revenue	10,101	7,769	2,332	30.0%	10,101	7,769	2,332	30.0%

Total revenues	497,294	275,384	221,910	80.6%	269,451	245,385	24,066	9.8%

Operating Costs and Expenses:
Hotel operating expenses	351,718	193,454	158,264	81.8%	185,966	169,702	16,264	9.6%
Lease expense	7,666	6,619	1,047	15.8%	7,666	6,619	1,047	15.8%
Depreciation and amortization	51,589	27,465	24,124	87.8%	25,115	24,736	379	1.5%
Impairment losses on goodwill and hotel property	37,716	—	37,716	100.0%	—	—	—	—
Corporate expenses	15,179	12,589	2,590	20.6%	—	—	—	—

Total operating costs and expenses	463,868	240,127	223,741	93.2%	218,747	201,057	17,690	8.8%

Operating income	33,426	35,257	(1,831)	5.2%	$50,704	$44,328	$6,376	14.4%

Interest expense, net	(40,074)	(12,055)	(28,019)	232.4%
Loss on early extinguishment of debt	(4,479)	—	(4,479)	100.0%
Equity in earnings (losses) of joint ventures	1,673	(947)	2,620	276.7%
Foreign currency exchange loss	(3,670)	(28)	(3,642)	13,007.1%
Other (expenses) income, net	(217)	2,706	(2,923)	108.0%

(Loss) income before income taxes, minority interests and discontinued operations	(13,341)	24,933	(38,274)	153.5%
Income tax expense	(6,574)	(2,871)	(3,703)	129.0%
Minority interests	(341)	(1,329)	988	74.3%

(Loss) income from continuing operations	(20,256)	20,733	(40,989)	197.7%

Income (loss) from discontinued operations, net of tax and minority interests	290	(828)	1,118	135.0%

Net (loss) income	$(19,966)	$19,905	$(39,871)	200.3%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Asset operating income					$50,704	$44,328	$6,376	14.4%
Corporate expenses					(15,179)	(12,589)	(2,590)	20.6%
Corporate depreciation and amortization					(215)	(87)	(128)	147.1%
Non-Same Store Asset operating (loss) income					(1,884)	3,605	(5,489)	152.3%

Operating Income					$33,426	$35,257	$(1,831)	5.2%

Operating Data (1):
Number of hotels	19	15			12	12
Number of rooms	9,354	7,675			5,109	5,085

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in income (loss) from discontinued operations for the six months ended June 30, 2007 and 2006. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2006 that are included in income (loss) from discontinued operations.

Operating Income. Operating income for the Total Portfolio decreased by $1.8 million, or 5.2%. This decrease in operating income is primarily due to the following events:

(a) a $36.8 million increase in the loss at Hyatt Regency New Orleans primarily related to an impairment charge of $37.7 million; and

(b) a $2.6 million increase in corporate expenses as described below; partially offset by

(c) a $6.4 million increase attributable to the Same Store Assets as described below;

(d) a $12.7 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(e) a $5.5 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(f) a $5.4 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the hotel;

(g) a $4.1 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006; and

(h) a $3.7 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the six months ended June 30, 2007 and 2006 as described in the analysis below.

Rooms. For the Total Portfolio, rooms revenue increased $114.2 million, or 76.0%. Approximately $102.1 million of the increase in rooms revenue is due to the acquisition of properties. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the six months ended June 30, 2007 increased by 13.3% from the six months ended June 30, 2006. The components of RevPAR for our Total Portfolio, excluding leased properties, for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Six Months Ended June 30,
	2007	2006
Occupancy	75.28%	74.34%
Average daily rate	$253.44	$226.51
RevPAR	$190.78	$168.39

For the Same Store Assets, rooms revenue increased $12.2 million, or 9.1%. RevPAR from our Same Store Assets, excluding leased properties, for the six months ended June 30, 2007 increased by 8.8% from the six months ended June 30, 2006. The components of RevPAR from our Same Store Assets, excluding leased properties, for the six months ended June 30, 2007 and 2006 are summarized as follows:

	Six Months Ended June 30,
	2007	2006
Occupancy	75.46%	74.06%
Average daily rate	$232.18	$217.34
RevPAR	$175.20	$160.96

The 8.8% increase in RevPAR for the Same Store Assets, excluding leased properties, resulted from a 1.4 percentage-point increase in occupancy and a 6.8% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the InterContinental Miami hotel (13.6%) and the Four Seasons Mexico City hotel (15.7%).

There was an 11.6% ADR increase at the InterContinental Miami mainly due to the city of Miami hosting the Super Bowl in February in the first quarter of 2007 and high group demand in the second quarter of 2007. The Four Seasons Mexico City had strong corporate transient demand and group demand in the first half of 2007, which resulted in occupancy increases of 6.9% and ADR increases of 8.3%.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $77.3 million, or 84.3%, which was primarily due to the acquisition of hotels, which increased food and beverage revenue by $70.6 million. For the Same Store Assets, food and beverage revenue increased $6.7 million, or 8.2%. The Same Store increase is primarily driven by increases in food and beverage revenue at the Four Seasons Punta Mita Resort (19.2%), the InterContinental Chicago hotel (19.3%) and the Fairmont Chicago (10.4%).

The food and beverage revenue increase at the Four Seasons Punta Mita was the result of an increase in occupied rooms and a new restaurant opening in late 2006, Bahai Grill, which has generated significant revenue from guests and non-guests at the resort. The group occupied rooms increased 9.9% at the InterContinental Chicago throughout the first six months of 2007, which resulted in an increase in food and beverage group catering revenue. The increase in food and beverage revenue at the Fairmont Chicago hotel was driven primarily by increases in social and local catering events.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $28.1 million, or 109.0%. For the Same Store Assets, other hotel operating revenue increased $2.9 million, or 13.1%. The Total Portfolio increase in other hotel operating revenue was mainly due to the acquisition of hotels, which increased other hotel operating revenues by $25.2 million. The significant other operating revenues generated by these newly acquired properties during the six months ended June 30, 2007 include:

•	spa and health club revenue of approximately $7.0 million,

•	parking revenue of approximately $2.7 million,

•	space rental revenue of approximately $2.4 million,

•	cancellation/attrition revenue of approximately $2.4 million,

•	recreational services revenue of approximately $2.3 million,

•	retail revenue of approximately $2.1 million and

•	telephone services revenue of approximately $1.8 million.

For the Same Store Assets, the increase in other hotel operating revenue was driven by activity at the Four Seasons Punta Mita, which had an increase of over $1.4 million. The increase at the Four Seasons Punta Mita was driven by retail revenue generated from four new boutiques that opened late in 2006, commissions related to a villa rental program that was implemented during 2006 and spa revenue, which increased due to an increase in occupied rooms at the resort.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 30.0%. Lease revenue for the six months ended June 30, 2007 and 2006 includes lease revenue from the Paris Marriott and Hamburg Marriott. The increase in lease revenue can be attributed primarily to the performance at the Paris Marriott. There was significant demand in the Paris market, which led to higher occupancy rates and ADR. The hotel’s RevPAR increased by 24.6% when compared to the first six months of 2006. The strong performance at the Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreement, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands):

	2007	Total Portfolio		Change(%)	2007	Same Store Assets		Change(%)
		2006	Change($)			2006	Change($)
Hotel operating expenses:
Rooms	$64,125	$35,992	$28,133	78.2%	$34,270	$31,713	$2,557	8.1%
Food and beverage	113,350	63,091	50,259	79.7%	58,622	55,486	3,136	5.7%
Other departmental expenses	121,819	68,708	53,111	77.3%	65,621	61,208	4,413	7.2%
Management fees	19,333	8,591	10,742	125.0%	9,731	7,198	2,533	35.2%
Other hotel expenses	33,091	17,072	16,019	93.8%	17,722	14,097	3,625	25.7%

Total hotel operating expenses	$351,718	$193,454	$158,264	81.8%	$185,966	$169,702	$16,264	9.6%

For the Total Portfolio, hotel operating expenses increased 81.8%. For the Same Store Assets, hotel operating expenses increased $16.3 million, or 9.6%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($2.8 million), base and incentive management fees ($2.5 million), insurance ($1.8 million), cost of food and beverage ($1.1 million), credit card commissions ($0.7 million), sales and marketing ($0.6 million), travel agent commissions ($0.5 million), expenses related to the Four Seasons Punta Mita villa rental program ($0.5 million), utilities ($0.5 million) and real estate taxes ($0.3 million).

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $24.1 million, or 87.8%, for the six months ended June 30, 2007 as compared to the same period in 2006 due to the acquisitions of hotels.

Impairment Losses on Goodwill and Hotel Property. During the second quarter of 2007, we recorded an impairment loss of $37.7 million on the Hyatt Regency New Orleans due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property resulting from a re-evaluation of our plans for the property.

Corporate Expenses. Corporate expenses increased by $2.6 million, or 20.6%, for the six months ended June 30, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, share-based employee compensation expense, professional fees, travel expenses and office rent. The overall increase in corporate expenses is in accordance with the growth of our hotel portfolio and is primarily attributable to:

•

a $0.9 million increase in legal fees, which primarily relate to transaction fees associated with the sale of 49% interests in the entities that own the InterContinental Chicago and the Hyatt Regency LaJolla,

•	a $0.9 million increase related to audit and accounting and tax fees and

•	a $0.5 million increase in consulting fees, which primarily relate to the implementation of a new capital projects management and accounting system.

Interest Expense, Net. The $28.0 million, or 232.4%, increase in interest expense, net for the six months ended June 30, 2007, as compared to the six months ended 2006 was primarily due to:

•	a $28.3 million increase attributable to higher average borrowings primarily related to mortgage debt applicable to hotel acquisitions;

•	a $0.9 million increase in amortization of deferred financing costs; and

•	a $0.6 million decrease in interest income; offset by

•	a $1.7 million increase in capitalized interest; and

•	a $0.1 million decrease due to lower average rates.

The components of interest expense, net for the six months ended June 30, 2007 and 2006 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
Mortgage debt	$(39,577)	$(16,496)
Bank credit facility	(4,282)	(699)
Exchangeable senior notes	(1,576)	—
Amortization of deferred financing costs	(1,633)	(767)
Interest income	1,800	2,421
Capitalized interest	5,194	3,486

Total interest expense, net	$(40,074)	$(12,055)

The weighted average debt outstanding for the six months ended June 30, 2007 and 2006 amounted to $1.6 billion and $608.5 million, respectively, and the weighted average interest rates were 5.62% and 5.65%, respectively. At June 30, 2007, including the effect of interest rate swaps, 19.5% of our total debt had variable interest rates and 80.5% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss on early extinguishment of debt of $4.5 million for the six months ended June 30, 2007. Approximately $3.0 million includes the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of the Floating Rate CMBS Financing. Another $0.8 million relates to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of the bank credit facility. The remaining balance consists of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Earnings (Losses) of Joint Ventures. On August 3, 2006, we acquired our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel and began consolidating the property. Prior to August 3, 2006, we accounted for our investment in this joint venture under the equity method of accounting, and during the six months ended June 30, 2006, we recorded $0.2 million of equity in earnings of joint ventures related to the InterContinental Prague. The following table presents certain components included in the calculation of equity in earnings resulting from our 35% share of the operations of the InterContinental Prague (in thousands):

Six Months Ended June 30, 2006
Depreciation	$1,011
Interest	718
Income tax expense	255

On January 9, 2006, our subsidiaries acquired a 45% joint venture ownership interest in SHC KSL Partners, LP, the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent parcel under development. During the six months ended June 30, 2007 and 2006, we recorded $2.0 million and $(1.4) million, respectively, of equity in earnings (losses) of joint ventures related to these joint ventures. The significant increase in the equity in earnings is primarily due to the sale of residential condominium hotel units which were completed by the North Beach Venture in the second quarter of 2007.

The following table presents certain components included in the calculation of equity in earnings (losses) resulting from our 45% share of the operations of the Hotel del Coronado and the North Beach Venture (in thousands):

	Six Months Ended June 30,
	2007	2006
Depreciation	$3,453	$2,455
Interest	10,396	9,233
Income tax expense	327	150

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. Our equity in (losses) earnings of the joint venture amounted to $(0.4) million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively.

Foreign Currency Exchange Loss. There was an increase of $3.6 million in foreign currency exchange loss during the six months ended June 30, 2007 when compared to the same period in the prior year. The increase primarily relates to the translation of a Euro-denominated mortgage loan applicable to the InterContinental Prague hotel, which became a consolidated entity in August 2006.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The variance of $2.9 million in other (expenses) income, net is primarily attributable to a decrease of $1.1 million in asset management fees resulting from a financing fee earned in 2006 but not in 2007 relating to an asset management agreement with the Hotel del Coronado and North Beach joint ventures, asset management fees of $1.3 million for the six months ended June 30, 2006 earned under an agreement with SHC LLC that was terminated in November 2006 and a $0.7 million increase in state and local taxes.

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

For the six months ended June 30, 2007 and 2006, income tax expense related to continuing operations is summarized as follows (in thousands):

	2007	2006
Current tax (expense) benefit:
Europe	$(584)	$1,139
Mexico	(2,090)	(2,751)
United States	(425)	—

	(3,099)	(1,612)

Deferred tax (expense) benefit:
Europe	(297)	(646)
Mexico	(203)	87
United States	(2,975)	(700)

	(3,475)	(1,259)

Total income tax expense	$(6,574)	$(2,871)

A significant portion of the increase in the deferred tax expense from 2006 to 2007 relates to activity in the United States. The increase is primarily due to the sale of the North Beach Venture residential condominium hotel units in the second quarter of 2007.

Minority Interests. We record minority interest based on the percentage of SH Funding we do not own. The earnings or losses from the InterContinental Chicago and Miami hotels attributable to the 15% minority interest are also reflected as minority interest. Subsequent to May 9, 2007, we no longer record minority interest for the InterContinental Chicago hotel. Minority interest (excluding discontinued operations) in the operating partnership changed from $(0.5) million expense for the six months ended June 30, 2006 to $0.3 million income for the six months ended June 30, 2007 due to losses during 2007, which included an impairment charge of $37.7 million. Minority interest expense in consolidated affiliates decreased by $0.2 million.

Income (Loss) from Discontinued Operations. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Trends and Events—Sales of Hotels,” we sold two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the six months ended June 30, 2007 and 2006. There were no hotels sold during 2007. Income (loss) from discontinued operations amounted to $0.3 million and $(0.8) million for the six months ended June 30, 2007 and 2006, respectively.

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

Capital expenditures for the six months ended June 30, 2007 and 2006 amounted to $54.1 million and $44.9 million, respectively. Included in the 2007 and 2006 capitalized amounts are $5.2 million and $3.5 million of capitalized interest, respectively. Capital expenditures for the six months ended June 30, 2007 and 2006 includes approximately $11.3 million and $21.6 million, respectively, to redevelop the Hyatt Regency New Orleans. For the remainder of the year ending December 31, 2007, we expect to fund hotel FF&E reserve projects of approximately $31.0 million and owner-funded projects of approximately $32.1 million. In addition, we expect to fund certain expenditures for reconstruction at the Hyatt Regency New Orleans through insurance proceeds.

Bank credit facility. On March 9, 2007, we entered into a bank credit agreement with a group of lenders led by Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. This agreement replaced the previous $225.0 million agreement that was entered into on November 9, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. The new agreement provides for a $500.0 million revolving credit facility. The agreement matures on March 9, 2011, subject to a one-year extension at our option. The agreement includes a $75.0 million letter of credit subfacility. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan, and SH Funding’s interests in certain subsidiaries have been pledged as collateral for this loan.

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80% at June 30, 2007), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At August 9, 2007, there was $187.0 million outstanding under this facility. At August 9, 2007, there were outstanding letters of credit of $11.8 million.

Our bank credit facility contains financial and other restrictive covenants. As of June 30, 2007, our ability to borrow under this facility is subject to financial covenants including:

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The credit facility also contains customary restrictive covenants, including, among other things, that asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis.

As of June 30, 2007, we are compliant with the above financial and other restrictive covenants.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties that we pursue.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including our degree of leverage, the value of our unencumbered assets (if any) and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of June 30, 2007, we had 889,443 restricted stock units outstanding, of which 546,637 were vested. In addition, we had 736,221 stock options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2006 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2006	75,406,727	975,855	76,382,582
Restricted stock units redeemed for common shares	28,260	—	28,260
Common shares repurchased	(1,083,188)	—	(1,083,188)

Outstanding at June 30, 2007	74,351,799	975,855	75,327,654

Cash Flows

Operating Activities. Net cash provided by operating activities was $79.6 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $53.5 million for the six months ended June 30, 2006. Cash flow from operations increased because of the increase in hotel operating income primarily resulting from newly acquired properties, which was offset by an increase in interest expense.

Investing Activities. Net cash used in investing activities was $69.8 million for the six months ended June 30, 2007, compared to net cash used in investing activities of $700.3 million for the six months ended June 30, 2006. The significant investing activities during these periods are summarized below:

•

We received $13.5 million and $20.0 million of insurance proceeds during the six months ended June 30, 2007 and 2006, respectively, as a result of the hurricane that struck our Hyatt New Orleans property in August 2005.

•	We completed the acquisition of our partner’s 15% interest in the InterContinental Chicago hotel for approximately $22.0 million in May 2007.

•

In the second quarter of 2007, we paid $12.5 million in escrow deposits in connection with potential hotel acquisitions. In the second quarter of 2006, we paid $16.5 million in escrow deposits in connection with our acquisition of the Ritz-Carlton Laguna Niguel hotel.

•	Restricted cash and cash equivalents decreased by $12.3 million during the six months ended June 30, 2007 primarily due to the release of insurance proceeds.

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado and an adjacent land parcel under development for approximately $50.1 million in January 2006.

•	We completed our acquisition of the La Solana Hotel and Villas development sites for approximately $12.0 million in March 2006.

•	We purchased the Four Seasons Washington, D.C. for approximately $169.7 million in March 2006.

•	We purchased the Westin St. Francis for approximately $438.8 million in June 2006.

•

We disbursed $54.1 million and $44.9 million during the six months ended June 30, 2007 and 2006, respectively, related to capital expenditures for renewals, replacements, room renovations and additions and redevelopment of the Hyatt Regency New Orleans.

Financing Activities. Net cash provided by financing activities was $17.3 million for the six months ended June 30, 2007 compared to net cash provided by financing activities of $739.4 million for the six months ended June 30, 2006. The significant financing activities during these periods are summarized below:

•

During the six months ended June 30, 2007, we made net payments on mortgage debt and other debt of $64.3 million. During the six months ended June 30, 2006, we received net proceeds from mortgages and other debt of $81.6 million.

•	During the six months ended June 30, 2007, we paid financing costs of $12.5 million.

•

During the six months ended June 30, 2007 and 2006, we paid quarterly distributions to common shareholders amounting to $35.5 million and $23.4 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $14.9 million and $9.6 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.5 million and $2.1 million, respectively.

•

We received net proceeds on the bank credit facility of $2.0 million during the six months ended June 30, 2007. We made net payments on the bank credit facility of $26.0 million during the six months ended June 30, 2006.

•	We received net proceeds from the issuance of Exchangeable Notes of $179.1 million during the six months ended June 30, 2007.

•	We paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes during the six months ended June 30, 2007.

•	We paid $25.0 million for the repurchase of common stock during the six months ended June 30, 2007.

•	During the six months ended June 30, 2006, we received proceeds from issuance of common stock, net of offering costs, of approximately $470.2 million.

•	During the six months ended June 30, 2006, we received proceeds from issuance of preferred stock, net of offering costs, of approximately $249.4 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (1)	$1,681,615	$1,539	$18,603	$1,558,919	$102,554
Interest on long-term debt obligations (2)	422,689	45,881	275,256	95,755	5,797
Operating lease obligations – ground leases and office space	13,078	313	1,966	1,387	9,412
Operating leases – Paris Marriott and Hamburg Marriott	459,473	10,158	60,949	40,633	347,733
Construction contracts (3)	4,125	4,125	—	—	—
Acquisition agreement – portion of mixed use building (3)	82,400	—	82,400	—	—

Total	$2,663,380	$62,016	$439,174	$1,696,694	$465,496

(1)	Long-term debt obligations include our mortgages, Exchangeable Notes and bank credit facility.
(2)	Interest on variable rate debt obligations is calculated based on the variable rates at June 30, 2007 and includes the effect of our interest rate swaps.
(3)	See “Item 1. Financial Statements – Note 12 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2007, $28.0 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred, and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At June 30, 2007, there was $17.5 million outstanding on the revolving credit facility. There are letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At June 30, 2007, our investment in the Partnerships amounted to $69.7 million. Our equity in earnings of the Partnerships is $2.0 million for the six months ended June 30, 2007.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. The construction loan bears interest at LIBOR plus 2.50% per annum. At June 30, 2007, there was no balance outstanding on the construction loan. As of January 9, 2006, the limited partners in the Hotel Venture issued a completion guarantee (pro rata based on their limited partnership interests) to GMAC. Under this agreement, the Hotel Venture limited partners have guaranteed the timely performance of the construction-related obligations in the construction loan documents.

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

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that will be sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2007, our investment in the joint venture amounted to $2.8 million. Our equity in losses of the joint venture is $(0.4) million for the six months ended June 30, 2007.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements – Note 11 Related Party Transactions” for a discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with FAS 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. There was no impairment on property and equipment or goodwill for 2006. We recorded impairment losses on goodwill and hotel property of $37.7 million for the three and six months ended June 30, 2007 on the Hyatt Regency New Orleans based on our impairment analysis in the second quarter of 2007.

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

•

New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we took the Hyatt Regency New Orleans hotel out of service. From the time the building was taken out of service through June 30, 2007, impairments totaling $141.2 million have been taken against the book value of the property of which $115.6 million is considered recoverable through insurance. As a result, the impairment loss recognized to date is $25.6 million. In addition, an impairment loss of $12.1 million was recognized related to goodwill. These impairments were based on our estimates of the property’s fair value using currently available information.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the statement of operations. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at either June 30, 2007 or December 31, 2006.

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

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007 and it did not have a material impact on our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

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

See “Item 2. Financial Statements—Note 9 Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2007.

As of June 30, 2007, our total outstanding mortgages, bank credit facility and Exchangeable Notes were approximately $1.7 billion, of which approximately $327.2 million, or 19.5%, was variable rate debt. Total variable debt excludes $975.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the swaps, increase by 20%, or approximately 106 basis points, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.5 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, or approximately 53 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.7 million annually.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of June 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2007, we substantially completed the implementation of a new capital projects management and accounting system. This system implementation was undertaken to enhance planning, monitoring and reporting on the status of capital projects and not in response to any identified deficiency or weakness in internal control over financial reporting.

Other than the change discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

The following risk factor updates the risk factor titled “Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance” in our annual report on Form 10-K for the year ended December 31, 2006.

Our New Orleans hotel property has been substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover.

Our Hyatt Regency New Orleans property has been substantially damaged by Hurricane Katrina that struck the Gulf Coast region in August 2005 and, as a result, the hotel’s operations have substantially ceased. The physical damage to the property and the interruption of the hotel’s operations has had, and is expected to have, a material adverse effect on our results of operations. A natural disaster producing the devastation of Hurricane Katrina is unprecedented in recent U.S. history and the recovery of the local economies and impacted industries in the affected regions will turn on the leadership and actions of federal, state and local governments, which are beyond our control. We can provide no assurance as to the timing and ultimate success of government led recovery efforts.

On August 1, 2007, we entered into a complete and final settlement of our property damage and business interruption insurance claims. Although we have reached settlement with our insurers, we cannot guarantee timely collection of such insurance proceeds related to these claims. Currently, our strategic options with respect to the Hyatt Regency New Orleans property include (a) the continued reconstruction and potential reopening of the hotel, which requires consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of our interest in the property prior to completing reconstruction. In the event we reconstruct the property, substantial capital expenditures will be required. In the event we determine to sell all or part of our interest in the property, we can make no guarantee or assurance as to whether we can identify parties interested in acquiring the property. In addition, if we are successful in completing a disposition of all or part of our interest in the property, we can make no guarantee or assurance as to the ultimate sales price. Under either scenario, we expect to incur operating losses at the property for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sale of Securities

None.

(b)	Use of Proceeds

None.

(c)	Issuer Purchases of Equity Securities

In March 2007, our board of directors approved a stock repurchase plan pursuant to which we may repurchase up to $25,000,000 of common stock in the open market or in private transactions for a per share amount not to exceed $25.00 in conformance with applicable law. The table below reflects repurchases for the three months ended June 30, 2007:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2007 – April 30, 2007	1,083,188	(1)	$23.08	1,083,188	—
May 1, 2007 – May 31, 2007	—		—	—	—
June 1, 2007 – June 30, 2007	—		—	—	—

(1)	Such shares were purchased in private transactions.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2007 annual meeting of our stockholders held on May 10, 2007, stockholders considered and voted upon:

1.	A proposal to elect eight directors (identified in the table below) to serve until the next annual meeting of stockholders and until such directors' successors are duly elected and qualify ("Proposal 1"); and

2.	A proposal to consider and vote upon the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 ("Proposal 2").

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes
Proposal 1

Robert P. Bowen	54,082,414	—	13,530,728	—
Michael W. Brennan	54,082,414	—	13,530,728	—
Edward C. Coppola	57,170,371	—	10,442,771	—
Kenneth Fisher	57,457,795	—	10,155,347	—
Laurence S. Geller	57,229,164	—	10,383,978	—
James A. Jeffs	57,458,043	—	10,155,099	—
Sir David Michels	53,907,244	—	13,705,898	—
William A. Prezant	57,171,371	—	10,441,771	—

Proposal 2	67,358,928	249,582	4,632	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
4.1	Indenture, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C., Strategic Hotel & Resorts, Inc. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

4.2	Registration Rights Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C, Strategic Hotel & Resorts, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

4.3	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among Strategic Hotel Funding, L.L.C and Strategic Hotel & Resorts, Inc. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.1	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223) filed on May 7, 2007 and incorporated herein by reference).

10.2	Form of Amended and Restated Limited Liability Company Agreement of SHC Michigan Avenue Mezzanine II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

10.3	Form of Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

*10.4	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between CIMS Limited Partnership and DND Hotel JV Pte Ltd

*10.5	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between Strategic Hotel Funding, L.L.C. and DND Hotel JV Pte Ltd

*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Forward-Looking Information and Risk Factors

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 9, 2007	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

August 9, 2007	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer