Form 10-Q
period 2007-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2007-11-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ________ to ________

Commission File No. 001-32223

STRATEGIC HOTELS & RESORTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Madison Street, Suite 1700, Chicago, Illinois	60606-3415
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 8, 2007 was 74,351,799.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2007	December 31, 2006
Assets
Property and equipment	$2,704,443	$2,644,120
Less accumulated depreciation	(319,597)	(268,991)

Net property and equipment	2,384,846	2,375,129

Goodwill	440,529	421,516
Intangible assets, net of accumulated amortization of $2,777 and $3,166	47,024	45,793
Investment in joint ventures	78,399	71,349
Cash and cash equivalents	117,220	86,462
Restricted cash and cash equivalents	57,712	73,400
Accounts receivable, net of allowance for doubtful accounts of $723 and $809	87,052	70,282
Deferred financing costs, net of accumulated amortization of $2,651 and $2,194	16,237	10,701
Deferred tax assets	41,398	43,555
Other assets	59,761	57,522

Total assets	$3,330,178	$3,255,709

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,333,347	$1,442,865
Exchangeable senior notes, net of discount	179,190	—
Bank credit facility	120,000	115,000
Accounts payable and accrued expenses	231,336	186,293
Distributions payable	18,224	18,175
Deferred tax liabilities	25,025	24,390
Deferred gain on sale of hotels	112,463	107,474
Insurance proceeds received in excess of insurance recoveries receivable	—	20,794

Total liabilities	2,019,585	1,914,991
Minority interests in SHR’s operating partnership	12,004	12,463
Minority interests in consolidated affiliates	29,430	10,965
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	97,553	97,553
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,351,799 and 75,406,727 common shares issued and outstanding, respectively)	742	753
Additional paid-in capital	1,199,496	1,224,400
Accumulated deficit	(292,189)	(265,435)
Accumulated other comprehensive income	13,842	10,304

Total shareholders’ equity	1,269,159	1,317,290

Total liabilities and shareholders’ equity	$3,330,178	$3,255,709

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rooms	$132,450	$108,577	$396,852	$258,772
Food and beverage	76,582	63,863	245,527	155,517
Other hotel operating revenue	25,987	21,062	79,833	46,828

	235,019	193,502	722,212	461,117
Lease revenue	7,228	7,938	17,329	15,707

Total revenues	242,247	201,440	739,541	476,824

Operating Costs and Expenses:
Rooms	33,583	27,909	97,708	63,901
Food and beverage	54,684	46,513	168,034	109,604
Other departmental expenses	61,915	51,076	183,734	119,784
Management fees	9,798	7,698	29,131	16,289
Other hotel expenses	18,086	13,071	51,177	30,143
Lease expense	3,986	3,798	11,652	10,417
Depreciation and amortization	26,819	21,892	78,408	49,357
Impairment losses and other charges	7,358	—	45,074	—
Corporate expenses	5,891	5,764	21,070	18,353

Total operating costs and expenses	222,120	177,721	685,988	417,848

Operating income	20,127	23,719	53,553	58,976

Interest expense	(23,966)	(15,835)	(65,840)	(30,311)
Interest income	1,084	843	2,884	3,264
Loss on early extinguishment of debt	(10,660)	—	(15,139)	—
Equity in earnings of joint ventures	6,539	1,201	8,212	254
Foreign currency exchange gain (loss)	125	158	(3,545)	129
Other income, net	468	852	251	3,559

(Loss) income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	(6,283)	10,938	(19,624)	35,871
Income tax (expense) benefit	(2,422)	114	(8,996)	(2,757)
Minority interest in SHR’s operating partnership	116	(154)	378	(694)
Minority interest in consolidated affiliates	(225)	58	(828)	(731)

(Loss) income before gain on sale of minority interests in hotel properties and discontinued operations	(8,814)	10,956	(29,070)	31,689
Gain on sale of minority interests in hotel properties, net of minority interests	84,792	—	84,792	—

Income from continuing operations	75,978	10,956	55,722	31,689
Income from discontinued operations, net of tax and minority interests	—	87,932	290	87,104

Net Income	75,978	98,888	56,012	118,793
Gain (loss) on currency translation adjustments	15,604	296	13,619	(891)
Loss on mark to market of derivatives	(22,454)	(17,099)	(10,121)	(7,789)

Comprehensive Income	$69,128	$82,085	$59,510	$110,113

Net Income	75,978	98,888	56,012	118,793
Preferred shareholder dividends	(7,461)	(7,461)	(22,385)	(17,081)

Net Income Available to Common Shareholders	$68,517	$91,427	$33,627	$101,712

Basic Income Per Share:
Income from continuing operations available to common shareholders per share	$0.92	$0.05	$0.45	$0.22
Income from discontinued operations per share	—	1.16	—	1.33

Net income available to common shareholders per share	$0.92	$1.21	$0.45	$1.55

Weighted-average common shares outstanding	74,793	75,570	75,162	65,740

Diluted Income Per Share:
Income from continuing operations available to common shareholders per share	$0.91	$0.05	$0.45	$0.22
Income from discontinued operations per share	—	1.16	—	1.32

Net income available to common shareholders per share	$0.91	$1.21	$0.45	$1.54

Weighted-average common shares outstanding	74,992	75,780	75,403	66,008

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$56,012	$118,793
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	(378)	1,825
Minority interest in consolidated affiliates	828	731
Deferred income tax expense (benefit)	3,779	(3,493)
Depreciation and amortization	78,408	51,892
Amortization of deferred financing costs and discount	2,700	1,350
Impairment losses and other charges	45,074	—
Loss on early extinguishment of debt	15,139	937
Equity in earnings of joint ventures	(8,212)	(254)
Share based compensation	3,421	2,269
Gain on sale of assets	—	(89,278)
Gain on sale of minority interests in hotel properties, net of minority interests	(84,792)	—
Foreign currency exchange loss	3,545	—
Recognition of deferred and other gains, net	(3,528)	(2,530)
Increase in accounts receivable	(21,010)	(26,902)
Insurance proceeds received	12,701	—
Decrease (increase) in other assets	1,176	(6,821)
Increase in accounts payable and accrued expenses	24,935	27,808

Net cash provided by operating activities	129,798	76,327

Investing Activities:
Proceeds from sales of assets	—	178,095
Proceeds from sale of minority interests in hotel properties	111,188	—
Acquisition of hotel property and equipment	(96,849)	(1,565,515)
Acquisition of land held for development	—	(31,425)
Acquisition of interest in joint ventures	—	(50,110)
Acquisition of interest in consolidated affiliates	(31,440)	—
Escrow deposits	(5,693)	—
Restricted and unrestricted cash acquired	1,549	16,771
Cash received from joint venture	766	921
(Increase) decrease in security deposits related to sale-leasebacks	(1,169)	947
Insurance proceeds received	62,092	40,000
Capital expenditures	(79,824)	(66,137)
Decrease (increase) in restricted cash and cash equivalents	15,688	(13,235)
Other investing activities	(1,254)	(1,418)

Net cash used in investing activities	(24,946)	(1,491,106)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	470,180
Proceeds from issuance of preferred stock, net of offering costs	—	249,350
Proceeds from bank credit facility	606,000	482,500
Payments on bank credit facility	(601,000)	(402,500)
Proceeds from mortgages and other debt	593,291	765,377
Payments on mortgage and other debt	(719,292)	(64,909)
Proceeds from exchangeable senior notes, net of discount	179,100	—
Purchase of call options	(9,900)	—
Financing costs	(23,042)	(4,959)
Distributions to common shareholders	(53,428)	(40,925)
Distributions to preferred shareholders	(22,385)	(17,081)
Distributions to holders of minority interests in SHR’s operating partnership	(747)	(2,359)
Distributions to holders of minority interests in consolidated affiliates	(1,164)	(1,911)
Common stock repurchase	(25,000)	—
Other financing activities	(221)	515

Net cash (used in) provided by financing activities	(77,788)	1,433,278

Effect of exchange rate changes on cash	3,694	444

Net change in cash and cash equivalents	30,758	18,943
Cash and cash equivalents, beginning of period	86,462	65,017

Cash and cash equivalents, end of period	$117,220	$83,960

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Nine Months Ended September 30,
	2007	2006
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Loss on mark to market of derivative instruments (see notes 2 and 9)	$10,252	$7,726

Redemption of units of non-managing member limited liability company interests in SH Funding	$—	$66,754

Distributions declared and payable to common shareholders (see note 8)	$17,938	$17,378

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 8)	$236	$251

Distributions payable to holders of minority interests in consolidated affiliates	$—	$340

Hyatt Regency New Orleans property damage and impairment recoverable through insurance (see note 4)	$82,886	$3,000

Mortgage and other debt assumed upon acquisition of properties	$—	$94,441

Capital expenditures included in accounts payable and accrued expenses	$341	$(23)

Cash Paid For:
Interest, net of interest capitalized (see note 7)	$59,381	$32,787

Income taxes, net of refunds	$5,871	$3,670

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2007, SHR’s portfolio included 21 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR’s accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997 by Laurence Geller, the Company’s President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. SHR made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the Code). On June 29, 2004, SHR completed its initial public offering (the IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels.

SHR operates as a self-administered and self-managed REIT, which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of its assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2007. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of September 30, 2007, SH Funding, through its subsidiaries and other entities, owned or leased the following 21 hotels:

1. Fairmont Chicago	12. Marriott Champs Elysees Paris (1)
2. Fairmont Scottsdale Princess	13. Marriott Hamburg (1)
3. Four Seasons Mexico City	14. Marriott Lincolnshire (2)
4. Four Seasons Punta Mita Resort	15. Marriott London Grosvenor Square (2)
5. Four Seasons Washington, D.C.	16. Ritz-Carlton Half Moon Bay
6. Hotel Le Parc—Paris, France	17. Ritz-Carlton Laguna Niguel
7. Hyatt Regency New Orleans	18. Westin St. Francis
8. Hyatt Regency Phoenix	19. Hyatt Regency LaJolla (3)
9. InterContinental Miami	20. InterContinental Chicago (3)
10. InterContinental Prague	21. Hotel del Coronado (4)
11. Loews Santa Monica Beach Hotel

(1)	The Company has leasehold interests in these properties.
(2)	These properties are subject to ground lease arrangements.
(3)	These properties are owned by consolidated affiliates.
(4)	This property is owned by an unconsolidated affiliate.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2007, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (see note 6). At September 30, 2007, SH Funding also owned 51% controlling interests in the entities that own the InterContinental Chicago and the Hyatt Regency LaJolla hotels, which are consolidated in the accompanying financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the financial statements for prior periods have been reclassified to conform to the current financial statement presentation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Restricted Cash and Cash Equivalents:

At September 30, 2007 and December 31, 2006, restricted cash and cash equivalents include $32,167,000 and $24,239,000, respectively, which will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At September 30, 2007 and December 31, 2006, restricted cash and cash equivalents also include reserves of $25,545,000 and $49,161,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs directly related to potential hotel acquisitions, joint ventures or other investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet pending determination that a transaction will be consummated or abandoned. If a transaction is consummated, these costs are capitalized as a cost of the hotel acquisition costs or investments in joint ventures. If a potential hotel

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

acquisition, joint venture or other investment opportunity is abandoned, these deferred costs are charged to expense. The Company expenses any internal costs related to the pursuit of acquisitions. At September 30, 2007 and December 31, 2006, other assets include $208,000 and $6,187,000, respectively, of deferred costs related to potential transactions (see note 4).

Minority Interests:

SHR’s minority interests pertain to SH Funding and certain other consolidated affiliates. The other consolidated affiliates include, (a) prior to September 1, 2007, an entity that owned the InterContinental Miami hotel and, prior to May 9, 2007, an entity that owned the InterContinental Chicago hotel (see note 3), (b) subsequent to August 31, 2007, the entities that own the InterContinental Chicago and Hyatt Regency LaJolla hotels and (c) SHR Prague Praha B.V. and its Czech subsidiaries that own and operate the InterContinental Prague hotel.

Minority interest in SH Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by the minority interests partners, all calculated based on the total units outstanding at the end of the period. Net income and other comprehensive income are allocated to minority interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by the minority interest partners, all calculated based on the weighted average days outstanding.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic income per share for the three and nine months ended September 30, 2007 and 2006 is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during each period. Diluted income per share is computed by dividing the net income available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of income from continuing operations available to common shareholders for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$75,978	$10,956	$55,722	$31,689
Preferred shareholder dividends	(7,461)	(7,461)	(22,385)	(17,081)

Income from continuing operations available to common shareholders	$68,517	$3,495	$33,337	$14,608

Denominator:
Weighted average common shares – basic	74,793	75,570	75,162	65,740
Restricted stock units	199	210	241	220
Stock options	—	—	—	48

Weighted average common shares – diluted	74,992	75,780	75,403	66,008

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of September 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Minority interests	976	1,083	976	1,083
Stock options and restricted stock units	865	670	865	—

In addition, the diluted income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 7) until the average share price of the Company’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Income:

SHR’s accumulated other comprehensive income results from mark to market of certain derivative financial instruments, unrealized gains or losses on foreign currency translation adjustments (CTA) and other adjustments.

The following table provides the detailed components of accumulated other comprehensive income (in thousands):

	Derivative Adjustments	Currency Translation and Other Adjustments	Accumulated Other Comprehensive Income
Balance at January 1, 2007	$(2,860)	$13,164	$10,304
Mark to market of derivative instruments	(10,558)	—	(10,558)
Reclassification to equity in earnings of joint ventures	437	—	437
CTA activity	—	13,619	13,619
Adjustment for minority interest ownership in SH Funding and other items	(131)	171	40

Balance at September 30, 2007	$(13,112)	$26,954	$13,842

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHR has operations do not recognize REITs under their respective tax laws. Accordingly, SHR is subject to tax in those jurisdictions.

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

For the three and nine months ended September 30, 2007 and 2006, income tax (expense) benefit related to continuing operations is summarized as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Current tax (expense) benefit:
Europe	$(1,114)	$(492)	$(1,698)	$648
Mexico	(1,024)	(166)	(3,114)	(2,917)
United States	20	—	(405)	—

	(2,118)	(658)	(5,217)	(2,269)

Deferred tax (expense) benefit:
Europe	(127)	(451)	(424)	(1,097)
Mexico	653	904	450	990
United States	(830)	319	(3,805)	(381)

	(304)	772	(3,779)	(488)

Total income tax (expense) benefit	$(2,422)	$114	$(8,996)	$(2,757)

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008. The Company is currently evaluating the impact of the adoption of this statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for the Company on January 1, 2008. The provisions of this statement are required to be applied prospectively. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

3.	PROPERTY AND EQUIPMENT

The following summarizes SHR’s investment in property and equipment as of September 30, 2007 and December 31, 2006, excluding unconsolidated joint ventures (in thousands):

	2007	2006
Land	$415,965	$394,914
Land held for development	64,511	61,787
Leasehold interest	13,566	11,633
Buildings	1,742,431	1,715,938
Building improvements	15,646	22,392
Site improvements	53,249	56,112
Furniture, fixtures and equipment	348,946	300,865
Improvements in progress	50,129	80,479

Total property and equipment	2,704,443	2,644,120
Less accumulated depreciation	(319,597)	(268,991)

Net property and equipment	$2,384,846	$2,375,129

Consolidated hotel properties	20	19
Consolidated hotel rooms	9,471	9,321

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of September 30, 2007 and December 31, 2006, excluding unconsolidated joint ventures:

	2007	2006
Southern California	18.8%	19.1%
Northern California	18.3	18.4
Phoenix/Scottsdale, AZ	14.2	14.3
Chicago, IL	13.9	13.5
Washington, D.C.	5.6	5.5
Miami, FL	4.3	4.0
New Orleans, LA	0.8	5.1

United States	75.9	79.9
Mexico	6.9	6.7
London, England	6.9	6.6
Prague, Czech Republic	6.7	6.3
Paris, France	3.6	0.5

Total	100.0%	100.0%

Acquisition of Hotel Le Parc

On July 31, 2007, the Company purchased the 116-room Hotel Le Parc in Paris, France for approximately $93,595,000, including acquisition costs. The acquisition was financed using borrowings under the Company’s $500,000,000 revolving loan (Bank Credit Facility) (see note 7) and the facility secured by the Marriott London Grosvenor Square hotel. The following is a summary of the preliminary allocation of the purchase price for the acquisition (in thousands):

Land	$16,452
Building	52,398
Site improvements	35
Furniture, fixtures and equipment	7,881
Goodwill	18,053
Net working capital	(1,224)

$93,595

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Hotel Le Parc Performance Guarantee

In connection with the acquisition of Hotel Le Parc, the Company entered into a management agreement with an affiliate of Marriott International (Marriott). A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000. The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement.

Acquisition of Minority Interests

On May 9, 2007, SHR purchased its partner’s 15% interest in the entity that owns the InterContinental Chicago hotel for approximately $22,042,000, including acquisition costs. On September 1, 2007, SHR purchased its partner’s 15% interest in the entity that owns the InterContinental Miami hotel for approximately $9,398,000, including acquisition costs. The acquisitions were funded using borrowings under the Bank Credit Facility. The acquisitions were accounted for as step acquisitions under purchase accounting resulting in the following preliminary allocations (in thousands):

	InterContinental Chicago	InterContinental Miami
Land	$1,630	$2,122
Building	10,173	4,395
Site improvements	17	13
Furniture, fixtures and equipment	1,238	975
Goodwill	2,561	—
Intangible assets	80	—
Elimination of minority interest	7,010	2,000
Distribution payable	91	—
Net working capital	(758)	(107)

	$22,042	$9,398

Gain on Sale of Minority Interests in Hotel Properties

Effective August 31, 2007, the Company closed on its previously announced transactions to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for a gross aggregate sale price of $220,500,000. At the time of the closing of the transactions, the hotels were encumbered by mortgage loans totaling an aggregate of $218,500,000, with a 49% interest in such mortgage loans equaling $107,065,000. The net proceeds to the Company totaled approximately $111,188,000 after prorations related to assets and liabilities of the hotels and closing costs. The Company recognized a gain on the sale of approximately $84,792,000, net of minority interests, during the third quarter of 2007. The Company holds the remaining 51% interest in each hotel and has entered into long-term asset management agreements with the ventures.

4.	IMPAIRMENT AND OTHER CHARGES

Hyatt Regency New Orleans Impairment Charge

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the hotel’s business, and the hotel has effectively ceased operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

On August 1, 2007, the Company entered into a complete and final settlement of its property damage and business interruption insurance claims. The total settlement, net of deductibles, was for $143,008,000. At September 30, 2007, the Company had received the full settlement relating to these claims.

The insurers did not indicate what portion of the final settlement pertained to property damage and business interruption coverage. For business interruption, the Company allocated $27,437,000 to the recovery of expenses and for the estimated amount of management fees that will be due to Hyatt Corporation from the Company under the terms of the management agreement based upon the settlement results. To the extent that actual amounts vary from our current estimates, we will recognize income or expense when such actual amounts are determined. The remainder of the settlement amount has been determined by the Company to be related to damage and impairment of the property.

In connection with completing the insurance settlement process, the Company updated its ongoing evaluation and assessment of its strategic options with respect to the Hyatt Regency New Orleans property and reviewed the property for possible impairment. The strategic options included (a) the continued reconstruction and potential reopening of the hotel, which required consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of the Company’s interest in the property prior to completing reconstruction. Based on this review, which included updating the Company’s estimate of the fair value of the property along with a change in the anticipated holding period, and after allocating $115,571,000 of the insurance settlement to property damage, during the nine months ended September 30, 2007, the Company recognized an impairment loss of $37,716,000 of which $12,070,000 relates to goodwill and $25,646,000 relates to property and equipment. On October 8, 2007, the Company signed an agreement to sell the Hyatt Regency New Orleans. The transaction, which is expected to close in the fourth quarter of 2007, remains subject to satisfaction of certain contingencies and customary closing conditions (see note 15).

The following information summarizes the impairment loss of $37,716,000 recorded during the nine months ended September 30, 2007 (in thousands):

Total impairment of property and equipment through September 30, 2007	$141,217
Less insurance settlement allocated to property and equipment damage	(115,571)

Impairment loss – property and equipment	25,646
Impairment loss – goodwill	12,070

Impairment loss	$37,716

Abandoned Transaction Charge

During the fourth quarter of 2006 and the first half of 2007, the Company incurred direct costs in connection with its planned formation of a joint venture or publicly traded European entity for its European hotel assets. Due to unfavorable market conditions, the Company determined in the third quarter of 2007 to abandon the plan in its current form. In connection therewith, the Company recorded a charge of $7,358,000 in the third quarter of 2007 to write off previously deferred costs relating to this potential transaction.

5.	DISCONTINUED OPERATIONS

The results of operations of hotels that have been sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During 2006, SHR sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hotel operating revenues	$—	$7,912	$—	$42,822

Operating costs and expenses	—	6,775	(286)	42,587
Depreciation and amortization	—	—	—	2,535

Total operating costs and expenses	—	6,775	(286)	45,122

Operating income (loss)	—	1,137	286	(2,300)
Interest expense	—	(618)	—	(1,918)
Interest income	—	31	4	131
Loss on early extinguishment of debt	—	(937)	—	(937)
Income tax benefit	—	281	—	3,981
Gain on sale	—	89,300	—	89,278
Minority interest expense	—	(1,262)	—	(1,131)

Income from discontinued operations	$—	$87,932	$290	$87,104

6.	INVESTMENT IN JOINT VENTURES

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest in and acted as asset manager for a joint venture that owned the InterContinental Prague and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owned the InterContinental Prague and ceased accounting for the investment using the equity method of accounting. As of August 3, 2006, SHR eliminated its investment ($14,987,000) in the joint venture. SHR’s equity in earnings of the joint venture amounted to $42,000 and $222,000 for the three and nine months ended September 30, 2006, respectively.

Investments in the Hotel del Coronado and North Beach Ventures

On January 9, 2006, subsidiaries of SHR closed the acquisition of 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company accounts for the Partnerships using the equity method of accounting. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $336,000 and $257,000 for the three months ended September 30, 2007 and 2006, respectively and $957,000 and $1,845,000 for the nine months ended September 30, 2007 and 2006, respectively, and are included in other income, net on the consolidated statements of operations.

At September 30, 2007 and December 31, 2006, SHR’s investment in the Partnerships totaled $75,295,000 and $68,215,000, respectively. SHR’s equity in earnings (losses) of the Partnerships amounted to $6,210,000 and $918,000 for the three months ended September 30, 2007 and 2006, respectively, and $8,243,000 and $(518,000) for the nine months ended September 30, 2007 and 2006, respectively. This amount includes the Company’s 45% interest in the Partnerships after elimination of fees earned under the asset management agreements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is the summary combined statements of operations of the Hotel and North Beach Ventures, which, through their affiliated subsidiaries, own and operate the Hotel del Coronado and North Beach Venture development, for the three months ended September 30, 2007 and 2006, the nine months ended September 30, 2007 and the period from January 9, 2006 through September 30, 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2007	Period From January 9, 2006 to September 30, 2006
	2007	2006
Hotel operating revenue	$43,421	$40,153	$107,995	$101,259
Hotel condominium sales	48,135	—	94,807	—

Total revenues	91,556	40,153	202,802	101,259

Expenses:
Operating expenses	23,824	21,703	66,296	59,782
Hotel condominium cost of sales	33,685	—	65,648	—
Depreciation and amortization	3,482	2,953	9,599	8,409
Interest expense	11,928	11,435	34,735	32,408
Loss on disposal of assets	—	—	539	—
Other expense, net	358	984	1,267	1,530
Income tax expense	2,143	750	2,100	900

Total expenses	75,420	37,825	180,184	103,029

Net income (loss)	$16,136	$2,328	$22,618	$(1,770)

The following is the summary combined balance sheets of the Hotel and the North Beach Ventures as of September 30, 2007 and December 31, 2006 (in thousands):

	2007	2006
Property and equipment, net	$322,936	$313,813
Intangible assets, net	49,217	49,353
Goodwill	23,401	23,401
Condominium hotel development project	6,503	41,430
Cash and cash equivalents	49,370	7,053
Restricted cash and cash equivalents	220	5,409
Other assets	25,110	21,344

Total assets	$476,757	$461,803

Mortgage and other debt	$627,523	$616,000
Construction loan	—	24,643
Other liabilities	33,936	30,738

Total liabilities	661,459	671,381

Partners’ deficit	(184,702)	(209,578)

Total liabilities and partners’ deficit	$476,757	$461,803

Investment in the Four Seasons Residence Club Punta Mita

The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort hotel in Mexico. At September 30, 2007 and December 31, 2006, SHR’s investment amounted to $3,104,000 and $3,134,000, respectively. SHR’s equity in earnings (losses) of the joint venture amounted to $329,000 and $241,000 for the three months ended September 30, 2007 and 2006, respectively, and $(31,000) and $550,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

During the nine months ended September 30, 2007, the following transactions occurred (in thousands):

Balance at December 31, 2006	$1,442,865
Scheduled principal amortization prior to maturity	(2,131)
Borrowings:
InterContinental Prague (a)	136,291
Ritz-Carlton Half Moon Bay (b)	76,500
Loews Santa Monica Beach Hotel (c)	118,250
Fairmont Chicago (d)	123,750
Repayments:
Floating rate loan (e)	(292,495)
Fairmont Scottsdale Princess (f)	(90,000)
InterContinental Prague (a)	(86,539)
Marriott London Grosvenor Square (a)	(39,328)
Repayment of Ritz-Carlton Laguna Niguel loan payable (g)	(8,550)
Currency translation adjustments	6,857

Balance at June 30, 2007	1,385,470
Scheduled principal amortization prior to maturity	(749)
Borrowings:
Marriott London Grosvenor Square (h)	41,000
Hyatt Regency LaJolla (i)	97,500
Debt defeasance (j)	(199,500)
Currency translation adjustments	9,626

Balance at September 30, 2007	$1,333,347

(a)	On February 20, 2007, the Company entered into a facility agreement with Aareal Bank. The facility agreement provides the Company with a €104,000,000 revolving loan. On March 7, 2007, the Company completed a draw on the facility of €104,000,000 ($136,291,000 based on the foreign exchange rates at March 7, 2007) and used the proceeds to retire the existing mortgage (principal balance of €66,036,000 or $86,539,000 at March 7, 2007) and to repay on March 27, 2007 £20,000,000 ($39,328,000 based on the foreign exchange rate at March 27, 2007) of the £77,250,000 loan secured by the Marriott London Grosvenor Square hotel. The loan is secured by the InterContinental Prague hotel. At the Company’s option, the revolving loan will mature March 4, 2008 or be converted to a term loan that would mature March 7, 2012. Interest is payable quarterly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period. At maturity, the principal and any unpaid interest are due.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(b)	On March 9, 2007, the Company entered into a mortgage loan with Column Financial, Inc. The principal amount of the loan is $76,500,000 and interest accrues at LIBOR plus 0.67% per annum. The loan is secured by the Ritz-Carlton Half Moon Bay. The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.

(c)	On March 9, 2007, the Company entered into a mortgage loan with JPMorgan Chase Bank, N.A. The principal amount of the loan is $118,250,000 and interest accrues at LIBOR plus 0.63% per annum. The loan is secured by the Loews Santa Monica Beach Hotel. The loan matures on March 9, 2009, subject to three one-year extensions at the Company’s option. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.

(d)	On March 9, 2007, the Company entered into a mortgage loan with Metropolitan Life Insurance Company. The principal amount of the loan is $123,750,000 and interest accrues at LIBOR plus 0.70% per annum. The loan is secured by the Fairmont Chicago hotel and matures on April 1, 2012. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable.

(e)	On March 9, 2007, proceeds from three mortgage financings described above were used to retire a $292,495,000 outstanding balance on a floating rate loan portfolio secured by six hotel properties. Interest was payable monthly at LIBOR plus 0.85%. In connection with the repayment, SHR wrote off the unamortized deferred financing costs and paid prepayment penalties applicable to the debt. These costs amounted to $3,038,000 and are included in loss on early extinguishment of debt for the nine months ended September 30, 2007.

(f)	On March 9, 2007, the $90,000,000 mezzanine loan on the Fairmont Scottsdale Princess was repaid with borrowings on the Bank Credit Facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs applicable to the debt. These costs amounted to $185,000 and are included in loss on early extinguishment of debt for the nine months ended September 30, 2007.

(g)	In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel, SHR assumed a loan payable to an affiliate of the hotel manager. On May 17, 2007, the outstanding loan balance of $8,550,000 was repaid. Interest on the loan accrued at LIBOR plus 3.5%. Interest was payable monthly and principal payments were based on available FF&E reserves.

(h)	On July 27, 2007, the Company completed a draw of £20,000,000 ($41,000,000 based on the foreign exchange rate at July 27, 2007) on the loan facility secured by the Marriott London Grosvenor Square hotel and used the proceeds to partially fund the acquisition of Hotel Le Parc.

(i)	On August 31, 2007, the consolidated affiliate that owns the Hyatt Regency LaJolla hotel entered into a mortgage loan agreement with Metropolitan Life Insurance Company. The principal amount of the loan is $97,500,000 and interest accrues at one-month LIBOR plus 1.00% per annum. The loan is secured by the Hyatt Regency LaJolla and matures on September 1, 2012. Interest is paid monthly, until maturity, at which time the principal and any unpaid interest are payable. The proceeds were used to pay down a portion of the Bank Credit Facility, which had been drawn upon to complete the debt defeasance transaction described below.

(j)	On August 23, 2007, SHR defeased the $199,500,000 outstanding balance of the fixed rate mortgage loan secured by the Hyatt Regency New Orleans, Hyatt Regency Phoenix and the Hyatt Regency LaJolla hotels. To complete the defeasance, SHR purchased United States government securities sufficient to make the monthly debt service payments due under the loan agreement. The defeasance was financed using borrowings on the Bank Credit Facility. The government securities were substituted for the hotels that originally served as collateral for the loan. As part of the defeasance, the government securities and the debt were transferred to a third party successor borrower who is the primary obligor with respect to the defeased debt. As such, this debt is no longer reflected in the accompanying consolidated balance sheet. SHR incurred defeasance costs and wrote off the unamortized deferred financing costs applicable to this debt. These costs amounted to $10,660,000 and are included in loss on early extinguishment of debt for the three and nine months ended September 30, 2007.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Exchangeable Senior Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007, issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012 unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

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

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid-in capital, to purchase approximately 0.9 million shares of the Company’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

adjustment in certain circumstances). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact on the Company as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of the Company’s common stock is greater than the strike price of the call option transaction. If however the market value per share of the Company’s common stock exceeds the $32.31 per common share then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the market value per share of the Company’s common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

The Company also entered into a registration rights agreement. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any notes or restricted shares of the Company’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, the holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $3,900,000 in additional interest or approximately 195,000 additional shares, if the Exchangeable Notes were exchanged. At September 30, 2007, the Company has no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds were used to repurchase and retire approximately 1.1 million shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Bank Credit Facility.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and is expected to require retrospective application. The Company is currently assessing the impact this proposed FSP will have on its consolidated financial statements but cannot determine whether such accounting treatment will eventually be adopted by the FASB.

Bank Credit Facility:

On March 9, 2007, SH Funding entered into a Bank Credit Facility agreement with a group of lenders led by Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. This agreement replaced the previous $225,000,000 bank credit facility agreement that was initially entered into on November 5, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. SHR wrote off $796,000 of unamortized deferred financing costs applicable to the $225,000,000 bank credit facility, which is included in loss on early extinguishment of debt

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

for the nine months ended September 30, 2007. The new agreement provides for a $500,000,000 revolving loan. The agreement expires March 9, 2011 and is subject to a one-year extension at the borrower’s option. Under the agreement, SHR has a letter of credit sub-facility of $75,000,000, which is secured by the Bank Credit Facility. Letters of credit reduce the borrowing capacity under the Bank Credit Facility. Under the provisions of the credit agreement, five properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or borrowing capacity under the credit agreement will be reduced. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

Interest is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of September 30, 2007) depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2007. At September 30, 2007 and December 31, 2006, $120,000,000 and $115,000,000, respectively, was outstanding under the Bank Credit Facility and the weighted-average interest rate for the nine months ended September 30, 2007 was 6.47%. The Company had outstanding letters of credit of $28,750,000 at September 30, 2007 (see note 12).

Debt Maturity:

The following table summarizes the aggregate maturities (including extension options) for all mortgages and other debt payable, Exchangeable Notes and Bank Credit Facility as of September 30, 2007 (in thousands):

Years ended December 31,	Amounts
2007 (remainder)	$—
2008	—
2009	—
2010	8,664
2011	619,664
Thereafter	1,004,209

Total	$1,632,537

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $1,449,000 and $2,171,000 for the three months ended September 30, 2007 and 2006, respectively, and $6,644,000 and $5,658,000 for the nine months ended September 30, 2007 and 2006, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $977,000 and $530,000 for the three months ended September 30, 2007 and 2006, respectively, and $2,610,000 and $1,350,000 for the nine months ended September 30, 2007 and 2006, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $45,000 and $90,000 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, LIBOR, EURIBOR and three-month GBP LIBOR were 5.12%, 4.41% and 6.30%, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2006 (excluding 975,855 units of SH Funding outstanding at September 30, 2007 and December 31, 2006, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at December 31, 2006	75,407
Restricted stock units redeemed for common shares	28
Common shares repurchased	(1,083)

Outstanding at September 30, 2007	74,352

Distributions:

Distributions are declared quarterly to holders of the Company’s common shares and to operating partnership unitholders. The Company’s board of directors declared a distribution of $0.24 per share for the third quarter of 2007. The distribution was paid on October 10, 2007.

Distributions are declared quarterly to holders of the Company’s preferred stock. The Company’s board of directors declared quarterly distributions of $0.53125 per share of 8.50% Series A Cumulative Redeemable Preferred Stock, $0.51563 per share of 8.25% Series B Cumulative Redeemable Preferred Stock and $0.51563 per share of 8.25% Series C Cumulative Redeemable Preferred Stock for the third quarter of 2007. These distributions were paid on September 28, 2007.

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. To date, SHR has not experienced any credit losses on derivatives.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other income, net, as appropriate. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

Relating to these instruments, the following amounts were recorded for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Other income, net	$—	$62	$—	$(10)
Equity in earnings of joint ventures	$(171)	$(108)	$(470)	$(68)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The market values of the Company’s interest rate caps and swaps as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

Liability	2007	2006
Interest rate caps	$(4)	$(36)
Interest rate swaps	$(12,323)	$(2,467)

Interest Rate Caps:

On March 9, 2007, SHR purchased two interest rate caps with a LIBOR strike price of 6.50%. These caps expire on March 15, 2009. The interest rate caps have notional amounts of $76,500,000 and $118,250,000 that cover the loans secured by the Ritz-Carlton Half Moon Bay and Loews Santa Monica Beach hotels, respectively.

At September 30, 2007, the aggregate notional amount of SHR’s interest rate caps was $944,750,000. These caps have LIBOR strike prices ranging from 5.0% to 8.5% and expiration dates ranging from November 2007 to March 2009.

Unlike the Company’s swaps described below, the caps as of September 30, 2007 have not been designated as hedges and therefore, the mark to market of the caps is recorded in earnings.

Interest Rate Swaps:

On March 15, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.81% and mature on December 2009. On March 16, 2007, the Company executed $100,000,000 in corporate interest rate swap agreements that have fixed pay rates against LIBOR of 4.84% and mature on July 2012.

At September 30, 2007, the aggregate notional amount of SHR’s interest rate swaps was $975,000,000, excluding the forward-starting interest rate swaps described below. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. The Company’s swaps as of September 30, 2007 have been designated as cash flow hedges.

Forward-Starting Interest Rate Swaps

On September 12, 2007, the Company executed two $100,000,000 forward-starting interest rate swap agreements that have fixed pay rates against LIBOR of 4.90% and 4.96%, respectively, and effective dates of September 15, 2009 and December 15, 2009, respectively. The forward-starting interest rate swaps mature on September 15, 2014 and December 15, 2014, respectively.

On September 20, 2007, the Company executed a $75,000,000 forward-starting interest rate swap agreement that has a fixed pay rate against LIBOR of 5.42% and an effective date of April 15, 2010. The swap matures on April 15, 2015.

These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective. The forward-starting interest rates swaps have been designated as cash flow hedges.

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

On September 7, 2006, SHR granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock at target performance (Performance Shares). On March 6, 2007, SHR granted its Chief Financial Officer a right to earn 11,068 Performance Shares.

The Company recorded compensation expense of $1,117,000 and $569,000 related to share-based employee compensation for the three months ended September 30, 2007 and 2006, respectively, and $3,421,000 and $2,269,000 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was $9,828,000 of total unrecognized compensation expense related to nonvested RSUs, Performance Shares and stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.69 years.

11.	RELATED PARTY TRANSACTIONS

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels will provide certain consulting services to SHR relating to SHR’s European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement has an initial term of one year but can be extended indefinitely. Pursuant to the agreement, Mr. Michels will receive, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michels’ administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under the SHR’s 2004 Incentive Plan, which shall vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates. For the three and nine months ended September 30, 2007, SHR has recognized expense of $67,000 related to the consulting agreement.

The Company has a lease agreement with SHC LLC. The Company subleases office space from SHC LLC for approximately $341,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expires October 31, 2007.

12.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by SHR have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is SHR aware of any environmental liability that SHR believes would have a material adverse effect on its business or financial statements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Letters of Credit:

As of September 30, 2007, SHR had provided $28,750,000 in letters of credit. Letters of credit for $28,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. Our interest will cost approximately $82,400,000. The acquisition is expected to close in late 2009. A letter of credit for $750,000 was provided related to the Company’s office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 deposit, included in other assets as of September 30, 2007, was required upon executing the agreement. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 deposit and each of the additional deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s deposits are no longer refundable.

Office Space Lease:

On October 1, 2007, the rental period for the Company’s new office space lease commenced. Under the provisions of the lease agreement, rent payments will be abated for the period from October 1, 2007 through December 31, 2009. The lease is accounted for as an operating lease and the lease payments are recorded in corporate expenses on the consolidated statement of operations on a straight-line basis over the life of the lease.

As of September 30, 2007, the minimum future rental payments due under the lease are as follows (in thousands):

Years ended December 31,	Amounts
2007 (remainder)	$—
2008	—
2009	—
2010	510
2011	526
Thereafter	3,319

Total	$4,355

Construction Contracts:

The Company has executed contracts related to construction activities. At September 30, 2007, the Company’s obligations under these contracts amounted to approximately $12,448,000. The contracts are expected to be completed in 2007.

13.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of September 30, 2007, SHR’s foreign operations consisted of two Mexican hotel properties, the La Solana Hotel and Villas Development Sites, a 31% interest in a Mexican joint venture (Four Seasons Residence Club Punta Mita), three European properties and leasehold interests in each of a French and a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
United States	$194,423	$171,456	$596,991	$401,614
Mexico	16,990	12,233	61,545	49,690
Europe	30,834	17,751	81,005	25,520

Total	$242,247	$201,440	$739,541	$476,824

	September 30, 2007	December 31, 2006
Long-lived Assets:
United States	$2,161,454	$2,261,706
Mexico	189,818	181,027
Europe	521,127	399,705

Total	$2,872,399	$2,842,438

14.	TERMINATION OF AND AMENDMENTS TO MANAGEMENT AGREEMENTS

During the first quarter of 2006, the Company reached an agreement with Marriott, the manager of the Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with Marriott on or before December 29, 2006. Under the agreement, the Company was required to pay Marriott an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee would not be required if the Company entered into a qualifying hotel management contract with Marriott, by December 31, 2008.

In the second quarter of 2007, Marriott and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived the aforementioned additional termination fee that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At September 30, 2007, deferred credits of $11,020,000 are included in accounts payable and accrued expenses.

Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid Marriott the initial termination fee of $5,000,000. The Company also agreed to reimburse Marriott for estimated severance and relocation costs for Marriott employees at the resort. For the nine months ended September 30, 2007 and 2006, the Company recorded a (benefit) expense of $(400,000) and $9,784,000, respectively, for the present value of the termination fees and estimated severance and relocation costs, which is included in discontinued operations.

15.	SUBSEQUENT EVENTS

In October 2007, SHR completed a public offering of 488,750 additional shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $10,751,000. These proceeds were used to repay existing indebtedness under the Company’s Bank Credit Facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

In October 2007, SHR entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45,800,000 paid in three installments through 2009. The Company paid the first installment of $15,000,000 on October 4, 2007. The Company is currently exploring partnerships with unaffiliated third parties to develop all or part of the site.

On October 8, 2007, SHR entered into an agreement to sell the Hyatt Regency New Orleans for an approximate purchase price of $32,000,000, of which $3,000,000 is in the form of a non-interest bearing promissory note payable in six years. The transaction, which is expected to close in the fourth quarter of 2007, remains subject to satisfaction of certain contingencies and customary closing conditions. The hotel has assets with a carrying value of $25,092,000 and liabilities with a carrying value of $7,479,000.

Subsequent to September 30, 2007, the Company executed a £77,250,000 interest rate swap agreement that has a fixed pay rate against GBP LIBOR of 5.72%. The effective date of the swap is October 12, 2007, and it matures on October 15, 2013. In addition, the Company executed two $100,000,000 forward-starting interest rate swap agreements that have fixed pay rates against LIBOR of 5.23% and 5.27%, respectively, and effective dates of December 2010 and February 2011, respectively. The forward-starting interest rate swaps mature in December 2015 and February 2016, respectively.

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

Overview

Strategic Hotels & Resorts, Inc., which we refer to herein as SHR or the Company, was incorporated in January 2004 to own and asset manage upper upscale and luxury hotels. Our accounting predecessor, Strategic Hotel Capital, L.L.C., or SHC LLC, was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the Code). On June 29, 2004, we completed our initial public offering, or IPO, of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of September 30, 2007.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C., or SH Funding, which currently holds substantially all of our assets. We are the sole managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2007. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our” and “us” are references to SHR, SH Funding and their subsidiaries.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2007 as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2006 and through September 30, 2007, we completed the following acquisitions:

Property	Acquisition Date	Amount Paid	Debt Assumed
		(in millions)	(in millions)
Hotel del Coronado (1)	January 9, 2006	$71.4	—
Four Seasons Washington, D.C.	March 1, 2006	$170.0	—
Westin St. Francis	June 1, 2006	$439.3	—
Ritz-Carlton Laguna Niguel	July 7, 2006	$327.7	$8.6
InterContinental Prague (2)	August 3, 2006	$75.8	$85.9
Marriott London Grosvenor Square	August 31, 2006	$207.6	—
Fairmont Scottsdale Princess (3)	September 1, 2006	$350.7	—
InterContinental Chicago (4)	May 9, 2007	$22.0	—
Hotel Le Parc	July 31, 2007	$93.6	—
InterContinental Miami (4)	September 1, 2007	$9.4	—

(1)	We acquired 45% ownership interests in the joint ventures that own Hotel del Coronado and an adjacent land parcel under development for our pro rata share of an agreed upon market value of $745.0 million. We account for these investments using the equity method.
(2)	We purchased our partner’s 65% interest in the entity that owns the InterContinental Prague.
(3)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.
(4)	We purchased our partner’s 15% interests in the entities that own the InterContinental Chicago and InterContinental Miami hotels.

We closed on agreements to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pts Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for an approximate gross aggregate sales price of $220.5 million on August 31, 2007. The net proceeds to the Company totaled approximately $111.2 million after prorations related to assets and liabilities of the hotels and closing costs. We recognized a gain on the sale of approximately $84.8 million, net of minority interests, during the third quarter 2007. We hold the remaining 51% interests and have entered into long-term asset management agreements with the ventures.

We sold the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport properties in 2006. The results of operations for these properties have been classified as discontinued operations in the statements of operations for the three and nine months ended September 30, 2007 and 2006.

We define our Total Portfolio as properties that are wholly or partially owned or leased by us. We present certain information about our hotel operating results and statistics on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and their operations are included in our consolidated operating results, and (b) for which we reported operating results throughout the entire reporting periods being presented.

Our Same Store Assets for purposes of the comparison of the three and nine months ended September 30, 2007 and 2006 exclude the Hyatt Regency New Orleans, which was taken out of service in September 2005, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, the Fairmont Scottsdale Princess and Hotel Le Parc. Our Same Store Assets for purposes of the comparison of the nine months ended September 30, 2007 and 2006 also exclude the Four Seasons Washington, D.C. and the Westin St. Francis. In addition, we exclude the Hotel del Coronado, which we account for under the equity method, and all sold properties that are included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2007 and 2006 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2007	2006	2007	2006
Revenues:
Rooms	53.7%	54.3%	53.9%	54.2%
Food and beverage	33.2%	32.6%	32.3%	32.3%
Other hotel operating revenue	10.8%	9.8%	9.5%	9.2%

	97.7%	96.7%	95.7%	95.7%
Lease revenue	2.3%	3.3%	4.3%	4.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as internet access, telephone, parking, golf course, spa, space rentals, retail and other guest services and is also driven by occupancy.

•

Lease revenue. We earn lease revenue from the Hamburg Marriott and the Marriott Champs Elysées Paris (Paris Marriott). In accordance with our lease agreements, we earn an annual base rent plus additional rent contingent on these hotels meeting performance thresholds.

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

Overall, our Total Portfolio RevPAR, excluding leased properties and unconsolidated joint ventures, increased by 11.4% to $189.12 during the nine months ended September 30, 2007 from $169.75 during the nine months ended September 30, 2006. With respect to Same Store Assets, RevPAR, excluding leased properties, increased 9.2% to $172.56 for the nine months ended September 30, 2007 from $158.07 for the nine months ended September 30, 2006.

Hotel Operating Costs and Expenses. Our hotel operating costs and expenses for the nine months ended September 30, 2007 and 2006 consist of the costs to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2007	2006	2007	2006
Hotel Operating Costs and Expenses:
Rooms	18.4%	18.8%	18.3%	18.8%
Food and beverage	31.7%	32.3%	31.0%	32.2%
Other departmental expenses	34.7%	35.2%	35.0%	36.1%
Management fees	5.5%	4.8%	5.3%	4.3%
Other hotel expenses	9.7%	8.9%	10.4%	8.6%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Hamburg Marriott hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $3.5 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Recent Events

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Hotel Acquisitions. On July 31, 2007, we purchased the 116-room Hotel Le Parc in Paris, France for €66.5 million ($90.8 million) plus additional acquisition costs. The acquisition was financed using borrowings under the Bank Credit Facility and the facility secured by the Marriott London Grosvenor Square hotel.

Sales of Hotels. On August 31, 2007, we closed on agreements to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for an approximate gross aggregate sales price of $220.5 million.

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the business, and the hotel has effectively ceased operations.

On August 1, 2007, we entered into a complete and final settlement of its property damage and business interruption insurance claims. The total settlement, net of deductibles, was for $143.0 million. At September 30, 2007, we had received the full settlement relating to these claims.

The insurers did not indicate what portion of the final settlement pertained to property damage and business interruption coverage. For business interruption, we allocated $27.4 million to the recovery of expenses incurred and for the estimated amount of management fees that will be due to Hyatt Corporation from us under the terms of the management agreement based upon the settlement results. To the extent that actual amounts vary from our current estimates, we will recognize income or expense when such actual amounts are determined. The remainder of the settlement amount has been determined by us to be related to damage and impairment of the property.

In connection with completing the insurance settlement process, we updated our ongoing evaluation and assessment of our strategic options with respect to the Hyatt Regency New Orleans property and reviewed the property for possible impairment. The strategic options included (a) the continued reconstruction and potential reopening of the hotel, which required consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of our interest in the property prior to completing reconstruction. Based on this review, which included updating our estimate of the fair value of the property along with a change in the anticipated holding period, and after allocating $115.6 million of the insurance settlement to property damage, during the nine months ended September 30, 2007, we recognized an impairment loss of $37.7 million of which $12.1 million related to goodwill and $25.6 million related to property and equipment. In October 2007, we signed an agreement to sell the Hyatt Regency New Orleans. The transaction, which is expected to close in the fourth quarter of 2007, remains subject to certain contingencies and customary closing conditions.

Financings. During the nine months ended September 30, 2007, we entered into the following mortgage loan and facility agreements:

Property	Date	Principal (in millions)	Interest
InterContinental Prague (1)	March 7, 2007	€104.0 ($136.3)	EURIBOR + 1.25%
Fairmont Chicago	March 9, 2007	$123.8	LIBOR + 0.70%
Loews Santa Monica Beach Hotel	March 9, 2007	$118.3	LIBOR + 0.63%
Ritz-Carlton Half Moon Bay	March 9, 2007	$76.5	LIBOR + 0.67%
Hyatt Regency LaJolla	August 31, 2007	$97.5	LIBOR + 1.00%

(1)	In this table, the principal amount of the facility agreement in U.S. dollars is based on the foreign exchange rate on March 7, 2007. The principal amount of the facility in U.S. dollars based on the foreign exchange rate on September 30, 2007 is $148.3 million.

In addition to the agreements described above, we also completed the following financing transactions during the nine months ended September 30, 2007:

•

On March 9, 2007, we entered into a new $415.0 million bank credit agreement that replaced the previous $225.0 million bank credit facility agreement. Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum depending on a leverage test. On April 18, 2007, we increased our borrowing capacity on the Bank Credit Facility to $500.0 million.

•	We used the proceeds from the mortgage loans that closed on March 9, 2007 to repay the $292.5 million balance of a floating rate loan portfolio secured by six hotel properties.

•

We used the proceeds from the €104.0 million InterContinental Prague facility to repay the €66.0 million mortgage debt secured by the InterContinental Prague hotel and to repay £20.0 million of the £77.3 million mortgage debt secured by the Marriott London Grosvenor Square hotel.

•	We repaid the $90.0 million mezzanine loan secured by interests in the Fairmont Scottsdale Princess hotel, which matured on March 9, 2007.

•	We defeased the $199.5 million outstanding balance of a fixed rate portfolio loan secured by the Hyatt Regency New Orleans, the Hyatt Regency Phoenix and the Hyatt Regency LaJolla hotels.

•	We purchased interest rate caps with notional amounts of $194.8 million and cap rates of 6.50% covering the Loews Santa Monica Beach Hotel and Ritz-Carlton Half Moon Bay mortgage loan balances.

•	We executed interest rate swap agreements with a total notional amount of $200.0 million that convert floating rates to fixed rates.

•	We executed forward-starting interest rate swap agreements with a total notional amount of $275.0 million that will convert floating rates to fixed rates.

Exchangeable senior notes. On April 4, 2007, we issued $150.0 million in aggregate principal amount of Exchangeable Notes and on April 25, 2007, issued an additional $30.0 million of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value. We received proceeds of $175.6 million, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012 unless previously redeemed by us, repurchased by us or exchanged in accordance with their terms prior to such date.

In connection with the issuance of the Exchangeable Notes, we purchased call options for $9.9 million. The call options generally allow us to receive shares of our common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of our common stock is greater than the strike price of the call option transaction. These call options will terminate April 1, 2012, subject to earlier exercise.

We also entered into a registration rights agreement. As required under the registration rights agreement, we filed a shelf registration statement, which became effective August 23, 2007. We must also use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any notes or restricted shares of our common stock outstanding.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25.0 million of the net proceeds were used to repurchase and retire approximately 1.1 million shares of our common stock. The remaining net proceeds were used to repay amounts outstanding under the Bank Credit Facility.

Operating Results

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

The following table presents the operating results for the three months ended September 30, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 29. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
Revenues:
Rooms	$132,450	$108,577	$23,873	22.0%	$96,978	$88,321	$8,657	9.8%
Food and beverage	76,582	63,863	12,719	19.9%	56,168	50,439	5,729	11.4%
Other hotel operating revenue	25,987	21,062	4,925	23.4%	18,017	16,393	1,624	9.9%

	235,019	193,502	41,517	21.5%	171,163	155,153	16,010	10.3%
Lease revenue	7,228	7,938	(710)	8.9%	7,228	7,938	(710)	8.9%

Total revenues	242,247	201,440	40,807	20.3%	178,391	163,091	15,300	9.4%

Operating Costs and Expenses:
Hotel operating expenses	178,066	146,267	31,799	21.7%	132,612	119,960	12,652	10.5%
Lease expense	3,986	3,798	188	4.9%	3,986	3,798	188	4.9%
Depreciation and amortization	26,819	21,892	4,927	22.5%	17,413	16,921	492	2.9%
Impairment losses and other charges	7,358	—	7,358	100.0%	—	—	—	—
Corporate expenses	5,891	5,764	127	2.2%	—	—	—	—

Total operating costs and expenses	222,120	177,721	44,399	25.0%	154,011	140,679	13,332	9.5%

Operating income	20,127	23,719	(3,592)	15.1%	$24,380	$22,412	$1,968	8.8%

Interest expense, net	(22,882)	(14,992)	(7,890)	52.6%
Loss on early extinguishment of debt	(10,660)	—	(10,660)	100.0%
Equity in earnings of joint ventures	6,539	1,201	5,338	444.5%
Foreign currency exchange gain	125	158	(33)	20.9%
Other income, net	468	852	(384)	45.1%

(Loss) income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	(6,283)	10,938	(17,221)	157.4%
Income tax (expense) benefit	(2,422)	114	(2,536)	2,224.6%
Minority interests	(109)	(96)	(13)	13.5%

(Loss) income before gain on sale of minority interests in hotel properties and discontinued operations	(8,814)	10,956	(19,770)	180.4%
Gain on sale of minority interests in hotel properties, net of minority interests	84,792	—	84,792	100.0%

Income from continuing operations	75,978	10,956	65,022	593.5%
Income from discontinued operations, net of tax and minority interests	—	87,932	(87,932)	100.0%

Net income	$75,978	$98,888	$(22,910)	23.2%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$24,380	$22,412	$1,968	8.8%
Corporate expenses					(5,891)	(5,764)	(127)	2.2%
Corporate depreciation and amortization					(115)	(61)	(54)	88.5%
Impairment losses and other charges					(7,358)	—	(7,358)	100.0%
Non-Same Store Assets operating income					9,111	7,132	1,979	27.7%

Operating Income					$20,127	$23,719	$(3,592)	15.1%

Operating Data (1):
Number of hotels	20	19			14	14
Number of rooms	9,471	9,321			6,516	6,485

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in income from discontinued operations for the three months ended September 30, 2007 and 2006. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2006 that are included in income from discontinued operations.

Operating Income. Operating income for the Total Portfolio decreased $3.6 million, or 15.1%. This decrease in operating income is primarily due to the following events:

(a) a $7.4 million charge related to the write-off of previously deferred costs related to our decision to postpone, for the foreseeable future, the planned formation of a joint venture or publicly traded European entity for our European hotel assets;

(b) a $2.4 million decrease attributable to operating losses at the Fairmont Scottsdale Princess, which we purchased September 1, 2006; and

(c) a $0.8 million decrease due to losses at the Hyatt Regency New Orleans; partially offset by

(d) a $2.0 million increase attributable to the Same Store Assets as described below;

(e) a $2.7 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(f) a $1.7 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006; and

(g) a $0.6 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the hotel.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the three months ended September 30, 2007 and 2006 as described in the analysis below.

Rooms. For the Total Portfolio, rooms revenue increased $23.9 million, or 22.0%. Approximately $15.2 million of the increase in Total Portfolio rooms revenue is due to the acquisition of properties. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the three months ended September 30, 2007 increased by 8.3% from the three months ended September 30, 2006. The components of RevPAR for our Total Portfolio, excluding leased properties, for the three months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended September 30,
	2007	2006
Occupancy	78.14%	75.89%
Average daily rate	$237.91	$226.22
RevPAR	$185.91	$171.67

For the Same Store Assets, rooms revenue increased $8.7 million, or 9.8%. RevPAR from our Same Store Assets, excluding leased properties, for the three months ended September 30, 2007 increased by 9.3% from the three months ended September 30, 2006. The components of RevPAR from our Same Store Assets, excluding leased properties, for the three months ended September 30, 2007 and 2006 are summarized as follows:

	Three Months Ended September 30,
	2007	2006
Occupancy	77.97%	75.03%
Average daily rate	$224.88	$213.85
RevPAR	$175.33	$160.44

The 9.3% increase in RevPAR for the Same Store Assets, excluding leased properties, resulted from a 2.9 percentage-point increase in occupancy and a 5.2% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the Four Seasons Mexico City hotel (50.5%), the InterContinental Miami hotel (19.0%), the Four Seasons Washington, D.C. hotel (13.2%) and the Loews Santa Monica Beach Hotel (12.9%). The Four Seasons Mexico City RevPAR increased significantly as a result of an increase in transient demand, which allowed the hotel to yield a higher rate. Also, in 2006, the Four Seasons Mexico City RevPAR was distorted due to the political disruption, which lasted from the end of July through the middle of September, when protesters blocked the street in front of the hotel. The InterContinental Miami RevPAR increased as a result of a 29% increase in group occupancy compared to third quarter 2006 when serious hurricane threats were present. The increase also includes group overflow from peak season. The increase in group demand allowed the hotel to yield an 8% higher ADR. The Four Seasons Washington, D.C. RevPAR increased due to increased group demand of 15% due to party change in Congress. The Loews Santa Monica Beach Hotel RevPAR increased as a result of a 2.5 percentage point increase in occupancy which yielded a better ADR for the period. Most of the occupancy growth occurred within the group segment with group occupied rooms up 21%.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $12.7 million, or 19.9%, which was primarily due to the acquisition of hotels, which increased food and beverage revenue by $7.0 million. For the Same Store Assets, food and beverage revenue increased $5.7 million, or 11.4%. The Same Store Assets increase is primarily driven by the increases in food and beverage revenue at the Four Seasons Mexico City hotel (69.0%), InterContinental Miami hotel (41.6%), Hyatt Regency Phoenix hotel (25.0%) and the Four Seasons Punta Mita Resort hotel (24.6%). The increase in food and beverage revenues at the Four Seasons Mexico City was driven by strong group catering due to high group occupancy as well as strong social catering revenues. The increase is also attributed to the fact that there were political disruptions in the third quarter of 2006 that affected hotel operations. The food and beverage revenue at the InterContinental Miami increased as a result of a 29% increase in group occupied rooms which resulted in a 45.8% increase in group banquet revenues. The increase in food and beverage revenues at the Hyatt Regency Phoenix was the result of strong group and social catering revenues. The increase at the Four Seasons Punta Mita Resort was due to the hotel’s restaurants capturing more customers from outside the hotel.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $4.9 million, or 23.4%. For the Same Store Assets, other hotel operating revenue increased $1.6 million, or 9.9%. The Total Portfolio increase in other hotel operating revenue was mainly due to the acquisition of hotels, which increased other hotel operating revenue by $3.3 million. The significant other operating revenues generated by these newly acquired properties during the three months ended September 30, 2007 include:

•	spa and health club revenue of approximately $0.8 million,

•	cancellation/attrition revenue of approximately $0.5 million, and

•	recreational services revenue of approximately $0.3 million.

For the Same Store Assets, the increase in other hotel operating revenue was driven by activity at the Four Seasons Punta Mita Resort, which had an increase of approximately $0.8 million. The increase at the Four Seasons Punta Mita Resort was driven by retail revenue generated from four new boutiques that opened late in 2006, cancellation fees, and commissions related to a villa rental program that was implemented during 2006.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands).

	Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Hotel operating expenses:
Rooms	$33,583	$27,909	$5,674	20.3%	$25,090	$23,245	$1,845	7.9%
Food and beverage	54,684	46,513	8,171	17.6%	40,798	37,702	3,096	8.2%
Other departmental expenses	61,915	51,076	10,839	21.2%	44,059	41,616	2,443	5.9%
Management fees	9,798	7,698	2,100	27.3%	7,729	6,484	1,245	19.2%
Other hotel expenses	18,086	13,071	5,015	38.4%	14,936	10,913	4,023	36.9%

Total hotel operating expenses	$178,066	$146,267	$31,799	21.7%	$132,612	$119,960	$12,652	10.5%

For the Total Portfolio, hotel operating expenses increased 21.7%. For the Same Store Assets, hotel operating expenses increased $12.7 million, or 10.5%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($4.1 million), base and incentive management fees ($1.6 million), cost of food and beverage ($0.8 million), credit card commissions ($0.6 million), real estate taxes ($0.4 million) and travel agent commissions ($0.2 million). The increase also includes a $1.2 million write-off of deferred costs related to a potential condominium-hotel project at the Fairmont Chicago. The project was delayed indefinitely during the third quarter of 2007 due to market conditions. In addition, we recognized a charge of approximately $1.4 million related to the termination of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party. During the third quarter ended September 30, 2007, we determined that we would terminate this sublease arrangement and enter into a management agreement directly with Marriott beginning in January 2008. Therefore, effective in January 2008, we will consolidate the hotel operating revenues and expenses in our consolidated statement of operations.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $4.9 million, or 22.5%, for the three months ended September 30, 2007 as compared to the same period in 2006 primarily due to the acquisitions of hotels.

Impairment Losses and Other Charges. During the third quarter of 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to postpone, for the foreseeable future, the planned formation of a joint venture or publicly traded European entity for our European hotel assets.

Interest Expense, Net. The $7.9 million, or 52.6%, increase in interest expense, net for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to:

•	a $7.9 million increase attributable to higher average borrowings primarily related to mortgage debt applicable to hotel acquisitions;

•	a $0.7 million decrease in capitalized interest; and

•	a $0.4 million increase in amortization of deferred financing costs; partially offset by

•	a $0.9 million decrease due to lower average rates; and

•	a $0.2 million increase in interest income.

The components of interest expense, net for the three months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
Mortgage debt	$(20,003)	$(16,025)
Bank credit facility	(2,885)	(1,465)
Exchangeable senior notes	(1,550)	—
Amortization of deferred financing costs	(977)	(516)
Interest income	1,084	843
Capitalized interest	1,449	2,171

Total interest expense, net	$(22,882)	$(14,992)

The weighted average debt outstanding for the three months ended September 30, 2007 and 2006 amounted to $1.7 billion and $1.2 billion, respectively, and the weighted average interest rates were 5.69% and 6.02%, respectively. At September 30, 2007, including the effect of interest rate swaps, 29.3% of our total debt had variable interest rates and 70.7% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss on early extinguishment of debt of $10.7 million for the three months ended September 30, 2007 driven by the costs related to the defeasance of a fixed rate loan secured by the Hyatt Regency properties on August 23, 2007.

Equity in Earnings of Joint Ventures. The following table presents equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended September 30, 2007 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in Earnings	$—	$6,210	$329	$6,539

Depreciation	—	1,684	—	1,684
Interest	—	5,322	(14)	5,308
Income tax	—	2,143	139	2,282

Three months ended September 30, 2006 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in Earnings	$42	$918	$241	$1,201

Depreciation	115	1,329	—	1,444
Interest	75	5,044	75	5,194
Income tax	47	750	218	1,015

During the three months ended September 30, 2007 and 2006, we recorded $6.5 million and $1.2 million, respectively, of equity in earnings related to these joint ventures. The significant increase in the equity in earnings is primarily due to the sale of residential condominium-hotel units which were completed by the North Beach Venture, a development adjacent to the Hotel del Coronado, in the third quarter of 2007.

Income Tax (Expense) Benefit. Beginning in our 2004 tax year, we made an election to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

Income tax (expense) benefit increased to a $2.4 million income tax expense for the three months ended September 30, 2007 from a $0.1 million income tax benefit for the three months ended September 30, 2006. This increase in tax expense is related to acquisition activity in Europe as well as strong residential sales at the North Beach Venture, a development adjacent to the Hotel del Coronado.

Minority Interests. We record minority interest based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest (excluding discontinued operations) in SH Funding increased to $0.1 million of income for the three months ended September 30, 2007 from a $0.2 million expense for the three months ended September 30, 2006 due to a loss from continuing operations before gain on sale of minority interests in hotel properties during third quarter 2007.

Minority interest in consolidated affiliates increased to a $0.2 million expense for the three months ended September 7, 2007 from $0.1 million of income for the three months ended September 30, 2006. The change includes the effect of our acquisition of the minority interest in the InterContinental Miami hotel and the sale of minority interests in the InterContinental Chicago and Hyatt Regency LaJolla hotels during the third quarter of 2007.

Gain on Sale of Minority Interests in Hotel Properties, Net of Minority Interests. On August 31, 2007, we closed on the transactions to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd. We recognized a gain on the sale of approximately $84.8 million, net of minority interest during the third quarter of 2007.

Income from Discontinued Operations. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations -Acquisition and Sale of Interests in Hotel Properties,” we sold two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the three months ended September 30, 2007 and 2006. There were no hotels sold during 2007 that had operations classified as discontinued operations. Income from discontinued operations amounted to $87.9 million for the three months ended September 30, 2006 and was primarily due to the gain of $89.3 million on the sale of the two hotels sold during third quarter 2006.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

The following table presents the operating results for the nine months ended September 30, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 29. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
Revenues:
Rooms	$396,852	$258,772	$138,080	53.4%	$216,738	$197,828	$18,910	9.6%
Food and beverage	245,527	155,517	90,010	57.9%	129,658	118,241	11,417	9.7%
Other hotel operating revenue	79,833	46,828	33,005	70.5%	38,166	33,515	4,651	13.9%

	722,212	461,117	261,095	56.6%	384,562	349,584	34,978	10.0%
Lease revenue	17.329	15,707	1,622	10.3%	17,329	15,707	1,622	10.3%

Total revenues	739,541	476,824	262,717	55.1%	401,891	365,291	36,600	10.0%

Operating Costs and Expenses:
Hotel operating expenses	529,784	339,721	190,063	55.9%	281,683	254,488	27,195	10.7%
Lease expense	11,652	10,417	1,235	11.9%	11,652	10,417	1,235	11.9%
Depreciation and amortization	78,408	49,357	29,051	58.9%	37,640	37,069	571	1.5%
Impairment losses and other charges	45,074	—	45,074	100.0%	—	—	—	—
Corporate expenses	21,070	18,353	2,717	14.8%	—	—	—	—

Total operating costs and expenses	685,988	417,848	268,140	64.2%	330,975	301,974	29,001	9.6%

Operating income	53,553	58,976	(5,423)	9.2%	$70,916	$63,317	$7,599	12.0%

Interest expense, net	(62,956)	(27,047)	(35,909)	132.8%
Loss on early extinguishment of debt	(15,139)	—	(15,139)	100.0%
Equity in earnings of joint ventures	8,212	254	7,958	3,133.1%
Foreign currency exchange (loss) gain	(3,545)	129	(3,674)	2,848.1%
Other income, net	251	3,559	(3,308)	92.9%

(Loss) income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	(19,624)	35,871	(55,495)	154.7%
Income tax expense	(8,996)	(2,757)	(6,239)	226.3%
Minority interests	(450)	(1,425)	975	68.4%

(Loss) income before gain on sale of minority interests in hotel properties and discontinued operations	(29,070)	31,689	(60,759)	191.7%
Gain on sale of minority interests in hotel properties, net of minority interests	84,792	—	84,792	100.0%

Income from continuing operations	55,722	31,689	24,033	75.8%
Income from discontinued operations, net of tax and minority interests	290	87,104	(86,814)	99.7%

Net income	$56,012	$118,793	$(62,781)	52.8%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$70,916	$63,317	$7,599	12.0%
Corporate expenses					(21,070)	(18,353)	(2,717)	14.8%
Corporate depreciation and amortization					(330)	(148)	(182)	123.0%
Impairment losses and other charges					(45,074)	—	(45,074)	100.0%
Non-Same Store Assets operating income					49,111	14,160	34,951	246.8%

Operating Income					$53,553	$58,976	$(5,423)	9.2%

Operating Data (1):
Number of hotels	20	19			12	12
Number of rooms	9,471	9,321			5,110	5,079

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

In the third quarter of 2006, we sold two hotels. The results of operations for these hotels are included in income from discontinued operations for the nine months ended September 30, 2007 and 2006. The comments below regarding revenue and operating expenses do not address the operating results of the hotels that we sold during 2006 that are included in income from discontinued operations.

Operating Income. Operating income for the Total Portfolio decreased by $5.4 million, or 9.2%. This decrease in operating income is primarily due to the following events:

(a) a $45.1 million charge to impairment losses and other charges which consisted of a $37.7 million impairment charge at Hyatt Regency New Orleans and a $7.4 million charge to write off previously deferred costs related to our decision to postpone, for the foreseeable future, the planned formation of a joint venture or publicly traded European entity for our European hotel assets; and

(b) a $2.7 million increase in corporate expenses as described below; partially offset by

(c) a $7.6 million increase attributable to the Same Store Assets as described below;

(d) a $10.3 million increase attributable to the Fairmont Scottsdale Princess, which we purchased September 1, 2006;

(e) a $8.2 million increase attributable to the Marriott London Grosvenor Square, which we purchased August 31, 2006;

(f) a $6.0 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest on August 3, 2006 and began consolidating the operating results of the hotel;

(g) a $5.8 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased July 7, 2006; and

(h) a $4.2 million increase attributable to the Westin St. Francis, which we purchased June 1, 2006.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the nine months ended September 30, 2007 and 2006 as described in the analysis below.

Rooms. For the Total Portfolio, rooms revenue increased $138.1 million, or 53.4%. Approximately $119.2 million of the increase in Total Portfolio rooms revenue is due to the acquisition of properties. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the nine months ended September 30, 2007 increased by 11.4% from the nine months ended September 30, 2006. The components of RevPAR for our Total Portfolio, excluding leased properties, for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended September 30,
	2007	2006
Occupancy	76.25%	74.98%
Average daily rate	$248.03	$226.39
RevPAR	$189.12	$169.75

For the Same Store Assets, rooms revenue increased $18.9 million, or 9.6%. RevPAR from our Same Store Assets, excluding leased properties, for the nine months ended September 30, 2007 increased by 9.2% from the nine months ended September 30, 2006. The components of RevPAR from our Same Store Assets, excluding leased properties, for the nine months ended September 30, 2007 and 2006 are summarized as follows:

	Nine Months Ended September 30,
	2007	2006
Occupancy	75.65%	73.55%
Average daily rate	$228.11	$214.92
RevPAR	$172.56	$158.07

The 9.2% increase in RevPAR for the Same Store Assets, excluding leased properties, resulted from a 2.1 percentage-point increase in occupancy and a 6.1% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the Four Seasons Mexico City hotel (24.8%) and the InterContinental Miami hotel (14.7%). The increase at the Four Seasons Mexico City was attributed to increased occupancy in the corporate transient and group segment which yielded an increase in ADR. Also, in 2006, there was political disruption which blocked the street in front of the hotel thus causing decreased RevPAR rates. The increase in RevPAR at the InterContinental Miami was the result of significant growth in group demand as companies trend towards conducting business outside of the January-March high demand season. Additionally, there were reduced hurricane threats in the third quarter 2007 compared to 2006, resulting in increased occupancy of 3.8 percentage points and an 8.3% increase in ADR.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $90.0 million, or 57.9%, which was primarily due to the acquisition of hotels, which increased food and beverage revenue by $78.6 million. For the Same Store Assets, food and beverage revenue increased $11.4 million, or 9.7%. The Same Store Assets increase is primarily driven by increases in food and beverage revenue at the Four Seasons Mexico City hotel (27.7%), the Four Seasons Punta Mita Resort hotel (20.7%), the InterContinental Chicago hotel (18.5%), the InterContinental Miami hotel (14.7%) and the Hyatt Regency Phoenix hotel (12.0%). The increase in food and beverage revenues at the Four Seasons Mexico City was driven by strong group catering due to high group occupancy as well as strong social catering revenues. The increase is also attributed to the fact that in 2006, there was political disruption that was not present during 2007. The increase at the Four Seasons Punta Mita Resort was due to the hotel’s restaurants capturing more customers from outside the hotel. The InterContinental Chicago and InterContinental Miami’s food and beverage revenue has increased due to increases in group occupied rooms by 10% thus resulting in improved group banquet revenues of 14%. The increase in food and beverage revenues at the Hyatt Regency Phoenix was the result of increased social catering revenues.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $33.0 million, or 70.5%. For the Same Store Assets, other hotel operating revenue increased $4.7 million, or 13.9%. The Total Portfolio increase in other hotel operating revenue was mainly due to the acquisition of hotels, which increased other hotel operating revenues by $28.3 million. The significant other operating revenues generated by these newly acquired properties during the nine months ended September 30, 2007 include:

•	spa and health club revenue of approximately $7.7 million,

•	cancellation/attrition revenue of approximately $2.9 million,

•	garage revenue of approximately $2.7 million,

•	recreational services revenue of approximately $2.7 million,

•	retail revenue of approximately $2.3 million,

•	space rental revenue of approximately $2.3 million, and

•	telephone services revenue of approximately $1.9 million.

For the Same Store Assets, the increase in other hotel operating revenue was driven by activity at the Four Seasons Punta Mita Resort, which had an increase of over $2.3 million. The increase at the Four Seasons Punta Mita Resort was driven by retail revenue generated from four new boutiques that opened late in 2006, commissions related to a villa rental program that was implemented during 2006, spa revenue and telephone services revenue.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 10.3%. Lease revenue for the nine months ended September 30, 2007 and 2006 includes lease revenue from the Paris Marriott and Hamburg Marriott. The increase in lease revenue can be attributed primarily to the performance at the Paris Marriott. There was significant demand in the Paris market, which led to higher occupancy rates and ADR. The hotel’s RevPAR increased by 14.5% when compared to the first nine months of 2006. The strong performance at the Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreement, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Operating Costs and Expenses

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Hotel operating expenses:
Rooms	$97,708	$63,901	$33,807	52.9%	$51,663	$47,928	$3,735	7.8%
Food and beverage	168,034	109,604	58,430	53.3%	87,221	81,904	5,317	6.5%
Other departmental expenses	183,734	119,784	63,950	53.4%	98,727	91,826	6,901	7.5%
Management fees	29,131	16,289	12,842	78.8%	14,700	10,918	3,782	34.6%
Other hotel expenses	51,177	30,143	21,034	69.8%	29,372	21,912	7,460	34.0%

Total hotel operating expenses	$529,784	$339,721	$190,063	55.9%	$281,683	$254,488	$27,195	10.7%

For the Total Portfolio, hotel operating expenses increased 55.9%. For the Same Store Assets, hotel operating expenses increased $27.2 million, or 10.7%. The Same Store increase in hotel operating expenses is primarily related to increases in salaries, wages and related benefits ($5.3 million), base and incentive management fees ($3.8 million), insurance ($2.2 million), cost of food and beverage ($1.9 million), credit card commissions ($1.2 million), utilities ($0.7 million), travel agent commissions ($0.6 million), real estate taxes ($0.6 million), expenses related to the Four Seasons Punta Mita Resort villa rental program ($0.5 million) and sales and marketing ($0.4 million). The increase also includes a $1.2 million write-off of deferred costs related a condominium-hotel project at the Fairmont Chicago. The project was delayed indefinitely during the third quarter of 2007 due to market conditions. In addition, we recognized a charge of approximately $1.4 million related to the termination of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party. During the third quarter ended September 30, 2007, we determined that we would terminate this sublease arrangement and enter into a management agreement directly with Marriott beginning in January 2008. Therefore, effective in January 2008, we will consolidate the hotel operating revenues and expenses in our consolidated statement of operations.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $29.1 million, or 58.9%, for the nine months ended September 30, 2007 as compared to the same period in 2006 due to the acquisitions of hotels.

Impairment Losses and Other Charges. During the third quarter of 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to postpone, for the foreseeable future, the planned formation of a joint venture or publicly traded European entity for our European hotel assets. During the second quarter of 2007, we recorded an impairment loss of $37.7 million on the Hyatt Regency New Orleans due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property resulting from a re-evaluation of our plans for the property.

Corporate Expenses. Corporate expenses increased by $2.7 million, or 14.8%, for the nine months ended September 30, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily attributable to:

•	a $1.9 million increase in audit and accounting and tax fees related to the increased size of the hotel portfolio and

•	a $0.8 million increase in consulting fees, which primarily relate to the implementation of a new capital projects management and accounting system.

Interest Expense, Net. The $35.9 million, or 132.8%, increase in interest expense, net for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006 is primarily due to:

•	a $36.2 million increase attributable to higher average borrowings primarily related to mortgage debt applicable to hotel acquisitions;

•	a $1.3 million increase in amortization of deferred financing costs; and

•	a $0.4 million decrease in interest income; offset by

•	a $1.0 million increase in capitalized interest; and

•	a $1.0 million decrease due to lower average rates.

The components of interest expense, net for the nine months ended September 30, 2007 and 2006 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Mortgage debt	$(59,580)	$(32,521)
Bank credit facility	(7,167)	(2,164)
Exchangeable senior notes	(3,127)	—
Amortization of deferred financing costs	(2,610)	(1,284)
Interest income	2,884	3,264
Capitalized interest	6,644	5,658

Total interest expense, net	$(62,956)	$(27,047)

The weighted average debt outstanding for the nine months ended September 30, 2007 and 2006 amounted to $1.7 billion and $794.8 million, respectively, and the weighted average interest rates were 5.65% and 5.82%, respectively. At September 30, 2007, including the effect of interest rate swaps, 29.3% of our total debt had variable interest rates and 70.7% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss on early extinguishment of debt of $15.1 million for the nine months ended September 30, 2007. Approximately $10.7 million of the loss was driven by costs related to the defeasance of a fixed rate loan secured by the Hyatt Regency properties on August 23, 2007. Approximately $3.1 million resulted from the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million relates to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of the Bank Credit Facility. The remaining balance consists of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Earnings of Joint Ventures. The following table presents equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Nine months ended September 30, 2007 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in Earnings (Loss)	$—	$8,243	$(31)	$8,212

Depreciation	—	5,137	—	5,137
Interest	—	15,718	193	15,911
Income tax	—	2,469	(70)	2,399

Nine months ended September 30, 2006 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in Earnings (Loss)	$222	$(518)	$550	$254

Depreciation	1,126	3,784	—	4,910
Interest	793	14,277	94	15,164
Income tax	302	900	244	1,446

During the nine months ended September 30, 2007 and 2006, we recorded $8.2 million and $0.3 million, respectively, of equity in earnings related to these joint ventures. The significant increase in the equity in earnings is primarily due to the sale of residential condominium-hotel units which were completed by the North Beach Venture, a development adjacent to the Hotel del Coronado, in the second and third quarters of 2007.

Foreign Currency Exchange (Loss) Gain. Foreign currency exchange (loss) gain decreased to a $3.5 million foreign currency exchange loss for the nine months ended September 30, 2007 from a $0.1 million foreign currency exchange gain for the nine months ended September 30, 2006. The decrease primarily relates to the loss on a Euro-denominated mortgage loan applicable to the InterContinental Prague hotel, which became a consolidated entity in August 2006.

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The variance of $3.3 million in other income, net is primarily attributable to:

•	$1.8 million in asset management fees for the nine months ended September 30, 2006 earned under an agreement with SHC LLC that was terminated in November 2006;

•	a $1.1 million decrease in asset management fees resulting from a financing fee earned in 2006 relating to an asset management agreement with the Hotel del Coronado and North Beach joint ventures;

•	a $0.8 million increase in state and local taxes; and

•	a $0.3 million decrease in asset management fees resulting from fees earned on the Paris Marriott for the nine months ended September 30, 2006; partially offset by

•

$0.8 million in asset management fees earned in 2007 from the affiliates that own the InterContinental Chicago and Hyatt Regency LaJolla hotels and the joint venture that owns the Residence Club Punta Mita.

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

Income tax expense increased $6.2 million during the nine months ended September 30, 2007 from $2.8 million during the nine months ended September 30, 2006. The increase is primarily due to strong residential sales at the North Beach Venture, a development adjacent to the Hotel del Coronado, during 2007 as well as acquisition activity in Europe.

Minority Interests. We record minority interest based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest (excluding discontinued operations) in SH Funding increased to $0.4 million of income for the nine months ended September 30, 2007 from a $0.7 million expense for the nine months ended September 30, 2006 due to a loss from continuing operations before gain on sale of minority interests in hotel properties in 2007.

Minority interest in consolidated affiliates increased to a $0.8 million expense for the nine months ended September 30, 2007 from a $0.7 million expense for the nine months ended September 30, 2006. The change includes the effect of our acquisition of the minority interest in the InterContinental Miami hotel and the sale of minority interests in the InterContinental Chicago and Hyatt Regency LaJolla hotels during the nine months ended September 30, 2007.

Gain on Sale of Minority Interests in Hotel Properties, Net of Minority Interests. On August 31, 2007, we closed on the transactions to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd. We recognized a gain on the sale of approximately $84.8 million, net of minority interests during the third quarter of 2007.

Income from Discontinued Operations. As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Our Results of Operations – Acquisition and Sale of Interests in Hotel Properties,” we sold two hotels in the third quarter of 2006 and reclassified the results of operations for these hotels as discontinued operations for the nine months ended September 30, 2007 and 2006. There were no hotels sold during 2007 that had operations classified as discontinued operations. Income from discontinued operations amounted to $0.3 million and $87.1 million for the nine months ended September 30, 2007 and 2006, respectively. The income from discontinued operations in 2006 includes the gain of $89.3 million recognized from the sale of the two hotels.

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

Capital expenditures for the nine months ended September 30, 2007 and 2006 amounted to $79.8 million and $66.1 million, respectively. Included in the 2007 and 2006 capitalized amounts are $6.6 million and $5.7 million of capitalized interest, respectively. Capital expenditures for the nine months ended September 30, 2007 and 2006 includes approximately $16.0 million and $27.4 million, respectively, to redevelop the Hyatt Regency New Orleans. For the remainder of the year ending December 31, 2007, we expect to fund hotel FF&E reserve projects of approximately $21.8 million and owner-funded projects of approximately $18.7 million.

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

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80% at September 30, 2007), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At November 8, 2007, there was $126.0 million outstanding under this facility. At November 8, 2007, there were outstanding letters of credit of $28.8 million.

Our Bank Credit Facility contains financial and other restrictive covenants. As of September 30, 2007, our ability to borrow under this facility is subject to financial covenants including:

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

As of September 30, 2007, we are compliant with the above financial and other restrictive covenants.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties, and the costs associated with acquisitions of properties.

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

Equity Securities

As of September 30, 2007, we had 911,462 restricted stock units outstanding, of which 441,497 were vested. In addition, we had 736,221 stock options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2006 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2006	75,406,727	975,855	76,382,582
Restricted stock units redeemed for common shares	28,260	—	28,260
Common shares repurchased	(1,083,188)	—	(1,083,188)

Outstanding at September 30, 2007	74,351,799	975,855	75,327,654

Cash Flows

Operating Activities. Net cash provided by operating activities was $129.8 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $76.3 million for the nine months ended September 30, 2006. Cash flow from operations increased primarily because of increased hotel operating income resulting from newly acquired properties as well as insurance proceeds, partially offset by an increase in interest expense.

Investing Activities. Net cash used in investing activities was $24.9 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $1.5 billion for the nine months ended September 30, 2006. The significant investing activities during these periods are summarized below:

•

We received $62.1 million and $40.0 million of insurance proceeds during the nine months ended September 30, 2007 and 2006, respectively, as a result of the hurricane that struck our Hyatt New Orleans property in August 2005.

•

We completed the acquisition of our partner’s 15% interest in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007 for approximately $22.0 million and $9.4 million, respectively.

•	As of September 30, 2007, we paid $5.7 million in escrow deposits in connection with potential hotel acquisitions.

•	Restricted cash and cash equivalents decreased by $15.7 million during the nine months ended September 30, 2007 primarily due to the release of insurance proceeds.

•	We purchased the Hotel Le Parc in Paris for approximately $93.6 million in July 2007.

•	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency LaJolla hotels in August 2007 and received net proceeds of approximately $111.2 million.

•	We completed our acquisition of a joint venture interest in the Hotel del Coronado and an adjacent land parcel under development for approximately $50.1 million in January 2006.

•	We completed our acquisition of the La Solana Hotel and Villas development sites for approximately $31.4 million in March 2006.

•	We purchased the Four Seasons Washington, D.C. for approximately $170.0 million in March 2006.

•	We purchased the Westin St. Francis for approximately $439.3 million in June 2006.

•	We purchased the Ritz-Carlton Laguna Niguel hotel for approximately $327.5 million in July 2006.

•	We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel for approximately $75.5 million in August 2006.

•	We purchased the Marriott London Grosvenor Square for approximately $201.5 million in August 2006.

•	We purchased the Fairmont Scottsdale Princess hotel and an adjacent development land parcel for approximately $350.4 million in September 2006.

•	We sold the Marriott Rancho Las Palmas Resort and the Hilton Burbank Airport hotel and received net proceeds of approximately $178.1 million in 2006.

•

We disbursed $79.8 million and $66.1 million during the nine months ended September 30, 2007 and 2006, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities; and redevelopment of the Hyatt Regency New Orleans.

Financing Activities. Net cash used in financing activities was $77.8 million for the nine months ended September 30, 2007 compared to net cash provided by financing activities of $1.4 billion for the nine months ended September 30, 2006. The significant financing activities during these periods are summarized below:

•

During the nine months ended September 30, 2007, we made net payments on mortgage debt and other debt of $126.0 million, which includes the defeasance of a fixed rate loan portfolio in the amount of $199.5 million. During the nine months ended September 30, 2006, we received net proceeds from mortgages and other debt of $700.5 million.

•	We paid financing costs of $23.0 million and $5.0 million for the nine months ended September 30, 2007 and 2006, respectively.

•

During the nine months ended September 30, 2007 and 2006, we paid quarterly distributions to common shareholders amounting to $53.4 million and $40.9 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $22.4 million and $17.1 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.7 million and $2.4 million, respectively.

•	We received net proceeds on the Bank Credit Facility of $5.0 million and $80.0 million during the nine months ended September 30, 2007 and 2006, respectively.

•	We received net proceeds from the issuance of Exchangeable Notes of $179.1 million during the nine months ended September 30, 2007.

•	We paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes during the nine months ended September 30, 2007.

•	We paid $25.0 million for the repurchase of common stock during the nine months ended September 30, 2007.

•	During the nine months ended September 30, 2006, we received proceeds from issuance of common stock, net of offering costs, of approximately $470.2 million.

•	During the nine months ended September 30, 2006, we received proceeds from issuance of preferred stock, net of offering costs, of approximately $249.4 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (1)	$1,632,537	$—	$8,664	$1,478,457	$145,416
Interest on long-term debt obligations (2)	392,101	21,330	258,082	104,219	8,470
Operating lease obligations—ground leases and office space	11,935	69	996	1,390	9,480
Operating leases – Paris Marriott and Hamburg Marriott	478,700	5,351	64,210	42,806	366,333
Construction contracts (3)	12,448	12,448	—	—	—
Acquisition agreement – portion of mixed use building (3)	82,400	—	82,400	—	—

Total	$2,610,121	$39,198	$414,352	$1,626,872	$529,699

(1)	Long-term debt obligations include our mortgages, Exchangeable Notes and Bank Credit Facility.
(2)	Interest on variable rate debt obligations is calculated based on the variable rates at September 30, 2007 and includes the effect of our interest rate swaps.
(3)	See “Item 1. Financial Statements – Note 12 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2007, $32.2 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred, and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At September 30, 2007, there was $17.5 million outstanding on the revolving credit facility. There are letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At September 30, 2007, our investment in the Partnerships amounted to $75.3 million. Our equity in earnings of the Partnerships is $8.2 million for the nine months ended September 30, 2007.

Further, on January 9, 2006, the North Beach Venture entered into a $59.0 million construction loan with GMAC Commercial Mortgage Corporation (GMAC) to be used in connection with the construction of a 78-room beachfront, luxury condominium-hotel development on the North Beach Venture land parcel. During the third quarter 2007, the loan was retired.

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

We own a 31% interest in and act as asset managers for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2007, our investment in the joint venture amounted to $3.1 million. Our equity in losses of the joint venture is $31,000 for the nine months ended September 30, 2007.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. There was no impairment on property and equipment or goodwill for 2006. We recorded impairment losses on goodwill and hotel property of $37.7 million for the nine months ended September 30, 2007 on the Hyatt Regency New Orleans based on our impairment analysis in the second quarter of 2007.

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

•

New Orleans Estimated Property Damage. Subsequent to the hurricane in New Orleans, we took the Hyatt Regency New Orleans hotel out of service. From the time the building was taken out of service through September 30, 2007, impairments totaling $141.2 million have been taken against the book value of the property of which $115.6 million was recovered through insurance proceeds. As a result, the impairment loss recognized to date is $25.6 million. In addition, an impairment loss of $12.1 million was recognized related to goodwill. These impairments were based on our estimates of the property’s fair value using currently available information.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the statement of operations. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at either September 30, 2007 or December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for us on January 1, 2008. The provisions of this statement are required to be applied prospectively. We are currently assessing the impact of SFAS 159 on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for us beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. We adopted FIN 48 on January 1, 2007 and it did not have a material impact on our financial statements. Our evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

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

See “Item 1. Financial Statements—Note 9 Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2007.

As of September 30, 2007, our total outstanding mortgages, Bank Credit Facility and Exchangeable Notes were approximately $1.6 billion, of which approximately $478.3 million, or 29.3%, was variable rate debt. Total variable debt excludes $975.0 million fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the swaps, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $5.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.5 million annually.

Subsequent to September 30, 2007, we entered into a GBP LIBOR interest rate swap with a notional amount of £77.3 million ($158.1 million) and an effective date of October 2007. As such, total variable debt is 19.6% and excludes $1.1 billion fixed by interest rate swaps. If the market rates of interest on our variable debt increase by 20%, the increase in interest expense on the variable debt would decrease future earnings and cash flows by approximately $3.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on the variable debt would increase future earnings and cash flows by approximately $1.5 million.

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

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the Great British pound sterling, Euro, Czech crown and Mexican peso. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.

To manage the currency exchange risk applicable to equity positions in foreign hotels, we may use long-term mortgage debt denominated in the local currency. In addition, we may enter into forward or option contracts. We do not currently have any currency forward or option contracts.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of September 30, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006 other than the risk factor below.

The following risk factor updates the risk factor titled “Our New Orleans hotel property was substantially damaged by Hurricane Katrina. There can be no assurance as to when the property will be restored and when our operations there will fully recover, and ultimately whether our losses will be completely covered by our insurance” in our annual report on Form 10-K for the year ended December 31, 2006.

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

Currently, our strategic options with respect to the Hyatt Regency New Orleans property include (a) the continued reconstruction and potential reopening of the hotel, which requires consideration of such factors as the New Orleans market and our return on additional investment in the property, and (b) sale of all or a part of our interest in the property prior to completing reconstruction. In the event we reconstruct the property, substantial capital expenditures will be required. On October 8, 2007, we entered into a Purchase and Sale Agreement for the disposition of this asset at a purchase price of approximately $32,000,000, of which $3,000,000 is in the form of a non-interest bearing promissory note payable in six years. The transaction, which is expected to close in the fourth quarter of 2007, is subject to customary closing conditions and we can make no guarantee or assurance that the closing conditions will be satisfied and the transaction will close. We expect to incur operating losses at the property for the foreseeable future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.		Description of Exhibit
	3.1	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

	3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

	3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

+*	10.2	Consulting Agreement by and between the Company and David M.C. Michels, dated as of August 16, 2007.

	10.3	Side Letter, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 (the “September 7, 2007 8-K”) and incorporated herein by reference).

	10.4	Third Amendment to the Mortgage Loan and Security Agreement, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.2 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

	10.5	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

	10.6	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

	10.7	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

	10.8	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

	10.9	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s September 7, 2007 8-K and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith
+	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

November 8, 2007	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

November 8, 2007	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer