Form 10-K
period 2007-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2008-02-29
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                     to

Commission File No. 001-32223

STRATEGIC HOTELS & RESORTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State of Incorporation)	(I.R.S. Employer Identification No.)
200 West Madison Street, Suite 1700, Chicago, Illinois	60606-3415
(Address of Principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange
8.50% Series A Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange
8.25% Series B Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange
8.25% Series C Cumulative Preferred Stock ($0.01 par value)	New York Stock Exchange

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

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant was approximately $1.7 billion as of June 30, 2007.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of February 27, 2008 was 74,406,705

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 22, 2008.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

WHERE TO FIND MORE INFORMATION:

We maintain a website at http://www.strategichotels.com. Through our website, we make available, free of charge, our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains a website that contains these reports at http://www.sec.gov.

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Embassy Suites®, Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections, other financial information or other information contained in this report.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	availability of capital;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our ability to obtain or refinance debt;

•	the failure of closing conditions or contingencies in our agreements to be satisfied;

•	rising insurance premiums;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	downturns in economic and market conditions, particularly levels of spending in the travel and leisure industries in the markets where we invest;

•	general volatility of the capital markets and the market price of our common shares;

•	our failure to maintain our status as a REIT;

•	increases in real property tax rates;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITS;

•	changes in generally accepted accounting principles, policies and guidelines; and

•

hostilities, including future terrorist attacks, or the apprehension of hostilities, in each case that affect travel within or to the United States, Mexico, Czech Republic, Germany, France, England or other countries where we invest.

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

Overview

Strategic Hotels & Resorts, Inc. (SHR) was incorporated in Maryland in January 2004 to own and asset manage upper upscale and luxury hotels that are subject to long-term management contracts. The terms upper upscale and luxury are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. We went public in an initial public offering in June 2004. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We own our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SH Funding, and its subsidiaries.

We operate as a self-administered and self-managed real estate investment trust (REIT) managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 28, 2008.

As of February 28, 2008, we:

•

wholly own or lease 17 hotels, own a 51% interest in affiliates that own two hotels where we asset manage such hotels and own a 45% interest in and act as asset manager for a joint venture that owns one hotel;

•

own land held for development, including the La Solana project adjacent to our Four Seasons Punta Mita Resort, which includes a 20.5- acre site for the development of hotel suites and a 27.0- acre site for the development of for-sale villas, a separate 60.0- acre oceanfront land parcel near the Four Seasons Punta Mita Resort and a 10.0-acre parcel adjacent to the Fairmont Scottsdale Princess; and

•

own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico.

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental® , Loews®, Marriott®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a specialty management company, KSL Resorts.

We seek to maximize asset values and operating results through asset management. Although we have no imperative to grow, we will opportunistically seek to acquire additional properties that meet our disciplined investment criteria.

As used in this report, references to “we”, “our”, “us”, and “SHR” are to Strategic Hotels & Resorts, Inc. and, except as the context otherwise requires, its consolidated subsidiaries.

Business Strategy

We are a preeminent owner of upper upscale and luxury branded hotels located primarily in the United States with select international hotels. We believe our future growth will be driven by the execution of our life cycle-based investment strategy. This strategy involves the acquisition of hotels with strong underlying real estate values, adding value through the application of management’s superior asset management skills, identifying redevelopment opportunities to enhance cash flow and value, and disposing of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Acquisition Strategy

As a result of our ongoing research, the selection of target markets and individual property targets is updated continuously to foster a proactive acquisition strategy. We believe this acquisition strategy permits us to make disciplined investment decisions quickly and efficiently. Members of our management team have the skills and experience to acquire and asset manage hotels both domestically and internationally, which places us in a unique position among lodging REITs. Our acquisition strategy incorporates the following elements, each of which is supported by continuous research and disciplined investment evaluation processes:

•	Target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, with strong growth characteristics and high barriers to entry.

•

Target hotels with management contracts with operators which we believe will be receptive to our asset management and redevelopment initiatives, or hotels with respect to which we can enter into value-enhancing management contracts.

•	Acquire properties that present redevelopment opportunities in which we can invest capital to create additional cash flow potential with relatively high returns.

•

Selected international opportunities. Members of our management team have the skills and experience to acquire and asset manage international hotels, which have permitted us to diversify our portfolio and take advantage of select international hotel investment opportunities.

•

Develop hotel condominiums, fractional ownership interests and other residential properties at certain of our properties where we believe these types of developments may create value. The goals of this residential conversion strategy include improving the return on an existing asset, liquidating an asset at a premium that would permit reinvestment into additional hospitality assets, and/or providing a mixed use opportunity that would be complementary to, and therefore increasing the revenue potential of, an investment.

•

Enter into joint ventures, allowing us to experience growth through the expansion of our portfolio, increase fee-based income, enhance the return on our real estate through fee and incentive income and foster closer relationships with the hotel management companies that operate our hotels. Entering into joint ventures also allows us to gain additional diversification of our capital and higher return on investment by investing in a larger number of properties, although through a smaller investment in each property.

•	Asset Management Strategy

We believe that we can enhance our cash flow and earnings growth through expert asset management, which will ultimately generate increased operating margins and higher investment returns. Our value-added asset management strategy has the following general components:

•

Working in partnership with the hotel management companies that operate our hotels, we build an asset management approach to enhance the cash flow and value of our properties. We have multi-property relationships with a select group of hotel management companies that in our opinion have strong brand recognition, superior marketing capabilities, management depth and an ability to work with our team to create efficient operations. We improve hotel operating performance through the application of value-added programs involving consumer and market research, competitive benchmarking, technology upgrades and systems development and upgrades.

•

We provide rigorous oversight of the properties and the hotel management companies that operate them to ensure the alignment of the hotel management companies’ and our interests and to monitor the hotel management companies’ and our compliance with the management contracts relating to our properties. Typically, this oversight provides sustained increases in operating margins and enhances property values. Our growth strategies are incentives for hotel management companies to seek additional revenue opportunities and, in turn, provide us with opportunities to revisit our contractual relationships with hotel management companies in order to reduce costs and increase flexibility.

•	Redevelopment Strategy

•

Our asset management team is integral to the planning of capital expenditures at each of our hotels, including both routine maintenance expenditures and more extensive capital improvements. Such capital expenditures are undertaken to improve the quality of our properties and ultimately enhance revenues.

•

Underpinning our redevelopment strategy is a consumer research driven, creative and forward looking master plan for each hotel in our portfolio designed to provide near-term earnings growth potential beyond mere cyclical growth. Many of our hotel master plans include capital expenditures designed to increase food and beverage and other non-rooms revenue to drive growth in total revenue per available room, or Total RevPAR, and bottom line metrics.

•	Typically, the application or our redevelopment strategy leads to increased, risk-adjusted returns and can result in meaningful improvements in cash flow and hotel value.

•	Disposition Strategy

•

We recycle capital for future investments through opportunistic dispositions. We are likely to dispose of all or part of our investment in a property in circumstances where we believe our asset management strategy has maximized the property’s value, the proceeds of the disposition are unusually attractive, the market in which the property is located is declining or static, or competition in the market requires substantial capital investment which will not generate returns that meet our criteria.

•

Proceeds from dispositions would generally be intended to be reinvested in redevelopment activities in our existing portfolio or the acquisition of additional hotel properties where the application of our life cycle-based investment strategy can begin again.

Competition

The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services, guest amenities or accommodations offered and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels operated under brands in the upper upscale and luxury segments. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.

Because our hotels operate in the upper upscale and luxury segment of the market, we face increased competition from providers of less expensive accommodations, such as limited service hotels or independent owner-managed hotels, during periods of economic downturn when leisure and business travelers become more sensitive to room rates. As a result, there is pressure to lower average daily rates during such periods to compete for these guests.

We face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners in each of our markets. Some of these entities may have substantially greater financial resources and may be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell their properties to us.

Employees

As of February 28, 2007, we had 62 full-time and 4 part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

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

Although the Phase I assessments and other environmental reports that have been conducted with respect to certain of our properties disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. See “Item 1A. Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “Item 1A. Risk Factors—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.”

Insurance

Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Item 1A. Risk Factors,” including, among others, the factors described under “Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders,” and the following. We are responsible for arranging the insurance for most of our hotels, although in certain cases, the hotel management companies that operate our hotels assume responsibility for arranging insurance under the relevant management agreement. Our properties are covered by blanket insurance policies, which cover multiple properties. In the event that these blanket policies are drawn on to cover losses on certain properties, the amount of insurance coverage available under such policies would thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.

In August 2005, Hurricane Katrina caused substantial damage to our Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the hotel’s business and the hotel effectively ceased operations. On August 1, 2007, we entered into a complete and final settlement with our insurer for the property with respect to property damage and business interruption insurance claims relating thereto. On December 28, 2007, we sold the Hyatt Regency New Orleans property.

REIT Structure

The provisions of the REIT Modernization Act of 1999, as amended (the RMA), allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary (TRS) that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 20% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the RMA provides that a REIT may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

Ownership of Hotels

Where we have an ownership interest in a hotel, the entity through which we hold such ownership interest (a Strategic Ownership Entity) will generally lease the hotel to one of our TRSs and the TRS will enter into a management agreement with an independent third party for such party to operate the hotel. A lease between a Strategic Ownership Entity and one of our TRSs (an Affiliate Lease) provides for the TRS to pay to the Strategic Ownership Entity a base rent plus a percentage rent (as more fully described below). An Affiliate Lease must contain economic terms which are similar to a lease between unrelated parties or, pursuant to the RMA, the Strategic Ownership Entity may have to pay a 100% penalty tax on some of the payments it receives from our TRS under such Affiliate Lease.

Each Affiliate Lease, other than the lease with respect to the InterContinental Prague, has a non-cancelable term of approximately five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for our TRS’ use and occupancy, condemnation or our sale or disposition of the hotel.

During the term of each Affiliate Lease, other than the lease with respect to the InterContinental Prague, our TRS is obligated to pay a fixed annual base rent and a percentage rent to the applicable Strategic Ownership Entity. With respect to the InterContinental Prague, there is an existing lease agreement between the applicable Strategic Ownership Entity and a tenant that has prepaid the rent which is being amortized on a straight-line basis over 15 years. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues, subject to certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees where percentage rent is paid monthly. Base rent accrues and is paid monthly. Base rents and percentage rents are adjusted annually for changes in the consumer price index or similar indices.

Fixed charges, including real estate and personal property taxes, capital expenditures and a reserve for capital expenditures are obligations of the lessor under our Affiliate Lease. Our TRSs are required to pay rent, all costs and expenses and all utility and other charges incurred in the operation of the hotels we own. The party responsible for maintaining insurance on a property is dependent on the specific lease.

Third Party Lease Agreements

We are the tenant under leases with third-party landlords for the Paris Marriott Champs Elysees and the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire, the Marriott London Grosvenor Square and a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The terms of these third party leases, including renewal options, range from 46 to 78 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Hotel Management Agreements

Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees between 1.25% to 4.00% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from two to 50 years. A management agreement with one of our operators typically has the terms described below.

•

Operational services. The manager has exclusive authority to supervise, direct and control the day-to-day operation and management of the hotel, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotel. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. In some cases, the incentive management fee is paid only after we have received a certain level of income.

•

Executive supervision and management services. The manager supervises all managerial and other employees for the hotel, reviews the operation and maintenance of the hotel, prepares reports, budgets and projections and provides other administrative and accounting support services to the hotel. In some cases, we maintain authority to approve the appointment of the hotel’s general manager.

•

Chain services. Our management agreements require the managers to furnish chain services that are generally made available to other hotels managed by such operators. Such services include: (1) the development and operation of computer systems and reservation services, (2) management and administrative services, (3) marketing and sales services, (4) human resources training services and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

•

Working capital. Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of fixed asset supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotel.

•

Furniture, fixtures and equipment replacements. Our management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefore, subject to our review and approval. In addition, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of a hotel (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 3.0% to 5.0%).

•

Building alterations, improvements and renewals. Our management agreements generally require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of a hotel. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required by reason of laws or regulations or, in the manager’s reasonable judgment, to keep the hotel in a safe, competitive and efficient operating condition.

•

Sale of the hotel. Most of our management agreements limit our ability to sell, lease or otherwise transfer a hotel unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreement and meets specified other conditions.

•

Service marks. During the term of our management agreements, the service mark, symbols and logos currently used by the manager may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

We lease one of our hotels, the Marriott Hamburg, pursuant to a lease agreement whereby rent is paid by the hotel management company that operates the hotel, as lessee, to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of our management contracts described above.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer.

This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at http://www.strategichotels.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Corporate Secretary, Strategic Hotels & Resorts, Inc., 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.

ITEM 1A.	RISK FACTORS.

In addition to the information and factors discussed elsewhere in this annual report on Form 10-K, including our consolidated financial statements and the related notes, the factors disclosed below could cause our actual results to differ materially from those projected in any future-looking statements and could affect our future financial performance.

Risks Related to Our Business

We rely to a significant extent on our President and Chief Executive Officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our President and Chief Executive Officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years of experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results. Mr. Geller’s employment agreement was amended and restated on September 7, 2006. Pursuant to that agreement, Mr. Geller will serve as our President and Chief Executive Officer through December 31, 2009, subject to earlier termination under certain circumstances described in the agreement.

The geographic concentration of our hotels in California makes us more susceptible to an economic downturn in that state.

As of February 28, 2008, six of the hotels we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California economy.

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

Our significant debt may negatively affect our business and financial results, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which will reduce the amounts available for distributions to our stockholders and funds available for operations, capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	requiring us to dispose of properties in order to make required payments of interest and principal.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through re-financings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through re-financings. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. If prevailing interest rates or other factors at the time of refinancing result in higher interest rates on refinancing, our interest expense would increase, which would adversely affect our operating results.

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

Turbulence in credit markets that began in 2007 has led to decreased availability of many forms of financing. If current market conditions continue to experience volatility and general tightening of credit, we may be unable to execute our business plans. Alternatively, the debt we do arrange may carry a higher rate of interest or shares we issue in any equity offering may require a higher rate of dividends. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to increase our capacity under our revolving credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Our organizational documents do not limit the amount of indebtedness that we may incur. If we become highly leveraged, then the resulting increase in our debt service obligations would reduce cash available for distributions to our stockholders and could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

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

If our internal control over financial reporting and disclosure controls and procedures are not effective, we will not be able to provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in that annual report on Form 10-K and for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for that quarter should be restated because the statements incorrectly classified certain items as cash flows from operating activities that should have been reported as cash flows from investing activities. Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 and our consolidated statement of cash flows for the quarter ended March 31, 2005 in our annual report on Form 10-K/A for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, respectively. In connection with these restatements, we determined that our internal control over financial reporting during the years ended December 31, 2004 and 2005 was not effective due to the existence of a material weakness in our internal control over financial reporting relating to the proper classification of cash flows pertaining to certain escrow deposits, purchased notes receivable and investments in our hotels. Although we have implemented additional procedures that we believe enable us to properly prepare and review our consolidated statement of cash flows, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance what we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Rising operating expenses and costs of capital improvements could reduce our cash flow, EBITDA and funds available for future distributions.

Our properties are subject to operating risks common to the lodging industry in general. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we could be required to spend additional funds for that property’s operating expenses. In the future, our properties will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which could reduce our cash flow, Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) and funds available for future distributions to our stockholders.

Our hotel properties have an ongoing need for renovations and other capital improvements, including replacements, from time to time, of furniture, fixtures and equipment. Some of these capital improvements are mandated by health, safety or other regulations. These capital improvements may give rise to (i) a possible shortage of available cash to fund capital improvements, (ii) the possibility that financing for these capital improvements may not be available to us on affordable terms and (iii) uncertainties as to market demand or a loss of market demand after capital improvements have begun. The costs of these capital improvements could adversely affect our financial condition and amounts available for distributions to our stockholders.

Our business and operating results depend in large part upon the performance of third-party hotel management companies that manage our hotels.

Our hotels are managed by third-party hotel management companies pursuant to management agreements or, with respect to the Marriott Hamburg, the lease applicable to that property. Therefore, our business and operating results depend in large part upon the performance of these hotel management companies’ under these management agreements.

Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, net revenue per available room (RevPAR) or average daily rates, we may not be able to force the hotel management companies in question to change their methods of operation of our hotels. Additionally, in the event that we need to replace any hotel management company, we may be required by the terms of the applicable management agreement to pay a substantial termination fee and may experience disruptions at any affected hotel. The effectiveness of the hotel management companies in managing our hotels will, therefore, significantly affect the revenues, expenses and value of our hotels. Occasionally, we have discovered accounting errors at some of our properties relating to the improper recording of income statement expenses, misstated inventories and other items apparently caused by poor accounting practices and oversight. In the event our third-party hotel management companies are not able to implement and maintain appropriate accounting controls with respect to our properties, our business, results of operations and financial condition could be adversely affected.

Additionally, the hotel management companies that operate our hotels and their affiliates own, operate or franchise properties other than our properties, including properties that directly compete with our properties. Therefore, a hotel management company may have different interests than our own with respect to short-term or long-term goals and objectives, including interests relating to the brand under which such hotel management company operates. Such differences may be significant depending upon many factors, including the remaining term of the applicable management agreement, trade area restrictions with respect to competitive practices by the hotel management company or its affiliates or differing policies, procedures or practices. Any of these factors may adversely impact the operation and profitability of a hotel, which could harm our financial condition and results of operations.

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

Our revolving credit facility contains customary restrictions, requirements and other limitations on our ability to do certain things, including limitations on our incurrence of indebtedness and other customary financial and other covenants. Our ability to borrow under our revolving credit facility is subject to compliance with these financial and other covenants. We may use borrowings under our revolving credit facility to finance acquisitions and redevelopment activities and for working capital. If we are unable to borrow under our revolving credit facility or to refinance existing indebtedness, we may be prevented from making acquisitions, executing capital projects or funding our working capital needs and our financial condition and results of operations would be adversely affected.

We face competition for the acquisition of real estate properties.

We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels and others who are engaged in real estate investment activities that focus on the acquisition of hotels. These competitors may drive up the price we must pay for real property, other assets or other companies we seek to acquire or may succeed in acquiring those real properties, other assets or other companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable investment properties may increase in the future. This would result in increased demand for these real properties, other assets or other companies and therefore increase the prices required to be paid for them. If we pay higher prices for real properties, other assets or other companies, our profitability may be reduced. Also, future acquisitions of real property, other assets or other companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. We also may not be successful in identifying or consummating acquisitions and joint ventures on satisfactory terms. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets.

We are prohibited from selling our Loews Santa Monica Beach Hotel in a taxable transaction before a specified date in the future.

Unless the transaction will qualify as a tax deferred exchange, the terms of certain agreements prohibit us from selling the Loews Santa Monica Beach Hotel before the earlier of March 4, 2013 or the date three named individuals are deceased. Also, we have agreed to maintain $60.0 million of indebtedness on the Loews Santa Monica Beach Hotel until such date. These limitations may prevent us from selling this property on a timely basis or at all.

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

Our development activities are subject to timing, budgeting and other risks.

We are in the process of developing and redeveloping several of our properties and expect to continue similar activities in the future. Furthermore, we are continuously investigating and pursuing acquisition and other corporate opportunities. These development and redevelopment activities and the pursuit of acquisition and other corporate opportunities expose us to certain risks, including those relating to:

•	construction delays or cost overruns that may increase project costs and, as a result, make the project uneconomical;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify any such situation;

•	the failure to complete construction of a property on schedule;

•	insufficient occupancy rates at a completed project impeding our ability to pay operating expenses or achieve targeted rates of return on investment;

•	the incurrence of acquisition and/or predevelopment costs in connection with projects that are delayed or not pursued to completion;

•	natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	receipt of zoning, occupancy, building, land-use or other required governmental permits and authorizations; and

•	governmental restrictions on the nature or size of a project or timing of completion.

In the case of an unsuccessful project, we may be required to write off capitalized costs associated with the project and such write-offs may be significant and adversely affect our financial condition and results of operations. We also may incur significant expenses in connection with acquisition or other corporate opportunities we pursue but do not consummate.

Our entry into the hotel condominium, fractional ownership and residential markets exposes us to new risks.

Potential plans to develop and market hotel condominiums, fractional ownership interests and other residential properties at certain of our properties exposes us to new risks associated with entering a new line of business, including developing the knowledge of and experience in these markets, recruiting professionals to manage these new business lines and developing and capitalizing on new marketing relationships with experienced market participants. The marketing and sale of hotel condominiums and fractional ownership interests are subject to extensive regulation by the federal government and the states in which the properties are located, and in the case of fractional ownership interests, in the states where the fractional ownership interests are marketed and sold. Changes in the legal requirements or a determination that we are not in compliance with applicable laws could adversely affect our hotel condominium and fractional ownership business.

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere in this section as well as the following:

•	increased competition from new supply or existing hotel properties in our markets, which would likely adversely affect occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 28, 2008, six of our hotels are located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our Four Seasons hotel in Mexico City is also in an area exposed to greater risk of earthquakes. Our InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.

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

Certain events, such as Hurricanes Katrina and Rita in 2005, have historically made it more difficult and expensive to obtain property and casualty insurance, including coverage for windstorm, flood and earthquake damage, and such events could occur again. We may encounter difficulty in obtaining or renewing property insurance, including coverage for windstorm, flood and earthquake damage, or casualty insurance on our properties at the same levels of coverage, under similar terms and in a timely manner due to a lack of capacity in the insurance markets or a lack of availability of such insurance at commercially reasonable rates. Insurance we would be able to obtain may be more limited and for some catastrophic risks (e.g., earthquake, flood, windstorm and terrorism) may not be generally available to fully cover potential losses. Even if we would be able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we would be able to obtain such insurance at premium rates that are commercially reasonable or that there would not be gaps in our coverage. If we were unable to obtain adequate insurance on our properties for certain risks or in a timely manner, it would expose us to uninsured losses and could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

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

We derive revenues from outside the United States, which subjects us to different legal, monetary and political risks, as well as currency exchange risks, and may cause unpredictability in our cash flows.

Our business plan assumes that a portion of our investments will continue to be in hotel properties located outside the United States. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations, including:

•	enactment of laws prohibiting or restricting the foreign ownership of property;

•	laws restricting us from removing profits earned from activities within the country to the United States (i.e., nationalization of assets located within a country);

•	changes in laws, regulations and policies, including land use, zoning and environmental laws, and in real estate and other tax rates;

•	exchange rate fluctuations;

•	change in the availability, cost and terms of mortgage funds resulting from varying national economic policies or changes in interest rates;

•	high administrative costs; and

•	terrorism, war or civil unrest.

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

Our hotel properties are subject to various U.S. federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if the contamination pre-dated our ownership of the property or we did not know of or were not responsible for the contamination. These laws may also force a party who owned a property at the time of its contamination, but no longer owns the property, to be responsible for the cleanup. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws can also impose liability on parties that arrange for the disposal of wastes at an offsite property that becomes contaminated.

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

From time to time, the United States Environmental Protection Agency (EPA) designates certain sites affected by hazardous substances as Superfund sites. Superfund sites can cover large areas, affecting many different parcels of land. The EPA may choose to pursue parties regardless of their actual contribution to the contamination. The Hilton Burbank Airport and Convention Center, which we sold in September 2006, is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination; however, there can be no assurance regarding potential future developments concerning this site.

The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.

We have reviewed environmental reports prepared by our consultants and consultants retained by our lenders at various times, which disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or impose liability on us. At some facilities these include on-site dry cleaning operations, petroleum storage in underground storage tanks, past tank removals and the known or suspected presence of asbestos, mold or thorium.

The costs to clean up a contaminated property to defend against a claim or to comply with environmental laws could be material and could adversely affect the funds available for distributions to our stockholders. Future laws or regulations may impose material environmental liabilities on us, the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us and currently unknown environmental liabilities related to our hotel properties may be identified.

Under the Americans with Disabilities Act of 1990 (ADA), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected.

Risks Related to Our Organization and Structure

Provisions of our organizational documents may limit the ability of a third party to acquire control of our company and may depress our stock price.

In order for us to maintain our status as a REIT, no more than 50% of the value of outstanding shares of our stock may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to qualify as a REIT under this test, subject to some exceptions, our charter prohibits any individual from owning beneficially or constructively more than 9.8% of the value of outstanding shares of our stock or more than 9.8% of the value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Any attempt to own or transfer shares of our capital stock in excess of the ownership limit without the consent of our board of directors will be void, and could result in the shares being automatically transferred to a charitable trust. This ownership limitation may prevent an acquisition of control of our company by a third party without our board of directors’ grant of an exemption from the ownership limitation, even if our stockholders believe the change of control is in their interest.

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

Our charter permits the removal of a director only upon the affirmative vote of two-thirds of the votes entitled to be cast, generally in the election of directors, and provides that vacancies may only be filled by a majority of the remaining directors. Our bylaws require advance notice of a stockholder’s intention to nominate directors or present business for consideration by stockholders at an annual meeting of our stockholders. These provisions may delay, defer or prevent a transaction or change in control that involves a premium price for our common stock or that for other reasons may be desired by our stockholders.

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

We currently qualify as a REIT under the Internal Revenue Code of 1986, as amended (the Code). The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

If our Affiliate Leases are not respected as true leases for federal income tax purposes, we would fail to maintain our status as a REIT.

To continue to qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. The rent paid to our Strategic Ownership Entities pursuant to our Affiliate Leases will only qualify for purposes of the gross income tests if such Affiliate Leases are respected as true leases for U.S. federal income tax purposes and are not treated as service contracts, joint ventures or some other type of arrangement. If our Affiliate Leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

Our TRSs are subject to special rules that may result in increased taxes.

SHR has to pay a 100% penalty tax on some payments that it receives from its TRSs if the economic arrangements between SHR and the TRSs in question are not comparable to similar arrangements between unrelated parties. The Internal Revenue Service may successfully assert that the economic arrangements of any of our inter-company transactions, including our Affiliate Leases, are not comparable to similar arrangements between unrelated parties.

We may be required to pay a penalty tax upon the sale of a hotel.

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current laws, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the Internal Revenue Service may successfully assert that one or more of our sales are prohibited transactions; consequently, we may be required to pay a penalty tax.

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

Offices. We lease our headquarters located at 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.

Property Overview and Performance. The following table presents certain information related to our hotel properties. All of the hotel properties in the following table relate to our one reportable business segment, hotel ownership.

				Year Ended December 31, 2007(1)				% Change 2007- 2006(2)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	80.0%	$211.64	$169.39	$317.81	6.0%	5.1%
InterContinental Chicago(3)(*)	Chicago, IL	4/2005	792	83.1%	$212.56	$176.61	$280.88	7.6%	12.4%
Hotel del Coronado(4)	Coronado, CA	1/2006	757	74.4%	$354.52	$263.92	$545.56	(2.3)%	0.2%
Hyatt Regency Phoenix	Phoenix, AZ	1/1998	696	69.2%	$139.01	$96.14	$159.19	6.4%	7.4%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	75.3%	$221.82	$167.02	$278.14	6.6%	5.9%
Fairmont Scottsdale Princess(5)(*)	Scottsdale, AZ	9/2006	651	73.7%	$239.44	$176.54	$397.85	0.6%	(1.0)%
InterContinental Miami(*)	Miami, FL	4/2005	641	71.1%	$190.80	$135.70	$233.52	15.8%	17.3%
Hyatt Regency La Jolla(3)(*)	La Jolla, CA	7/1999	419	79.7%	$184.96	$147.49	$279.84	5.7%	4.2%
Ritz-Carlton Laguna Niguel(**)	Dana Point, CA	7/2006	396	66.9%	$382.64	$255.92	$564.35	(0.1)%	5.3%
InterContinental Prague(6)(*)	Prague, Czech Republic	8/1998	372	76.6%	$240.31	$183.97	$292.92	10.5%	11.4%
Loews Santa Monica Beach Hotel(7)(*)	Santa Monica, CA	3/1998	342	85.6%	$300.22	$256.89	$388.91	9.2%	7.0%
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	8/2004	261	71.5%	$368.51	$263.46	$631.48	9.0%	7.7%
Four Seasons Mexico City(**)	Mexico City, Mexico	12/1997	240	68.3%	$260.08	$177.67	$320.19	22.2%	20.7%
Four Seasons Washington, D.C.(**)	Washington, D.C.	3/2006	211	71.5%	$542.58	$388.00	$696.88	11.8%	9.6%
Four Seasons Punta Mita Resort(**)	Punta Mita, Mexico	2/2001	173	76.0%	$734.73	$558.45	$950.09	3.6%	8.1%
Hotel Le Parc	Paris, France	7/2007	116	73.5%	$340.48	$250.20	$426.19	20.7%	12.3%
Ground Lease Property Interest
Marriott Lincolnshire(**)	Lincolnshire, IL	9/1997	389	65.6%	$135.42	$88.83	$287.04	1.5%	1.3%
Marriott London Grosvenor Square(*)	London, England	8/2006	236	81.2%	$417.97	$339.57	$525.49	19.6%	18.9%
Leasehold Property Interest
Marriott Hamburg(8)	Hamburg, Germany	6/2000	278	84.2%	$185.03	$155.74	$223.74	8.7%	8.7%
Marriott Champs Elysees Paris(8)	Paris, France	2/1998	192	88.5%	$566.73	$501.45	$618.07	18.3%	15.8%

Total			9,044	75.9%	$263.78	$200.09	$366.12	7.8%	7.6%

(1)	The table includes statistical information only for our period of ownership.
(2)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.
(3)	We own a 51% controlling interest in affiliates that own each of these properties.
(4)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage.
(5)	We have a ground lease interest in one land parcel at this property.
(6)	On August 3, 2006, we purchased our joint venture partner’s 65% interest in the entity that owns this property.
(7)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(8)	These properties were originally acquired on the dates indicated in the table but were subsequently sold to a third party and leased back to us in transactions that are more fully described under “Item 8. Financial Statements and Supplementary Data—Note 8 Operating Lease Agreements”.
(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 9 Indebtedness”.
(**)	Under the provisions of the credit agreement dated March 9, 2007 as more fully described under “Item 8. Financial Statements and Supplementary Data—Note 9 Indebtedness”, these properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or availability under the credit line is reduced.

ITEM 3.	LEGAL PROCEEDINGS.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “BEE”. As of February 27, 2008, the number of registered holders of record of our common stock was 100.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2006 through December 31, 2007.

	2007 Per Share of Common Stock			2006 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$24.31	$19.76	$0.24	$23.30	$19.85	$0.23
Second Quarter	24.24	21.10	0.24	23.56	19.24	0.23
Third Quarter	24.35	18.71	0.24	21.48	18.43	0.23
Fourth Quarter	22.74	16.15	0.24	22.18	19.34	0.23

Year	$24.35	$16.15	$0.96	$23.56	$18.43	$0.92

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with REIT provisions of the Code. We intend to make dividend distributions quarterly, and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

Equity Compensation Plan Information

There are 3,000,000 shares of common stock authorized for issuance under our 2004 Incentive Plan (the Plan). The following table sets forth certain information with respect to securities authorized and available for issuance under the Plan as of December 31, 2007

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted-average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:
Stock options	736,221	$20.39
Restricted stock units	1,058,873	N/A

Total	1,795,094		1,055,461

Repurchases of Equity Securities

We did not repurchase equity securities during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA.

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

The historical financial data presented herein prior to the date of our initial public offering (the IPO) in June 2004 is the historical financial data of our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were distributed (Distributed Properties) by SHC Funding to SHC LLC (see “Item 8. Financial Statements and Supplementary Data—Note 1 General”).

	Historical as of and for the Years Ended December 31,
	2007(1)	2006(1)	2005(1)	2004(1)(2)	2003(1)
	(In thousands, except per share and statistical data)
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	19	19	15	14	20
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	8,287	9,321	7,213	5,820	9,567
Average occupancy rate	76.0%	74.8%	70.8%	68.7%	69.1%

Operating Data:
Revenue:
Rooms	$532,109	$381,019	$201,036	$203,507	$269,515
Food and beverage	342,468	244,007	131,513	112,794	140,500
Other hotel operating revenue	110,010	73,304	40,195	38,137	44,006
Lease revenue	23,405	20,257	16,787	13,863	7,488

Total revenues	1,007,992	718,587	389,531	368,301	461,509
Operating costs and expenses:
Rooms	130,784	94,764	47,520	50,850	70,607
Food and beverage	231,407	170,054	91,754	86,279	108,673
Other departmental expenses	248,815	181,436	104,388	97,984	119,427
Management fees	39,264	26,774	11,713	13,476	16,649
Other hotel expenses	67,975	44,526	22,480	22,203	31,728
Lease expense	15,700	13,682	13,178	6,446	—
Depreciation and amortization	106,091	75,135	39,797	45,318	67,099
Corporate expenses	30,179	25,383	21,023	28,845	21,912
Other charges	7,372	—	—	—	—

Total operating costs and expenses	877,587	631,754	351,853	351,401	436,095

Operating income	130,405	86,833	37,678	16,900	25,414
Interest expense	(88,906)	(50,973)	(29,463)	(51,545)	(90,657)
Equity in earnings (losses) of joint ventures	8,344	(1,066)	2,818	739	(544)
Minority interests	(1,776)	(1,504)	(1,949)	1,464	(2,895)
Income (loss) from continuing operations	111,233	35,507	5,296	(52,696)	(84,281)
(Loss) income from discontinued operations	(42,075)	84,622	24,964	66,029	28,087
Net income (loss)	$69,158	$120,129	$30,260	$13,333	$(56,194)

Net income (loss) available to common shareholders	$39,051	$95,586	$23,507	$13,333	$(56,194)

Income (loss) from continuing operations per common share—basic	$1.08	$0.16	$(0.04)	$(2.16)	$(4.96)

Cash flows provided by (used in) operating activities	$174,681	$141,206	$76,456	$(7,839)	$36,638

Cash dividends declared per common share	$0.96	$0.92	$0.88	$0.44	$—

Balance Sheet Data:
Total assets	$3,366,296	$3,255,709	$1,448,110	$990,350	$2,079,521
Total liabilities	2,087,292	1,914,991	861,367	732,744	1,832,845
Minority interests	42,165	23,428	87,646	61,053	107,608
Shareholders’ equity	1,236,839	1,317,290	499,097	196,553	139,068

(1)	We sold one hotel property in 2007, two hotel properties in 2006, two hotel properties in 2005, one hotel property in 2004 and five hotel properties in 2003. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The historical information for the year ended December 31, 2004 does not reflect the operations of the Distributed Properties subsequent to the date of the IPO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotels & Resorts, Inc. and its subsidiaries for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

Overview

Strategic Hotels & Resorts, Inc. (SHR or the Company) was incorporated in Maryland in January 2004 to own and asset manage upper upscale and luxury hotels. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). On June 29, 2004, we completed our initial public offering (IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—Note 1 General” for the hotel interests owned by us as of December 31, 2007.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2007. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2007, as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2005 through 2007, we completed the following acquisitions:

Property	Acquisition Date	Amount Paid
		(in millions)
InterContinental Chicago & Miami(1)	April 1, 2005	$316.8
Fairmont Chicago	September 1, 2005	$158.6
Hotel del Coronado(2)	January 9, 2006	$71.4
Four Seasons Washington, D.C.	March 1, 2006	$170.0
Westin St. Francis	June 1, 2006	$439.3
Ritz-Carlton Laguna Niguel	July 7, 2006	$336.3
InterContinental Prague(3)	August 3, 2006	$163.6
Marriott London Grosvenor Square	August 31, 2006	$208.1
Fairmont Scottsdale Princess(4)	September 1, 2006	$350.8
Hotel Le Parc	July 31, 2007	$95.0

(1)	On April 1, 2005, we purchased 85% controlling interests in the InterContinental hotels in Chicago and Miami for $285.4 million. In 2007, we purchased the remaining 15% interests in these properties for $31.4 million.
(2)	We acquired 45% ownership interests in the joint ventures that own Hotel del Coronado and an adjacent land parcel under development.
(3)	We purchased our partner’s 65% interest in the entity that owns the InterContinental Prague.
(4)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.

During 2005 through 2007, we sold the following properties:

Property	Disposition Date	Net Sales Proceeds
		(in millions)
Hyatt Regency New Orleans	December 28, 2007	$28.0
InterContinental Chicago & Hyatt Regency La Jolla(1)	August 31, 2007	$111.2
Hilton Burbank Airport	September 7, 2006	$123.3
Marriott Rancho Las Palmas Resort	July 14, 2006	$54.8
Embassy Suites Lake Buena Vista	October 27, 2005	$54.8
Marriott Schaumburg	October 7, 2005	$21.5

(1)	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels.

Below is a summary of changes in our portfolio which have occurred during the years ended December 31, 2007, 2006 and 2005. The table summarizes the number of hotels and number of rooms, excluding unconsolidated joint ventures:

	2007	2006	2005
Hotels
Number of hotels, beginning of year	19	15	14
Acquisitions	1	6	3
Dispositions	(1)	(2)	(2)

Number of hotels, end of year	19	19	15

Rooms
Number of rooms, beginning of year	9,321	7,213	5,820
Acquisitions	116	3,058	2,140
Room expansions	34	5	—
Dispositions	(1,184)	(932)	(731)
Rooms converted to other uses	—	(23)	(16)

Number of rooms, end of year	8,287	9,321	7,213

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

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2007 and 2006 exclude the Hotel Le Parc, the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, the Fairmont Scottsdale Princess, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2006 and 2005 exclude the InterContinental Chicago and Miami hotels, the Fairmont Chicago, the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, the Fairmont Scottsdale Princess, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2007 and 2006 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2007	2006	2007	2006
Revenues:
Rooms	52.8%	53.0%	53.1%	53.5%
Food and beverage	34.0%	34.0%	32.8%	32.9%
Other hotel operating revenue	10.9%	10.2%	9.8%	9.5%

	97.7%	97.2%	95.7%	95.9%
Lease revenue	2.3%	2.8%	4.3%	4.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists of ancillary revenue such as internet access, telephone, parking, golf course, spa, space rentals, retail and other guest services and is also driven by occupancy.

•

Lease revenue. We earn lease revenue from the Marriott Hamburg and the Marriott Champs Elysees Paris (Paris Marriott). In accordance with our lease agreements, we earn an annual base rent plus additional rent contingent on these hotels meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate (ADR)

•

revenue per available room (RevPAR), which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room (Total RevPAR) which captures food and beverage and other hotel operating revenue.

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

Overall, our Total Portfolio RevPAR, excluding leased properties and unconsolidated joint ventures, increased by 10.6% to $188.35 during the year ended December 31, 2007 from $170.28 during the year ended December 31, 2006. With respect to Same Store Assets, RevPAR, excluding leased properties, increased by 9.5% to $172.05 for the year ended December 31, 2007 from $157.15 for the year ended December 31, 2006.

Hotel Operating Costs and Expenses. Our hotel operating costs and expenses for the years ended December 31, 2007 and 2006 consist of the costs to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2007	2006	2007	2006
Hotel Operating Costs and Expenses:
Rooms	18.2%	18.3%	18.0%	18.4%
Food and beverage	32.2%	32.9%	31.3%	32.3%
Other departmental expenses	34.6%	35.1%	35.2%	35.9%
Management fees	5.5%	5.2%	5.2%	4.7%
Other hotel expenses	9.5%	8.5%	10.3%	8.7%

Total hotel operating costs and expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $4.8 million, $4.4 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Hotel Acquisitions. On October 1, 2007, we entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45.8 million payable in three installments through 2009. We paid the first installment of $15.0 million plus closing costs on October 4, 2007. We are exploring partnerships with unaffiliated third parties to develop all or part of the site.

On July 31, 2007, we purchased the 116-room Hotel Le Parc in Paris, France for $95.0 million, including acquisition costs. The acquisition was financed using borrowings under the bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

Sales of Hotels. On December 28, 2007, we sold the Hyatt Regency New Orleans hotel for a net sales price of $28.0 million, of which $9.0 million is in the form of a promissory note.

On August 31, 2007, we sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for an approximate aggregate sales price of $220.5 million. We recognized a gain on the sale of approximately $84.7 million during the year ended December 31, 2007. We hold the remaining 51% interests and have entered into long-term asset management agreements with the ventures.

BuyEfficient, L.L.C. Effective December 7, 2007, we acquired a 50% interest in BuyEfficient, L.L.C., an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment, for a purchase price of $6.3 million.

Hyatt Regency New Orleans. In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the hotel’s business, and the hotel effectively ceased operations. On August 1, 2007, we entered into a complete and final settlement with our insurer for the property with respect to the property damage and business interruption insurance claims relating thereto. The total settlement, net of deductibles, was for $143.0 million.

In connection with completing the insurance settlement process, we updated our ongoing evaluation and assessment of our strategic options with respect to the Hyatt Regency New Orleans property, including updating our estimate of the fair market value of the property. Based on this assessment, we recognized an impairment loss of $37.7 million during the year ended December 31, 2007, of which $12.1 million related to goodwill and $25.6 million related to property and equipment.

Preferred Stock Offerings. In October 2007, we completed a public offering of 488,750 additional shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, we raised net proceeds of approximately $10.7 million. These proceeds were used to repay existing indebtedness under our bank credit facility.

Financings. During the year ended December 31, 2007, we entered into the following mortgage loan and facility agreements:

Property	Date	Principal (in millions)	Interest
InterContinental Prague(1)	March 7, 2007	€104.0 ($136.3)	EURIBOR + 1.25%
Fairmont Chicago	March 9, 2007	$123.8	LIBOR + 0.70%
Loews Santa Monica Beach Hotel	March 9, 2007	$118.3	LIBOR + 0.63%
Ritz-Carlton Half Moon Bay	March 9, 2007	$76.5	LIBOR + 0.67%
Hyatt Regency La Jolla	August 31, 2007	$97.5	LIBOR + 1.00%

(1)	In this table, the principal amount of the facility agreement in U.S. dollars is based on the foreign exchange rate on March 7, 2007. The principal amount of the facility in U.S. dollars based on the foreign exchange rate on December 31, 2007 is $151.8 million.

In addition to the agreements described above, we also completed the following financing transactions during the year ended December 31, 2007:

•

On March 9, 2007, we entered into a new $415.0 million bank credit facility agreement that replaced the previous $225.0 million bank credit facility agreement. Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum depending on a leverage test. On April 18, 2007, we increased our borrowing capacity on the bank credit facility to $500.0 million.

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

•	We repaid the $90.0 million mezzanine loan secured by interests in the Fairmont Scottsdale Princess hotel, which matured on March 9, 2007.

•	We defeased the $199.5 million outstanding balance of a fixed rate portfolio loan secured by the Hyatt Regency New Orleans, the Hyatt Regency Phoenix and the Hyatt Regency La Jolla hotels.

•

We purchased interest rate caps with a total notional amount of $194.8 million and LIBOR strike rate of 6.50% covering the Loews Santa Monica Beach Hotel and Ritz-Carlton Half Moon Bay mortgage loan balances. We entered into a sold forward-starting interest rate cap agreement with a notional amount of $9.0 million and a LIBOR strike rate of 5.0%.

•

We executed interest rate swap agreements with a total notional amount of $200.0 million that convert floating rates to fixed rates ranging from 4.81% to 4.84% and a £77.3 million interest rate swap agreement that has a fixed pay rate against GBP LIBOR of 5.72%. We executed forward-starting interest rate swap agreements with a total notional amount of $475.0 million that will convert floating rates to fixed rates ranging from 4.90% to 5.42%.

Exchangeable senior notes (Exchangeable Notes). On April 4, 2007, we issued $150.0 million in aggregate principal amount of Exchangeable Notes and on April 25, 2007, issued an additional $30.0 million of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value. We received proceeds of $175.6 million, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes bear interest at 3.5% payable semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012 unless previously redeemed by us, repurchased by us or exchanged in accordance with their terms prior to such date. The Exchangeable Notes can be exchanged for cash or shares of our common stock or a combination thereof, at our option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under certain circumstances (See “Item 8. Financial Statements and Supplementary Data—Note 9 Indebtedness”).

In connection with the issuance of the Exchangeable Notes, we purchased call options for $9.9 million to purchase approximately 0.9 million shares of our common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of our common stock is greater than the strike price of the call option transaction. These call options will terminate April 1, 2012, subject to earlier exercise.

We also entered into our registration rights agreement. As required under the registration rights agreement, we filed a shelf registration statement, which became effective August 23, 2007. We must also use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of our common stock outstanding.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25.0 million of the net proceeds were used to repurchase and retire approximately 1.1 million shares of our common stock. The remaining net proceeds were used to repay amounts outstanding under the bank credit facility.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Operating Results

The following table presents the operating results for the years ended December 31, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 28. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2007	2006	Change ($)	Change (%)	2007	2006	Change ($)	Change (%)
Revenues:
Rooms	$532,109	$381,019	$151,090	39.7%	$290,881	$264,542	$26,339	10.0%
Food and beverage	342,468	244,007	98,461	40.4%	179,628	162,876	16,752	10.3%
Other hotel operating revenue	110,010	73,304	36,706	50.1%	53,395	47,134	6,261	13.3%

	984,587	698,330	286,257	41.0%	523,904	474,552	49,352	10.4%
Lease revenue	23,405	20,257	3,148	15.5%	23,405	20,257	3,148	15.5%

Total revenues	1,007,992	718,587	289,405	40.3%	547,309	494,809	52,500	10.6%

Operating Costs and Expenses:
Hotel operating expenses	718,245	517,554	200,691	38.8%	383,280	350,183	33,097	9.5%
Lease expense	15,700	13,682	2,018	14.7%	15,700	13,682	2,018	14.7%
Depreciation and amortization	106,091	75,135	30,956	41.2%	50,274	49,242	1,032	2.1%
Corporate expenses	30,179	25,383	4,796	18.9%	—	—	—	—
Other charges	7,372	—	7,372	100.0%	—	—	—	—

Total operating costs and expenses	877,587	631,754	245,833	38.9%	449,254	413,107	36,147	8.8%

Operating income	130,405	86,833	43,572	50.2%	$98,055	$81,702	$16,353	20.0%

Interest expense, net	(86,131)	(47,012)	(39,119)	83.2%
Loss on early extinguishment of debt	(10,268)	(2,150)	(8,118)	377.6%
Equity in earnings (losses) of joint ventures	8,344	(1,066)	9,410	882.7%
Foreign currency exchange (loss) gain	(3,701)	756	(4,457)	589.6%
Other (expenses) income, net	(584)	3,596	(4,180)	116.2%

Income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	38,065	40,957	(2,892)	7.1%
Income tax expense	(9,714)	(3,946)	(5,768)	146.2%
Minority interests	(1,776)	(1,504)	(272)	18.1%

Income before gain on sale of minority interests in hotel properties and discontinued operations	26,575	35,507	(8,932)	25.2%
Gain on sale of minority interests in hotel properties	84,658	—	84,658	100.0%

Income from continuing operations	111,233	35,507	75,726	213.3%
(Loss) income from discontinued operations, net of tax and minority interests	(42,075)	84,622	(126,697)	149.7%

Net income	$69,158	$120,129	$(50,971)	42.4%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$98,055	$81,702	$16,353	20.0%
Corporate expenses					(30,179)	(25,383)	(4,796)	18.9%
Corporate depreciation and amortization					(585)	(227)	(358)	157.7%
Other charges					(7,372)	—	(7,372)	100.0%
Non-Same Store Assets operating income					70,486	30,741	39,745	129.3%

Operating income					$130,405	$86,833	$43,572	50.2%

Operating Data(1):
Number of hotels	19	18			12	12
Number of rooms	8,287	8,137			5,110	5,079

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

During the fourth quarter of 2007, we sold one hotel property and in the third quarter of 2006, we sold two hotels. The results of operations for these sold hotels are included in (loss) income from discontinued operations for the years ended December 31, 2007 and 2006.

Operating Income. Operating income for the Total Portfolio increased $43.6 million, or 50.2%. This increase in operating income is primarily due to the following:

(a)	a $16.4 million increase attributable to the Same Store Assets as described below;

(b)	a $9.0 million increase attributable to the Fairmont Scottsdale Princess, which we purchased in September 2006;

(c)	a $8.9 million increase attributable to the Marriott London Grosvenor Square, which we purchased in August 2006;

(d)	a $7.3 million increase attributable to the Westin St. Francis, which we purchased in June 2006;

(e)	a $7.0 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest in August 2006 and began consolidating the operating results of the hotel;

(f)	a $6.1 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased in July 2006;

(g)	a $0.8 million increase attributable to the Four Seasons Washington, D.C., which we purchased in March 2006; and

(h)	a $0.5 million increase attributable to the Hotel Le Parc, which we purchased in July 2007; partially offset by

(i)	a $7.4 million charge related to the write-off of previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets; and

(j)	a $4.8 million increase in corporate expenses as described below.

The events mentioned above have had a significant impact on our overall operations, including increases in both revenue and operating expenses; therefore, we believe that an analysis of changes in each line item comprising the Total Portfolio hotel operating income is not meaningful in addressing the factors that drive year over year operating results. A more relevant approach is to analyze the changes in hotel operating income of the Same Store Assets for the years ended December 31, 2007 and 2006, as described below.

Rooms. For the Total Portfolio, rooms revenue increased $151.1 million, or 39.7%. A significant factor related to the overall portfolio rooms revenue increase is the acquisition of new properties. In addition, RevPAR from our Total Portfolio excluding leased properties and unconsolidated joint ventures for the year ended December 31, 2007 increased by 10.6% from the year ended December 31, 2006. The components of RevPAR from our Total Portfolio excluding leased properties and unconsolidated joint ventures for the years ended December 31, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006
Occupancy	75.4%	74.0%
Average daily rate	$249.89	$230.21
RevPAR	$188.35	$170.28

For the Same Store Assets, rooms revenue increased $26.3 million, or 10.0%. RevPAR from our Same Store Assets excluding leased properties for the year ended December 31, 2007 increased by 9.5% from the year ended December 31, 2006. The components of RevPAR from our Same Store Assets excluding leased properties for the years ended December 31, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006
Occupancy	74.9%	72.6%
Average daily rate	$229.63	$216.47
RevPAR	$172.05	$157.15

The 9.5% increase in RevPAR for the Same Store Assets excluding leased properties resulted from a 2.3 percentage-point increase in occupancy and a 6.1% increase in the average daily rate. Significant RevPAR increases within the Same Store Assets were noted at the Four Seasons Mexico City with a 22.2% increase and the InterContinental Miami with a 15.8% increase. At the Four Seasons Mexico City, the increase in RevPAR was due to political unrest and protests surrounding Mexico’s presidential election that decreased the hotel’s 2006 RevPAR, in addition to a significant increase in transient demand during 2007 which allowed the hotel to yield a higher rate. The increase at the InterContinental Miami hotel was attributed to the City of Miami hosting the Superbowl in February 2007, two large bi-annual groups, and no serious hurricane threats during the year, all of which increased occupancy by approximately four percentage points and average daily rate by approximately 9.6% at this property.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $98.5 million, or 40.4%, which was primarily due to the acquisition of hotels. For the Same Store Assets, food and beverage revenue increased $16.8 million, or 10.3%. This Same Store increase is primarily driven by the increase in food and beverage revenue of 22.2% at the InterContinental Miami, 21.9% at the Four Seasons Punta Mita Resort and 18.9% at the InterContinental Chicago .

Most of the food and beverage increase at the InterContinental Miami was due to group occupied rooms increasing by approximately 14.9% which increased banquet revenues by $3.2 million, or 28.1%. The Four Seasons Punta Mita Resort expanded by 28 rooms in 2007 and total occupied rooms increased by approximately 8.8%. This resulted in increased usage of the food and beverage outlets. In addition, a new restaurant opened in late 2006, which contributed $2.2 million in revenues. At the InterContinental Chicago, group occupied rooms increased by 8.0%, which resulted in an increase in banquet revenues of $2.5 million, or 14.5%. Additionally, the hotel opened a wine room, which contributed $1.3 million in additional food and beverage revenue.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $36.7 million, or 50.1%, which was primarily due to the acquisition of hotels. The significant other operating revenues generated by these acquired properties during the year ended December 31, 2007 include spa and health club revenue of approximately $7.7 million, cancellation fees of approximately $3.7 million, gift shop revenue of approximately $3.1 million, garage parking revenue of approximately $2.8 million, recreation revenue of approximately $2.8 million, telephone services revenue of approximately $2.0 million, space rental revenue of $1.9 million, laundry revenue of approximately $0.3 million and other incidental hotel services such as in house movies of approximately $0.2 million. Additionally, we recognized $0.9 million related to a performance guarantee at the Hotel Le Parc for the year ended December 31, 2007.

For the Same Store Assets, other hotel operating revenue increased $6.3 million, or 13.3%. Approximately $3.6 million of the increase relates to retail revenue generated from four new boutiques that opened in late 2006, cancellation fees, commissions related to the villa rental program and spa revenue at the Four Seasons Punta Mita Resort. Other hotel operating revenue increased $1.1 million at the InterContinental Chicago primarily due to cancellation fees and $1.0 million at the Marriott Lincolnshire primarily due to theatre revenue.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 15.5%. The increase in the lease revenue was driven by a 17.1% increase in ADR at the Paris Marriott. The strong performance at the

Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreements, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands).

	Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Hotel operating expenses:
Rooms	$130,784	$94,764	$36,020	38.0%	$69,040	$64,607	$4,433	6.9%
Food and beverage	231,407	170,054	61,353	36.1%	119,788	113,098	6,690	5.9%
Other departmental expenses	248,815	181,436	67,379	37.1%	134,729	125,629	9,100	7.2%
Management fees	39,264	26,774	12,490	46.6%	20,122	16,302	3,820	23.4%
Other hotel expenses	67,975	44,526	23,449	52.7%	39,601	30,547	9,054	29.6%

Total hotel operating expenses	$718,245	$517,554	$200,691	38.8%	$383,280	$350,183	$33,097	9.5%

For the Total Portfolio, hotel operating expenses increased $200.7 million, or 38.8%. For the Same Store Assets, hotel operating expenses increased $33.1 million, or 9.5%. The Same Store increase in hotel operating expenses is primarily related to an increase in salaries, wages and related benefits ($8.1 million), base and incentive management fees ($3.8 million) primarily due to increases in base management fee percentages at certain of our hotels in addition to increased revenues, cost of food and beverage ($2.2 million), insurance ($2.0 million), credit card commissions ($1.6 million), utilities ($1.3 million), real estate taxes ($0.8 million), expenses related to the Four Seasons Punta Mita Resort villa rental program ($0.8 million), travel agent commissions ($0.7 million), marketing costs ($0.6 million), laundry and dry cleaning ($0.4 million) and customer loyalty incentives ($0.4 million).

The increase also includes a $1.2 million write-off of deferred costs related to a potential condominium-hotel project at the Fairmont Chicago. The project was delayed indefinitely during the third quarter of 2007 due to market conditions. In addition, we recognized a charge of approximately $1.8 million related to the termination of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party. During the third quarter 2007, we determined that we would terminate this sublease arrangement and enter into a management agreement directly with Marriott beginning January 1, 2008. Therefore, effective in January 2008, we will consolidate the hotel operating revenues and expenses in our consolidated statements of operations.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $31.0 million, or 41.2%, for the year ended December 31, 2007 when compared to the same period in 2006 primarily due to the acquisitions of new hotels.

Corporate Expenses. Corporate expenses increased $4.8 million, or 18.9% for the year ended December 31, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall increase in corporate expenses is primarily attributable to:

•	a $1.8 million increase in audit and accounting and tax fees related to the increased size of the hotel portfolio;

•	a $1.7 million increase in payroll and related costs primarily due to an increase in share-based employee compensation expense of $1.1 million; and

•	a $1.0 million increase in consulting fees, which primarily relate to the implementation of a new capital projects management and accounting system.

Other Charges. During the year ended December 31, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets.

Interest Expense, Net. The $39.1 million, or 83.2%, increase in interest expense, net for the year ended December 31, 2007 as compared to the year ended 2006 was primarily due to:

•	a $41.8 million increase attributable to higher average borrowings;

•	a $3.0 million increase in amortization of deferred financing costs; and

•	a $1.2 million decrease in interest income; partially offset by

•	a $4.1 million decrease due to lower average rates; and

•	a $2.7 million increase in capitalized interest.

The components of interest expense, net for the years ended December 31, 2007 and 2006 are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006
Mortgage and other debt	$(76,210)	$(48,231)
Bank credit facility	(9,107)	(4,206)
Exchangeable senior notes	(4,781)	—
Amortization of deferred financing costs	(4,713)	(1,749)
Interest income	2,775	3,961
Capitalized interest	5,905	3,213

Total interest expense, net	$(86,131)	$(47,012)

The weighted average debt outstanding for the years ended December 31, 2007 and 2006 amounted to $1.6 billion and $852.1 million, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.67% and 6.15%. At December 31, 2007, including the effect of interest rate swaps, 18.9% of our total debt had variable interest rates and 81.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $10.3 million for the year ended December 31, 2007. Approximately $5.9 million of the loss was driven by costs related to the defeasance of a fixed rate portfolio on August 23, 2007. Approximately $3.0 million resulted from the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of the bank credit facility.

On October 6, 2006, we refinanced the debt related to the InterContinental Miami and Chicago hotels and wrote off the applicable unamortized deferred financing costs. This write-off, as well as a prepayment penalty, amounted to $2.2 million, which has been reported as loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2006.

Equity in Earnings (Losses) of Joint Ventures. The following tables present equity in earnings (losses) and certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated joint ventures.

Year ended December 31, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Buy Efficient	Total
Equity in earnings	$8,075	$231	$38	$8,344

Depreciation	6,844	—	—	6,844
Interest	20,943	247	—	21,190
Income tax	2,520	49	—	2,569

Year ended December 31, 2006 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings (losses)	$222	$(1,776)	$488	$(1,066)

Depreciation	1,126	5,151	—	6,277
Interest	793	19,305	164	20,262
Income tax	302	400	191	893

During the years ended December 31, 2007 and 2006, we recorded $8.3 million of equity in earnings and $1.1 million of equity in losses, respectively, related to joint ventures. The significant increase in equity in earnings (losses) is primarily due to the sale of residential condominium-hotel units which were completed by the North Beach Venture, a development adjacent to the Hotel del Coronado, during 2007.

Foreign Currency Exchange (Loss) Gain. Foreign currency exchange (loss) gain was a $3.7 million loss for the year ended December 31, 2007 compared to a $0.8 million gain for the year ended December 31, 2006. The decrease is primarily related to a $5.3 million loss on a Euro-denominated mortgage loan applicable to the Inter Continental Prague hotel, which became a consolidated entity in August 2006 partially offset by a $1.6 million gain on a loan related to the Marriott London Grosvenor Square hotel.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The decrease of $4.2 million is primarily attributable to:

•	$1.9 million of asset management fees earned in 2006 under an agreement with SHC LLC that was terminated in November 2006;

•	$1.1 million in asset management fees resulting from a financing fee earned in 2006 relating to an asset management agreement with the Hotel del Coronado and North Beach joint ventures;

•	a $0.9 million increase in state and local taxes; and

•	a $0.4 million decrease in asset management fees resulting from fees earned on the Paris Marriott.

Income Tax Expense. Beginning in our 2004 tax year, we made an election to qualify as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our TRSs is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

Income tax expense increased to $9.7 million for the year ended December 31, 2007 from $3.9 million for the year ended December 31, 2006. The increase is primarily due to income tax expense related to residential sales at the North Beach Venture, a development adjacent to the Hotel del Coronado, and an increase in current tax expense as a result of consolidating InterContinental Prague for the entire year in 2007 compared to five months in 2006 due to our purchase of our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague in August 2006. This increase in income tax expense was partially offset by an increase in the deferred tax benefit at the InterContinental Prague due to the enactment of lower tax rates effective after January 1, 2008.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest (excluding discontinued operations) in SH Funding decreased to a $0.4 million expense for the year ended December 31, 2007 from a $0.7 million expense for the year ended December 31, 2006.

Minority interest in consolidated affiliates increased to a $1.4 million expense for the year ended December 31, 2007 from a $0.8 million expense for the year ended December 31, 2006. The change reflects the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in 2007, offset by a reduction due to the acquisition of the remaining minority interest in the InterContinental Miami hotel in 2007.

Gain on Sale of Minority Interests in Hotel Properties. On August 31, 2007, we sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels. We recognized a gain on the sale of approximately $84.7 million during the year ended December 31, 2007.

(Loss) Income from Discontinued Operations. We sold one hotel in the fourth quarter of 2007 and two hotels in the third quarter of 2006. We reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2007 and 2006. (Loss) income from discontinued operations amounted to $(42.1) million and $84.6 million for the years ended December 31, 2007 and 2006, respectively. The income from discontinued operations in 2006 includes the gain of $88.9 million recognized from the sale of the two hotels.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Operating Results

The following table presents the operating results for the years ended December 31, 2006 and 2005, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 28. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2006	2005	Change ($)	Change (%)	2006	2005	Change ($)	Change (%)
Revenues:
Rooms	$381,019	$201,036	$179,983	89.5%	$150,299	$137,202	$13,097	9.5%
Food and beverage	244,007	131,513	112,494	85.5%	101,567	94,991	6,576	6.9%
Other hotel operating revenue	73,304	40,195	33,109	82.4%	37,887	35,895	1,992	5.5%

	698,330	372,744	325,586	87.3%	289,753	268,088	21,665	8.1%
Lease revenue	20,257	16,787	3,470	20.7%	20,257	16,787	3,470	20.7%

Total revenues	718,587	389,531	329,056	84.5%	310,010	284,875	25,135	8.8%

Operating Costs and Expenses:
Hotel operating expenses	517,554	277,855	239,699	86.3%	215,998	204,260	11,738	5.7%
Lease expense	13,682	13,178	504	3.8%	13,682	13,178	504	3.8%
Depreciation and amortization	75,135	39,797	35,338	88.8%	27,111	26,787	324	1.2%
Corporate expenses	25,383	21,023	4,360	20.7%	—	—	—	—

Total operating costs and expenses	631,754	351,853	279,901	79.6%	256,791	244,225	12,566	5.1%

Operating income	86,833	37,678	49,155	130.5%	$53,219	$40,650	$12,569	30.9%

Interest expense, net	(47,012)	(27,523)	(19,489)	70.8%
Loss on early extinguishment of debt	(2,150)	(6,540)	4,390	67.1%
Equity in (losses) earnings of joint ventures	(1,066)	2,818	(3,884)	137.8%
Foreign currency exchange gain	756	68	688	1,011.8%
Other income, net	3,596	5,431	(1,835)	33.8%

Income before income taxes, minority interests and discontinued operations	40,957	11,932	29,025	243.3%
Income tax expense	(3,946)	(4,687)	741	15.8%
Minority interests	(1,504)	(1,949)	445	22.8%

Income from continuing operations	35,507	5,296	30,211	570.4%
Income from discontinued operations, net of tax and minority interests	84,622	24,964	59,658	239.0%

Net income	$120,129	$30,260	$89,869	297.0%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$53,219	$40,650	$12,569	30.9%
Corporate expenses					(25,383)	(21,023)	(4,360)	20.7%
Corporate depreciation and amortization					(227)	(137)	(90)	65.7%
Non-Same Store Assets operating income					59,224	18,188	41,036	225.6%

Operating Income					$86,833	$37,678	$49,155	130.5%

Operating Data(1):
Number of hotels	18	12			9	9
Number of rooms	8,137	5,097			2,961	2,957

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

During the fourth quarter of 2007, we sold one hotel property. In the third quarter of 2006, we sold two hotels and, in October 2005, we sold two hotels. The results of operations for these hotels are included in income from discontinued operations for the years ended December 31, 2006 and 2005.

Operating Income. Operating income for the Total Portfolio increased $49.2 million, or 130.5%. This increase in operating income is due to the following events:

(a)	a $12.6 million increase attributable to the Same Store Assets as described below;

(b)	a $7.9 million increase attributable to Westin St. Francis, which we purchased in June 2006;

(c)	a $7.2 million increase attributable to the InterContinental Chicago and InterContinental Miami, which we purchased in April 2005;

(d)	a $5.7 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased in July 2006;

(e)	a $5.4 million increase attributable to the Four Seasons Washington, D.C., which we purchased in March 2006;

(f)	a $4.3 million increase attributable to the Marriott Grosvenor Square, which we purchased in August 2006;

(g)	a $4.0 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest in August 2006 and began consolidating the operating results of the InterContinental Prague;

(h)	a $3.6 million increase attributable to the Fairmont Scottsdale Princess, which we purchased in September 2006; and

(i)	a $3.1 million increase attributable to the Fairmont Chicago, which we purchased in September 2005; partially offset by

(j)	a $4.4 million increase in corporate expenses as described below.

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

Rooms. For the Total Portfolio, rooms revenue increased $180.0 million, or 89.5%. Approximately $166.9 million of the increase in Total Portfolio rooms revenue was due to the acquisition of properties during 2006 and 2005. RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the year ended December 31, 2006 increased by 17.8% from the year ended December 31, 2005. The components of RevPAR from our Total Portfolio, excluding leased properties and unconsolidated joint ventures, for the years ended December 31, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005
Occupancy	74.0%	71.9%
Average daily rate	$230.21	$201.21
RevPAR	$170.28	$144.61

For the Same Store Assets, rooms revenue increased $13.1 million, or 9.5% in 2006 when compared 2005. RevPAR from our Same Store Assets, excluding leased properties, for the year ended December 31, 2006 increased 9.4% from the year ended December 31, 2005. The components of RevPAR from our Same Store Assets for the year ended December 31, 2006 and 2005 are summarized as follows:

	Years Ended December 31,
	2006	2005
Occupancy	71.0%	70.7%
Average daily rate	$232.89	$213.69
RevPAR	$165.32	$151.16

The 9.4% increase in RevPAR for the Same Store Assets resulted from a 0.3 percentage-point increase in occupancy and a 9.0% increase in the average daily rate. Significant RevPAR increases within Same Store Assets were noted at the Four Seasons Punta Mita with a 16.7% increase and the Hyatt Regency La Jolla with an 11.5% increase.

A combination of improved rates and the opening of several beachfront suites at the Four Seasons Punta Mita resulted in the resort’s ADR increasing by 16.4% in 2006 over 2005. Demand at the hotel also increased by nearly 3.6% as travel to the west coast of Mexico continued to grow.

Demand in the San Diego market grew faster than the national average. The Hyatt Regency La Jolla leveraged this increased demand to eliminate many discounted transient segments, which increased the hotel’s ADR by 10.1%.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $112.5 million, or 85.5% primarily due to the acquisition of hotels. For the Same Store Assets, food and beverage revenue increased $6.6 million, or 6.9%. This Same Store increase is primarily driven by the increase of $2.5 million in food and beverage revenue at the Ritz-Carlton Half Moon Bay, $1.7 million at the Marriott Lincolnshire and $0.8 million at the Four Seasons Punta Mita.

Most of the food and beverage increase at the Ritz-Carlton Half Moon Bay was due to additional banquet revenue resulting from a 7.1% increase in group rooms. As a defensive strategy in response to new competition in its market, the Marriott Lincolnshire increased group business in 2006, which drove additional banquet revenue at the hotel. The increased occupancy at the Four Seasons Punta Mita resulted in an increase in volume in the resort’s restaurants and bars.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $33.1 million, or 82.4%, primarily as a result of hotel acquisitions. The significant other operating revenues generated by these newly acquired properties during the year ended December 31, 2006 include spa and health club revenue of approximately $6.7 million, garage parking revenue of approximately $5.5 million, rental income of $4.6 million and other incidental hotel services such as internet access of $2.3 million. For the Same Store Assets, other hotel operating revenue increased $2.0 million, or 5.5%.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 20.7%. Lease revenue for the years ended December 31, 2006 and 2005 included lease revenue from the Paris Marriott and the Marriott Hamburg. In accordance with the lease agreements, we earn an annual base rent plus additional rent contingent on meeting performance thresholds. During 2006, hotel operations improved at both of these hotels allowing us to recognize additional lease revenue, which was not recognized in the prior year. The improved performance of the Paris Marriott was due to the Paris market enjoying both strong demand and ADR growth in 2006, which resulted in overall RevPAR increasing 17.0%. The Paris Marriott RevPAR growth was consistent with the market. The World Cup Games in May, June and July 2006 resulted in RevPAR growth of 22% in the Hamburg market, with the Marriott Hamburg achieving RevPAR growth of 24.2%.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2006 and 2005, including the amount and percentage changes in these expenses between the two periods (in thousands).

	Total Portfolio				Same Store Assets
	2006	2005	Change($)	Change(%)	2006	2005	Change($)	Change(%)
Hotel operating expenses:
Rooms	$94,764	$47,520	$47,244	99.4%	$33,039	$30,446	$2,593	8.5%
Food and beverage	170,054	91,754	78,300	85.3%	72,310	68,435	3,875	5.7%
Other departmental expenses	181,436	104,388	77,048	73.8%	82,875	79,174	3,701	4.7%
Management fees	26,774	11,713	15,061	128.6%	10,373	10,277	96	0.9%
Other hotel expenses	44,526	22,480	22,046	98.1%	17,401	15,928	1,473	9.2%

Total hotel operating expenses	$517,554	$277,855	$239,699	86.3%	$215,998	$204,260	$11,738	5.7%

For the Total Portfolio, hotel operating expenses increased $239.7 million, or 86.3%. For the Same Store Assets, hotel operating expenses increased $11.7 million, or 5.7%. The Same Store increase in hotel operating expenses was primarily related to an increase in salaries, wages and related benefits ($4.5 million), cost of food and beverage ($0.9 million), sales and marketing ($0.8 million), insurance ($0.7 million), utilities ($0.7 million), travel agent commissions ($0.6 million), laundry and linens ($0.5 million), credit card commissions ($0.4 million), contract services ($0.4 million) and travel and entertainment ($0.4 million).

Demand for labor in the Same Store markets resulted in an increase in average wages and benefits paid to employees. Increases in sales and marketing, travel agent commissions, credit card commissions and laundry and linens were the result of increased revenue volume. Property and earthquake insurance premiums have risen at all properties.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased 88.8%, for the year ended December 31, 2006 as compared to the same period in 2005. The increase is attributable to the acquisitions of new hotels during 2006.

Corporate Expenses. Corporate expenses increased $4.4 million, or 20.7% for the year ended compared to the same period in 2005. These expenses consist primarily of payroll and related costs, share-based employee compensation expense, professional fees, travel expenses and office rent. The overall increase in corporate expenses is in accordance with the growth of our hotel portfolio in 2006 and is primarily attributable to:

•	a $2.2 million increase in payroll expenses due to an increase in the number of corporate employees;

•	a $1.6 million increase related to share-based compensation expense;

•	a $1.5 million increase related to legal, audit and consulting fees;

•	a $0.7 million increase related to travel expenses; and

•	a $0.6 million increase related to severance expense; partially offset by

•	a $1.3 million decrease in professional fees primarily applicable to Sarbanes Oxley requirements.

Interest Expense, Net. The $19.5 million increase in interest expense, net for the year ended December 31, 2006 as compared to the year ended 2005 was due to:

•	a $22.5 million increase attributable to higher average borrowings; and

•	a $2.7 million increase due to higher average rates; partially offset by

•	a $2.9 million increase in capitalized interest;

•	a $2.0 million increase in interest income;

•	a $0.7 million decrease in amortization of deferred financing costs; and

•	a $0.1 million decrease related to the mark-to-market of derivative instruments.

The components of interest expense, net for the years ended December 31, 2006 and 2005 are summarized as follows (in thousands):

	Years ended December 31,
	2006	2005
Mortgage and other debt	$(48,231)	$(24,534)
Bank credit facility	(4,206)	(2,702)
Amortization of deferred financing costs	(1,749)	(2,459)
Mark-to-market of derivative instruments	—	(104)
Interest income	3,961	1,940
Capitalized interest	3,213	336

Total interest expense, net	$(47,012)	$(27,523)

The weighted average debt outstanding for the years ended December 31, 2006 and 2005 amounted to $852.1 million and $486.5 million, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 6.15% and 5.60%. At December 31, 2006 including the effect of interest rate swaps, 31.1% of our total debt had variable interest rates and 68.9% had fixed interest rates.

Loss on Early Extinguishment of Debt. On October 6, 2006, we refinanced the debt related to the InterContinental Miami and Chicago hotels and wrote off the applicable unamortized deferred financing costs. This write-off, as well as a prepayment penalty, amounted to $2.2 million, which has been reported as a loss on early extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2006.

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

Equity in (Losses) Earnings of Joint Ventures. The following tables present equity in (losses) earnings and certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated joint ventures.

Year ended December 31, 2006 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings (losses)	$222	$(1,776)	$488	$(1,066)

Depreciation	1,126	5,151	—	6,277
Interest	793	19,305	164	20,262
Income tax	302	400	191	893

Year ended December 31, 2005 (in thousands):

	InterContinental Prague	Residence Club Punta Mita	Total
Equity in earnings (losses)	$2,931	$(113)	$2,818

Depreciation	2,096	—	2,096
Interest	1,337	—	1,337
Income tax	774	(40)	734

During the years ended December 31, 2006 and 2005, we recorded $1.1 million of equity in losses and $2.8 million of equity in earnings, respectively. As a result of acquiring our joint venture partner’s 65% interest in the entity that owns InterContinental Prague in August 2006, equity in earnings at the InterContinental Prague decreased $2.7 million. Additionally, in January 2006, we acquired a 45% joint venture ownership interest in the Hotel del Coronado and North Beach Ventures and recorded $1.8 million of equity in losses from these joint ventures.

Foreign Currency Exchange Gain. Foreign currency exchange gain increased $0.7 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase was primarily driven by the $0.6 million gain on a Euro-denominated mortgage loan applicable to the InterContinental Prague, which became a consolidated entity in August 2006.

Other Income, Net. Other income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The net decrease of $1.8 million is primarily attributable to the following factors:

•

We had an asset management agreement with SHC LLC that commenced on June 29, 2004, under which we managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5.0 million. SHC LLC sold three properties in 2005 and three properties in 2006. As a result of the disposition of these properties, the asset management fee was reduced. On November 15, 2006, SHC LLC terminated the agreement. During the years ended December 31, 2006 and 2005, we recognized $1.9 million and $5.0 million, respectively, of asset management fees from SHC LLC, which are included in other income, net in the accompanying statements of operations. The $1.9 million recognized in the year ended December 31, 2006 included a termination fee of $0.25 million.

•

SHR earns fees under an asset management agreement with the Hotel del Coronado and North Beach joint ventures. SHR recognized income of 55% of these fees, representing the percentage of the venture not owned by SHR. For the year ended December 31, 2006, we recognized fees of $2.2 million.

•	We had non-income related state, local and franchise taxes of $1.6 million and $1.0 million for the years ended December 31, 2006 and 2005, respectively.

Income Tax Expense. Beginning in our 2004 tax year, we made an election to qualify as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to U.S. federal income tax if we meet the REIT requirements of the code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to U.S. federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to U.S. federal, state and local income taxes. Also, the foreign countries where we have operations do not recognize REITs under their respective tax law. Accordingly, we recognize income taxes for these jurisdictions in accordance with GAAP.

	2006	2005
Current tax (expense) benefit:
Europe	$(25)	$1,659
Mexico	(4,455)	(3,364)

	(4,480)	(1,705)

Deferred tax benefit (expense):
Europe	(1,029)	(1,307)
Mexico	1,420	(86)
United States	143	(1,589)

	534	(2,982)

Total income tax expense	$(3,946)	$(4,687)

Income from Discontinued Operations. During the fourth quarter of 2007, we sold one hotel property. In the third quarter of 2006, we sold two hotels and, in October 2005, we sold two hotels. We reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2006 and 2005. Income from discontinued operations amounted to $84.6 million and $25.0 million for the years ended December 31, 2006 and 2005, respectively. The increase of $59.7 million in income from discontinued operations is primarily due to the gain of $88.9 million on sale of the two hotels sold in the third quarter of 2006 compared to the gain of $21.2 million on sale of the hotels in 2005. These gains were partially offset by the losses on properties in discontinued operations.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance and capital expenditures necessary to maintain our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	acquisitions;

•	future distributions paid to our common stockholders to maintain our REIT status;

•	future distributions paid to our preferred stockholders; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our bank credit facility described below and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months.

Capital expenditures for the years ended December 31, 2007, 2006 and 2005 amounted to $129.1 million, $92.7 million and $39.4 million, respectively. Included in the 2007 and 2006 amounts are $8.4 million and $8.3 million of capitalized interest, respectively. Capital expenditures for the years ended December 31, 2007 and 2006 included approximately $16.7 million and $33.1 million, respectively, to redevelop the Hyatt Regency New Orleans. For the year ended December 31, 2008, we expect to fund hotel FF&E reserve projects of approximately $50.0 million and owner-funded projects of approximately $125.0-$150.0 million.

Bank Credit Facility. On March 9, 2007, we entered into a bank credit agreement. This agreement replaced the previous $225.0 million agreement that was entered into on November 9, 2005 and subsequently amended on May 30, 2006 and August 28, 2006. The new agreement provides for a $500.0 million revolving credit facility. The agreement matures on March 9, 2011, subject to a one-year extension at our option. The agreement includes a $75.0 million letter of credit subfacility. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan, and SH Funding’s interests in certain subsidiaries have been pledged as collateral for this loan.

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80 % at December 31, 2007), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At February 28, 2008, there was $146.0 million outstanding under this facility. At February 28, 2008, there were outstanding letters of credit of $28.8 million.

Our bank credit facility contains financial and other restrictive covenants. As of December 31, 2007, our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $946.8 million plus 75% of proceeds we receive from any new issuance of common stock;

•	minimum ratio of consolidated EBITDA to fixed charges of 1.20 through the second anniversary of the agreement and 1.30 after the second anniversary;

•	the ratio of consolidated indebtedness to gross asset value may not exceed 0.65 to 1.0;

•	total construction costs must not exceed 15% of the gross asset value of all properties combined;

•	the net asset value of unconsolidated subsidiaries must not exceed 25% of the gross asset value of all properties combined; and

•	the sum of total construction costs and the net asset value of unconsolidated subsidiaries must not exceed 35% of the gross asset value of all properties combined.

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. The credit facility also contains customary restrictive covenants, including, among other things, that asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis.

As of December 31, 2007, we are compliant with the above financial and other restrictive covenants.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. We believe that these sources of capital will continue to be available to us in the future to fund our long-term liquidity requirements. However, there are certain factors that may have a material adverse effect on our access to these capital sources. Our ability to incur additional debt is dependent upon a number of factors, including general credit market conditions, our degree of leverage, the value of our unencumbered assets (if any) and borrowing restrictions imposed by existing lenders. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for REITs and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of December 31, 2007, we had 980,441 restricted stock units outstanding, of which 446,319 were vested. In addition, we had 736,221 stock options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2006 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2006	75,406,727	975,855	76,382,582
Restricted stock units redeemed for common shares	35,332	—	35,332
Operating partnership units issued	—	12,359	12,359
Operating partnership units redeemed for common shares	12,359	(12,359)	—
Common shares repurchased and retired	(1,083,188)	—	(1,083,188)

Outstanding at December 31, 2007	74,371,230	975,855	75,347,085

Cash Flows

Operating Activities. Net cash provided by operating activities was $174.7 million for the year ended December 31, 2007 compared to net cash provided by operating activities of $141.2 million for the year ended December 31, 2006 and net cash provided by operating activities of $76.5 million for the year ended December 31, 2005. Cash flow from operations increased from 2005 to 2006 and 2006 to 2007 primarily because of the increase in hotel operating income, offset by increases in interest expense. These increases in hotel operating income and interest expense are primarily related to the investment and financing activities described below.

Investing Activities. Net cash used in investing activities was $49.4 million for the year ended December 31, 2007, compared to net cash used in investing activities of $1.5 billion for the year ended December 31, 2006 and net cash used in investing activities of $430.0 million for the year ended December 31, 2005. The significant investing activities during these periods are summarized below:

•

We received $62.1 million, $43.5 million and $10.0 million of insurance proceeds during the years ended December 31, 2007, 2006 and 2005; respectively as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•

In 2007, we completed the acquisition of our partner’s 15% interest in the InterContinental Chicago hotel and the InterContinental Miami hotel for approximately $22.0 million and $9.4 million, respectively. We acquired joint venture interests in the Chicago and Miami InterContinental hotels for $285.4 million during the year ended December 31, 2005.

•

Restricted cash and cash equivalents decreased by $34.2 million during the year ended December 31, 2007 primarily due to the release of insurance proceeds. Restricted cash and cash equivalents increased by $33.0 million during the year ended December 31, 2006 primarily due to insurance proceeds received during 2006.

•

We paid $5.7 million in escrow deposits in connection with potential hotel acquisitions in 2007. During the fourth quarter of 2005, we paid $22.3 million in escrow deposits in connection with the acquisitions of the La Solana Hotel and Villa project ($1.0 million) and our joint venture interest in the Hotel del Coronado ($21.3 million).

•

We purchased one hotel for approximately $95.0 million in 2007, five hotels for $1.5 billion in 2006 and one hotel for approximately $158.6 million in 2005. We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel for approximately $75.8 million in August 2006.

•	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels in 2007 and received net proceeds of approximately $111.2 million.

•

We purchased a 60-acre oceanfront parcel for development in Punta Mita, Mexico in October 2007 for an initial payment of $16.1 million, including closing costs. We spent $31.4 million in connection with our acquisition of the La Solana Hotel and Villas development sites in 2006.

•

We purchased a 50% interest in BuyEfficient, L.L.C., for approximately $6.3 million in December 2007. We completed our acquisition of a joint venture interest in the Hotel del Coronado and an adjacent land parcel under development for approximately $50.1 million in January 2006.

•

We sold one hotel during the year ended December 31, 2007 for net sale proceeds of $23.0, two hotels during the year ended December 31, 2006 for net sale proceeds of $178.1 million and two hotels during the year ended December 31, 2005 for net sales proceeds of $76.3.

•	During the fourth quarter of 2005, we purchased notes receivable of approximately $17.9 million in connection with the acquisition of the La Solana Hotel and Villa project.

•

We disbursed $129.1 million, $92.7 million and $39.4 million during the years ended December 31, 2007, 2006 and 2005, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities; and redevelopment of the Hyatt Regency New Orleans.

Financing Activities. Net cash used in financing activities was $104.8 million for the year ended December 31, 2007 compared to net cash provided by financing activities of $1.4 billion for the year ended December 31, 2006 and net cash provided by financing activities of $379.6 million for the year ended December 31, 2005. The significant financing activities during these periods are summarized below:

•

We received net proceeds from the issuance of Exchangeable Notes of $179.1 million during the year ended December 31, 2007 and paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes.

•	We paid $25.0 million for the repurchase of common stock during the year ended December 31, 2007.

•	We paid financing costs of $23.8 million, $8.1 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

•	In 2006 and 2005, we received proceeds from issuance of common stock, net of offering costs of approximately $470.2 million and $217.4 million, respectively.

•

In 2007, 2006 and 2005, we received proceeds from issuance of preferred stock, net of offering costs of approximately $10.7 million, $249.7 million and $97.6 million, respectively, and distributed $30.1 million, $24.5 million and $6.8 million, respectively to preferred shareholders.

•

In 2007, we made net payments on mortgage debt and other debt of $126.0 million, which includes the defeasance of the fixed rate loan portfolio. We received net proceeds from mortgage and other debt of $707.4 million and $144.2 million in 2006 and 2005, respectively.

•

In 2007, 2006 and 2005, we paid quarterly distributions to common shareholders amounting to $71.4 million, $58.3 million and $29.8 million, respectively, and SH Funding also paid quarterly distributions to minority interest holders amounting to $1.0 million, $2.6 million and $8.0 million, respectively.

•

In 2007, we made net payments on the bank credit facility of $6.0 million. In 2006, we received net proceeds on the bank credit facility of $89.0 million and, in 2005, we made net payments on the bank credit facility of $28.0 million.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(1)	$1,652,090	$16,481	$643,362	$992,247	$—
Interest on long-term debt obligations(2)	363,409	85,006	246,587	31,816	—
Operating lease obligations—ground leases and office space	11,747	159	1,514	1,416	8,658
Operating leases—Paris Marriott and Marriott Hamburg	484,603	21,912	65,736	43,824	353,131
Construction contracts(3)	9,586	9,586	—	—	—
Acquisition agreement—portion of mixed use building(3)	83,940	83,940	—	—	—

Total	$2,605,375	$217,084	$957,199	$1,069,303	$361,789

(1)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes and bank credit facility.
(2)	Interest on variable rate debt obligations is calculated based on the variable rates at December 31, 2007 and includes the effect of our interest rate swaps.
(3)	See “Item 8. Financial Statements and Supplementary Data—Note 16 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2007, $35.6 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Derivative Financial Instruments

We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. Instruments that meet the hedging criteria are formally designated as hedges at the inception of the derivative contract. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We use outside consultants to determine the fair values of our derivative instruments. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value and such value may or may not actually be realized.

See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for our pro rata share of an agreed upon market value of $745.0 million. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At December 31, 2007, there was no outstanding balance on the revolving credit facility. There are letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At December 31, 2007, our investment in the Partnerships amounted to $69.1 million. Our equity in earnings of the Partnerships is $8.1 million for the year ended December 31, 2007.

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

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2007, our investment in the joint venture amounted to $3.4 million. Our equity in earnings of the joint venture is $0.2 million for the year ended December 31, 2007.

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient, L.L.C. with an unaffiliated party. This business allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At December 31, 2007, our investment in the joint venture amounted to $6.4 million. Our equity in earnings of the joint venture is $38,000 for the year ended December 31, 2007.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—Note 15 Related Party Transactions” for a discussion of our transactions with related parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. There was no impairment on property and equipment or goodwill for 2006 and 2005. We recorded impairment losses on goodwill and hotel property of $37.7 million for the year ended December 31, 2007 on the Hyatt Regency New Orleans based on our impairment analysis in the second quarter of 2007.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the statement of operations. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at December 31, 2007 or 2006.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised—2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 31, 2008. We are currently evaluating the impact of SFAS 141(R) on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect our financial statement presentation of minority interests in our consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. Currently, we do not anticipate electing the fair value option for our financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. However, the FASB has issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” that would defer the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our financial statements.

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

See “Item 8. Financial Statements and Supplementary Data—Note 11 Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2007.

As of December 31, 2007, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes were approximately $1.7 billion, of which approximately $312.8 million, or 18.9%, was variable rate debt. Total variable debt excludes $1.1 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the swaps, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $3.2 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.6 million annually.

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

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the British pound, Euro, Czech crown and Mexican peso. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.

To manage the currency exchange risk applicable to equity positions in foreign hotels, we may use long-term mortgage debt denominated in the local currency. In addition, we may enter into forward or option contracts. We do not currently have any currency forward or option contracts.

Our exposure to foreign currency exchange rates relates primarily to our foreign hotels. For our foreign hotels, exchange rates impact the U.S. Dollar value of our reported earnings, our investments in the hotels and the intercompany transactions with the hotels.

Approximately 20.0% of our total revenues are generated outside of the U.S., with approximately 8.5% of total revenues generated from the Four Seasons Punta Mita Resort and Four Seasons Mexico City that use the Mexican peso, approximately 4.5% of total revenues generated from the Marriott London Grosvenor Square that uses the British pound, approximately 3.9% of total revenues generated from the InterContinental Prague that uses the Czech crown and approximately 3.1% of total revenues generated from the Paris Marriott, Marriott Hamburg and Hotel Le Parc that use the Euro. As a result, fluctuations in the value of foreign currencies against the U.S. Dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at a weighted-average exchange rate for the year. Consequently, as the value of the U.S. Dollar changes relative to the currencies of these markets, our reported results vary.

Throughout 2007, the U.S. Dollar weakened relative to the currencies of our international markets. If the U.S. Dollar had weakened an additional 10% during 2007, total revenues would have approximately increased as follows from the amounts reported (in millions):

	Mexican Peso	Czech Crown	British Pound	Euro	Total
Increase in total revenues	$8.6	$4.0	$4.5	$3.0	$20.1

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of our shareholders’ equity. The asset and liabilities of our non-U.S. hotels are translated into U.S. Dollars at exchange rates in effect at year-end. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive (loss) income. If the U.S. Dollar had weakened an additional 10% during 2007, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $7.1 million from the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotel & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotel & Resorts, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2008

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2007	2006
Assets
Investment in hotel properties, net	$2,427,273	$2,375,129
Goodwill	462,536	421,516
Intangible assets, net of accumulated amortization of $3,271 and $3,166	45,420	45,793
Investment in joint ventures	78,801	71,349
Cash and cash equivalents	111,494	86,462
Restricted cash and cash equivalents	39,161	73,400
Accounts receivable, net of allowance for doubtful accounts of $1,965 and $809	82,217	70,282
Deferred financing costs, net of accumulated amortization of $4,809 and $2,194	14,868	10,701
Deferred tax assets	41,790	43,555
Other assets	62,736	57,522

Total assets	$3,366,296	$3,255,709

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,363,855	$1,442,865
Exchangeable senior notes, net of discount	179,235	—
Bank credit facility	109,000	115,000
Accounts payable and accrued expenses	266,324	186,293
Distributions payable	18,179	18,175
Deferred tax liabilities	36,407	24,390
Deferred gain on sale of hotels	114,292	107,474
Insurance proceeds received in excess of insurance recoveries receivable	—	20,794

Total liabilities	2,087,292	1,914,991
Minority interests in SHR’s operating partnership	11,512	12,463
Minority interests in consolidated affiliates	30,653	10,965
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,488,750 and 4,000,000 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	97,553
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares ($0.01 par value; 150,000,000 common shares authorized; 74,371,230 and 75,406,727 common shares issued and outstanding)	742	753
Additional paid-in capital	1,201,503	1,224,400
Accumulated deficit	(304,922)	(265,435)
Accumulated other comprehensive (loss) income	(18,405)	10,304

Total shareholders’ equity	1,236,839	1,317,290

Total liabilities and shareholders’ equity	$3,366,296	$3,255,709

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2007	2006	2005
Revenues:
Rooms	$532,109	$381,019	$201,036
Food and beverage	342,468	244,007	131,513
Other hotel operating revenue	110,010	73,304	40,195

	984,587	698,330	372,744
Lease revenue	23,405	20,257	16,787

Total revenues	1,007,992	718,587	389,531

Operating Costs and Expenses:
Rooms	130,784	94,764	47,520
Food and beverage	231,407	170,054	91,754
Other departmental expenses	248,815	181,436	104,388
Management fees	39,264	26,774	11,713
Other hotel expenses	67,975	44,526	22,480
Lease expense	15,700	13,682	13,178
Depreciation and amortization	106,091	75,135	39,797
Corporate expenses	30,179	25,383	21,023
Other charges	7,372	—	—

Total operating costs and expenses	877,587	631,754	351,853

Operating income	130,405	86,833	37,678
Interest expense	(88,906)	(50,973)	(29,463)
Interest income	2,775	3,961	1,940
Loss on early extinguishment of debt	(10,268)	(2,150)	(6,540)
Equity in earnings (losses) of joint ventures	8,344	(1,066)	2,818
Foreign currency exchange (loss) gain	(3,701)	756	68
Other (expenses) income, net	(584)	3,596	5,431

Income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	38,065	40,957	11,932
Income tax expense	(9,714)	(3,946)	(4,687)
Minority interest in SHR’s operating partnership	(413)	(741)	(1,949)
Minority interest in consolidated affiliates	(1,363)	(763)	—

Income before gain on sale of minority interests in hotel properties and discontinued operations	26,575	35,507	5,296
Gain on sale of minority interests in hotel properties	84,658	—	—

Income from continuing operations	111,233	35,507	5,296
(Loss) income from discontinued operations, net of tax and minority interests	(42,075)	84,622	24,964

Net Income	69,158	120,129	30,260
Gain on currency translation adjustments	21,735	8,519	3,127
(Loss) gain on mark to market of derivatives	(50,074)	(7,787)	4,896

Comprehensive Income	$40,819	$120,861	$38,283

Net Income	69,158	120,129	30,260
Preferred shareholder dividends	(30,107)	(24,543)	(6,753)

Net Income Available to Common Shareholders	$39,051	$95,586	$23,507

Basic Income Per Share:
Income (loss) from continuing operations available to common shareholders per share	$1.08	$0.16	$(0.04)
(Loss) income from discontinued operations per share	(0.56)	1.24	0.70

Net income available to common shareholders per share	$0.52	$1.40	$0.66

Weighted-average common shares outstanding	75,075	68,286	35,376

Diluted Income Per Share:
Income (loss) from continuing operations available to common shareholders per share	$1.08	$0.16	$(0.04)
(Loss) income from discontinued operations per share	(0.56)	1.23	0.70

Net income available to common shareholders per share	$0.52	$1.39	$0.66

Weighted-average common shares outstanding	75,324	68,569	35,376

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In Thousands)

	For the years ended December 31,
	2007	2006	2005
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$97,553	$97,553	$—
Offering of shares (net of offering costs of $833 and $2,447)	10,653	—	97,553

Balance, end of year	$108,206	$97,553	$97,553

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$110,775	$—	$—
Offering of shares (net of offering costs of $4,225)	—	110,775	—

Balance, end of year	$110,775	$110,775	$—

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$138,940	$—	$—
Offering of shares (net of offering costs of $4,810)	—	138,940	—

Balance, end of year	$138,940	$138,940	$—

Common shares
Balance, beginning of year	$753	$439	$300
Public offerings of common shares	—	241	128
Common shares repurchased and retired	(11)	—	—
Operating partnership units redeemed for common shares	—	73	11

Balance, end of year	$742	$753	$439

Additional paid-in capital
Balance, beginning of year	$1,224,400	$686,334	$481,960
Distributions from SHC LLC	—	—	446
Issuance of common shares	—	489,736	228,994
Offering costs	—	(19,870)	(11,726)
Common shares repurchased and retired	(19,010)	—	—
Purchase of call options	(9,900)	—	—
Deferred compensation activity	5,037	3,802	2,059
Adjustment for minority interest ownership in SH Funding	976	64,398	(15,399)

Balance, end of year	$1,201,503	$1,224,400	$686,334

Accumulated deficit
Balance, beginning of year	$(265,435)	$(294,755)	$(285,320)
Net income	69,158	120,129	30,260
Distributions to shareholders	(102,666)	(90,809)	(39,695)
Common shares repurchased and retired	(5,979)	—	—

Balance, end of year	$(304,922)	$(265,435)	$(294,755)

Accumulated other comprehensive (loss) income
Balance, beginning of year	$10,304	$9,526	$(387)
Currency translation	21,735	8,519	3,127
Mark to market of derivatives and other adjustments	(50,076)	(7,910)	4,896
Adjustment for minority interest ownership in SH Funding	(368)	169	1,890

Balance, end of year	$(18,405)	$10,304	$9,526

Total Shareholders’ Equity	$1,236,839	$1,317,290	$499,097

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$69,158	$120,129	$30,260
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	(136)	1,827	7,396
Minority interest in consolidated affiliates	1,363	763	—
Deferred income tax benefit	(133)	(5,141)	(407)
Depreciation and amortization	106,091	77,670	52,606
Amortization of deferred financing costs and discount	4,929	1,954	2,960
Impairment losses	37,716	—	—
Other charges	7,372	—	—
Loss on early extinguishment of debt	15,139	3,150	8,115
Equity in (earnings) losses of joint ventures	(8,344)	1,066	(2,818)
Share-based compensation	4,712	3,571	1,966
Gain on sale of assets	(22)	(88,871)	(21,202)
Gain on sale of minority interests in hotel properties	(84,658)	—	—
Foreign currency exchange loss	3,701	—	—
Recognition of deferred and other gains, net	(4,848)	(4,405)	(3,594)
Mark to market of derivatives included in interest expense	—	—	134
Increase in accounts receivable	(16,163)	(21,248)	(13,597)
Insurance proceeds received	12,701	14,735	—
Decrease (increase) in other assets	3,150	(6,185)	(3,425)
Increase in accounts payable and accrued expenses	22,953	42,191	18,062

Net cash provided by operating activities	174,681	141,206	76,456

Investing Activities:
Proceeds from sales of assets	23,441	178,095	76,302
Proceeds from sale of minority interests in hotel properties	111,188	—	—
Acquisition of hotel investments	(96,558)	(1,571,660)	(158,217)
Acquisition of land held for development	(16,121)	(31,425)	—
Acquisition of interest in joint ventures	(6,346)	(50,112)	(112)
Acquisition of interest in consolidated affiliates	(31,440)	—	(285,389)
Restricted and unrestricted cash acquired	1,549	16,771	7,399
Cash received from joint venture	6,049	1,509	—
Acquisition of notes receivable	—	—	(17,852)
Escrow deposits	(5,693)	(200)	(22,250)
(Increase) decrease in security deposits related to sale-leasebacks	(449)	1,921	1,447
Insurance proceeds received	62,092	43,479	10,000
Capital expenditures	(129,116)	(92,732)	(39,427)
Decrease (increase) in restricted cash and cash equivalents	34,239	(32,974)	(1,860)
Other investing activities	(2,207)	(4,135)	—

Net cash used in investing activities	(49,372)	(1,541,463)	(429,959)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	470,180	217,396
Proceeds from issuance of preferred stock, net of offering costs	10,653	249,715	97,553
Proceeds from bank credit facility	670,000	510,500	135,500
Payments on bank credit facility	(676,000)	(421,500)	(163,500)
Proceeds from mortgages and other debt	593,291	976,377	422,000
Payments on mortgages and other debt	(719,293)	(268,932)	(277,760)
Proceeds from exchangeable senior notes, net of discount	179,100	—	—
Purchase of call options	(9,900)	—	—
Financing costs	(23,835)	(8,068)	(6,983)
Distributions to common shareholders	(71,364)	(58,318)	(29,798)
Distributions to preferred shareholders	(30,107)	(24,543)	(6,753)
Distributions to holders of minority interests in SHR’s operating partnership	(1,032)	(2,610)	(8,047)
Distributions to holders of minority interests in consolidated affiliates	(1,164)	(3,327)	—
Common stock repurchase	(25,000)	—	—
Other financing activities	(139)	—	(37)

Net cash (used in) provided by financing activities	(104,790)	1,419,474	379,571

Effect of exchange rate changes on cash	4,513	2,228	(1,122)

Net change in cash and cash equivalents	25,032	21,445	24,946
Cash and cash equivalents, beginning of year	86,462	65,017	40,071

Cash and cash equivalents, end of year	$111,494	$86,462	$65,017

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2007	2006	2005
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Loss (gain) on mark to market of derivative instruments (see notes 2 and 11)	$50,725	$7,724	$(5,381)

Redemption of units of non-managing member limited liability company interests in SH Funding (see note 10)	$—	$68,124	$—

Distributions declared and payable to common shareholders (see note 10)	$17,941	$17,404	$9,691

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 10)	$236	$226	$1,840

Distributions payable to holders of minority interests in consolidated affiliates	$—	$545	$—

Mortgage and other debt assumed upon acquisitions of properties (see note 3)	$30,800	$94,441	$11,616

Promissory note received upon property disposition (see note 5)	$(7,789)	$—	$—

Hyatt Regency New Orleans property damage and impairment recoverable through insurance (see note 5)	$82,886	$3,000	$29,685

Capital expenditures recorded as liabilities	$(2,314)	$7,784	$—

Distribution of net liabilities to SHC LLC	$—	$—	$483

Cash Paid For:
Interest, net of interest capitalized	$82,216	$54,930	$36,093

Income taxes, net of refunds	$7,861	$3,888	$6,271

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2007, SHR’s portfolio included 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of its assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2007. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of December 31, 2007, SH Funding owned or leased the following 20 hotels:

1. Fairmont Chicago	11. InterContinental Miami
2. Fairmont Scottsdale Princess	12. InterContinental Prague
3. Four Seasons Mexico City	13. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	14. Marriott Champs Elysees Paris(3)
5. Four Seasons Washington, D.C.	15. Marriott Hamburg(3)
6. Hotel del Coronado(1)	16. Marriott Lincolnshire(4)
7. Hotel Le Parc—Paris, France	17. Marriott London Grosvenor Square(4)
8. Hyatt Regency La Jolla(2)	18. Ritz-Carlton Half Moon Bay
9. Hyatt Regency Phoenix	19. Ritz-Carlton Laguna Niguel
10. InterContinental Chicago(2)	20. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(2)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(3)	The Company has leasehold interests in these properties.
(4)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which SHR has a controlling interest.

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2007, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (see note 6). At December 31, 2007, SH Funding also owned 51% controlling interests in the entities that own the InterContinental Chicago and Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Investment in Hotel Properties and Depreciation:

Investment in hotel properties consists of land, leasehold interest, buildings, building improvements, site improvements and furniture, fixtures and equipment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. In 2007, SHR recognized impairment losses on property and equipment of $25,646,000 related to Hyatt Regency New Orleans (see note 5). This amount is included in (loss) income from discontinued operations for the year ended December 31, 2007. Based on the Company’s review, there was no impairment of long-lived assets in 2006 or 2005.

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company classifies the operations of hotels sold or to be sold as discontinued operations (see note 5).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:

Goodwill is reviewed for impairment using a variety of methods at least annually as of December 31 and whenever circumstances or events indicate potential impairment. In 2007, SHR recognized impairment losses on goodwill of $12,070,000 related to Hyatt Regency New Orleans (see note 5). This amount is included in (loss) income from discontinued operations for the year ended December 31, 2007. Based on the Company’s review, there was no impairment of goodwill in 2006 or 2005.

Intangible Assets:

Intangible assets at December 31, 2007 and 2006 include (in thousands):

	2007	2006	Useful Life
Below market ground lease	$41,487	40,189	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	5,704	7,270	Period of booking (up to 8 years)

	48,691	48,959
Accumulated amortization	(3,271)	(3,166)

Intangible assets, net	$45,420	$45,793

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. The estimated aggregate annual amortization expense for intangible assets at December 31, 2007, is summarized as follows (in thousands):

Years ended December 31,
2008	$2,256
2009	1,715
2010	1,322
2011	1,322
2012	1,322
Thereafter	37,483

Total	$45,420

Deferred Financing Costs:

Deferred financing costs consist of loan fees and other costs incurred in connection with obtaining various loans. The deferred financing costs have been capitalized and are being amortized to interest expense over the life of the underlying loan using the straight-line method, which approximates the effective interest method. In determining the life of the loan, the Company considers the extension option periods when (a) it is the Company’s intention, at loan inception, to exercise the options and renew the loans to extend through the option periods, and (b) such extension is at the discretion of the Company without a requirement of a significant financial obligation upon such extension. If the aforementioned criteria are not met, the Company does not include the extension periods in the life of the loan. Upon early extinguishment of the various loans, any related unamortized deferred financing costs are written off and included in loss on early extinguishment of debt.

Inventories:

Inventories located at the hotel properties consist primarily of food and beverage stock. These items are stated at the lower of cost, as determined by an average cost method, or market and are included in other assets on the accompanying consolidated balance sheets.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents:

The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with purchased or original maturities of three months or less to be cash equivalents.

Restricted Cash and Cash Equivalents:

As of December 31, 2007 and 2006, restricted cash and cash equivalents include $35,622,000 and $24,239,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At December 31, 2007 and 2006, restricted cash and cash equivalents also include reserves of $3,539,000 and $49,161,000, respectively, required by loan and other agreements.

Deferred Transaction Costs:

The Company incurs costs directly related to potential hotel acquisitions or other acquisition or investment opportunities. These costs are included in other assets in the Company’s consolidated balance sheet unless a determination is made that the planned transaction will be abandoned. When a transaction is consummated, these costs are capitalized as a cost of the acquisition or investments. If a potential acquisition or other investment opportunity is abandoned, these deferred costs are charged to expense. The Company expenses any internal costs related to the pursuit of acquisitions. At December 31, 2007 and 2006, other assets include $183,000 and $6,187,000, respectively, of deferred costs related to potential transactions (see note 4).

Foreign Currency:

Foreign currency-denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Gains and losses from foreign currency translation, where the functional currency is the local currency, are recorded as a separate component of accumulated other comprehensive income within shareholders’ equity.

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

Minority Interests:

Third party minority partners own an approximate one percent interest in SH Funding. The interests held by these minority partners are stated at cost and are presented as minority interests in SHR’s operating partnership in the consolidated balance sheets. Net income allocated to the minority interest partners is presented as minority interest in SHR’s operating partnership in the consolidated statements of operations. Minority interest in SH Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by the minority interest partners, all calculated based on the total units outstanding at the end of the period. Net income and other comprehensive income are allocated to minority interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by minority interest partners, all calculated based on the weighted average days outstanding.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHR also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party minority partners are presented as minority interests in consolidated affiliates in SHR’s consolidated balance sheets. The net income allocated to the minority partners are presented as minority interest in consolidated affiliates.

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHR has operations do not recognize the Company’s REIT structure under the Code under their respective tax laws. Accordingly, SHR will be subject to tax in those jurisdictions.

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated amounts to be realized from the related deferred tax asset is included in income.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic income per share is computed by dividing the net income available to common shareholders by the weighted average common shares outstanding during each period. Diluted income per share is computed by dividing the net income available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of income from continuing operations available to common shareholders for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Numerator:
Income from continuing operations	$111,233	$35,507	$5,296
Preferred shareholder dividends	(30,107)	(24,543)	(6,753)

Income (loss) from continuing operations available to common shareholders	$81,126	$10,964	$(1,457)

Denominator:
Weighted average common shares—basic	75,075	68,286	35,376
Potentially dilutive securities	249	283	—

Weighted average common shares—diluted	75,324	68,569	35,376

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of December 31, 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Minority interests	976	976	8,366
Stock options and restricted stock units	804	670	201

In addition, the diluted income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 9) until the average share price of the Company’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive (Loss) Income:

SHR’s accumulated other comprehensive (loss) income results from mark to market of certain derivative financial instruments, unrealized gains or losses on foreign currency translation adjustments (CTA) and other adjustments.

The following table provides the components of accumulated other comprehensive (loss) income as of December 31, 2007 and 2006 (in thousands):

	Derivative and Other Adjustments	Currency Translation Adjustments	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2006	$4,988	$4,538	$9,526
Mark to market of derivative instruments and other adjustments	(8,045)	—	(8,045)
Reclassification to equity in (losses) earnings of joint ventures	135	—	135
CTA activity	—	8,519	8,519
Adjustment for minority interest ownership in SH Funding	62	107	169

Balance at December 31, 2006	(2,860)	13,164	10,304

Mark to market of derivative instruments and other adjustments	(50,681)	—	(50,681)
Reclassification to equity in earnings (losses) of joint ventures	605	—	605
CTA activity	—	21,735	21,735
Adjustment for minority interest ownership in SH Funding	(651)	283	(368)

Balance at December 31, 2007	$(53,587)	$35,182	$(18,405)

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New Accounting Standards:

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. Currently, the Company does not anticipate electing the fair value option for its financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. However, the FASB has issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that would defer the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised—2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes SHR’s investment in hotel properties as of December 31, 2007 and 2006, excluding unconsolidated joint ventures (in thousands):

	2007	2006
Land	$402,179	$394,914
Land held for development	113,006	61,787
Leasehold interest	11,633	11,633
Buildings	1,744,251	1,715,938
Building and leasehold improvements	19,218	22,392
Site improvements	53,287	56,112
Furniture, fixtures and equipment	368,698	300,865
Improvements in progress	61,030	80,479

Total investment in hotel properties	2,773,302	2,644,120
Less accumulated depreciation	(346,029)	(268,991)

Total investment in hotel properties, net	$2,427,273	$2,375,129

Consolidated hotel properties (unaudited)	19	19
Consolidated hotel rooms (unaudited)	8,287	9,321

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of December 31, 2007 and 2006, excluding unconsolidated joint ventures:

	2007	2006
Southern California	18.4%	19.1%
Northern California	18.0	18.4
Phoenix/Scottsdale, AZ	14.1	14.3
Chicago, IL	13.8	13.5
Washington, D.C.	5.4	5.5
Miami, FL	4.2	4.0
New Orleans, LA	—	5.1

United States	73.9	79.9
Mexico	8.3	6.7
Prague, Czech Republic	7.0	6.3
London, England	6.6	6.6
Paris, France	4.2	0.5

Total	100.0%	100.0%

Hotel Acquisitions

Acquisition of Majority Interests in Hotel Properties:

On July 31, 2007, the Company purchased the 116-room Hotel Le Parc in Paris, France for approximately $94,965,000, including acquisition costs. The acquisition was financed using borrowings under the Company’s bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

On September 1, 2006, the Company purchased the Fairmont Scottsdale Princess with 651 rooms and an adjacent 10-acre development parcel for $350,757,000, including acquisition costs. The acquisition was funded using mortgage debt and borrowings on the Company’s bank credit facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 2006, the Company purchased the Marriott London Grosvenor Square hotel with 236 rooms for $208,132,000, including acquisition costs. The acquisition was financed using mortgage debt and borrowings on the Company’s bank credit facility.

On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel with 372 rooms in Prague, Czech Republic, for $77,708,000, including acquisition costs, and assumed debt of $85,891,000. The purchase brings the Company's interest in the entity that owns the property to approximately 100%. As this purchase was a step acquisition, the carrying value of property and equipment and goodwill was determined by recording 35% of the assets and liabilities at historical cost and 65% at fair value. The acquisition was financed using borrowings on the Company’s bank credit facility.

On July 7, 2006, the Company purchased the Ritz-Carlton Laguna Niguel with 393 rooms from SHC LLC for $327,722,000, including acquisition costs, and assumed debt of $8,550,000. The acquisition was financed using cash on hand which included proceeds from offerings of preferred and common stock (see note 10) and mortgage debt proceeds.

On June 1, 2006, the Company purchased the Westin St. Francis located in San Francisco, California with 1,195 rooms for $439,278,000, including acquisition costs. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 10).

On March 1, 2006, the Company purchased the Four Seasons Washington D.C. with 211 rooms for $169,976,000, including acquisition costs. The acquisition was funded using available cash as a result of common and preferred stock offerings (see note 10).

On September 1, 2005, the Company purchased the Fairmont Chicago with 692 rooms for approximately $158,643,000, including acquisition costs. The acquisition was funded using available cash as a result of a common stock offering (see note 10).

On April 1, 2005, the Company purchased controlling interests in the InterContinental hotels in Chicago and Miami with a total of 1,448 rooms for an agreed aggregate value of approximately $301,001,000, resulting in a total investment by SHR of $285,389,000, including acquisition costs. The hotels were each held in partnerships in which SHR owned a controlling 85% interest with InterContinental Hotels Group (IHG) holding the remaining 15%. SHR funded the acquisition using mortgage debt, proceeds from a preferred stock offering (see note 10), and the Company’s bank credit facility.

The acquisition of the hotels described above is consistent with the Company’s strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Company believes the upper upscale and luxury hotel sector is an attractive sector for long term investment due to the supply constraints characteristic of that sector. These supply constraints include the importance of location, lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. These characteristics of the Company’s property acquisitions often result in a portion of the purchase price being allocated to goodwill in accordance with SFAS No. 141, “Business Combinations,” which requires that the purchase price for each asset first being allocated to the specifically identifiable tangible real property and specifically identifiable intangible assets, based on the estimated fair value of such assets, with the remainder being attributable to goodwill.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the allocation of the purchase price for acquisitions completed in the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Hotel Le Parc	Fairmont Scottsdale Princess	Marriott London Grosvenor Square	Inter- Continental Prague	Ritz- Carlton Laguna Niguel	Westin St. Francis	Four Seasons Washington, D.C.	Fairmont Chicago	Inter- Continental Chicago and Miami
Land	$16,452	$22,900	$—	$32,516	$76,700	$61,400	$44,900	$17,347	$59,894
Building	52,398	233,300	85,400	68,435	163,500	287,600	74,500	128,952	195,795
Site improvements	35	26,800	68	352	12,800	200	1,100	201	415
Furniture, fixtures and equipment	7,881	25,600	6,134	8,289	21,600	29,600	9,900	10,128	41,114
Improvements in progress	—	—	—	811	—	—	—	—	—
Goodwill	33,398	50,649	67,431	71,423	61,346	56,908	40,285	—	—
Intangible assets	—	200	—	—	2,100	3,200	—	—	1,771
Intangible asset—below market ground lease	—	—	38,830	—	—	—	—	—	—
Elimination of investment in joint venture	—	—	—	(14,987)	—	—	—	—	—
Mortgage and other debt assumed	—	—	—	(85,891)	(8,550)	—	—	—	—
Deferred tax liability	(13,975)	—	—	(18,319)	—	—	—	—	—
Adjustment to minority interests	—	—	—	(1,786)	—	—	—	—	(11,616)
Distributions payable	—	—	—	—	—	—	—	—	—
Net working capital	(1,224)	(8,692)	10,269	16,865	(1,774)	370	(709)	2,015	(1,984)

	$94,965	$350,757	$208,132	$77,708	$327,722	$439,278	$169,976	$158,643	$285,389

Pro Forma Information

The hotels acquired during the years ended December 31, 2007, 2006 and 2005 described above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the dates of purchase. The hotels acquired during the years December 31, 2006 and 2005 had a material effect on the Company’s results of operations. The following unaudited pro forma information represents the Company’s results of operations as if these acquisitions, including the purchase of the 45% interest in the Hotel del Coronado (described in note 6) had occurred on January 1, 2005 (in thousands):

	2006	2005
Total revenue	$921,785	$795,247
Net income	$111,720	$12,143
Preferred shareholder dividend	$(29,847)	$(28,100)
Net income (loss) available to common shareholders	$81,873	$(15,957)
Net income (loss) available to common shareholders per share:
Basic	$1.09	$(0.27)
Diluted	$1.08	$(0.27)

Acquisition of Minority Interests in Hotel Properties:

On May 9, 2007, SHR purchased its partner’s 15% interest in the entity that owns the InterContinental Chicago hotel for approximately $22,042,000, including acquisition costs. On September 1, 2007, SHR purchased its partner’s 15% interest in the entity that owns the InterContinental Miami hotel for approximately $9,398,000, including acquisition costs. The acquisitions were funded using borrowings under the Company’s bank credit facility (see note 9). The acquisitions were accounted for as step acquisitions under purchase accounting.

Purchase of Land Parcel in Mexico

In October 2007, SHR entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45,800,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

paid in three installments through 2009. The Company paid the first installment of $15,000,000 plus closing costs of $1,121,000 on October 4, 2007 and issued two non-interest bearing promissory notes for the remaining balance (see note 9).

Purchase of the La Solana Hotel and Villas Development Sites (La Solana)

In 2005, the Company agreed to purchase the La Solana Hotel project (Hotel Site), which includes the development of 20.5 acres of land into hotel suites, spa, restaurant, pool and retail and Villa project (Villa Site), which includes the development of 27.0 acres into for-sales residences. These projects are adjacent to the Company’s existing Four Seasons Punta Mita Resort. The Company agreed to pay a purchase price of approximately $30,879,000 for the Hotel Site and approximately $17,980,000 for the Villa Site. The Hotel Site purchase price of $30,879,000 included the purchase of existing promissory notes for $17,852,000 (including accrued interest) and equity interests of $13,027,000 (including acquisitions costs). In 2005, the Company purchased the promissory notes and made a refundable deposit of $1,000,000 on the equity investment. On March 8, 2006, the Company acquired the remaining equity interests to take full ownership and control of the development sites. Upon purchase of the equity interests, title to the Hotel Site transferred to the Company and the previously acquired promissory notes were converted to equity. The purchase price for the Villa Site of $17,980,000, along with acquisitions costs, was paid in the third quarter of 2006.

As of December 31, 2007 and 2006 the carrying amount of the Company’s investment in La Solana amounted to $64,542,000 and $55,605,000, which includes capitalized interest of $5,939,000 and $2,387,000, respectively.

Acquisition Agreement

On September 26, 2006, the Company entered into an agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. The interest consists of approximately 15 floors that will primarily house 220 hotel suites, meeting and prefunction space, hotel lobby and related areas and associated improvements for an initial price of approximately $82,400,000. A subsequent amendment to the agreement dated January 25, 2008 included physical changes to the building plans and increased the purchase price to approximately $83,940,000. The acquisition, expected to close in late 2008, remains subject to contractual closing conditions. Letters of credit were issued as an earnest money deposit under SHR’s agreement to acquire the interest (see note 16).

Gain on Sale of Minority Interests in Hotel Properties

Effective August 31, 2007, the Company closed on its transactions to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for a gross aggregate sale price of $220,500,000. At the time of the closing of the transactions, the hotels were encumbered by mortgage loans totaling an aggregate of $218,500,000, with a 49% interest in such mortgage loans equaling $107,065,000. The net proceeds to the Company totaled approximately $111,188,000 after prorations related to assets and liabilities of the hotels and closing costs. The Company recognized a gain on the sale of approximately $84,658,000, net of minority interests of $1,104,000, during the year ended December 31, 2007. The Company holds the remaining 51% interest in each hotel and has entered into long-term asset management agreements with the ventures.

4.	OTHER CHARGES

During the fourth quarter of 2006 and the first half of 2007, the Company incurred direct costs in connection with its planned public listing of its European hotel assets. Due to unfavorable market conditions, the Company

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined in the third quarter of 2007 to abandon the plan in its current form. In connection therewith, the Company recorded a charge of $7,372,000 during the year ended December 31, 2007 to write off previously deferred costs relating to this potential transaction.

5.	DISCONTINUED OPERATIONS

The results of operations of hotels sold have been classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. SHR has sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hyatt Regency New Orleans	New Orleans, LA	December 28, 2007	$28,047,000
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000
Embassy Suites Lake Buena Vista	Orlando, FL	October 27, 2005	$54,820,000
Marriott Schaumburg	Chicago, IL	October 7, 2005	$21,482,000

Hyatt Regency New Orleans Impairment and Disposition

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the hotel’s business, and the hotel effectively ceased operations. On August 1, 2007, the Company entered into a complete and final settlement of its property damage and business interruption insurance claims. The total settlement, net of deductibles, was for $143,007,000.

In connection with completing the insurance settlement process, the Company updated its ongoing evaluation and assessment of its strategic options with respect to the Hyatt Regency New Orleans property including updating the Company’s estimate of the fair market value of the property. Based on this assessment the Company recognized an impairment loss of $37,716,000 to property and equipment and goodwill in the third quarter of 2007 as shown below (in thousands):

Total impairment of property and equipment	$141,217
Less insurance settlement allocated to property and equipment damage	(115,571)

Impairment loss—property and equipment	25,646
Impairment loss—goodwill	12,070

Total impairment loss	$37,716

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note is payable in two tranches, a $6,000,000 tranche which bears interest at 10% and is due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs the net sales price to the Company was $28,047,000 resulting in a gain on sale of $2,279,000. The Company has deferred recognition of this gain and recorded it as an offset to the promissory note because the buyer’s initial investment was not sufficient to meet the full accrual profit recognition criteria under SFAS No. 66, “Accounting for Sales of Real Estate.” The Company will use the cost recovery method to recognize the profit which will result in the gain being recognized when, and to the extent that, cash payments received from the buyer exceed the Company’s basis in the sold property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of (loss) income from discontinued operations for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Hotel operating revenues	$384	$43,608	$128,469
Operating costs and expenses	307	46,331	100,179
Depreciation and amortization	—	2,535	12,809
Impairment losses	37,716	—	—

Total operating costs and expenses	38,023	48,866	112,988

Operating (loss) income	(37,639)	(5,258)	15,481
Interest expense	(823)	(1,993)	(8,286)
Interest income	998	433	193
Loss on early extinguishment of debt	(4,871)	(1,000)	(1,575)
Other income, net	—	48	7
Income tax (expense) benefit	(289)	4,607	3,389
Gain on sale	—	88,871	21,202
Minority interests	549	(1,086)	(5,447)

(Loss) income from discontinued operations	$(42,075)	$84,622	$24,964

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of December 31, 2007 and 2006 includes the following (in thousands):

	2007	2006
Hotel del Coronado and North Beach Ventures(a)	$69,052	$68,215
Four Seasons Residence Club Punta Mita(b)	3,365	3,134
BuyEfficient, L.L.C.(c)	6,384	—

Total investment in joint ventures	$78,801	$71,349

(a)	On January 9, 2006, subsidiaries of SHR closed the acquisition of 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent land parcel under development, for a pro rata share of an aggregate agreed-upon market value of $745,000,000. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company accounts for the Partnerships using the equity method of accounting. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $1,191,000 and $2,214,000 for years ended December 31, 2007 and 2006, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.
(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico.
(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient, L.L.C. for approximately $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

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

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s joint ventures as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006
Assets
Investment in hotel properties, net	$323,253	$315,627
Goodwill	23,401	23,401
Hotel condominium development project	912	41,430
Intangible assets, net	49,173	49,353
Cash and cash equivalents	19,887	7,250
Restricted cash and cash equivalents	115	5,409
Other assets	50,809	44,546

Total assets	$467,550	$487,016

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$627,121	$628,870
Construction loan payable	—	24,643
Other liabilities	35,488	34,338
Partners’ deficit	(195,059)	(200,835)

Total liabilities and partners’ deficit	$467,550	$ 487,016

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2007	2006	2005
Revenues
Hotel operating revenue	$141,404	$154,801	$33,531
Residential sales	121,069	15,844	—
Other	3,364	—	—

Total revenues	265,837	170,645	33,531

Expenses
Residential costs of sales	83,696	9,981	—
Hotel operating expenses	88,479	93,082	17,869
Depreciation and amortization	13,217	14,938	6,139
Other operating expenses	7,723	6,601	2,610

Total operating expenses	193,115	124,602	26,618

Operating income	72,722	46,043	6,913
Interest expense, net	(46,566)	(46,966)	(3,897)
Other (expenses) income, net	(713)	(6,497)	4,319

Net income (loss)	$25,443	$(7,420)	$7,335

Equity in earnings (losses) of joint ventures
Net income (loss)	$25,443	$(7,420)	$7,335
Joint venture partners’ share of (income) loss of joint ventures	(13,986)	3,858	(4,753)
Adjustments for basis differences, taxes and intercompany eliminations	(3,113)	2,496	236

Total equity in earnings (losses) of joint ventures	$8,344	$(1,066)	$2,818

To the extent that SHR’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in SHR’s share of equity in earnings (losses) of the unconsolidated affiliates.

7.	MANAGEMENT AGREEMENTS

Most of the Company’s hotels are subject to management agreements that SHR assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.25% to 4.00% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2007, the remaining terms (not including renewal options) of these management agreements range from two to 50 years and average 16 years.

During the first quarter of 2006, the Company reached an agreement with an affiliate of Marriott International (Marriott), the manager of the Marriott Rancho Las Palmas Resort, to terminate the hotel management contract with Marriott on or before December 29, 2006. Under the agreement, the Company was required to pay Marriott an initial termination fee of $5,000,000 upon termination, and an additional termination fee of $5,000,000 in 2009, provided that the additional termination fee would not be required if the Company entered into a qualifying hotel management contract with Marriott by December 31, 2008.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the second quarter of 2007, Marriott and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived the aforementioned additional termination fee that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At December 31, 2007, deferred credits of $10,809,000 are included in accounts payable and accrued expenses.

Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid Marriott the initial termination fee of $5,000,000. The Company also agreed to reimburse Marriott for estimated severance and relocation costs for Marriott employees at the resort. For the years ended December 31, 2007 and 2006, the Company recorded a (benefit) expense of $(400,000) and $9,851,000 for the present value of the termination fees and estimated severance and relocation costs, which is included in discontinued operations.

Hotel Le Parc Performance Guarantee

In connection with the acquisition of Hotel Le Parc, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,299,000 based on the foreign exchange rate at December 31, 2007). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. During the year ended December 31, 2007, SHR earned €610,000 ($890,000 based on the foreign exchange rate at December 31, 2007) related to the performance guarantee, which is recorded in other hotel operating revenue in the consolidated statement of operations.

8.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the subsidiary. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and SHR recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2007, 2006 and 2005, SHR recognized $234,000, $174,000 and $182,000 of the deferred gain, respectively. As of December 31, 2007 and 2006, the deferred gain on sale of hotel recorded on the accompanying balance sheets amounted to $4,801,000 and $4,513,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. SHR makes monthly minimum rent payments aggregating €3,477,000 ($5,076,000 based on the foreign exchange rate as of December 31, 2007) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a Euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at December 31, 2007 and 2006 was $7,299,000 and $6,601,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. SHR subleases its interest in the Marriott Hamburg to a third party. SHR has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the property’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled, SHR recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2007, 2006 and 2005, SHR recognized $4,614,000, $4,231,000 and $4,173,000 of the deferred gain, respectively. As of December 31, 2007 and 2006, the deferred gain on sale of hotel recorded on the accompanying balance sheets amounted to $109,491,000 and $102,961,000, respectively. The lease’s initial term runs through December 31, 2029. SHR makes monthly minimum rent payments aggregating €11,533,000 ($16,836,000 based on the foreign exchange rate as of December 31, 2007) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a Euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at December 31, 2007 and 2006 was $14,509,000 and $12,649,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. SHR subleases its interest in the Paris Marriott to a third party. SHR has reflected the sublease arrangement as an operating lease and records lease revenue. In 2008, the Company will no longer sublease the operations of the Paris Marriott to a third party and will reflect the operating results of the Paris Marriott in its consolidated statements of operations.

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2007, are as follows (in thousands):

Years Ended December 31,
2008	$22,072
2009	22,072
2010	22,582
2011	22,597
2012	22,612
Thereafter	384,416

$496,351

9.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages and other debt payable at December 31, 2007 and 2006, consisted of the following (in thousands):

Debt	Spread(a) (basis points)	Maturity	Balance Outstanding at December 31,
			2007	2006
Mortgage loans
CMBS floating rate portfolio(c)	85	—	—	292,494
CMBS fixed rate portfolio(d)	Fixed	—	—	201,777
Fairmont Chicago	70	April 2012	123,750	—
Loews Santa Monica Beach Hotel	63	March 2009(b)	118,250	—
Ritz-Carlton Half Moon Bay	67	March 2009(b)	76,500	—
Hyatt Regency La Jolla(e)	100	September 2012	97,500	—
InterContinental Chicago	106(f)	October 2008(b)	121,000	121,000
InterContinental Miami	73	October 2008(b)	90,000	90,000
InterContinental Prague(g)	125	March 2008	151,812	87,788
Westin St. Francis	70	August 2008(b)	220,000	220,000
Marriott London Grosvenor Square(h)	110	October 2013	153,496	151,256
Fairmont Scottsdale(i)	56	September 2008(b)	180,000	270,000

Total mortgage loans			1,332,308	1,434,315

Other debt(j)			31,547	8,550

Total mortgages and other debt payable			$1,363,855	$1,442,865

(a)	Interest is paid monthly at the applicable spread over LIBOR (4.60% at December 31, 2007) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid monthly at the applicable spread over EURIBOR (4.29% at December 31, 2007). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (5.99% at December 31, 2007).
(b)	These loans are subject to three one-year extensions at the option of the Company or its consolidated affiliates.
(c)	On March 9, 2007, proceeds from the three mortgage loans secured by the Fairmont Chicago, the Loews Santa Monica Beach Hotel and the Ritz-Carlton Half Moon Bay were used to retire the outstanding balance of the Company’s commercial mortgage-backed securities (CMBS) floating rate loan portfolio. In connection with the repayment, SHR wrote off the unamortized deferred financings costs and paid prepayment penalties applicable to the debt amounting to $3,038,000, which are included in loss on early extinguishment of debt for the year ended December 31, 2007.
(d)	On August 23, 2007, SHR defeased the outstanding balance of the Company’s CMBS fixed rate mortgage loan secured by the Hyatt Regency New Orleans, Hyatt Regency Phoenix and the Hyatt Regency La Jolla hotels. To complete the defeasance, SHR purchased United States government securities sufficient to make the monthly debt service payments due under the loan agreement. The defeasance was financed using borrowings on the bank credit facility. The government securities were substituted for the hotels that originally served as collateral for the loan. As part of the defeasance, the government securities and the debt were transferred to a third party successor borrower who is the primary obligor with respect to the defeased debt. As such, this debt is no longer reflected in the accompanying consolidated balance sheet. SHR incurred defeasance costs and wrote off the unamortized deferred financing costs amounting to $10,820,000 for the year ended December 31, 2007, of which $5,949,000 is included in loss on early extinguishment of debt and $4,871,000 is included in (loss) income from discontinued operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	The proceeds from Hyatt Regency La Jolla mortgage loan were used to pay down a portion of the bank credit facility, which had been drawn upon to complete the debt defeasance transaction described in (d).
(f)	On August 31, 2007, the loan secured by the InterContinental Chicago was amended to allow the lender to adjust the floating interest rate by increasing the spread over LIBOR. In December 2007, the lender increased the interest rate spread by 75 basis points increasing the spread from 31 basis points to 106 basis points.
(g)	On February 20, 2007, the Company entered into a €104,000,000 facility agreement with Aareal Bank. On March 7, 2007, the Company completed a full draw on the facility of €104,000,000 ($136,291,000 based on the foreign exchange rates at March 7, 2007) and used the proceeds to retire the existing mortgage (principal balance of €66,036,000 or $86,539,000 at March 7, 2007) and to repay on March 27, 2007 £20,000,000 ($39,328,000 based on the foreign exchange rate at March 27, 2007) of the £77,250,000 loan secured by the Marriott London Grosvenor Square hotel. The loan is secured by the InterContinental Prague hotel. At the Company’s option, the revolving loan will mature March 4, 2008 or be converted to a term loan that would mature March 7, 2012. Interest is payable monthly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period.
(h)	On August 31, 2006, the Company entered into a £77,250,000 revolving loan secured by the Marriott London Grosvenor Square and, on August 30, 2007, converted the revolving loan to a term loan. On March 27, 2007, £20,000,000 ($39,328,000 based on the foreign exchange rate on March 27, 2007) was repaid using proceeds from the InterContinental Prague loan described in footnote (g). On July 27, 2007, the Company completed a draw of £20,000,000 ($41,000,000 based on the foreign exchange rate at July 27, 2007) on the loan facility to partially fund the acquisition of Hotel Le Parc.
(i)	On March 9, 2007, the $90,000,000 mezzanine loan on the Fairmont Scottsdale Princess was repaid with borrowings on the Company’s bank credit facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs of $185,000, which are included in loss on early extinguishment of debt for the year ended December 31, 2007.
(j)	In connection with the purchase of the Ritz-Carlton Laguna Niguel hotel on July 7, 2006, SHR assumed a loan payable to an affiliate of the hotel manager. On May 17, 2007, the outstanding loan balance of $8,550,000 was repaid.

In October 2007, SHR entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45,800,000 paid in three installments through 2009. The Company paid the first installment of $15,000,000 on October 4, 2007 and issued two $17,500,000 non-interest bearing promissory notes due on August 31, 2008 and 2009 for the remaining balance. The Company recorded the present value of the two promissory notes of $30,800,000 in mortgages and other debt payable on the accompanying consolidated balance sheets. The Company recorded these notes at their present value based on an imputed interest rate and will amortize the resulting discount over the life of the notes. The imputed interest rate used was 9.5% because the Company may pay the balance of the notes at any time prior to maturity at a 9.5% discount rate.

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

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid-in capital, to purchase approximately 928,000 shares of the Company’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact on the Company as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of the Company’s common stock is greater than the strike price of the call option transaction. If however the market value per share of the Company’s common stock exceeds the $32.31 per common share then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market value per share of the Company’s common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

The Company also entered into a registration rights agreement. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of the Company’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, the holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $3,713,000 in additional interest or approximately 195,000 additional shares, if the Exchangeable Notes were exchanged. At December 31, 2007, the Company has no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds were used to repurchase and retire approximately 1,083,000 shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB proposed FSP APB 14-a, “Accounting for Convertible Debt Instruments that May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to require retrospective application; however, the effective date has been deferred indefinitely.

Bank Credit Facility:

On March 9, 2007, SH Funding entered into a $500,000,000 bank credit facility agreement. The agreement expires March 9, 2011 and is subject to a one-year extension at the borrower’s option. Under the agreement, SHR has a letter of credit sub-facility of $75,000,000, which is secured by the $500,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the facility. Under the provisions of the credit agreement, five properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or borrowing capacity under the credit agreement will be reduced. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest on the $500,000,000 bank credit facility is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of December 31, 2007) depending on a leverage test. Additionally there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The weighted-average interest rate for the year ended December 31, 2007 was 6.30%. At December 31, 2007, there was $109,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $28,750,000 (see note 16). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2007. This agreement replaced the previous $225,000,000 bank credit facility agreement described below. SHR wrote off $796,000 of unamortized deferred financing costs applicable to the $225,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the year ended December 31, 2007.

On November 9, 2005, SH Funding entered into a $125,000,000 bank credit agreement. On May 30, 2006 and August 28, 2006, SHR amended the agreement to increase the revolving loan to $150,000,000 and $225,000,000, respectively. This agreement replaced a previous $175,000,000 bank credit facility agreement that was entered into on June 29, 2004. SHR wrote off the unamortized deferred financing costs applicable to the $175,000,000 bank credit facility. This write-off, which amounted to $2,212,000, was included in loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2005.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) for all mortgages and other debt payable, Exchangeable Notes and the Company’s bank credit facility as of December 31, 2007 (in thousands):

Years ended December 31,
2008	$16,480
2009	15,067
2010	8,648
2011	619,648
2012	851,031
Thereafter	141,216

Total	$1,652,090

Interest Expense:

Total interest expense includes a reduction related to interest capitalized for the years ended December 31, 2007, 2006 and 2005 of $8,403,000, $8,317,000 and $2,082,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $4,794,000, $1,954,000 and $2,960,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $135,000 for the year ended December 31, 2007.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since January 1, 2005 (excluding 975,855 units of SH Funding outstanding at December 31, 2007 and 2006 and 8,366,091 units of SH Funding outstanding at December 31, 2005, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at January 1, 2005	30,036
Restricted stock units redeemed for common shares	42
Operating partnership units redeemed for common shares	1,035
Common shares issued	12,765

Outstanding at December 31, 2005	43,878
Restricted stock units redeemed for common shares	38
Operating partnership units redeemed for common shares	7,391
Common shares issued	24,100

Outstanding at December 31, 2006	75,407
Restricted stock units redeemed for common shares	35
Operating partnership units redeemed for common shares	12
Common shares repurchased and retired	(1,083)

Outstanding at December 31, 2007	74,371

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding:

On September 27, 2005, approximately 1,035,000 non-managing interests were redeemed for common shares. On January 20, 2006, the Company offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests by its waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,230,000 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of the Company’s common stock. During the remainder of 2006, holders of an additional 161,000 limited liability interests in SH Funding redeemed their interest in exchange for an equal number of shares of the Company’s common stock. There were 12,000 limited liability interests in SH Funding exchanged for common shares in 2007. As of December 31, 2007, SHR’s ownership share of SH Funding is approximately 99%.

Secondary Common Stock Offerings:

On May 24, 2006, a public offering of common stock was completed at a price of $20.50 per share. The shares consisted of 16,100,000 shares of common stock sold by the Company (including the over-allotment option issuance). After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $318,280,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

On January 30, 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by the Company (including the over-allotment option issuance) and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX, affiliates of Goldman, Sachs & Co. Goldman Sachs & Co. received approximately $1,996,000 of discounts and

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commissions related to this transaction. After discounts, commissions and estimated expenses, the Company raised net proceeds of approximately $151,900,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

On August 16, 2005, the Company completed a public offering of common stock by issuing 12,765,000 shares at a price of $17.95 per share. After discounts, commissions and expenses, the Company raised net proceeds of $217,407,000. The net proceeds were used to repay existing indebtedness under the Company’s bank credit facility and to fund the acquisition of the Fairmont Chicago.

Distributions to Shareholders and Unitholders:

Distributions are declared quarterly to holders of common shares and to operating partnership unitholders. The Company’s board of directors declared distributions per common share and operating partnership unit of $0.96, $0.92 and $0.88 for the years ended December 31, 2007, 2006 and 2005, respectively.

Preferred Stock:

On October 1, 2007, SHR completed a public offering of 488,750 additional shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share) at a price of $23.50 per share. After discounts, commissions and expenses, the Company raised net proceeds of approximately $10,653,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility.

On May 17, 2006, SHR completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $138,940,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes. The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance and are payable quarterly.

On January 31, 2006, SHR completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of approximately $110,775,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes. The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly.

On March 9, 2005, SHR completed a private placement offering of 4,000,000 shares of 8.50% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, the Company raised net proceeds of $97,553,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 3). The Series A Preferred Shares have a perpetual life and are not redeemable before March 16, 2010. Beginning March 16, 2010, SHR may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in interest expense or other income, net, as appropriate. There was no material hedge ineffectiveness recorded during the year ended December 31, 2007. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income to interest expense, equity in earnings (losses) of joint ventures, loss on early extinguishment of debt, or (loss) income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

Interest Rate Caps:

At December 31, 2007, the aggregate notional amount of SHR’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2008 to March 2009. The Company’s interest rate caps as of December 31, 2007 have not been designated as hedges; therefore, any marked to market adjustments are recorded in earnings.

Forward-Starting Interest Rate Cap

The Company has entered into a sold forward-starting interest rate cap agreement with an effective date of January 2009. The sold cap has a notional amount of $9,000,000, a LIBOR strike rate of 5.00% and a maturity date of January 2011. The forward-starting interest rate cap has not been designated as a hedge; therefore, any marked to market adjustments are recorded in earnings.

Interest Rate Swaps:

At December 31, 2007 and 2006, the aggregate notional amount of SHR’s interest rate swaps was $975,000,000 and $871,000,000, respectively. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at December 31, 2007, the Company had a GBP LIBOR interest swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company’s swaps as of December 31, 2007 have been designated as cash flow hedges and the marked to market adjustments are reflected in accumulated other comprehensive (loss) income.

Forward-Starting Interest Rate Swaps

At December 31, 2007, the aggregate notional amount of SHR’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective. The forward-starting interest rate swaps have been designated as cash flow hedges.

The Company has recorded unrealized losses of approximately $(53,587,000) associated with the interest rate swaps that qualified for and were classified as cash flow hedges in accumulated other comprehensive (loss) income as of December 31, 2007. These unrealized losses are reclassified to earnings over the periods during which the hedged forecasted transactions affect earnings. We estimate that approximately $(10,068,000) representing unrealized net losses on cash flow hedging activities at December 31, 2007, will be reclassified from accumulated other comprehensive (loss) income to earnings during the next twelve months.

Relating to the Company’s interest rate caps and swaps, the following amounts were recorded in earnings for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	2007	2006	2005
Interest expense	$—	$—	$104
Other (expenses) income, net	(29)	(17)	—
Equity in earnings (losses) of joint ventures	(672)	(151)	—
Loss on early extinguishment of debt	—	—	387
(Loss) income from discontinued operations	—	—	(9)

The market values of the Company’s liabilities related to its interest rate caps and swaps as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Interest rate caps	$(32)	$(36)
Interest rate swaps	(52,003)	(2,467)

12.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

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

The Company recorded compensation expense of $4,712,000, $3,571,000, and $1,966,000 related to share-based employee compensation (net of estimated forfeitures) for the years ended December 31, 2007, 2006 and 2005, respectively. Effective January 1, 2006, the Company adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment.” The adoption of this new accounting pronouncement did not have a material impact on the Company’s financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to Options at December 31, 2007 was $2,138,000 and is expected to be recognized over a period of 1.97 years.

The fair value for Options granted in 2007 and 2006 was estimated at the date of grant using a binomial option-pricing model based on the following inputs:

Inputs:	2007	2006
Risk-free interest rate	4.53%	4.78%
Expected dividend yield	4.55%	4.51%
Volatility	21.85%	23.91%
Weighted average expected life	7 years	7 years
Weighted average fair value of options granted	$3.75	$4.22

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise, b) a dividend yield based on the Company’s historical dividend payments per share, c) volatility is an average that includes available historic volatility data and d) an expected life equal to 70% of the term of the option.

The table below summarizes the Option activity under the Plan for 2007 and 2006.

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	669,797	$20.40	—	$—
Granted	66,424	20.24	669,797	20.40

Options outstanding at the end of the year	736,221	$20.39	669,797	$20.40

Options exercisable at the end of the year	22,141	$20.24	—	—

Restricted Stock Units (RSUs):

SHR has issued RSUs to certain employees, officers and directors under the Plan. RSUs represent awards of shares of the Company’s common stock that generally vest over three or four years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will accrue on all RSUs and will either be reinvested in additional RSUs or paid in cash.

The Company measures compensation expense for restricted stock units based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2007 was $4,830,000 and is expected to be recognized over a weighted average period of 1.04 years.

Information regarding RSU awards is summarized in the following table:

	2007		2006		2005
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	760,912	$17.00	521,520	$15.15	432,286	$14.02
Granted	200,938	20.49	308,370	20.61	190,356	18.80
Issued to common shares	(46,019)	16.81	(48,382)	15.81	(55,045)	14.01
Forfeited	(8,719)	20.20	(20,596)	19.22	(46,077)	15.30

RSUs outstanding at the end of the year	907,112	$17.48	760,912	$17.00	521,520	$15.15

Performance-Based RSUs

On September 7, 2006, SHR granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock at target performance (Target Performance Shares). On March 6, 2007, SHR granted its Chief Financial Officer a right to earn 11,068 Target Performance Shares. Two-thirds of the Target Performance Shares are earned based on SHR’s performance versus budgeted Funds from Operations (FFO) per share and one-third are earned based on SHR’s shareholder return measured against the Bloomberg Hotel REIT Index. The Chief Executive Officer’s Target Performance Shares are earned in equal amounts on three annual measurement dates beginning December 31, 2007 and will vest one year after they are earned subject to acceleration upon certain events and other terms. The Chief Financial Officer’s Target Performance Shares are all earned on December 31, 2007 and will vest in three equal installments beginning on December 31, 2007.

On December 31, 2007, the Chief Executive Officer and Chief Financial Officer earned 57,463 and 15,866 performance-based RSUs with grant date fair values of $20.40 and $20.24, respectively. The performance-based RSUs earned include total Target Performance Shares plus additional amounts for exceeding target performance and reinvested dividends. One-third of the Chief Financial Officer’s performance-based RSUs vested on December 31, 2007.

The Company measures compensation expense for performance-based RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statement of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2007 was $1,839,000 and is expected to be recognized over a weighted average period of 1.83 years.

Stock Appreciation Rights (SARs):

The Company’s 2004 Incentive Plan allows the Compensation Committee to grant SARs. As of December 31, 2007, no SARs have been issued under the Plan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. Prior to July 1, 2006, the Company matched 50% of the first 6% of compensation that an employee elected to defer. The Company’s matching contribution vested at 33.33% per year of service. Effective July 1, 2006, the Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $719,000, $490,000 and $133,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

14.	INCOME TAXES

As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. The Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from taxable REIT subsidiaries is subject to federal, state and local taxes.

In July 2006, the FASB issued Interpretation No. 48. “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for the Company beginning in the first quarter of 2007. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company adopted FIN 48 on January 1, 2007 and it did not have a material impact on its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004, 2005 and 2006. These are the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as tax expense.

For the years ended December 31, 2007, 2006 and 2005, income tax expense from continuing operations is summarized as follows (in thousands):

	2007	2006	2005
Current tax (expense) benefit:
Europe	$(2,874)	$(25)	$1,659
Mexico	(3,627)	(4,455)	(3,364)
United States	(3,635)	—	—

	(10,136)	(4,480)	(1,705)

Deferred tax benefit (expense):
Europe	3,297	(1,029)	(1,307)
Mexico	(481)	1,420	(86)
United States	(2,394)	143	(1,589)

	422	534	(2,982)

Total income tax expense	$(9,714)	$(3,946)	$(4,687)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes consist of the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred gain on Paris Marriott sale(a)	$33,768	$31,925
Asset tax credit carryforwards—Mexico(b)	—	1,697
Advanced deposits—Mexico	2,581	1,950
Net operating loss carryforwards on taxable REIT subsidiaries and other timing differences(c)	3,868	6,550
Net operating loss carryforwards on foreign operations(d)	16,793	7,533
Other	989	1,933

Gross deferred tax assets	$57,999	51,588
Valuation allowance	(16,209)	(8,033)

Deferred tax asset after valuation allowance	$41,790	$43,555

Gross deferred tax liability—book property basis in excess of tax basis(e)	$(36,407)	$(24,390)

(a)	The transaction involving the Paris Marriott (see note 8) was treated as a sale for French income tax purposes. For financial reporting purposes the transaction was recorded as a sale-leaseback and the related gain on sale has been deferred. As a result, SHR incurred a significant current tax liability and deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease. The balance also fluctuates based on changes in foreign currency exchange rates.
(b)	The Company fully utilized its asset tax credit carryforwards during 2007.
(c)	In prior years, the Company recorded net deferred tax assets primarily relating to net operating loss carryforwards in SHR’s taxable REIT subsidiaries. A significant portion of the carryforwards and other timing differences was generated from expenses associated with the termination of the hotel management agreement with Marriott (see note 7). In 2007, SHR used the net operating loss carryforwards to offset taxable income earned during the year, which reduced the deferred tax asset balance. In addition, a portion of the deferred tax asset related to the Marriott termination was reduced as the Company amortized the deferred credits (see note 7).
(d)	In connection with the acquisition of Hotel Le Parc on July 31, 2007, SHR recorded a gross deferred tax asset of $4,806,000 relating to net operating loss carry forwards. SHR has provided a valuation against the deferred tax asset due to the uncertainty of realization, which results in deferred tax asset balance of $36,000 net of the valuation allowance as of December 31, 2007.
In connection with the acquisition of its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic in 2006, SHR recorded a gross deferred tax asset relating to net operating loss carryforwards. In 2007, the deferred tax asset was increased by $2,632,000 due to additional net operating loss carryforwards. SHR has provided a full valuation allowance against the deferred tax asset which results in a net deferred tax asset of zero as of December 31, 2007 and 2006 due to the uncertainty of realization.
In connection with the acquisition of the Marriott London Grosvenor Square hotel on August 3, 2006, SHR recorded a gross deferred tax asset of $2,700,000 relating to net operating loss carryforwards. In 2007, the deferred tax asset was increased by $1,059,000 due to additional net operating loss carryforwards. SHR has provided a full valuation allowance against the deferred tax asset which results in a net deferred tax asset of zero as of December 31, 2007 and 2006 due to the uncertainty of realization.
In 2006, the Company recorded a gross deferred tax asset primarily relating to net operating loss carryforwards pertaining to the Company’s La Solana Hotel and Villas. The Company provided a valuation allowance against the deferred tax assets, which results in a net deferred tax asset of zero as of December 31, 2007 and 2006 due the uncertainty of realization.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)	In connection with the acquisition of Hotel Le Parc, SHR recorded a deferred tax liability of $13,975,000 relating to book property basis in excess of tax basis.

Characterization of Cash Distributions

For federal income tax purposes, the cash distributions paid to the Company’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2007, 2006 and 2005 (see note 10 for additional distribution information):

	2007		2006		2005
	$	%	$	%	$	%
Common shares:
Ordinary income	$0.17	17.71%	$0.23	25.48%	$0.16	18.02%
Return of capital	0.05	5.21%	0.69	74.52%	0.64	72.94%
Capital gain	0.56	58.33%	0.00	0.00%	0.00	0.00%
Unrecaptured Section 1250 gain	0.18	18.75%	0.00	0.00%	0.08	9.04%

	$0.96	100.0%	$0.92	100.0%	$0.88	100.0%

Preferred shares (Series A):
Ordinary income	$0.40	18.78%	$2.13	100.0%	$1.54	90.96%
Capital gain	1.32	61.97%	0.00	0.00%	0.00	0.00%
Unrecaptured Section 1250 gain	0.41	19.25%	0.00	0.00%	0.15	9.04%

	$2.13	100.0%	$2.13	100.0%	$1.69	100.0%

Preferred shares (Series B):
Ordinary income	$0.39	18.93%	$1.89	100.0%	N/A	N/A
Capital gain	1.28	62.14%	0.00	0.00%	N/A	N/A
Unrecaptured Section 1250 gain	0.39	18.93%	0.00	0.00%	N/A	N/A

	$2.06	100.0%	$1.89	100.0%

Preferred shares (Series C):
Ordinary income	$0.39	18.93%	$1.28	100.0%	N/A	N/A
Capital gain	1.28	62.14%	0.00	0.00%	N/A	N/A
Unrecaptured Section 1250 gain	0.39	18.93%	0.00	0.00%	N/A	N/A

	$2.06	100.0%	$1.28	100.0%

15.	RELATED PARTY TRANSACTIONS

Laurence Geller, SHR’s Chief Executive Officer, has an ownership interest in SHC LLC, with which SHR had an asset management agreement described below.

Under the Company’s asset management agreement with SHC LLC, the Company managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement commenced on June 29, 2004. As a result of the disposition of properties during the years ended December 31, 2005 and 2006, the asset management fee was reduced. On November 15, 2006, SHC LLC voluntarily terminated the agreement. Under terms of the agreement, SHC LLC paid a one time termination fee to the Company of $250,000. For the years ended December 31, 2007, 2006 and 2005, SHR recognized $0, $1,863,000 and $5,000,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other (expenses) income, net.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had a lease agreement with SHC LLC. The Company subleased office space from SHC LLC for approximately $341,000 per year, payable monthly in advance. This lease agreement commenced on July 1, 2004 and expired October 31, 2007.

On February 12, 2008, the Company invested $1,200,000 in Luxury Leisure Properties International, L.L.C. (LLPI). LLPI is newly-formed with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a remaining commitment of $800,000 to be paid in October 2008. The Company will hold a 40% interest in LLPI. In addition to investing in LLPI, the Company has entered into an asset management agreement with LLPI for LLPI to optimize the Company’s investment in the Four Seasons Residence Club Punta Mita joint venture. One of the founders and officers of LLPI is the son-in-law of Laurence Geller.

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels will provide certain consulting services to SHR relating to SHR’s European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement has an initial term of one year but can be extended indefinitely. Pursuant to the agreement, Mr. Michels will receive, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michel’s administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under SHR’s 2004 Incentive Plan, which shall vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates. For the year ended December 31, 2007, SHR has recognized expense of $198,000 related to the consulting agreement.

During the year ended December 31, 2006, Goldman, Sachs & Co., an affiliate of certain shareholders of SHR, received $1,996,000 in discounts and commissions related to a secondary offering of stock (see note 10). During the year ended December 31, 2005, Goldman, Sachs & Co., an initial purchaser in the Series A preferred offering, received $1,000,000 of the initial purchasers’ discount, which was recorded as a reduction of the preferred stock proceeds. In 2005, Goldman, Sachs & Co. also received $1,446,000 in fees as an underwriter for the August 2005 common stock offering.

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

Letters of Credit:

As of December 31, 2007, SHR had provided $28,750,000 in letters of credit. Letters of credit for $28,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property (see note 3). SHR’s

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest will cost approximately $83,940,000. The project is expected to close in late 2008. A letter of credit for $750,000 was provided related to the Company’s office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 deposit, included in other assets as of December 31, 2007, was required upon executing the agreement. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 deposit and each of the additional deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s deposits are no longer refundable.

Construction Contracts:

The Company has executed contracts related to construction activities. As of December 31, 2007, the Company’s obligations under these contracts amounted to approximately $9,586,000. The contracts are expected to be completed during 2008.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2007 and 2006, the carrying amounts of certain financial instruments employed by SHR, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At December 31, 2007, there was no fixed-rate mortgage debt. At December 31, 2006, the fair value of the fixed-rate mortgage debt was approximately $9,563,000 lower than the book value of approximately $201,777,000 primarily due to the general increase in market interest rates in 2006. The remaining mortgage debt, other debt, and bank credit facility have relatively current issuance dates and have interest rates that fluctuate based on published market rates; therefore, management believes the carrying values of the additional mortgage debt, other debt, and bank credit facility are a reasonable estimation of their fair value as of December 31, 2007 and 2006. Interest rate swap and cap agreements have been recorded at their estimated fair values.

18.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of December 31, 2007, SHR’s foreign operations and long-lived assets consisted of two Mexican hotel properties, the La Solana Hotel and Villas development sites, a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, a 31% interest in a Mexican joint venture (Four Seasons Residence Club Punta Mita), three European properties and leasehold interests in each of a French and a German hotel property.

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Years ended December 31,
	2007	2006	2005
Revenues:
United States	$806,193	$597,604	$311,132
Mexico	85,791	69,668	61,612
Europe	116,008	51,315	16,787

Total	$1,007,992	$718,587	$389,531

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006
Long-lived Assets:
United States	$2,151,533	$2,261,706
Mexico	238,342	181,027
Europe	545,354	399,705

Total	$2,935,229	$2,842,438

19.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2007 and 2006 follows. Certain 2007 and 2006 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2007
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$237,930	$259,167	$242,156	$268,739

(Loss) income from continuing operations available to common shareholders	$(9,884)	$11,631	$74,902	$4,477
Income (loss) from discontinued operations	325	(36,962)	(6,385)	947

Net (loss) income available to common shareholders	$(9,559)	$(25,331)	$68,517	$5,424

Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.15	$1.01	$0.06
(Loss) income from discontinued operations per share	—	(0.49)	(0.09)	0.01

Net (loss) income available to common shareholders per share	$(0.13)	$(0.34)	$0.92	$0.07

Weighted average common shares outstanding—Basic	75,836	74,833	74,793	74,803

Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations available to common shareholders per share	$(0.13)	$0.15	$1.00	$0.06
(Loss) income from discontinued operations per share	—	(0.49)	(0.09)	0.01

Net (loss) income available to common shareholders per share	$(0.13)	$(0.34)	$0.91	$0.07

Weighted average common shares outstanding—Diluted	75,836	75,014	74,992	75,001

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2006
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$122,631	$152,508	$201,230	$242,218

Income (loss) from continuing operations available to common shareholders	$2,250	$9,952	$4,038	$(5,276)
(Loss) income from discontinued operations	(3,673)	1,756	87,389	(850)

Net (loss) income available to common shareholders	$(1,423)	$11,708	$91,427	$(6,126)

Earnings per weighted average common share outstanding—Basic Income (loss) from continuing operations available to common shareholders per share	$0.05	$0.15	$0.05	$(0.07)
(Loss) income from discontinued operations per share	(0.08)	0.03	1.16	(0.01)

Net (loss) income available to common shareholders per share	$(0.03)	$0.18	$1.21	$(0.08)

Weighted average common shares outstanding—Basic	46,763	66,187	75,570	75,713

Earnings per weighted average common share outstanding—Diluted Income (loss) from continuing operations available to common shareholders per share	$0.05	$0.15	$0.05	$(0.07)
(Loss) income from discontinued operations per share	(0.08)	0.03	1.16	(0.01)

Net (loss) income available to common shareholders per share	$(0.03)	$0.18	$1.21	$(0.08)

Weighted average common shares outstanding—Diluted	46,939	66,387	75,780	75,713

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for SHR’s domestic Marriott branded properties, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

20.	SUBSEQUENT EVENTS

On February 12, 2008, the Company invested $1,200,000 in Luxury Leisure Properties International, L.L.C., a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe (see note 15).

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(In Thousands)

	Location	Debt	Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2007			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Description			Land	Building & Improvements			Land	Building & Improvements	Total
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$107		$—	$47,355	$47,355	$(17,721)	1975	9/1997	39
Four Seasons Mexico City	Mexico City, Mexico	—	18,454	31,365	—		18,454	31,365	49,819	(8,108)	1994	12/1997	39
Hyatt Regency Phoenix	Phoenix, AZ	—	1,815	77,177	(12,009	)(1)	1,815	65,168	66,983	(11,348)	1976	1/1998	39
Loews Santa Monica	Santa Monica, CA	118,250	5,833	91,717	—		5,833	91,717	97,550	(26,294)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	97,500	13,093	66,260	—		13,093	66,260	79,353	(14,439)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,528		7,358	67,479	74,837	(8,534)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	76,500	20,100	79,400	1,992		20,100	81,392	101,492	(7,735)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	121,000	20,259	139,204	2,834		20,252	142,045	162,297	(9,945)	1929	4/2005	39
InterContinental Miami	Miami, FL	90,000	41,891	69,296	(37)		41,877	69,273	111,150	(4,577)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	123,750	17,347	129,153	1,242		17,347	130,395	147,742	(7,851)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	—	44,900	75,600	—		44,900	75,600	120,500	(3,644)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	—		61,400	287,800	349,200	(11,711)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	982		76,700	177,282	253,982	(7,637)	1984	7/2006	39
InterContinental Prague	Prague, Czech Republic	151,812	32,516	69,252	24,316	(2)	40,095	85,989	126,084	(4,625)	1974	8/2006	37
Marriott London Grosvenor Square	London, England	153,496	—	85,468	3,857	(2)	—	89,325	89,325	(3,136)	1962	8/2006	39
Fairmont Scottsdale Princess	Scottsdale, AZ	180,000	22,900	260,100	—		22,900	260,100	283,000	(10,358)	1987	9/2006	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	5,938		57,838	—	57,838	—	—	3/2006	—
Hotel Le Parc	Paris, France	—	16,452	52,433	4,617	(2)	17,555	55,947	73,502	(581)	1910	7/2007	39
H Five Lot B (Land held for development)	Punta Mita, Mexico	31,547	46,921	—	747		47,668	—	47,668	—	—	10/2007	—

Totals		$1,363,855	$496,840	$1,782,723	$60,114		$515,185	$1,824,492	$2,339,677	$(158,244)

(1)	Includes an impairment writedown totaling $12,767
(2)	Includes currency translation adjustments of $23,760 for the InterContinental Prague, $3,857 for the Marriott London Grosvenor Square and $4,617 for Hotel Le Parc

STRATEGIC HOTELS & RESORTS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2007

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Balance, beginning of period	$2,262,595	$1,087,142	$779,734
Additions:
Acquisition of property	133,329	1,248,029	402,037
Improvements	26,723	9,537	1,531
Currency translation adjustment	17,359	10,258	—
Deductions:
Dispositions	(15,000)	(88,597)	(59,378)
Property damage writedown	(84,940)	(3,774)	(36,782)
Reclassifications	(388)	—	—

Balance, end of period	$2,339,678	$2,262,595	$1,087,142

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Balance, beginning of period	$135,293	$112,525	$108,755
Depreciation and amortization	49,086	32,976	20,512
Property damage writedown	(26,135)	(774)	(11,481)
Dispositions	—	(9,434)	(5,261)

Balance, end of period	$158,244	$135,293	$112,525

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,711,000 at December 31, 2007.

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

SHC Prague InterContinental B.V. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In $ thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance as of January 1, 2004, restated	$20	24,350	(9,163)	8,561	$23,768
Net income	—	—	2,385	—	2,385
Change in fair value of derivatives	—	—	—	(5)	(5)
Foreign currency translation adjustments	—	—	—	7,835	7,835

Balance as of December 31, 2004, restated	$20	24,350	(6,778)	16,391	$33,983
Net income	—	—	7,701	—	7,701
Foreign currency translation adjustments	—	—	—	(5,541)	(5,541)

Balance as of December 31, 2005	$20	24,350	923	10,850	$36,143
Net income/(loss)(1)	—	—	254	—	254
Foreign currency translation adjustments(1)	—	—	—	5,891	5,891

Balance as of July 31, 2006(1)	$20	24,350	1,177	16,741	$42,288

(1)	Amounts as of and for the seven months ended July 31, 2006 are unaudited.

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Financing costs related to the Aareal Bank AG loan amounting to EUR 1,211,000 were initially capitalized in 2003 and are being amortized over the term of the debt (before extension options). The Group amortized as part of interest expense $196,000 (unaudited) through the consolidated statements of operations for the seven months ended July 31, 2006 and $ 591,000 and $552,000 for the years ended December 31, 2005 and 2004, respectively.

As of July 31, 2006, the Group was in compliance with all terms and covenants associated with its other loan agreements.

6.	Hedging derivatives

As part of the refinancing, on July 15, 2003, the Group entered into an interest rate cap agreement to reduce the Group’s exposure to changes in future cash flows resulting from changes in the EURIBOR interest rate.

The interest rate cap agreement effectively caps the Group’s variable-rate cash flow exposure to a fixed-rate cash flow in the event that EURIBOR exceeds 5%. The interest rate cap is effective from July 15, 2003 through July 15, 2006. The interest rate cap is accounted as an effective cash flow hedge and accordingly, the change in the intrinsic value of the interest rate cap of $ 0 (unaudited) for the seven months ended July 31, 2006 and $ 0 and $ 5,000 for the years ended December 31, 2005 and 2004, respectively was recorded through “Other Comprehensive Income (Loss)”. During 2004, $ 84,000, representing the remaining portion of the premium paid for the option, was recorded as part of “Interest expense—bank loan” in the consolidated statements of operations.

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

The income tax effect of differences between the financial statement’s carrying amounts of existing assets and liabilities and their respective tax base, comprising the deferred tax assets and deferred tax liabilities on the accompanying Consolidated Balance Sheets, consist of the following as of:

	July 31, 2006 (unaudited) ($ thousand)	December 31, 2005 ($ thousand)
Deferred tax liabilities:
Property and equipment	$(15,043)	$(14,119)
Other (deferred financing cost, deferred foreign exchange gains)	18	(330)

Total deferred tax liabilities	$(15,025)	(14,449)

Deferred tax assets:
Other	—	503
Less: valuation allowance	—	(297)

Total deferred tax assets	—	206

Net deferred taxes	$(15,025)	$(14,243)

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

In 2004, the Group reached a final settlement with regard to the business interruption proceeds related to the 2002 floods. The Group received business interruption proceeds totaling $9,488,000. From this amount, $3,259,000 and $1,065,000 were recorded in its statements of operations for the years ended December 31, 2004 and 2003, respectively.

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Included within other financial income and expenses are the following amounts for the seven months ended July 31, 2006 and years ended December 31, 2005 and 2004:

	Seven months ended July 31, 2006 (unaudited) ($ thousand)	Year ended December 31, 2005 ($ thousand)	Year ended December 31, 2004 ($ thousand)
Foreign exchange (gain) loss related to bank debt, net Other foreign exchange losses, net	$787 253	$(6,445 54)	$(2,142 83)

Other financial (income) expenses, net	$1,040	$(6,391)	$(2,059)

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

exchange volatility arises on all assets and liabilities that are not denominated in the functional currency of the Group company holding the asset or liability, the Group’s main exposure to foreign exchange risk arises from the Aareal bank loan.

The Company itself has drawn the Euro-denominated bank loan; however, most of the loan has been lent on to the hotel operating company as a separate Euro-denominated inter-group loan. At July 31, 2006, the Company’s loan balance from the hotel operating company was $62,937,000 (unaudited) (December 31, 2005: $60,408,000). As a result, the Company had in its stand-alone financial statements a net Euro exposure related to the Aareal Bank loan of $22,955,000 (unaudited) at July 31, 2006 (December 31, 2005: $22,032,000). Changes in the US Dollar to Euro exchange rate directly impact the consolidated statements of operations with respect to this net exposure.

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

Fair values of current assets and current liabilities are equal to their reported carrying amounts because of the short maturity of those instruments. The carrying value of the bank debt approximates its fair value, as this instrument bears interest at floating rate. If the outstanding demand notes payable, which bear interest at fixed rates, are repaid at their latest maturity dates then the fair value of these notes would be estimated as to be $1,540,000 (unaudited) at July 31, 2006 (December 31, 2005:$1,632,000).

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

SHC Prague InterContinental B.V. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2007, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, which include the possibility of human error and the circumvention or overriding of the controls and procedures. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentations and all misstatements may not be prevented or detected. Also, the effectiveness of internal control over financial reporting may deteriorate in future periods due to either changes in conditions or declining levels of compliance with policies or procedures.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used criteria set forth in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded Hotel Le Parc from our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007, because this hotel was acquired by us during the second half of 2007. The total assets and total revenues of the aforementioned hotel represents 3.7% and 0.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

Based on this assessment management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Hotel Le Parc, which was acquired on July 31, 2007 and whose combined financial statements constitute 3.7% and 0.8% of total assets and revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Hotel Le Parc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company, and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 28, 2008

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE.

(a)	The following is a list of documents filed as part of this report:

(1)	Financial Statements.

        All financial statements are set forth under Item 8 of this report.

(2)	Financial Statement Schedules.

        The following financial statement schedule is included herein at pages 97 through 98.

Schedule	III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 121 through 131 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

Dated: February 29, 2008	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 29, 2008	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD
James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ STEPHEN M. BRIGGS
Stephen M. Briggs Vice President and Controller

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Chairman

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ MICHAEL W. BRENNAN
Michael W. Brennan Director

	By:	/S/ EDWARD C. COPPOLA
Edward C. Coppola Director

	By:	/S/ KENNETH FISHER
Kenneth Fisher Director

	By:	/S/ JAMES A. JEFFS
James A. Jeffs Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

EXHIBIT INDEX

Exhibit Number	Description
3.1.a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed on January 13, 2006 and incorporated herein by reference).

3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), on April 21, 2006 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, LLC (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment to the Limited Liability Company Agreement of SHC Funding, LLC, dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, LLC, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.7	Form of Lease Agreement (filed as Exhibit 10.3 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.8	Form of Hotel Management Agreement (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.9	Asset Management Agreement between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.5 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.10	Cross-Indemnification Agreement between Strategic Hotel Capital, LLC and Strategic Hotel Capital, Inc. (filed as Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.11	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein (filed as Exhibit 10.7 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.12	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender (filed as Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.13	Form of Registration Rights Agreement by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.14	Form of Registration Rights Agreement by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

†10.15	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.16	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.17	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.18	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.19	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.20	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 5, 2005 and incorporated herein by reference).

Exhibit Number	Description
†10.21	Amended and Restated Employment Agreement by and between Laurence S. Geller and Strategic Hotel Capital, Inc. (filed as Exhibit 10.15 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.22	Amendment No. 1 to Employment Agreement, dated September 30, 2005, by and between the Company and Laurence S. Geller (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 5, 2005 and incorporated herein by reference).

†10.23	Amendment No. 2 to Employment Agreement, dated March 14, 2006, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 20, 2006 and incorporated herein by reference).

†10.24	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, LLC and James E. Mead (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on December 1, 2004 and incorporated herein by reference).

†10.25	Amendment No. 1 to Employment Agreement, dated as of February 13, 2007, between James E. Mead, the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 20, 2007 and incorporated herein by reference).

†10.26	Severance Agreement between Strategic Hotel Capital, Inc. and James Lyman, dated September 10, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

†10.27	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.28	Separation Agreement dated June 9, 2006, by and between the Company and Monte J. Huber (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on June 13, 2006 and incorporated herein by reference).

†10.29	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.30	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by references.

†10.31	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.32	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.33	Letter Agreement dated July 27, 2006 by and between Strategic Hotel Funding, L.L.C. and Stephen K. Miller (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.34	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement, dated as of July 23, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

Exhibit Number	Description
10.35	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes, dated as of June 24, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

10.36	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 2, 2005 and incorporated herein by reference).

10.37	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 2, 2005 and incorporated herein by reference).

10.38	First Amendment to Credit Agreement, dated as of March 22, 2005, among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 25, 2005 and incorporated herein by reference).

10.39	First Amendment to Amended and Restated Indenture, dated as of March 22, 2005, among the issuers named therein, LaSalle Bank National Association, as Note Trustee, and German American Capital Corporation, as Noteholder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 25, 2005 and incorporated herein by reference).

10.40	Loan Agreement ($128,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between the Borrowers named therein, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.41	First Mezzanine Loan Agreement ($45,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine I, LLC and SHC Chopin Plaza Mezzanine I, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.42	Second Mezzanine Loan Agreement ($29,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine II, LLC and SHC Chopin Plaza Mezzanine II, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.43	Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on July 19, 2005 and incorporated herein by reference).

10.44	Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on July 29, 2005 and incorporated herein by reference).

10.45	Agreement for Sale and Purchase of Hotel dated as of August 24, 2005, by and between SHC Lake Buena Vista II, LLC and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on August 30, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.46	Amendment to Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 7, 2005 and incorporated herein by reference).

10.47	Amendment to First Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 7, 2005 and incorporated herein by reference).

10.48	Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 7, 2005 and incorporated herein by reference).

10.49	Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 13, 2005 and incorporated herein by reference).

10.50	Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 5, 2005 and incorporated herein by reference).

10.51	Purchase and Sale Agreement, dated as of October 31, 2005, by and among SHC Del Coronado, LLC, KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on November 3, 2005 and incorporated herein by reference).

10.52	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.53	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.54	Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.55	Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.56	Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.57	Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.58	Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated January 21, 2006 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.59	Amendment to Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated February 22, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.60	Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.61	Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, LLC, as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.62	Purchase and Sale Agreement, dated as of April 4, 2006, between BRE/St. Francis LLC and SHC St. Francis, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2006 and incorporated herein by reference).

10.63	Real Estate Purchase Agreement, dated as of May 9, 2006, by and between SHC Laguna Niguel I LLC and SHC Laguna, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.64	Agreement of Purchase and Sale, dated as of May 7, 2006, by and between New Rancho, LLC and KSL RLP Holdings, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.65	Revolving Loan Commitment Agreement, dated as of May 30, 2006, by and between Strategic Hotel Funding, LLC and Citicorp North America, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.66	Purchase and Sale Agreement, dated June 30, 2006, by and between Scottsdale Princess Partnership and SHR Scottsdale, L.L.C. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.67	Mortgage Loan Application, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.68	Promissory Note, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.69	Purchase and Sale Agreement, dated as of July 28, 2006, by and between BRE/Europe 2, S.a.r.l. and Pingleton Holding S.a.r.l. (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K (File No. 001-32223), filed on September 7, 2006, and incorporated herein by reference).

Exhibit Number	Description
10.70	Purchase Agreement, dated as of August 1, 2006, by and among EU-Hotel PTE Limited and Paris Properties PTE Limited and SHC Prague InterContinental, L.L.C. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.71	Agreement of Purchase and Sale dated as of August 23, 2006, by and between New Burbank, L.L.C. and Pyramid Hotel Opportunity Venture II LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 13, 2006, and incorporated herein by reference.

10.72	First Amendment to Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated August 28, 2006, by and among Strategic Hotel Funding, LLC., the Company, certain indirect subsidiaries of the Company, Deutsche Bank Trust Company Americas and various financial institutions name therein (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

10.73	Additional Revolving Loan Commitment Agreement, dated as of August 28, 2006, by and among Strategic Hotel Funding, LLC, Deutsche Bank Trust Company Americas, Wachovia Bank, National Association, Citicorp North America, Inc., LaSalle Bank National Association and Raymond James FSB (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

10.74	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.75	Purchase and Sale Agreement, dated July 5, 2006, by and between SHR Scottsdale, L.L.C., and Scottsdale Princess Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 8, 2006, and incorporated herein by reference).

10.76	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.77	Note, dated September 1, 2006 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.78	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.79	Mezzanine Note, dated September 1, 2006 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.80	Agreement of Purchase and Sale, dated as of September 26, 2006, by and between Strategic Hotel Funding, L.L.C. and Lakeshore East, L.L.C. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.81	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.82	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.83	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Realty Corp. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.84	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.85	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.86	Indenture, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.87	Registration Rights Agreement, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.88	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.89	Facility Agreement, dated as of February 20, 2007, by and between SHR Prague Praha B.V. and Aareal Bank AG (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.90	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.91	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.92	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on May 7, 2007 and incorporated herein by reference).

10.93	Promissory Note, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.94	Mortgage, Security Agreement and Fixture Filing, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.95	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A. (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.96	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.97	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.98	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.99	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.100	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and Deutsche Bank AG (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.101	Form of Amended and Restated Limited Liability Company Agreement of SHC Michigan Avenue Mezzanine II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

10.102	Form of Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.103	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between CIMS Limited Partnership and DND Hotel JV Pte Ltd. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 9, 2007 and incorporated herein by reference).

10.104	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between Strategic Hotel Funding, L.L.C. and DND Hotel JV Pte Ltd. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 9, 2007 and incorporated herein by reference).

†10.105	Consulting Agreement by and between the Company and David M.C. Michels, dated as of August 16, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2007 and incorporated herein by reference).

10.106	Side Letter, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.107	Third Amendment to the Mortgage Loan and Security Agreement, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.108	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.109	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.110	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.111	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.112	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics, as amended November 16, 2006 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 1, 2007 and incorporated herein by reference).

*21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*23.1	Consent of Deloitte & Touche LLP

*23.2	Consent of Deloitte s.r.o.

Exhibit Number	Description
*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.