Form 10-Q
period 2008-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2008-05-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 6, 2008 was 74,407,452.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2008	December 31, 2007
Assets
Investment in hotel properties, net	$2,481,269	$2,427,273
Goodwill	477,529	462,536
Intangible assets, net of accumulated amortization of $3,818 and $3,271	44,822	45,420
Investment in joint ventures	78,958	78,801
Cash and cash equivalents	107,323	111,494
Restricted cash and cash equivalents	41,872	39,161
Accounts receivable, net of allowance for doubtful accounts of $2,108 and $1,965	89,934	82,217
Deferred financing costs, net of accumulated amortization of $4,212 and $4,809	13,602	14,868
Deferred tax assets	46,763	41,790
Other assets	54,551	62,736

Total assets	$3,436,623	$3,366,296

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,376,654	$1,363,855
Exchangeable senior notes, net of discount	179,280	179,235
Bank credit facility	155,000	109,000
Accounts payable and accrued expenses	306,861	266,324
Distributions payable	18,258	18,179
Deferred tax liabilities	39,798	36,407
Deferred gain on sale of hotels	122,508	114,292

Total liabilities	2,198,359	2,087,292
Minority interests in SHR’s operating partnership	10,891	11,512
Minority interests in consolidated affiliates	30,205	30,653
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,407,452 and 74,371,230 common shares issued and outstanding)	744	742
Additional paid-in capital	1,203,061	1,201,503
Accumulated deficit	(329,943)	(304,922)
Accumulated other comprehensive loss	(34,615)	(18,405)

Total shareholders’ equity	1,197,168	1,236,839

Total liabilities and shareholders’ equity	$3,436,623	$3,366,296

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Rooms	$139,777	$126,637
Food and beverage	83,545	80,813
Other hotel operating revenue	27,459	26,068

	250,781	233,518
Lease revenue	1,287	4,412

Total revenues	252,068	237,930

Operating Costs and Expenses:
Rooms	34,773	31,495
Food and beverage	59,465	55,288
Other departmental expenses	65,319	60,713
Management fees	10,232	8,722
Other hotel expenses	16,770	16,455
Lease expense	4,327	3,780
Depreciation and amortization	28,293	25,549
Corporate expenses	7,430	7,117

Total operating costs and expenses	226,609	209,119

Operating income	25,459	28,811

Interest expense	(21,927)	(20,963)
Interest income	595	489
Loss on early extinguishment of debt	—	(4,319)
Equity in losses of joint ventures	(779)	(2,883)
Foreign currency exchange loss	(3,209)	(1,655)
Other expenses, net	(443)	(157)

Loss before income taxes, minority interests, loss on sale of minority interests in hotel properties and discontinued operations	(304)	(677)
Income tax expense	(302)	(1,353)
Minority interest in SHR’s operating partnership	7	30
Minority interest in consolidated affiliates	897	(422)

Income (loss) before loss on sale of minority interests in hotel properties and discontinued operations	298	(2,422)
Loss on sale of minority interests in hotel properties	(5)	—

Income (loss) from continuing operations	293	(2,422)
Income from discontinued operations, net of tax and minority interests	411	325

Net Income (Loss)	704	(2,097)
Gain (loss) on currency translation adjustments	24,515	(970)
Loss on mark to market of derivatives	(40,517)	(3,769)

Comprehensive Loss	$(15,298)	$(6,836)

Net Income (Loss)	$704	$(2,097)
Preferred shareholder dividends	(7,721)	(7,462)

Net Loss Available to Common Shareholders	$(7,017)	$(9,559)

Basic and Diluted Loss Per Share:
Loss from continuing operations available to common shareholders per share	$(0.10)	$(0.13)
Income from discontinued operations per share	0.01	—

Net loss available to common shareholders per share	$(0.09)	$(0.13)

Weighted average common shares outstanding	74,950	75,836

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$704	$(2,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	(2)	(26)
Minority interest in consolidated affiliates	(897)	422
Deferred income tax benefit	(2,375)	(238)
Depreciation and amortization	28,293	25,549
Amortization of deferred financing costs and discount	1,324	666
Loss on early extinguishment of debt	—	4,319
Equity in losses of joint ventures	779	2,883
Share-based compensation	1,374	912
Gain on sale of assets	(607)	—
Loss on sale of minority interests in hotel properties	5	—
Foreign currency exchange loss	3,209	1,655
Recognition of deferred and other gains, net	(1,322)	(1,137)
Increase in accounts receivable	(7,723)	(17,447)
Insurance proceeds received	—	2,463
Decrease in other assets	2,924	2,189
(Decrease) increase in accounts payable and accrued expenses	(6,459)	4,794

Net cash provided by operating activities	19,227	24,907

Investing Activities:
Proceeds from sales of assets	551	—
Proceeds from promissory note	6,000	—
Acquisition of hotel investments	—	(2,869)
Acquisition of interest in joint ventures	(1,226)	—
Restricted and unrestricted cash acquired	—	365
Cash received from joint venture	—	670
Decrease in security deposits related to sale-leasebacks	1,751	1,376
Insurance proceeds received	—	15,749
Capital expenditures	(50,846)	(27,651)
(Increase) decrease in restricted cash and cash equivalents	(2,711)	14,849
Other investing activities	(193)	(2,956)

Net cash used in investing activities	(46,674)	(467)

Financing Activities:
Proceeds from bank credit facility	68,000	242,000
Payments on bank credit facility	(22,000)	(161,000)
Proceeds from mortgages and other debt	—	454,791
Payments on mortgages and other debt	—	(509,989)
Financing costs	—	(8,128)
Distributions to common shareholders	(17,926)	(17,387)
Distributions to preferred shareholders	(7,721)	(7,462)
Distributions to holders of minority interests in SHR’s operating partnership	(235)	(226)
Distributions to holders of minority interests in consolidated affiliates	—	(545)
Other financing activities	(81)	(34)

Net cash provided by (used in) financing activities	20,037	(7,980)

Effect of exchange rate changes on cash	3,239	718

Net change in cash and cash equivalents	(4,171)	17,178
Cash and cash equivalents, beginning of period	111,494	86,462

Cash and cash equivalents, end of period	$107,323	$103,640

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2008	2007
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Loss on mark to market of derivative instruments (see notes 2 and 9)	$41,044	$3,817

Distributions declared and payable to common shareholders (see note 8)	$18,004	$18,189

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 8)	$236	$236

Distributions payable to holders of minority interests in consolidated affiliates	$—	$451

Capital expenditures recorded as liabilities	$7,308	$1,725

Cash Paid For:
Interest, net of interest capitalized	$(19,741)	$(21,688)

Income taxes, net of refunds	$(5,926)	$(1,585)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2008, SHR’s portfolio included 20 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of its assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2008. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of March 31, 2008, SH Funding owned or leased the following 20 hotels:

1. Fairmont Chicago	11. InterContinental Prague
2. Fairmont Scottsdale Princess	12. Loews Santa Monica Beach Hotel
3. Four Seasons Mexico City	13. Marriott Champs Elysees Paris (3)
4. Four Seasons Punta Mita Resort	14. Marriott Hamburg (3)
5. Four Seasons Washington, D.C.	15. Marriott Lincolnshire (4)
6. Hotel del Coronado (1)	16. Marriott London Grosvenor Square (4)
7. Hyatt Regency La Jolla (2)	17. Renaissance Paris Hotel Le Parc Trocadero(5)
8. Hyatt Regency Phoenix	18. Ritz-Carlton Half Moon Bay
9. InterContinental Chicago (2)	19. Ritz-Carlton Laguna Niguel
10. InterContinental Miami	20. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(2)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(3)	The Company has leasehold interests in these properties.
(4)	These properties are subject to ground lease arrangements.
(5)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (the Commission) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the Commission. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which SHR has a controlling interest.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2008, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C., a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado, a 40% interest in Luxury Leisure Properties International, L.L.C. (LLPI), and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (see note 5). At March 31, 2008, SH Funding also owned 51% controlling interests in the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At March 31, 2008 and December 31, 2007, restricted cash and cash equivalents include $40,380,000 and $35,622,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At March 31, 2008 and December 31, 2007, restricted cash and cash equivalents also include reserves of $1,492,000 and $3,539,000, respectively, required by loan and other agreements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2008 and 2007, income tax expense related to continuing operations is summarized as follows (in thousands):

	2008	2007
Current tax (expense):
Europe	$(884)	$(281)
Mexico	(1,758)	(1,249)
United States	(35)	—

	(2,677)	(1,530)
Deferred tax benefit (expense):
Europe	151	(188)
Mexico	(358)	(274)
United States	2,582	639

	2,375	177

Total income tax (expense)	$(302)	$(1,353)

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations available to common shareholders for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Numerator:
Income (loss) from continuing operations	$293	$(2,422)
Preferred shareholder dividends	(7,721)	(7,462)

Loss from continuing operations available to common shareholders	$(7,428)	$(9,884)

Denominator:
Weighted average common shares – basic and diluted	74,950	75,836

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of March 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Minority interests	976	976
Stock options and restricted stock units	1,515	1,174

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the diluted loss per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 7) until the average share price of the Company’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Loss:

SHR’s accumulated other comprehensive loss results from mark to market of certain derivative financial instruments, unrealized gains or losses on foreign currency translation adjustments (CTA) and other adjustments.

The following table provides the components of accumulated other comprehensive loss (in thousands):

	Derivative and Other Adjustments	Currency Translation Adjustments	Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$(53,587)	$35,182	$(18,405)
Mark to market of derivative instruments and other adjustments	(40,222)	—	(40,222)
Reclassification to equity in losses of joint ventures	(295)	—	(295)
CTA activity	—	24,515	24,515
Adjustment for minority interest ownership in SH Funding	(526)	318	(208)

Balance at March 31, 2008	$(94,630)	$60,015	$(34,615)

New Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests be reported as stockholders’ equity, a change that will affect the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 160 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised-2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141(R) on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company has determined to not elect the fair value option for any of its financial assets and liabilities that existed at the date of adoption (January 1, 2008).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company determined that SFAS 157 did not have a significant impact on the financial asset and liabilities on its financial statements. However, the FASB has issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” that would defer the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of the non-financial asset and liability portion of SFAS 157 on its financial statements.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes SHR’s investment in hotel properties as of March 31, 2008 and December 31, 2007, excluding unconsolidated joint ventures (in thousands):

	2008	2007
Land	$409,097	$402,179
Land held for development	114,845	113,006
Leasehold interest	11,633	11,633
Buildings	1,760,614	1,744,251
Building and leasehold improvements	34,031	19,218
Site improvements	53,434	53,287
Furniture, fixtures and equipment	388,105	368,698
Improvements in progress	85,917	61,030

Total investment in hotel properties	2,857,676	2,773,302
Less accumulated depreciation	(376,407)	(346,029)

Total investment in hotel properties, net	$2,481,269	$2,427,273

Consolidated hotel properties	19	19
Consolidated hotel rooms	8,285	8,287

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of March 31, 2008 and December 31, 2007, excluding unconsolidated joint ventures:

	2008	2007
Southern California	17.9%	18.4%
Northern California	17.6	18.0
Phoenix/Scottsdale, AZ	14.1	14.1
Chicago, IL	14.1	13.8
Washington, D.C.	5.3	5.4
Miami, FL	4.2	4.2

United States	73.2	73.9
Mexico	8.1	8.3
Prague, Czech Republic	7.7	7.0
London, England	6.5	6.6
Paris, France	4.5	4.2

Total	100.0%	100.0%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note is payable in two tranches, a $6,000,000 tranche which bore interest at 10% and was due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs the net sales price to the Company was $28,047,000 resulting in a gain on sale of $2,279,000. The Company has deferred recognition of this gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized a gain of $416,000 which is recorded in discontinued operations for the three months ended March 31, 2008. The Company will recognize the remainder of the gain when cash payments are received from the buyer.

The following is a summary of income from discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Hotel operating revenues	$—	$98

Operating costs and expenses	—	238

Operating loss	—	(140)
Interest expense	—	(34)
Interest income	—	442
Income tax benefit	—	61
Gain on sale	416	—
Minority interests	(5)	(4)

Income from discontinued operations	$411	$325

5.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of March 31, 2008 and December 31, 2007 includes the following (in thousands):

	2008	2007
Hotel del Coronado and North Beach Ventures (a)	$67,998	$69,052
Four Seasons Residence Club Punta Mita (b)	3,414	3,365
BuyEfficient, L.L.C. (c)	6,452	6,384
LLPI (d)	1,094	—

Total investment in joint ventures	$78,958	$78,801

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $293,000 and $280,000 for the three months ended March 31, 2008 and 2007, respectively, and are included in other expenses, net on the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico.
(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient, L.L.C. for approximately $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.
(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a 40% interest in this venture (see note 11).

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s joint ventures as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008	December 31, 2007
Assets
Investments in hotel properties, net	$324,635	$323,253
Goodwill	23,401	23,401
Hotel condominium development project	1,768	912
Intangible assets, net	49,127	49,173
Cash and cash equivalents	16,524	19,887
Restricted cash and cash equivalents	245	115
Other assets	55,341	50,809

Total assets	$471,041	$467,550

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$627,447	$627,121
Other liabilities	37,778	35,488
Partners’ deficit	(194,184)	(195,059)

Total liabilities and partners’ deficit	$471,041	$467,550

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2008	2007
Revenues
Hotel operating revenue	$34,879	$30,498
Residential sales	709	2,382
Other	873	—

Total revenues	36,461	32,880
Expenses
Residential costs of sales	278	1,498
Hotel operating expenses	23,311	20,626
Depreciation and amortization	3,972	3,059
Other operating expenses	1,878	1,933

Total operating expenses	29,439	27,116

Operating income	7,022	5,764
Interest expense, net	(9,859)	(11,527)
Other income, net	351	156

Net loss	$(2,486)	$(5,607)

Equity in losses in joint ventures
Net loss	$(2,486)	$(5,607)
Joint venture partners’ share of loss of joint ventures	1,367	3,193
Adjustments for basis differences, taxes and intercompany eliminations	340	(469)

Total equity in losses of joint ventures	$(779)	$(2,883)

6.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and SHR recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended March 31, 2008 and 2007, SHR recognized $59,000 and $32,000 of the deferred gain, respectively. As of March 31, 2008 and December 31, 2007, the deferred gain on sale of the hotel recorded on the accompanying balance sheets amounted to $5,004,000 and $4,801,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. SHR makes monthly minimum rent payments aggregating €3,548,000 ($5,601,000 based on the foreign exchange rate as of March 31, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a Euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at March 31, 2008 and December 31, 2007 was $7,894,000 and $7,299,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. SHR subleases its interest in the Marriott Hamburg to a third party. SHR has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the property’s performance.

In July 2003, the Company sold its interest in the Marriott Champs Elysees Paris (Paris Marriott) to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled, SHR recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended March 31, 2008 and 2007, SHR recognized $1,263,000 and $1,105,000 of the deferred gain, respectively. As of March 31, 2008

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and December 31, 2007, the deferred gain on sale of hotel recorded on the accompanying balance sheets amounted to $117,504,000 and $109,491,000, respectively. The lease’s initial term runs through December 31, 2029. SHR makes monthly minimum rent payments aggregating €11,533,000 ($18,207,000 based on the foreign exchange rate as of March 31, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a Euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at March 31, 2008 and December 31, 2007 was $14,126,000 and $14,509,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. Prior to January 1, 2008, SHR subleased its interest in the Paris Marriott to a third party. SHR reflected the sublease arrangement as an operating lease and recorded lease revenue. Effective January 1, 2008, the Company no longer subleases the operations of the Paris Marriott to a third party and reflects the operating results of the Paris Marriott in SHR’s consolidated statements of operations.

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a) basis points	Maturity		March 31, 2008	December 31, 2007
Mortgage loans
Fairmont Chicago	70	April 2012		$123,750	$123,750
Loews Santa Monica Beach Hotel	63	March 2009	(b)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2009	(b)	76,500	76,500
Hyatt Regency La Jolla	100	September 2012		97,500	97,500
InterContinental Chicago	106	October 2008	(b)	121,000	121,000
InterContinental Miami	73	October 2008	(b)	90,000	90,000
InterContinental Prague	125	September 2008	(c)	164,177	151,812
Westin St. Francis	70	August 2008	(b)	220,000	220,000
Marriott London Grosvenor Square	110	October 2013		153,310	153,496
Fairmont Scottsdale Princess	56	September 2008	(b)	180,000	180,000

Total mortgage loans				1,344,487	1,332,308

Other debt(d)				32,167	31,547

Total mortgages and other debt payable				$1,376,654	$1,363,855

(a)	Interest is paid monthly at the applicable spread over LIBOR (2.70% at March 31, 2008) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid monthly at the applicable spread over EURIBOR (4.36% at March 31, 2008). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (6.01% at March 31, 2008).
(b)	These loans are subject to three one-year extensions at the option of the Company or its consolidated affiliates.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	The revolving loan with Aareal Bank was scheduled to mature on March 4, 2008; however, the Company extended the revolving loan for an additional six months. At the Company’s option, the revolving loan will mature on September 3, 2008 or will be converted to a term loan that would mature March 7, 2012. Interest is payable monthly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period.
(d)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company issued two $17,500,000 non-interest bearing promissory notes due on August 31, 2008 and 2009. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the notes.

Exchangeable Notes:

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company also entered into a registration rights agreement. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any notes or restricted shares of the Company’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, the holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $3,492,000 in additional interest or approximately 195,000 additional shares, if the Exchangeable Notes were exchanged. At March 31, 2008, the Company has no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds were used to repurchase and retire approximately 1,083,000 shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

Potential Changes in Accounting Pronouncements

In August 2007, the FASB proposed FSP APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” that, if issued, would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. The proposed FSP is expected to require retrospective application and will be effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest on the $500,000,000 bank credit facility is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of March 31, 2008) depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The weighted average interest rate for the three months ended March 31, 2008 was 4.44%. At March 31, 2008, there was $155,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $28,750,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2008.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) for all mortgages and other debt payable, Exchangeable Notes and the Company’s bank credit facility as of March 31, 2008 (in thousands):

Years ended December 31,	Amounts
2008 (remainder)	$16,735
2009	15,432
2010	9,014
2011	620,014
2012	908,694
Thereafter	141,045

Total	$1,710,934

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $2,132,000 and $2,701,000 for the three months ended March 31, 2008 and 2007, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,279,000 and $666,000 for the three months ended March 31, 2008 and 2007, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $45,000 for the three months ended March 31, 2008.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding common shares since December 31, 2007 (excluding 975,855 units of SH Funding outstanding at March 31, 2008 and December 31, 2007, which are exchangeable for common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at December 31, 2007	74,371
Restricted stock units redeemed for common shares	36

Outstanding at March 31, 2008	74,407

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions:

Distributions are declared quarterly to holders of common shares and to operating partnership unitholders. The Company’s board of directors declared a distribution of $0.24 per share for the first quarter of 2008. The distribution was paid on April 10, 2008.

Distributions are declared quarterly to holders of preferred stock. The Company’s board of directors declared quarterly distributions of $0.53125 per share of 8.50% Series A Cumulative Redeemable Preferred Stock, $0.51563 per share of 8.25% Series B Cumulative Redeemable Preferred Stock and $0.51563 per share of 8.25% Series C Cumulative Redeemable Preferred Stock for the first quarter of 2008. These distributions were paid on March 31, 2008.

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and, to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive loss. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other expenses, net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive loss to interest expense, equity in losses of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the balance sheet, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The valuation of the interest rate swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments to appropriately reflect both of its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

The Company has determined that the majority of the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

Liabilities
Interest rate caps	$15
Interest rate swaps	$92,748

The fair value of the Company’s liabilities related to its interest rate caps and swaps as of December 31, 2007 was $32,000 and $52,003,000, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of March 31, 2008.

Relating to the Company’s interest rate caps and swaps, the following amounts were recorded in earnings for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Other income (expenses), net	$17	$(5)
Equity in (losses) of joint ventures	$(176)	$(151)

Interest Rate Caps:

At March 31, 2008 and December 31, 2007, the aggregate notional amount of SHR’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2008 to March 2009. The Company’s interest rate caps as of March 31, 2008 have not been designated as hedges; therefore, any marked to market adjustments are recorded in earnings.

Forward-Starting Interest Rate Cap

At March 31, 2008 and December 31, 2007, the Company had a sold forward-starting interest rate cap agreement with an effective date of January 2009. The sold cap has a notional amount of $9,000,000, a LIBOR strike rate of 5.00% and a maturity date of January 2011. The forward-starting interest rate cap has not been designated as a hedge; therefore, any marked to market adjustments are recorded in earnings.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swaps:

At March 31, 2008 and December 31, 2007, the aggregate notional amount of SHR’s interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at March 31, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company’s swaps as of March 31, 2008 have been designated as cash flow hedges and the marked to market adjustments are reflected in accumulated other comprehensive loss.

Forward-Starting Interest Rate Swaps

At March 31, 2008 and December 31, 2007, the aggregate notional amount of SHR’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016.

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

On March 6, 2008, SHR granted Options under the Plan to purchase 148,805 shares of common stock at a $13.44 per share exercise price.

The fair value for the Options granted on March 6, 2008 was estimated using a binomial option-pricing model based on the following inputs:

Inputs:	2008
Risk-free interest rate	2.94%
Expected dividend yield	7.14%
Volatility	25.26%
Weighted average expected life	6 years
Weighted average fair value of options granted	$1.92

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise, b) a dividend yield based on the Company’s historical dividend payments per share, c) volatility is an average that includes available historic volatility data and d) an expected life equal to 60% of the term of the option.

The Company recorded compensation expense of $1,374,000 and $912,000 related to share-based employee compensation for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was $11,473,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.54 years for nonvested RSUs, 1.60 years for performance-based RSUs and 1.73 years for Options.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	RELATED PARTY TRANSACTIONS

On February 12, 2008, the Company invested $1,200,000 in LLPI. LLPI is a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a remaining capital commitment of $800,000 which is currently contemplated to be paid in October 2008. The Company holds a 40% interest in LLPI. In addition to investing in LLPI, the Company has entered into an asset management agreement with LLPI for $10,000 per month related to the Company’s investment in the Four Seasons Residence Club Punta Mita joint venture. One of the founders and officers of LLPI is the son-in-law of SHR’s Chief Executive Officer.

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels will provide certain consulting services to SHR relating to SHR’s European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement has an initial term of one year but can be extended indefinitely. Pursuant to the agreement, Mr. Michels will receive, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michel’s administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under SHR’s 2004 Incentive Plan, which shall vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates. For the three months ended March 31, 2008, SHR has recognized expense of $145,000 related to the consulting agreement.

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

Letters of Credit:

As of March 31, 2008, SHR had provided $28,750,000 in letters of credit. Letters of credit for $28,000,000 were required to be issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. The Company’s interest will cost approximately $83,940,000. The project is expected to close in late 2008. A letter of credit for $750,000 was provided related to the Company’s office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 deposit, included in other assets as of March 31, 2008 and December 31, 2007, was required upon executing the agreement. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$5,693,000 will be required. The Company’s initial $5,693,000 deposit and each of the additional deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s deposits are no longer refundable.

Construction Contracts:

The Company has executed contracts related to construction activities. At March 31, 2008 the Company’s obligations under these contracts amounted to approximately $17,341,000. The contracts are expected to be completed in 2008.

13.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of March 31, 2008, SHR’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture (Four Seasons Residence Club Punta Mita), four European properties and leasehold interests in each a French and a German hotel property.

The following table presents revenues and assets for the geographical areas in which SHR operates (excluding the unconsolidated joint ventures and discontinued operations) (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:
United States	$193,788	$193,192
Mexico	28,208	23,760
Europe	30,072	20,978

Total	$252,068	$237,930

	March 31, 2008	December 31, 2007
Long-lived Assets:
United States	$2,173,869	$2,151,533
Mexico	239,519	238,342
Europe	590,232	545,354

Total	$3,003,620	$2,935,229

14.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At March 31, 2008 and December 31, 2007, deferred credits of $10,597,000 and $10,809,000, respectively, are included in accounts payable and accrued expenses.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Renaissance Paris Hotel Le Parc Trocadero Performance Guarantee

In connection with the acquisition of Renaissance Paris Hotel Le Parc Trocadero, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,894,000 based on the foreign exchange rate at March 31, 2008). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. For the three months ended March 31, 2008, the Company did not recognize any revenue related to the performance guarantee.

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

Overview

Strategic Hotels & Resorts, Inc. (SHR or the Company) was incorporated in Maryland in January 2004 to own and asset manage upper upscale and luxury hotels. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). On June 29, 2004, we completed our initial public offering (IPO) of common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc., a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of March 31, 2008.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2008. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2008, as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Marriott Champs Elysees Paris (Paris Marriott).

As the result of a sale leaseback transaction that occurred in 2003, we have a leasehold interest in the Paris Marriott. Prior to 2008, we subleased our leasehold interest in the Paris Marriott to a third party. We classified the sublease arrangement as an operating lease and recorded lease revenue in our statement of operations. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. Instead, we record the operating results of the Paris Marriott in our consolidated statements of operations.

Acquisition and Sale of Interests in Hotel Properties.

During the third quarter of 2007, we purchased the 116-room Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris), formerly referred to as Hotel Le Parc, in Paris, France for $95.0 million, including acquisition costs. The acquisition was financed using borrowings under the bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

During the fourth quarter of 2007, we sold the Hyatt Regency New Orleans hotel for a net sales price of $28.0 million, of which $9.0 million was in the form of a promissory note. The results of operations for this property have been classified as discontinued operations.

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

Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2008 and 2007 exclude the Renaissance Paris, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2008 and 2007 consists of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2008	2007	2008	2007
Revenues:
Rooms	55.5%	53.2%	55.3%	53.2%
Food and beverage	33.1%	34.0%	33.2%	34.0%
Other hotel operating revenue	10.9%	11.0%	11.0%	11.0%

	99.5%	98.2%	99.5%	98.2%
Lease revenue	0.5%	1.8%	0.5%	1.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of internet access, telephone, parking, golf course, spa, space rentals, retail and other guest services and is also driven by occupancy.

•

Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds. We subleased our interest in the Paris Marriott to a third party through December 31, 2007. Effective January 1, 2008, we no longer sublease our interest in the Paris Marriott and consolidate the operating results of the hotel in our consolidated statements of operations.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy,

•	average daily rate (ADR),

•

revenue per available room (RevPAR), which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services, and

•	total revenue per available room (Total RevPAR) which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 51.0% of the rooms sold during the three months ended March 31, 2008. We divide our transient customers into the following subcategories:

•

Transient Leisure – This category generates the highest room rates and includes travelers that receive published rates offered to the general public that do not have access to negotiated or discounted rates.

•

Transient Negotiated – This category includes travelers, which are typically associated with companies and organizations that generate high volumes of business, that receive negotiated rates that are lower than the published rates offered to the general public.

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 49.0% of the rooms sold during the three months ended March 31, 2008. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams (SMERF).

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the U.S. gross domestic product, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests, which includes business travelers who generally pay the highest average room rates, will generate higher rooms revenues. However, a greater percentage of certain group guests, which do not include the highest corporate premium but do consume larger relative amounts of food and beverage and other services, may contribute to higher total revenue. In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not completely insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines.

Overall, our Total Portfolio RevPAR increased by 4.6% to $192.55 during the three months ended March 31, 2008 from $184.08 during the three months ended March 31, 2007. With respect to Same Store Assets, RevPAR increased by 5.0% to $193.35 for the three months ended March 31, 2008 from $184.08 for the three months ended March 31, 2007. Period-over-period changes in Total Portfolio and Same Store Assets RevPAR are affected by changes in the properties that are included in our RevPAR calculation. For purposes of calculating Total Portfolio RevPAR in 2008, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. For purposes of calculating Total Portfolio RevPAR in 2007, we exclude unconsolidated joint ventures and the Marriott Hamburg and the Paris Marriott hotels because we subleased the operations of these hotels and only recorded lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes Renaissance Paris. This method for calculating RevPAR each period is consistently applied through the remainder of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2008 and 2007 consist of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2008	2007	2008	2007
Hotel Operating Expenses:
Rooms	18.6%	18.2%	18.5%	18.2%
Food and beverage	31.9%	32.0%	31.8%	32.0%
Other departmental expenses	35.0%	35.2%	35.1%	35.2%
Management fees	5.5%	5.1%	5.5%	5.1%
Other hotel expenses	9.0%	9.5%	9.1%	9.5%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Like rooms revenue, occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating costs and expenses described above and represent approximately 46.9% of the total hotel operating costs and expenses.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we record lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.3 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Operating Results

The following table presents the operating results for the three months ended March 31, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 26. Our Total Portfolio represents the results of operations included in the consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$139,777	$126,637	$13,140	10.4%	$138,311	$126,637	$11,674	9.2%
Food and beverage	83,545	80,813	2,732	3.4%	82,896	80,813	2,083	2.6%
Other hotel operating revenue	27,459	26,068	1,391	5.3%	27,407	26,068	1,339	5.1%

	250,781	233,518	17,263	7.4%	248,614	233,518	15,096	6.5%
Lease revenue	1,287	4,412	(3,125)	70.8%	1,287	4,412	(3,125)	70.8%

Total revenues	252,068	237,930	14,138	5.9%	249,901	237,930	11,971	5.0%

Operating Costs and Expenses:
Hotel operating expenses	186,559	172,673	13,886	8.0%	183,738	172,673	11,065	6.4%
Lease expense	4,327	3,780	547	14.5%	4,327	3,780	547	14.5%
Depreciation and amortization	28,293	25,549	2,744	10.7%	27,163	25,448	1,715	6.7%
Corporate expenses	7,430	7,117	313	4.4%	—	—	—	—

Total operating costs and expenses	226,609	209,119	17,490	8.4%	215,228	201,901	13,327	6.6%

Operating income	25,459	28,811	(3,352)	11.6%	$34,673	$36,029	$(1,356)	3.8%

Interest expense, net	(21,332)	(20,474)	(858)	4.2%
Loss on early extinguishment of debt	—	(4,319)	4,319	100.0%
Equity in losses of joint ventures	(779)	(2,883)	2,104	73.0%
Foreign currency exchange loss	(3,209)	(1,655)	(1,554)	93.9%
Other expenses, net	(443)	(157)	(286)	182.2%

Loss before income taxes, minority interests, loss on sale of minority interests in hotel properties and discontinued operations	(304)	(677)	373	55.1%
Income tax expense	(302)	(1,353)	1,051	77.7%
Minority interests	904	(392)	1,296	330.6%

Income (loss) before loss on sale of minority interests in hotel properties and discontinued operations	298	(2,422)	2,720	112.3%
Loss on sale of minority interests in hotel properties	(5)	—	(5)	100.0%

Income (loss) from continuing operations	293	(2,422)	2,715	112.1%
Income from discontinued operations, net of tax and minority interests	411	325	86	26.5%

Net income (loss)	$704	$(2,097)	$2,801	133.6%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$34,673	$36,029	$(1,356)	3.8%
Corporate expenses					(7,430)	(7,117)	(313)	4.4%
Corporate depreciation and amortization					(343)	(101)	(242)	239.6%
Non-Same Store Assets operating loss					(1,441)	—	(1,441)	100.0%

Operating income					$25,459	$28,811	$(3,352)	11.6%

Operating Data (1):
Number of hotels	19	18			18	18
Number of rooms	8,285	8,142			8,169	8,142

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

During the fourth quarter of 2007, we sold one hotel property. The results of operations for this sold hotel are included in income from discontinued operations for the three months ended March 31, 2008 and 2007.

Operating income. Operating income for the Total Portfolio decreased by $3.4 million, or 11.6%. This decrease in operating income is primarily due to the following:

(a)	a $2.2 million decrease attributable to the Same Store Assets, other than the Paris Marriott, as described below;

(b)	a $1.6 million decrease attributable to losses at the Renaissance Paris, which we purchased in July 2007; and

(c)	a $0.3 million decrease attributable to increases in corporate expenses; partially offset by

(d)	an $0.8 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008.

Rooms. For the Total Portfolio, rooms revenue increased $13.1 million, or 10.4%. RevPAR from our Total Portfolio for the three months ended March 31, 2008 increased by 4.6% from the three months ended March 31, 2007. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Occupancy	70.30%	73.43%
Average daily rate	$273.90	$250.67
RevPAR	$192.55	$184.08

The primary drivers of the increase in Total Portfolio rooms revenue include the acquisition of the Renaissance Paris, which generated approximately $1.5 million of rooms revenue and RevPAR of $138.90 during the three months ended March 31, 2008, and the consolidation of the Paris Marriott, which generated $8.6 million of rooms revenue and RevPAR of $491.31 during the three months ended March 31, 2008. The remaining properties contributed to a 1.0% increase in RevPAR, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $11.7 million, or 9.2%. RevPAR from our Same Store Assets for the three months ended March 31, 2008 increased by 5.0% from the three months ended March 31, 2007. The components of RevPAR from our Same Store Assets for the three months ended March 31, 2008 and 2007 are summarized as follows:

	Three Months Ended March 31,
	2008	2007
Occupancy	70.68%	73.43%
Average daily rate	$273.55	$250.67
RevPAR	$193.35	$184.08

The 5.0% increase in RevPAR for the Same Store Assets resulted from a 9.1% increase in the average daily rate partially offset by a 2.75 percentage-point decrease in occupancy. The increase in the Same Store RevPAR is primarily due to the consolidation of the Paris Marriott operations, which we have included in our Same Store Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $491.31 for the first quarter of 2008 and had strong results during the first quarter with rising ADR driven by increased demand from travelers from the United Kingdom and the Middle East. The remaining

Same Store Assets contributed to a RevPAR increase of 1.0%. The InterContinental Prague hotel had RevPAR growth of 15.0%, which is attributed to the strengthening of the Czech crown against the U.S. dollar. The growth at the InterContinental Prague was partially offset by performance at the Fairmont Chicago, which had a 27.5% decrease in RevPAR due to displacement at the hotel resulting from extensive renovations, and at the Hyatt Regency La Jolla, which had a 14.8% decrease in RevPAR due to cancelled group rooms that were replaced with transient rooms that yielded a lower ADR.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $2.7 million, or 3.4%. Approximately $0.6 million of the increase relates to Renaissance Paris. Food and beverage revenue for the Same Store Assets increased $2.1 million, or 2.6%. The increase is primarily due to the consolidation of the Paris Marriott operations, which generated food and beverage revenue of $1.8 million. In addition, food and beverage revenue increased at the Four Seasons Punta Mita Resort due to business generated from the addition of 23 rooms to the resort and at the Westin St. Francis and Ritz-Carlton Half Moon Bay due to increased group occupancy, which resulted in higher banquet and catering revenues at these hotels. These increases were offset by lower food and beverage revenue at the Hyatt Regency La Jolla, which had fewer catering events due to cancelled group rooms, at the Fairmont Chicago, which had lower group business due to renovation displacement, and at the Marriott London Grosvenor Square, which closed a hotel restaurant that is now leased to a third party and had displaced business due to extensive renovations.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $1.4 million, or 5.3%. The increase is primarily attributed to the Four Seasons Punta Mita Resort, which had an increase in other hotel operating revenue of approximately $1.6 million. The additional revenue is due to increases in revenues generated from an additional 23 rooms placed in service at the resort and revenues generated from a villa rental program in which owners of villas adjacent to the resort have contracted with the resort to rent their units to the resort customers.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $3.1 million, or 70.8%. The decrease in lease revenue is primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change (%)	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$34,773	$31,495	$3,278	10.4%	$33,961	$31,495	$2,466	7.8%
Food and beverage	59,465	55,288	4,177	7.6%	58,465	55,288	3,177	5.7%
Other departmental expenses	65,319	60,713	4,606	7.6%	64,503	60,713	3,790	6.2%
Management fees	10,232	8,722	1,510	17.3%	10,168	8,722	1,446	16.6%
Other hotel expenses	16,770	16,455	315	1.9%	16,641	16,455	186	1.1%

Total hotel operating expenses	$186,559	$172,673	$13,886	8.0%	$183,738	$172,673	$11,065	6.4%

For the Total Portfolio, hotel operating expenses increased $13.9 million, or 8.0%. Approximately $6.3 million of the increase in hotel operating expenses relates to the consolidation of the Paris Marriott operations. For the remainder of the Same Store Assets, hotel operating expenses increased $4.8 million. The increase in hotel operating expenses for the Same Store Assets other than the Paris Marriott primarily relates to increases in salaries, wages and related benefits ($3.6 million) and base and incentive management fees ($0.7 million). The increases in salaries and wages primarily relate to the food and beverage department, which was caused by higher volumes of business and higher wages. The increase in base and incentive management fees primarily relate to increased revenues at the hotels.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $2.7 million, or 10.7%, for the three months ended March 31, 2008 when compared to the same period in 2007. Approximately $0.8 million of the increase relates to Renaissance Paris. Another $0.2 million of the increase relates to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $1.7 million due to capital expenditure activity at the individual hotels.

Interest Expense, Net. The $0.9 million, or 4.2%, increase in interest expense, net for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to:

•	a $2.2 million increase attributable to higher average borrowings;

•	a $0.6 million increase in amortization of deferred financing costs; and

•	a $0.6 million decrease in capitalized interest; partially offset by

•	a $2.4 million decrease due to lower average rates; and

•	a $0.1 million increase in interest income.

The components of interest expense, net for the three months ended March 31, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Mortgage and other debt	$(19,517)	$(20,326)
Bank credit facility	(1,679)	(2,706)
Exchangeable senior notes	(1,585)	—
Amortization of deferred financing costs	(1,278)	(631)
Interest income	595	488
Capitalized interest	2,132	2,701

Total interest expense, net	$(21,332)	$(20,474)

The weighted average debt outstanding for the three months ended March 31, 2008 and 2007 amounted to $1.7 billion and $1.5 billion, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.52% and 6.17%, respectively. At March 31, 2008, including the effect of interest rate swaps, 21.7% of our total debt had variable interest rates and 78.3% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $4.3 million for the three months ended March 31, 2007. Approximately $3.0 million of the balance includes the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of the bank credit facility. The remaining balance consisted of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Losses of Joint Ventures. The following tables present equity in losses and certain components included in the calculation of equity in losses resulting from our unconsolidated joint ventures.

Three months ended March 31, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	BuyEfficient	LLPI	Total
Equity in (losses) earnings	$(755)	$41	$41	$(106)	$(779)

Depreciation	1,900	—	—	—	1,900
Interest	4,411	—	—	—	4,411
Income tax	(340)	18	—	—	(322)

Three months ended March 31, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in losses	$(2,733)	$(150)	$(2,883)

Depreciation	1,960	—	1,960
Interest	5,033	60	5,093
Income tax	95	(70)	25

Equity in losses decreased by $2.1 million during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. The decrease in equity in losses is primarily due to operations at the Hotel del Coronado, in which our share of operating income increased approximately $0.7 million, partially due to the North Beach Venture’s villas being completed and placed in the hotel’s rental pool. In addition, our share of interest expense decreased $0.7 million due to lower interest rates in 2008 when compared to 2007.

Foreign Currency Exchange Loss. Foreign currency exchange loss increased by $1.6 million during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. The foreign currency exchange loss is primarily related to Euro-denominated loans associated with the InterContinental Prague hotel. The increase in the loss is due to the general weakening of the U.S. dollar and changes in foreign currency exchange rates.

Other Expenses, Net. Other expenses, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The increase in other expenses, net of $0.3 million is primarily attributable to a $0.3 million decrease in asset management fees.

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

Income tax expense decreased $1.1 million to $0.3 million for the three months ended March 31, 2008 from $1.4 million for the three months ended March 31, 2007. The decrease in income tax expense is primarily due to deferred tax benefits generated by losses at the InterContinental Chicago and the Fairmont Chicago hotels. The tax benefits were partially offset by an increase in current income tax expense at the InterContinental Prague, which is due to changing foreign currency exchange rates.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. There was not a significant change in the minority interest in SH Funding for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007.

Minority interest in consolidated affiliates changed $1.3 million to $0.9 million of income for the three months ended March 31, 2008 from a $0.4 million expense for the three months ended March 31, 2007. The change reflects the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interest in the InterContinental Miami hotel in September 2007. During the three months ended March 31, 2007, we recorded minority interest expense for our minority interest partners’ 15% share of net income at the InterContinental Chicago and InterContinental Miami. During the three months ended March 31, 2008, we recorded minority interest income for our minority interest partners’ 49% share of net loss at the InterContinental Chicago and Hyatt Regency La Jolla.

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

Capital expenditures for the three months ended March 31, 2008 and 2007 amounted to $50.8 million and $27.7 million, respectively. Included in the 2008 and 2007 amounts are $2.1 million and $2.7 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2008, we expect to fund hotel FF&E reserve projects of approximately $40.0 million and owner-funded projects of approximately $80.0 - $110.0 million.

Bank credit facility. On March 9, 2007, we entered into a $500.0 million bank credit agreement. The agreement matures on March 9, 2011, subject to a one-year extension at our option. The agreement includes a $75.0 million letter of credit subfacility. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan, and SH Funding’s interests in certain subsidiaries have been pledged as collateral for this loan.

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80% at March 31, 2008), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At May 7, 2008, there was $288.3 million outstanding under this facility. At May 7, 2008, there were outstanding letters of credit of $28.8 million.

Our bank credit facility contains financial and other restrictive covenants. As of March 31, 2008, our ability to borrow under this facility is subject to financial covenants including:

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

As of March 31, 2008, we are compliant with the above financial and other restrictive covenants.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of March 31, 2008 (in thousands):

	Balance as of March 31, 2008	Remainder of 2008	2009	2010	2011	2012	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70%	$123,750	$—	$—	$—	$—	$123,750	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	—	118,250	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	—	76,500	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	—	97,500	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	—	121,000	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	—	90,000	—	—
InterContinental Prague, EURIBOR plus 1.25%	164,177	—	—	4,926	4,926	154,325	—
Westin St. Francis, LIBOR plus 0.70%	220,000	—	—	—	220,000	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	153,310	—	—	4,088	4,088	4,089	141,045
Fairmont Scottsdale Princess, LIBOR plus 0.56%	180,000	—	—	—	180,000	—	—

Total mortgage loans	1,344,487	—	—	9,014	620,014	574,414	141,045
Other debt (1)	32,167	16,735	15,432	—	—	—	—

Total mortgages and other debt payable	$1,376,654	$16,735	$15,432	$9,014	$620,014	$574,414	$141,045

(1)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we issued two $17.5 million non-interest bearing promissory notes due on August 31, 2008 and 2009. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the notes.

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

Equity Securities

As of March 31, 2008, we had 1,190,362 restricted stock units outstanding, of which 560,850 were vested. In addition, we had 885,026 stock options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units since December 31, 2007 (excluding restricted stock units):

	Common Shares	Operating Partnership Units Represented by Minority Interests	Total
Outstanding at December 31, 2007	74,371,230	975,855	75,347,085

Restricted stock units redeemed for common shares	36,222	—	36,222

Outstanding at March 31, 2008	74,407,452	975,855	75,383,307

Cash Flows

Operating Activities. Net cash provided by operating activities was $19.2 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $24.9 million for the three months ended March 31, 2007. Cash flow from operations decreased primarily because of decreases in hotel operating income.

Investing Activities. Net cash used in investing activities was $46.7 million for the three months ended March 31, 2008, compared to net cash used in investing activities of $0.5 million for the three months ended March 31, 2007. The significant investing activities during these periods are summarized below:

•	We received a $6.0 million payment on a promissory note we received from the purchaser of Hyatt Regency New Orleans.

•	We paid $1.2 million for an interest in a newly-formed joint venture, LLPI.

•	We received $15.7 million of insurance proceeds during the three months ended March 31, 2007 as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•

Restricted cash and cash equivalents increased by $2.7 million during the three months ended March 31, 2008. Restricted cash and cash equivalents decreased by $14.8 million during the three months ended March 31, 2007 primarily due to the release of insurance proceeds.

•

We disbursed $50.8 million and $27.7 million during the three months ended March 31, 2008 and 2007, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

Financing Activities. Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2008 compared to net cash used in financing activities of $8.0 million for the three months ended March 31, 2007. The significant financing activities during these periods are summarized below:

•

During the three months ended March 31, 2008 and 2007, we paid quarterly distributions to common shareholders amounting to $17.9 million and $17.4 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $7.7 million and $7.5 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.2 million and $0.2 million, respectively.

•	During the three months ended March 31, 2008 and 2007, we received net proceeds on the bank credit facility of $46.0 million and $81.0 million, respectively.

•	During the three months ended March 31, 2007, we received proceeds on mortgages and other debt of $454.8 million and made payments on mortgage debt and other debt of $510.0 million.

•	We paid financing costs of $8.1 million during the three months ended March 31, 2007.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (1)	$1,710,934	$16,735	$644,459	$1,049,740	$—
Interest on long-term debt obligations (2)	350,377	66,808	244,170	39,399	—
Operating lease obligations—ground leases and office space	11,689	105	1,514	1,416	8,654
Operating leases – Paris Marriott and Hamburg Marriott	520,630	17,856	71,425	47,616	383,733
Construction contracts (3)	17,341	17,341	—	—	—
Acquisition agreement – portion of mixed use building (3)	83,940	83,940	—	—	—

Total	$2,694,911	$202,785	$961,568	$1,138,171	$392,387

(1)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes and bank credit facility.
(2)	Interest on variable rate debt obligations is calculated based on the variable rates at March 31, 2008 and includes the effect of our interest rate swaps.
(3)	See “Item 1. Financial Statements – Note 12 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2008, $40.4 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of a 45% joint venture ownership interest in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture has obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisition, which are secured by, among other things, a mortgage on the Hotel del Coronado. At March 31, 2008, there was no outstanding balance on the revolving credit facility. At March 31, 2008, there were letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At March 31, 2008, our investment in the Partnerships amounted to $68.0 million. Our equity in losses of the Partnerships is $0.8 million for the three months ended March 31, 2008.

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

Four Seasons Residence Club Punta Mita

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the joint venture amounted to $3.4 million. Our equity in earnings of the joint venture is $41,000 for the three months ended March 31, 2008.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient, L.L.C. with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the joint venture amounted to $6.5 million. Our equity in earnings of the joint venture is $41,000 for the three months ended March 31, 2008.

LLPI

We own a 40% interest in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe, as well as creating private residence clubs in luxury resort markets and marketing and selling shared ownership interests in private residences. One of the founders and officers of LLPI is the son-in-law of our Chief Executive Officer. We account for this investment under the equity method of accounting. At March 31, 2008, our investment in the joint venture amounted to $1.1 million. Our equity in losses of the joint venture is $0.1 million for the three months ended March 31, 2008.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. There was no impairment on property and equipment or goodwill for the three months ended March 31, 2008 and 2007.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on the balance sheet and the related results of operations are reclassified as discontinued operations on the statement of operations. While these classifications do not have an affect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. There were no assets classified as held for sale at March 31, 2008 and December 31, 2007.

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

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised – 2007)” (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 31, 2008. We are currently evaluating the impact of SFAS 141(R) on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We have determined to not elect the fair value option for any of its financial assets and liabilities that existed at the date of adoption (January 1, 2008).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. We have determined that SFAS 157 did not have a significant impact on the financial assets and liabilities in our financial statements. However, the FASB has issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” that would defer the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of the non-financial asset and liability portion of SFAS 157 on our financial statements.

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

See “Item 2. Financial Statements - Note 9 Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2008.

As of March 31, 2008, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes were approximately $1.7 billion, of which approximately $371.2 million, or 21.7%, was variable rate debt. Total variable debt excludes $1.1 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the swaps, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.6 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million annually.

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

Approximately 23.1% of our total revenues are generated outside of the U.S., with approximately 11.2% of total revenues generated from the Four Seasons Punta Mita Resort and Four Seasons Mexico City that use the Mexican peso, approximately 5.6% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris that use the Euro, approximately 3.4% of total revenues generated from the InterContinental Prague that uses the Czech crown and approximately 2.9% of total revenues generated from the Marriott London Grosvenor Square that uses the British pound. As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

Through the first quarter of 2008, the U.S. dollar continued to weaken relative to the currencies of our international markets. If the U.S. dollar had weakened an additional 10% during the first quarter of 2008, total revenues would have approximately increased as follows from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$2.8	$1.4	$0.9	$0.7	$5.8

Fluctuations in currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The asset and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened an additional 10% during the first quarter of 2008, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $8.8 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of March 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Item 1A.	Risk Factors.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

STRATEGIC HOTELS & RESORTS, INC.

May 8, 2008	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

May 8, 2008	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer