Form 10-Q
period 2008-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2008-08-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 6, 2008 was 74,407,452.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin® . None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2008	December 31, 2007
Assets
Investment in hotel properties, net	$2,453,713	$2,427,273
Goodwill	483,124	462,536
Intangible assets, net of accumulated amortization of $4,373 and $3,271	44,420	45,420
Assets held for sale	58,273	—
Investment in joint ventures	81,103	78,801
Cash and cash equivalents	91,175	111,494
Restricted cash and cash equivalents	43,270	39,161
Accounts receivable, net of allowance for doubtful accounts of $2,155 and $1,965	89,844	82,217
Deferred financing costs, net of accumulated amortization of $5,184 and $4,809	12,647	14,868
Deferred tax assets	43,165	41,790
Other assets	56,459	62,736

Total assets	$3,457,193	$3,366,296

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,377,654	$1,363,855
Exchangeable senior notes, net of discount	179,325	179,235
Bank credit facility	184,000	109,000
Liabilities of assets held for sale	4,204	—
Accounts payable and accrued expenses	239,675	266,324
Distributions payable	18,235	18,179
Deferred tax liabilities	40,751	36,407
Deferred gain on sale of hotels	120,763	114,292

Total liabilities	2,164,607	2,087,292
Minority interests in SHR’s operating partnership	11,598	11,512
Minority interests in consolidated affiliates	29,621	30,653
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,407,452 and 74,371,230 common shares issued and outstanding)	744	742
Additional paid-in capital	1,203,911	1,201,503
Accumulated deficit	(336,384)	(304,922)
Accumulated other comprehensive income (loss)	25,175	(18,405)

Total shareholders’ equity	1,251,367	1,236,839

Total liabilities and shareholders’ equity	$3,457,193	$3,366,296

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rooms	$148,320	$132,186	$278,600	$250,070
Food and beverage	91,157	84,015	170,281	160,508
Other hotel operating revenue	29,074	27,318	56,228	53,060

	268,551	243,519	505,109	463,638
Lease revenue	1,402	5,689	2,689	10,101

Total revenues	269,953	249,208	507,798	473,739

Operating Costs and Expenses:
Rooms	35,448	31,178	68,573	60,965
Food and beverage	59,777	55,681	116,520	108,310
Other departmental expenses	64,216	58,574	126,778	116,773
Management fees	11,047	9,937	20,656	18,153
Other hotel expenses	15,317	15,413	31,359	31,195
Lease expense	4,534	3,886	8,861	7,666
Depreciation and amortization	30,197	25,315	57,800	50,139
Corporate expenses	7,566	8,062	14,996	15,179

Total operating costs and expenses	228,102	208,046	445,543	408,380

Operating income	41,851	41,162	62,255	65,359
Interest expense	(21,673)	(20,198)	(43,600)	(40,521)
Interest income	459	528	1,054	993
Loss on early extinguishment of debt	—	(160)	—	(4,479)
Equity in earnings of joint ventures	1,582	4,556	803	1,673
Foreign currency exchange gain (loss)	4,687	(2,015)	1,478	(3,670)
Other (expenses) income, net	(177)	19	(439)	15

Income before income taxes, minority interests, distributions in excess of minority interest capital, loss on sale of minority interests in hotel properties and discontinued operations	26,729	23,892	21,551	19,370
Income tax expense	(6,435)	(5,318)	(6,647)	(6,539)
Minority interest in SHR’s operating partnership	(233)	(233)	(165)	(156)
Minority interest in consolidated affiliates	(2,006)	(181)	(1,109)	(603)
Distributions in excess of minority interest capital	(784)	—	(784)	—

Income before loss on sale of minority interests in hotel properties and discontinued operations	17,271	18,160	12,846	12,072
Loss on sale of minority interests in hotel properties	(41)	—	(46)	—

Income from continuing operations	17,230	18,160	12,800	12,072
Income (loss) from discontinued operations, net of tax and minority interests	2,047	(36,029)	7,181	(32,038)

Net Income (Loss)	19,277	(17,869)	19,981	(19,966)
Gain (loss) on currency translation adjustments	9,224	(1,015)	33,739	(1,985)
Gain on mark to market of derivatives	49,800	16,102	9,283	12,333

Comprehensive Income (Loss)	$78,301	$(2,782)	$63,003	$(9,618)

Net Income (Loss)	$19,277	$(17,869)	$19,981	$(19,966)
Preferred shareholder dividends	(7,722)	(7,462)	(15,443)	(14,924)

Net Income (Loss) Available to Common Shareholders	$11,555	$(25,331)	$4,538	$(34,890)

Basic Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.12	$0.14	$(0.04)	$(0.04)
Income (loss) from discontinued operations per share	0.03	(0.48)	0.10	(0.42)

Net income (loss) available to common shareholders per share	$0.15	$(0.34)	$0.06	$(0.46)

Weighted average common shares outstanding	75,000	74,833	74,991	75,341

Diluted Income (Loss) Per Share:
Income (loss) from continuing operations available to common shareholders per share	$0.12	$0.14	$(0.04)	$(0.04)
Income (loss) from discontinued operations per share	0.03	(0.48)	0.10	(0.42)

Net income (loss) available to common shareholders per share	$0.15	$(0.34)	$0.06	$(0.46)

Weighted average common shares outstanding	75,048	75,014	74,991	75,341

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income (loss)	$19,981	$(19,966)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	252	(262)
Minority interest in consolidated affiliates	1,893	603
Deferred income tax expense	1,058	3,475
Depreciation and amortization	58,951	51,589
Amortization of deferred financing costs and discount	2,385	1,679
Impairment losses	—	37,716
Loss on early extinguishment of debt	—	4,479
Equity in earnings of joint ventures	(803)	(1,673)
Share-based compensation	2,911	2,304
Gain on sale of assets	(623)	—
Loss on sale of minority interests in hotel properties	46	—
Foreign currency exchange (gain) loss	(1,478)	3,670
Recognition of deferred and other gains, net	(2,698)	(2,321)
Increase in accounts receivable	(7,643)	(23,981)
Insurance proceeds received	—	4,701
Decrease in other assets	306	7,259
(Decrease) increase in accounts payable and accrued expenses	(17,807)	10,314

Net cash provided by operating activities	56,731	79,586

Investing Activities:
Proceeds from sales of assets	621	—
Proceeds from promissory note	6,000	—
Acquisition of hotel investments	(170)	(3,185)
Acquisition of interest in joint ventures	(1,228)	—
Acquisition of minority interest in joint venture	—	(22,016)
Escrow deposits	—	(12,492)
Restricted and unrestricted cash acquired	—	365
Cash received from joint venture	419	531
Decrease (increase) in security deposits related to sale-leasebacks	1,937	(1,169)
Insurance proceeds received	—	13,511
Capital expenditures	(104,409)	(54,124)
(Increase) decrease in restricted cash and cash equivalents	(4,109)	12,322
Other investing activities	(166)	(3,518)

Net cash used in investing activities	(101,105)	(69,775)

Financing Activities:
Proceeds from bank credit facility	122,000	311,000
Payments on bank credit facility	(47,000)	(309,000)
Proceeds from mortgages and other debt	—	454,791
Payments on mortgages and other debt	—	(519,043)
Proceeds from exchangeable senior notes, net of discount	—	179,100
Purchase of call options	—	(9,900)
Financing costs	—	(12,526)
Distributions to common shareholders	(35,947)	(35,542)
Distributions to preferred shareholders	(15,443)	(14,924)
Distributions to holders of minority interests in SHR’s operating partnership	(470)	(479)
Distributions to holders of minority interests in consolidated affiliates	(3,479)	(996)
Common stock repurchase	—	(25,000)
Other financing activities	(144)	(145)

Net cash provided by financing activities	19,517	17,336

Effect of exchange rate changes on cash	4,538	628

Net change in cash and cash equivalents	(20,319)	27,775
Cash and cash equivalents, beginning of period	111,494	86,462

Cash and cash equivalents, end of period	$91,175	$114,237

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Six Months Ended June 30,
	2008	2007
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark to market of derivative instruments (see notes 2 and 9)	$(9,403)	$(12,493)

Distributions declared and payable to common shareholders (see note 8)	$17,997	$17,935

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 8)	$236	$236

Distributions payable to holders of minority interests in consolidated affiliates	$—	$258

Hyatt Regency New Orleans property damage and impairment recoverable through insurance	$—	$82,886

Capital expenditures recorded as liabilities	$6,523	$(178)

Cash Paid For:
Interest, net of interest capitalized	$(42,167)	$(39,009)

Income taxes, net of refunds	$(9,077)	$(5,179)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. and subsidiaries (SHR or the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2008, SHR’s portfolio included 20 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. SHR operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For the Company to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2008. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of June 30, 2008, SH Funding owned or leased the following 20 hotels:

1. Fairmont Chicago	11. InterContinental Prague
2. Fairmont Scottsdale Princess	12. Loews Santa Monica Beach Hotel
3. Four Seasons Mexico City	13. Marriott Champs Elysees Paris (Paris Marriott) (3)
4. Four Seasons Punta Mita Resort	14. Marriott Hamburg (3)
5. Four Seasons Washington, D.C.	15. Marriott Lincolnshire (4)
6. Hotel del Coronado (1)	16. Marriott London Grosvenor Square (4)
7. Hyatt Regency La Jolla (2)	17. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) (5)
8. Hyatt Regency Phoenix	18. Ritz-Carlton Half Moon Bay
9. InterContinental Chicago (2)	19. Ritz-Carlton Laguna Niguel
10. InterContinental Miami	20. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(2)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(3)	The Company has leasehold interests in these properties.
(4)	These properties are subject to ground lease arrangements.
(5)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the Securities and Exchange Commission (the SEC) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10- K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which SHR has a controlling interest.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If SHR determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then SHR will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2008, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; a 40% interest in Luxury Leisure Properties International, L.L.C. (LLPI); and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (see note 5). At June 30, 2008, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At June 30, 2008 and December 31, 2007, restricted cash and cash equivalents included $41,159,000 and $35,622,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At June 30, 2008 and December 31, 2007, restricted cash and cash equivalents also included reserves of $2,111,000 and $3,539,000, respectively, required by loan and other agreements.

Income Taxes:

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, SHR will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where SHR has operations do not recognize REITs under their respective tax laws. Accordingly, SHR is subject to tax in those jurisdictions.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2008 and 2007, income tax (expense) related to continuing operations is summarized as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Current tax (expense):
Europe	$(1,610)	$(303)	$(2,494)	$(584)
Mexico	(449)	(841)	(2,207)	(2,090)
United States	(678)	(425)	(713)	(425)

	(2,737)	(1,569)	(5,414)	(3,099)
Deferred tax (expense) benefit:
Europe	(824)	(109)	(673)	(297)
Mexico	(535)	71	(893)	(203)
United States	(2,339)	(3,711)	333	(2,940)

	(3,698)	(3,749)	(1,233)	(3,440)

Total income tax (expense)	$(6,435)	$(5,318)	$(6,647)	$(6,539)

Distributions in Excess of Minority Interest Capital:

Distributions that exceed minority interest partners’ capital in a consolidated entity are recorded as an expense in the consolidated statements of operations.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic income (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average common shares outstanding during each period. Diluted income (loss) per share is computed by dividing the net income (loss) available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of income (loss) from continuing operations available to common shareholders for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$17,230	$18,160	$12,800	$12,072
Preferred shareholder dividends	(7,722)	(7,462)	(15,443)	(14,924)

Income (loss) from continuing operations available to common shareholders	$9,508	$10,698	$(2,643)	$(2,852)

Denominator:
Weighted average common shares – basic	75,000	74,833	74,991	75,341
Potentially dilutive securities	48	181	—	—

Weighted average common shares – diluted	75,048	75,014	74,991	75,341

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive at June 30, 2008 and 2007 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2008	2007	2008	2007
Minority interests	976	976	976	976
Stock options and restricted stock units	885	736	1,490	1,192

In addition, the diluted income (loss) per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (the Exchangeable Notes) (see note 7) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Income (Loss):

SHR’s accumulated other comprehensive income (loss) results from mark-to-market of certain derivative financial instruments, unrealized gains or losses on foreign currency translation adjustments (CTA) and other adjustments.

The following table provides the components of accumulated other comprehensive income (loss) (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2008	$(53,587)	$35,182	$(18,405)
Mark-to-market of derivative instruments and other adjustments	8,610	—	8,610
Reclassification to equity in earnings of joint ventures	673	—	673
CTA activity	—	33,739	33,739
Adjustment for minority interest ownership in SH Funding	120	438	558

Balance at June 30, 2008	$(44,184)	$69,359	$25,175

New Accounting Pronouncements:

In May 2008, the FASB issued final FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. FSP APB 14-1 requires retrospective application and will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of FSP APB 14-1 on its financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company determined that SFAS 157 did not have a significant impact on the financial asset and liabilities on its financial statements. However, the FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of the non-financial asset and liability portion of SFAS 157 on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes SHR’s investment in hotel properties as of June 30, 2008 and December 31, 2007, excluding unconsolidated joint ventures for both periods presented and assets held for sale as of June 30, 2008 (in thousands):

	2008	2007
Land	$409,686	$402,179
Land held for development	116,973	113,006
Leasehold interest	11,633	11,633
Buildings	1,704,991	1,744,251
Building and leasehold improvements	63,921	19,218
Site improvements	53,421	53,287
Furniture, fixtures and equipment	408,542	368,698
Improvements in progress	65,609	61,030

Total investment in hotel properties	2,834,776	2,773,302
Less accumulated depreciation	(381,063)	(346,029)

Total investment in hotel properties, net	$2,453,713	$2,427,273

Consolidated hotel properties	18	19
Consolidated hotel rooms	7,590	8,287

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of June 30, 2008 and December 31, 2007, excluding unconsolidated joint ventures for both periods presented and assets held for sale as of June 30, 2008:

	2008	2007
Southern California	18.1%	18.4%
Northern California	17.9	18.0
Chicago, IL	14.5	13.8
Scottsdale, AZ	11.8	14.1
Washington, D.C.	5.5	5.4
Miami, FL	4.3	4.2

United States	72.1	73.9
Mexico	8.3	8.3
Prague, Czech Republic	8.2	7.0
London, England	6.9	6.6
Paris, France	4.5	4.2

Total	100.0%	100.0%

4.	DISCONTINUED OPERATIONS

The results of operations of hotels that have been sold or are held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On May 6, 2008, the Company entered into an agreement to sell the Hyatt Regency Phoenix hotel for a gross sales price of $96,000,000. The hotel’s assets and liabilities have been classified as held for sale on the accompanying consolidated balance sheet as of June 30, 2008. The significant components of assets held for sale and liabilities of assets held for sale at June 30, 2008 consist of investment in hotel properties, net ($57,715,000), cash ($95,000), other assets ($463,000), and accounts payable and accrued expenses ($4,204,000). The hotel’s results of operations have been classified as discontinued operations and segregated in the accompanying consolidated statements of operations for all periods presented. The transaction closed on July 2, 2008, and the Company will recognize a gain of approximately $35,000,000 after commissions and other selling costs.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note provided for payment in two tranches, a $6,000,000 tranche which bore interest at 10.0% and was due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs the net sales price to the Company was $28,047,000 resulting in a gain on sale of $2,279,000. The Company initially deferred recognition of the gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized $416,000 of the gain, which is recorded in discontinued operations for the six months ended June 30, 2008. The Company will recognize the remainder of the gain when remaining cash payments are received from the buyer.

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Hotel operating revenues	$10,052	$10,058	$24,275	$23,555

Operating costs and expenses	7,711	7,738	16,189	16,036
Depreciation and amortization	461	725	1,151	1,450
Impairment losses	—	37,716	—	37,716

Total operating costs and expenses	8,172	46,179	17,340	55,202

Operating income (loss)	1,880	(36,121)	6,935	(31,647)
Interest expense	—	(679)	—	(1,353)
Interest income	1	345	1	811
Other expenses, net	(76)	(79)	(257)	(232)
Income tax benefit (expense)	265	36	175	(35)
(Loss) gain on sale of assets	(2)	—	414	—
Minority interests	(21)	469	(87)	418

Income (loss) from discontinued operations	$2,047	$(36,029)	$7,181	$(32,038)

5.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of June 30, 2008 and December 31, 2007 includes the following (in thousands):

	2008	2007
Hotel del Coronado and North Beach Ventures (a)	$69,623	$69,052
Four Seasons Residence Club Punta Mita (b)	4,104	3,365
BuyEfficient (c)	6,444	6,384
LLPI (d)	932	—

Total investment in joint ventures	$81,103	$78,801

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. SHR earns asset management, development and financing fees under agreements with the Partnerships. SHR recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by SHR. These fees amounted to $248,000 and $341,000 for the three months ended June 30, 2008 and 2007, respectively, and $541,000 and $621,000 for the six months ended June 30, 2008 and 2007, respectively. These fees are included in other (expenses) income, net on the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that are developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. SHR earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by SHR. These fees amounted to $115,000 and $(1,000) for the three months ended June 30, 2008 and 2007, respectively, and $122,000 and $205,000 for the six months ended June 30, 2008 and 2007, respectively. These fees are included in other (expenses) income, net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a 40% interest in this venture (see note 11).

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s joint ventures as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 (in thousands):

	June 30, 2008	December 31, 2007
Assets
Investment in hotel properties, net	$327,116	$323,253
Goodwill	23,401	23,401
Hotel condominium development project	1,768	912
Intangible assets, net	49,083	49,173
Cash and cash equivalents	23,018	19,887
Restricted cash and cash equivalents	796	115
Other assets	53,134	50,809

Total assets	$478,316	$467,550

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$629,570	$627,121
Other liabilities	37,968	35,488
Partners’ deficit	(189,222)	(195,059)

Total liabilities and partners’ deficit	$478,316	$467,550

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Hotel operating revenue	$39,440	$34,076	$74,319	$64,574
Residential sales	10,426	47,109	11,135	49,491
Other	982	—	1,855	—

Total revenues	50,848	81,185	87,309	114,065
Expenses
Residential costs of sales	5,637	32,487	5,915	33,985
Hotel operating expenses	24,807	21,845	48,118	42,471
Depreciation and amortization	4,164	3,058	8,136	6,117
Other operating expenses	3,114	1,415	4,992	3,348

Total operating expenses	37,722	58,805	67,161	85,921

Operating income	13,126	22,380	20,148	28,144
Interest expense, net	(8,495)	(11,788)	(18,354)	(23,315)
Other (expenses) income, net	(869)	396	(518)	552

Net income	$3,762	$10,988	$1,276	$5,381

Equity in earnings in joint ventures
Net income	$3,762	$10,988	$1,276	$5,381
Joint venture partners’ share of income of joint ventures	(2,334)	(5,949)	(967)	(2,756)
Adjustments for basis differences, taxes and intercompany eliminations	154	(483)	494	(952)

Total equity in earnings of joint ventures	$1,582	$4,556	$803	$1,673

6.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and SHR recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended June 30, 2008 and 2007, SHR recognized $61,000 and $49,000 of the deferred gain, respectively, and for the six months ended June 30, 2008 and 2007 recognized $119,000 and $81,000, respectively. As of June 30, 2008 and December 31, 2007, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,938,000 and $4,801,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. SHR makes monthly minimum rent payments aggregating €3,540,000 ($5,573,000 based on the foreign exchange rate as of June 30, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at June 30, 2008 and December 31, 2007 was $7,872,000 and $7,299,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. SHR subleases its interest in the Marriott Hamburg to a third party. SHR has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and SHR recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. SHR recognized $1,315,000 and $1,136,000 of the deferred gain for the three months ended June 30, 2008 and 2007, respectively, and $2,579,000 and $2,240,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 and December 31, 2007, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $115,825,000 and $109,491,000, respectively. The lease’s initial term runs through December 31, 2029. SHR makes monthly minimum rent payments aggregating €11,533,000 ($18,158,000 based on the foreign exchange rate as of June 30, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. SHR funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at June 30, 2008 and December 31, 2007 was $13,902,000 and $14,509,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. Prior to January 1, 2008, SHR subleased its interest in the Paris Marriott to a third party. SHR reflected the sublease arrangement as an operating lease and recorded lease revenue. Effective January 1, 2008, the Company no longer subleases the operations of the Paris Marriott to a third party and reflects the operating results of the Paris Marriott in its consolidated statements of operations.

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

Debt	Spread (a) basis points	Initial Maturity		Balance Outstanding at
				June 30, 2008	December 31, 2007
Mortgage loans
Westin St. Francis	70	August	2008(b)	$220,000	$220,000
Fairmont Scottsdale Princess	56	September	2008(b)	180,000	180,000
InterContinental Prague	125	September	2008(c)	163,738	151,812
InterContinental Chicago	106	October	2008(b)	121,000	121,000
InterContinental Miami	73	October	2008(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March	2009(b)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March	2009(b)	76,500	76,500
Fairmont Chicago	70	April	2012	123,750	123,750
Hyatt Regency La Jolla	100	September	2012	97,500	97,500
Marriott London Grosvenor Square	110	October	2013	153,874	153,496

Total mortgage loans				1,344,612	1,332,308

Other debt(d)				33,042	31,547

Total mortgages and other debt payable				$1,377,654	$1,363,855

(a)	Interest is paid monthly at the applicable spread over LIBOR (2.46% at June 30, 2008) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid monthly at the applicable spread over EURIBOR (4.44% at June 30, 2008). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (5.95% at June 30, 2008).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	These loans are subject to three one-year extensions at the option of the Company or its consolidated affiliates. The Company has sent notice to the lenders of its intent to exercise its first option to extend the maturity date of the InterContinental Chicago, InterContinental Miami, Fairmont Scottsdale Princess and Westin St. Francis mortgage loans by an additional year.

(c)	The revolving loan with Aareal Bank was scheduled to mature on March 4, 2008; however, the Company extended the revolving loan for an additional six months. At the Company’s option, the revolving loan will mature on September 3, 2008 or will be converted to a term loan that would mature March 7, 2012. Interest is payable monthly at EURIBOR plus 1.25% during the revolving term and EURIBOR plus 1.20% during the term-loan period.

(d)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company issued two $17,500,000 non-interest bearing promissory notes due on August 31, 2008 and 2009, respectively. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The Exchangeable Notes can be exchanged for cash or shares of the Company’s common stock or a combination thereof, at the Company’s option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under the following circumstances:

(1) if during any calendar quarter beginning after June 30, 2007 (and only during such calendar quarter) the closing price per share of the Company’s common stock for at least 20 trading days in 30 consecutive trading days of the previous quarter is more than 130% of the applicable exchange price per share;

(2) if, for any five consecutive trading-day period, the trading price of the Exchangeable Notes on each trading day during such period is less than 95% of the product of the closing price per share of SHR’s common stock multiplied by the exchange rate on such trading day;

(3) if the Company calls the Exchangeable Notes for redemption;

(4) as described in the indenture, if the Company makes specified distributions to holders of SHR’s common stock or specified corporate transactions occur; or

(5) if the Company’s common stock ceases to be listed on a U.S. national or regional securities exchange.

The Exchangeable Notes may be exchanged based on an initial exchange rate of 36.1063 shares per $1,000 principal amount of the Exchangeable Notes, which represents an initial exchange price of approximately $27.70 per share and an exchange premium of approximately 20% based on a price of $23.08 per share of the Company’s common stock on March 29, 2007. Upon exchange, at the Company’s election, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of such holder’s Exchangeable Notes, or (ii) the exchange value, as defined. If the exchange value exceeds $1,000, the Company will also deliver, at

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its option, cash or SHR common stock or a combination of cash and SHR common stock for the exchange value in excess of $1,000. If the Exchangeable Notes are exchanged in connection with events specified in the indenture, the Company may be required to provide a make-whole premium in the form of an increase in the exchange rate, subject to a stated maximum amount. In addition, in connection with designated events, the holders of the Exchangeable Notes may require the Company to purchase all or a portion of their Exchangeable Notes at a purchase price equal to 100% of the principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any.

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

The Company also entered into a registration rights agreement. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of the Company’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $3,267,000 in additional interest or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. At June 30, 2008, the Company had no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds was used to repurchase and retire approximately 1,083,000 shares of the Company’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

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

Interest on the $500,000,000 bank credit facility is payable monthly at LIBOR plus a spread of 0.80% to 1.50% (0.80% as of June 30, 2008) depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The weighted average interest rate for the three and six months ended June 30, 2008 was 3.62% and 3.98%, respectively. At June 30, 2008, there was $184,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $28,750,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2008.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) as of June 30, 2008 for all mortgages and other debt payable, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ended December 31,	Amounts
2008 (remainder)	$17,245
2009	15,797
2010	9,015
2011	620,015
2012	937,342
Thereafter	141,565

Total	$1,740,979

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $2,226,000 and $2,494,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,358,000 and $5,195,000 for the six months ended June 30, 2008 and 2007, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,017,000 and $967,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,295,000 and $1,633,000 for the six months ended June 30, 2008 and 2007, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $45,000 for each of the three months ended June 30, 2008 and 2007 and $90,000 and $45,000 for the six months ended June 30, 2008 and 2007, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2007 (excluding 975,855 units of SH Funding outstanding at June 30, 2008 and December 31, 2007, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the Company’s option) (in thousands):

Outstanding at December 31, 2007	74,371
Restricted stock units redeemed for shares of SHR common stock	36

Outstanding at June 30, 2008	74,407

On June 30, 2008, the Company’s board of directors authorized a $50,000,000 share repurchase program. As of June 30, 2008, no shares of SHR common stock had been repurchased under the program.

Distributions:

Distributions are declared quarterly to holders of shares of SHR common stock and to SH Funding unitholders. The Company’s board of directors declared a distribution of $0.24 per share of SHR common stock for the second quarter of 2008. The distribution was paid on July 10, 2008.

Distributions are declared quarterly to holders of shares of SHR preferred stock. The Company’s board of directors declared quarterly distributions of $0.53125 per share of 8.50% Series A Cumulative Redeemable Preferred Stock, $0.51563 per share of 8.25% Series B Cumulative Redeemable Preferred Stock and $0.51563 per share of 8.25% Series C Cumulative Redeemable Preferred Stock for the second quarter of 2008. These distributions were paid on June 30, 2008.

9.	DERIVATIVES

SHR enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses.

SHR manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. SHR manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit SHR’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. SHR uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and, to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive income (loss). To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive income (loss) to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or income (loss) from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the accompanying consolidated balance sheets, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

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

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

The Company has determined that the majority of the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

Liabilities
Interest rate caps	$45
Interest rate swaps	$43,281

The fair value of the Company’s liabilities related to its interest rate caps and swaps as of December 31, 2007 were $32,000 and $52,003,000, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of June 30, 2008.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Relating to the Company’s interest rate caps and swaps, the following amounts were recorded in earnings for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other (expenses) income, net	$(30)	$7	$(13)	$1
Equity in (losses) of joint ventures	$(138)	$(148)	$(314)	$(299)

Interest Rate Caps:

At June 30, 2008 and December 31, 2007, the aggregate notional amount of SHR’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2008 to March 2009. The Company’s interest rate caps as of June 30, 2008 have not been designated as hedges; therefore, any mark-to-market adjustments are recorded in earnings.

Forward-Starting Interest Rate Cap

At June 30, 2008 and December 31, 2007, the Company had a sold forward-starting interest rate cap agreement with an effective date of January 2009. The sold cap has a notional amount of $9,000,000, a LIBOR strike rate of 5.00% and a maturity date of January 2011. The forward-starting interest rate cap has not been designated as a hedge; therefore, any mark-to-market adjustments are recorded in earnings.

Interest Rate Swaps:

At June 30, 2008 and December 31, 2007, the aggregate notional amount of SHR’s interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at June 30, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company’s swaps as of June 30, 2008 have been designated as cash flow hedges and the mark-to-market adjustments are reflected in accumulated other comprehensive income (loss).

Forward-Starting Interest Rate Swaps

At June 30, 2008 and December 31, 2007, the aggregate notional amount of SHR’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016.

These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective. The forward-starting interest rate swaps have been designated as cash flow hedges.

10.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of options to purchase shares of SHR common stock (Options), restricted stock units (RSUs), and stock appreciation rights (SARs). The Plan initially authorized the issuance of 3,000,000 shares of SHR common stock in connection with any such grants. On May 22, 2008, the Company’s shareholders approved the Company’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

On March 6, 2008, SHR granted Options under the Plan to purchase 148,805 shares of SHR common stock at a $13.44 per share exercise price.

The fair value for the Options granted on March 6, 2008 was estimated using a binomial option-pricing model based on the following inputs:

Inputs:	2008
Risk-free interest rate	2.94%
Expected dividend yield	7.14%
Volatility	25.26%
Weighted average expected life	6 years
Fair value of options granted	$1.92

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise; b) a dividend yield based on the Company’s historical dividend payments per share; c) volatility equal to an average that includes available historic volatility data; and d) an expected life equal to 60% of the term of the Option.

The Company recorded compensation expense of $1,537,000 and $1,392,000 related to share-based employee compensation for the three months ended June 30, 2008 and 2007, respectively, and $2,911,000 and $2,304,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was $9,755,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.1 years for nonvested RSUs, 1.8 years for performance-based RSUs and 2.4 years for Options.

11.	RELATED PARTY TRANSACTIONS

On February 12, 2008, the Company invested $1,200,000 in LLPI. LLPI is a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a remaining capital commitment of $800,000 which is currently contemplated to be paid in October 2008. The Company holds a 40% interest in LLPI. In addition to investing in LLPI, the Company has entered into an asset management agreement with LLPI for $10,000 per month related to the Company’s investment in the Four Seasons Residence Club Punta Mita joint venture. One of the founders and officers of LLPI is the son-in-law of SHR’s President and Chief Executive Officer.

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels will provide certain consulting services to SHR relating to SHR’s European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement has an initial term of one year but can be extended indefinitely. Pursuant to the agreement, Mr. Michels will receive, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michels’ administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under the Amended Plan, which shall vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates. For the three and six months ended June 30, 2008, SHR has recognized expense of $145,000 and $290,000, respectively, related to the consulting agreement.

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

Letters of Credit:

As of June 30, 2008, SHR had provided $28,750,000 in letters of credit. Letters of credit for $28,000,000 were issued as an earnest money deposit under SHR’s agreement to acquire an interest in a to-be-built mixed use building adjacent to the Fairmont Chicago property. The Company’s purchase of its interest is expected to cost approximately $83,940,000. The project is expected to close in late 2008. A letter of credit for $750,000 was provided related to the Company’s office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 earnest money deposit paid upon the execution of the agreement was included in other assets as of June 30, 2008 and December 31, 2007. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 earnest money deposit and each of the additional earnest money deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s earnest money deposits will no longer be refundable.

The Company also has a commitment to purchase an interest in a mixed use building adjacent to the Fairmont Chicago, which is more fully described in the preceding “Letters of Credit” section.

Construction Contracts:

The Company has executed various contracts related to construction activities. At June 30, 2008, the Company’s obligations under these contracts amounted to approximately $33,161,000. All of the construction activities related to these contracts are expected to be completed in 2008.

13.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

SHR operates in one reportable business segment, hotel ownership. As of June 30, 2008, SHR’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture (Four Seasons Residence Club Punta Mita), five European properties, including leasehold interests in each a French and a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations for all periods presented) and assets (excluding assets held for sale as of June 30, 2008) for the geographical areas in which SHR operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$202,581	$199,221	$382,145	$379,014
Mexico	24,010	20,794	52,219	44,554
Europe	43,362	29,193	73,434	50,171

Total	$269,953	$249,208	$507,798	$473,739

	June 30, 2008	December 31, 2007
Long-lived Assets:
United States	$2,129,464	$2,151,533
Mexico	240,792	238,342
Europe	611,001	545,354

Total	$2,981,257	$2,935,229

14.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At June 30, 2008 and December 31, 2007, deferred credits of $10,386,000 and $10,809,000, respectively, were included in accounts payable and accrued expenses.

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,872,000 based on the foreign exchange rate at June 30, 2008). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. For the three and six months ended June 30, 2008, the Company did not recognize any revenue related to the performance guarantee.

15.	SUBSEQUENT EVENTS

On July 2, 2008, SHR sold the Hyatt Regency Phoenix for a gross sales price of $96,000,000 (see note 4).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note on Forward-Looking Statements

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Overview

SHR was incorporated in Maryland in January 2004 to own and asset manage upper upscale and luxury hotels. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of June 30, 2008.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2008. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2008, as applicable, unless otherwise noted.

Factors Affecting Our Results of Operations

Paris Marriott. As the result of a sale leaseback transaction that occurred in 2003, we have a leasehold interest in the Paris Marriott. Prior to 2008, we subleased our leasehold interest in the Paris Marriott to a third party. We classified the sublease arrangement as an operating lease and recorded lease revenue in our statement of operations. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. Instead, we record the operating results of the Paris Marriott in our consolidated statements of operations.

Acquisition and Sale of Interests in Hotel Properties. During the third quarter of 2007, we purchased the 116-room Renaissance Paris , formerly referred to as Hotel Le Parc, in Paris, France for $95.0 million, including acquisition costs. The acquisition was financed using borrowings under our bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

During the fourth quarter of 2007, we sold the Hyatt Regency New Orleans hotel for a net sales price of $28.0 million, of which $9.0 million was in the form of a promissory note. The results of operations for this property have been classified as discontinued operations for all periods presented.

In July 2008, we sold the Hyatt Regency Phoenix hotel for a net sales price of $92.8 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

Total Portfolio and Same Store Asset Definitions. We define our Total Portfolio as properties that are wholly or partially owned or leased by us. We present certain information about our hotel operating results on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods being presented.

Our Same Store Assets for purposes of the comparison of the three months ended and six months ended June 30, 2008 and 2007 exclude the Renaissance Paris, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold and held for sale properties included in discontinued operations.

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

For purposes of calculating revenue per available room (RevPAR) for our Total Portfolio in 2008, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. For purposes of calculating Total Portfolio RevPAR in 2007, we excluded unconsolidated joint ventures and the Marriott Hamburg and the Paris Marriott hotels because we subleased the operations of these hotels and only recorded lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Renaissance Paris. This method for calculating RevPAR each period is consistently applied through the remainder of this “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2008 and 2007 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2008	2007	2008	2007
Revenues:
Rooms	54.9%	52.8%	54.8%	52.8%
Food and beverage	33.5%	33.9%	33.6%	33.9%
Other hotel operating revenue	11.1%	11.2%	11.1%	11.2%

	99.5%	97.9%	99.5%	97.9%
Lease revenue	0.5%	2.1%	0.5%	2.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR;

•

RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operations revenue such as telephone, parking and other guest services; and

•	Total RevPAR which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 53.9% of the rooms sold during the six months ended June 30, 2008. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 46.1% of the rooms sold during the six months ended June 30, 2008. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

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

Overall, our Total Portfolio and Same Store Assets RevPAR, excluding the Renaissance Paris and the Paris Marriott, increased by 0.9% to $200.31 during the six months ended June 30, 2008 from $198.48 during the six months ended June 30, 2007. Period-over-period changes in Total Portfolio and Same Store Assets RevPAR are affected by changes in the properties that are included in our RevPAR calculation.

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2008 and 2007 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2008	2007	2008	2007
Hotel Operating Expenses:
Rooms	18.9%	18.2%	18.7%	18.2%
Food and beverage	32.0%	32.3%	32.0%	32.3%
Other departmental expenses	34.8%	34.8%	35.0%	34.8%
Management fees	5.7%	5.4%	5.7%	5.4%
Other hotel expenses	8.6%	9.3%	8.6%	9.3%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 46.4% of the total hotel operating expenses for the six months ended June 30, 2008.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense included an offset for the amortization of the deferred gain of $1.4 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, and $2.7 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Operating Results

The following table presents the operating results for the three months ended June 30, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 27. Our Total Portfolio represents the results of operations included in our consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$148,320	$132,186	$16,134	12.2%	$144,996	$132,186	$12,810	9.7%
Food and beverage	91,157	84,015	7,142	8.5%	89,699	84,015	5,684	6.8%
Other hotel operating revenue	29,074	27,318	1,756	6.4%	28,536	27,318	1,218	4.5%

	268,551	243,519	25,032	10.3%	263,231	243,519	19,712	8.1%
Lease revenue	1,402	5,689	(4,287)	75.4%	1,402	5,689	(4,287)	75.4%

Total revenues	269,953	249,208	20,745	8.3%	264,633	249,208	15,425	6.2%

Operating Costs and Expenses:
Hotel operating expenses	185,805	170,783	15,022	8.8%	181,570	170,763	10,807	6.3%
Lease expense	4,534	3,886	648	16.7%	4,534	3,886	648	16.7%
Depreciation and amortization	30,197	25,315	4,882	19.3%	28,943	25,201	3,742	14.8%
Corporate expenses	7,566	8,062	(496)	6.2%	—	—	—	—

Total operating costs and expenses	228,102	208,046	20,056	9.6%	215,047	199,850	15,197	7.6%

Operating income	41,851	41,162	689	1.7%	$49,586	$49,358	$228	0.5%

Interest expense, net	(21,214)	(19,670)	(1,544)	7.8%
Loss on early extinguishment of debt	—	(160)	160	100.0%
Equity in earnings of joint ventures	1,582	4,556	(2,974)	65.3%
Foreign currency exchange gain (loss)	4,687	(2,015)	6,702	332.6%
Other (expenses) income, net	(177)	19	(196)	1,031.6%

Income before income taxes, minority interests, distributions in excess of minority interest capital, loss on sale of minority interests in hotel properties and discontinued operations	26,729	23,892	2,837	11.9%
Income tax expense	(6,435)	(5,318)	(1,117)	21.0%
Minority interests	(2,239)	(414)	(1,825)	440.8%
Distributions in excess of minority interest capital	(784)	—	(784)	100.0%

Income before loss on sale of minority interests in hotel properties and discontinued operations	17,271	18,160	(889)	4.9%
Loss on sale of minority interests in hotel properties	(41)	—	(41)	100.0%

Income from continuing operations	17,230	18,160	(930)	5.1%
Income (loss) from discontinued operations, net of tax and minority interests	2,047	(36,029)	38,076	105.7%

Net income (loss)	$19,277	$(17,869)	$37,146	207.9%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$49,586	$49,358	$228	0.5%
Corporate expenses					(7,566)	(8,062)	496	6.2%
Corporate depreciation and amortization					(360)	(114)	(246)	215.8%
Non-Same Store Assets operating income (loss)					191	(20)	211	1,055.0%

Operating income					$41,851	$41,162	$689	1.7%

Operating Data (1):
Number of hotels	18	17			17	17
Number of rooms	7,590	7,474			7,474	7,474

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax and minority interests for the three months ended June 30, 2008 and 2007.

Operating Income. Operating income for the Total Portfolio increased by $0.7 million, or 1.7%. This increase in operating income is primarily due to the following:

(a)	a $1.3 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008 and

(b)	a $0.5 million increase attributable to decreases in corporate expenses; partially offset by

(c)	a $1.1 million decrease attributable to the Same Store Assets, other than the Paris Marriott, as described below.

Rooms. For the Total Portfolio, rooms revenue increased $16.1 million, or 12.2%. RevPAR from our Total Portfolio for the three months ended June 30, 2008 increased by 7.5% from the three months ended June 30, 2007. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended June 30,
	2008	2007
Occupancy	76.58%	77.90%
ADR	$292.27	$267.36
RevPAR	$223.83	$208.28

The primary drivers of the increase in Total Portfolio rooms revenue include the acquisition of the Renaissance Paris, which generated approximately $3.3 million of rooms revenue and RevPAR of $314.83 during the three months ended June 30, 2008, and the consolidation of the Paris Marriott, which generated $11.0 million of rooms revenue and RevPAR of $629.70 during the three months ended June 30, 2008. The remaining properties contributed to a 1.4% increase in RevPAR, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $12.8 million, or 9.7%. RevPAR from our Same Store Assets for the three months ended June 30, 2008 increased by 6.8% from the three months ended June 30, 2007. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2008 and 2007 are summarized as follows:

	Three Months Ended June 30,
	2008	2007
Occupancy	76.51%	77.90%
ADR	$290.62	$267.36
RevPAR	$222.36	$208.28

The 6.8% increase in RevPAR for the Same Store Assets resulted from an 8.7% increase in the ADR partially offset by a 1.39 percentage-point decrease in occupancy. The increase in Same Store RevPAR was primarily due to the consolidation of the Paris Marriott operations, which we included in our Same Store Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $629.70 for the second quarter of 2008 primarily due to the weakening of the U.S. dollar against the euro and overall demand in the Paris market. The remaining Same Store Assets contributed to a RevPAR increase of 1.4%. The Four Seasons Mexico City had RevPAR growth of 10.2%, which was primarily due to the weakening of the U.S. dollar against the Mexican peso and a 3.1% increase in occupancy due to the shift of the Easter holiday, which occurred in March in 2008 as compared to April in 2007. The InterContinental Miami had RevPAR growth of 8.8%, which was primarily due to the 27.7% increase in group average rate for the quarter. These increases were partially offset by a 10.3% decrease in RevPAR at the Marriott Lincolnshire due to a 6.2 percentage-point decrease in occupancy, with group rooms 23.7% lower than the second quarter of 2007.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $7.1 million, or 8.5%. Approximately $1.5 million of the increase related to Renaissance Paris. Food and beverage revenue for the Same Store Assets increased $5.7 million, or 6.8%. The increase was primarily due to the consolidation of the Paris Marriott operations, which generated food and beverage revenue of $2.2 million. In addition, food and beverage revenue increased at the Four Seasons Mexico City, Hyatt Regency La Jolla and Four Seasons Washington, D.C. The increase at the Four Seasons Mexico City was primarily due to increased occupancy and more corporate group business during the second quarter of 2008 when compared to 2007. At the Hyatt Regency La Jolla, the increase in food and beverage revenue was directly related to the increase in banquet revenue, which was the result of a 16.8% increase in group rooms. The increase in food and beverage revenue at the Four Seasons Washington, D.C. was related to banquet service charge revenue that was netted against banquet service expense in 2007.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $1.8 million, or 6.4%. The increase was primarily attributed to a $1.0 million increase in cancellation fees during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. Additionally, theatre revenue at the Marriott Lincolnshire increased $0.4 million and the reversal of a liability assumed with the purchase of La Solana contributed $0.4 million during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $4.3 million, or 75.4%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change (%)	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$35,448	$31,178	$4,270	13.7%	$34,376	$31,178	$3,198	10.3%
Food and beverage	59,777	55,681	4,096	7.4%	58,426	55,681	2,745	4.9%
Other departmental expenses	64,216	58,574	5,642	9.6%	63,160	58,554	4,606	7.9%
Management fees	11,047	9,937	1,110	11.2%	10,900	9,937	963	9.7%
Other hotel expenses	15,317	15,413	(96)	0.6%	14,708	15,413	(705)	4.6%

Total hotel operating expenses	$185,805	$170,783	$15,022	8.8%	$181,570	$170,763	$10,807	6.3%

For the Total Portfolio, hotel operating expenses increased $15.0 million, or 8.8%. Approximately $7.6 million of the increase in hotel operating expenses related to the consolidation of the Paris Marriott operations. For the remainder of the Same Store Assets, hotel operating expenses increased $3.2 million.

The increase in hotel operating expenses for the Same Store Assets other than the Paris Marriott primarily related to increases in salaries, wages and related benefits ($2.4 million), utilities ($0.9 million), travel agent commissions ($0.4 million), maintenance costs ($0.3 million), credit card commissions ($0.2 million) and food and beverage cost of sales ($0.2 million). These increases were partially offset by a $2.3 million insurance expense decrease due to lower insurance premiums.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $4.9 million, or 19.3%, for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. Approximately $0.9 million of the increase related to Renaissance Paris. Another $0.2 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $3.7 million due to capital expenditure activity at the individual hotels.

Interest Expense, Net. The $1.5 million, or 7.8%, increase in interest expense, net for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007 was primarily due to:

•	a $2.6 million increase attributable to higher average borrowings,

•	a $0.1 million increase in amortization of deferred financing costs and

•	a $0.1 million decrease in interest income; partially offset by

•	a $1.0 million increase in capitalized interest and

•	a $0.3 million decrease due to lower average rates.

The components of interest expense, net for the three months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Mortgage and other debt	$(19,512)	$(17,370)
Bank credit facility	(1,750)	(1,577)
Exchangeable Notes	(1,620)	(1,576)
Amortization of deferred financing costs	(1,017)	(915)
Interest income	459	528
Capitalized interest	2,226	1,240

Total interest expense, net	$(21,214)	$(19,670)

The weighted average debt outstanding for the three months ended June 30, 2008 and 2007 amounted to $1.7 billion and $1.5 billion, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.4% and 5.4%, respectively. At June 30, 2008, including the effect of interest rate swaps, 23.0% of our total debt had variable interest rates and 77.0% had fixed interest rates.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended June 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$1,076	$677	$(10)	$(161)	$1,582

Depreciation	1,747	—	—	—	1,747
Interest	3,577	—	—	—	3,577
Income tax expense	38	245	—	—	283

Three months ended June 30, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings (losses)	$4,766	$(210)	$4,556

Depreciation	1,493	—	1,493
Interest	5,363	146	5,509
Income tax expense (benefit)	232	(138)	94

Equity in earnings decreased $3.0 million during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The decrease in equity in earnings was primarily due to the sale of residential condominium hotel units which were completed by the North Beach Venture in the second quarter of 2007, partially offset by a $1.8 million decrease in our share of interest expense at the Hotel del Coronado Venture due to lower interest rates in 2008 and 2008 sales of completed condominiums at the Residence Club Punta Mita.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain (loss) increased to a $4.7 million foreign currency exchange gain for the three months ended June 30, 2008 from a $2.0 million foreign currency exchange loss for the three months ended June 30, 2007. The increase was primarily related to euro-denominated loans associated with the InterContinental Prague hotel.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The other (expenses) income, net decreased $0.2 million during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The decrease was primarily attributable to decreases in asset management fees.

Income Tax Expense. Income tax expense increased $1.1 million during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The increase in income tax expense is primarily due to current income tax expense at the InterContinental Prague, which is due to changing foreign currency exchange rates. This increase is partially offset by a decrease in deferred tax expense primarily due to the sale of the North Beach Venture residential condominium hotel units in the second quarter of 2007.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. There was not a significant change in the minority interest in SH Funding for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007.

Minority interest expense in consolidated affiliates increased $1.8 million for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The change reflected the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interests in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007. During the three months ended June 30, 2007, we recorded minority interest expense for our minority interest partners’ 15% shares of net income at the InterContinental Chicago and InterContinental Miami. During the three months ended June 30, 2008, we recorded minority interest expense for our minority interest partners’ 49% shares of net income at the InterContinental Chicago and Hyatt Regency La Jolla.

Distributions in Excess of Minority Interest Capital. We made a distribution to our minority interest partner in excess of the minority interest partners’ capital account in the amount of $0.8 million for the three months ended June 30, 2008.

Income (Loss) from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of these operations were reclassified as discontinued operations for the three months ended June 30, 2008 and 2007. Income (loss) from discontinued operations amounted to $2.0 million in income and $36.0 million in loss for the three months ended June 30, 2008 and 2007, respectively. The loss from discontinued operations for the three months ended June 30, 2007 was primarily due to an impairment loss of $37.7 million recorded on the Hyatt Regency New Orleans and the $2.0 million of income for the three months ended June 30, 2008 was primarily related to the operations of the Hyatt Regency Phoenix.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Operating Results

The following table presents the operating results for the six months ended June 30, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets, as defined on page 27. Our Total Portfolio represents the results of operations included in our consolidated statements of operations (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$278,600	$250,070	$28,530	11.4%	$273,810	$250,070	$23,740	9.5%
Food and beverage	170,281	160,508	9,773	6.1%	168,174	160,508	7,666	4.8%
Other hotel operating revenue	56,228	53,060	3,168	6.0%	55,638	53,060	2,578	4.9%

	505,109	463,638	41,471	8.9%	497,622	463,638	33,984	7.3%
Lease revenue	2,689	10,101	(7,412)	73.4%	2,689	10,101	(7,412)	73.4%

Total revenues	507,798	473,739	34,059	7.2%	500,311	473,739	26,572	5.6%

Operating Costs and Expenses:
Hotel operating expenses	363,886	335,396	28,490	8.5%	356,830	335,376	21,454	6.4%
Lease expense	8,861	7,666	1,195	15.6%	8,861	7,666	1,195	15.6%
Depreciation and amortization	57,800	50,139	7,661	15.3%	55,416	49,924	5,492	11.0%
Corporate expenses	14,996	15,179	(183)	1.2%	—	—	—	—

Total operating costs and expenses	445,543	408,380	37,163	9.1%	421,107	392,966	28,141	7.2%

Operating income	62,255	65,359	(3,104)	4.7%	$79,204	$80,773	$(1,569)	1.9%

Interest expense, net	(42,546)	(39,528)	(3,018)	7.6%
Loss on early extinguishment of debt	—	(4,479)	4,479	100.0%
Equity in earnings of joint ventures	803	1,673	(870)	52.0%
Foreign currency exchange gain (loss)	1,478	(3,670)	5,148	140.3%
Other (expenses) income, net	(439)	15	(454)	3,026.7%

Income before income taxes, minority interests, distributions in excess of minority interest capital, loss on sale of minority interests in hotel properties and discontinued operations	21,551	19,370	2,181	11.3%
Income tax expense	(6,647)	(6,539)	(108)	1.7%
Minority interests	(1,274)	(759)	(515)	67.9%
Distributions in excess of minority interest capital	(784)	—	(784)	100.0%

Income before loss on sale of minority interests in hotel properties and discontinued operations	12,846	12,072	774	6.4%
Loss on sale of minority interests in hotel properties	(46)	—	(46)	100.0%

Income from continuing operations	12,800	12,072	728	6.0%
Income (loss) from discontinued operations, net of tax and minority interests	7,181	(32,038)	39,219	122.4%

Net income (loss)	$19,981	$(19,966)	$39,947	200.1%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$79,204	$80,773	$(1,569)	1.9%
Corporate expenses					(14,996)	(15,179)	183	1.2%
Corporate depreciation and amortization					(704)	(215)	(489)	227.4%
Non-Same Store Assets operating loss					(1,249)	(20)	(1,229)	6,145.0%

Operating income					$62,255	$65,359	$(3,104)	4.7%

Operating Data (1):
Number of hotels	18	17			17	17
Number of rooms	7,590	7,474			7,474	7,474

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax and minority interests for the six months ended June 30, 2008 and 2007.

Operating income. Operating income for the Total Portfolio decreased by $3.1 million, or 4.7%. This decrease in operating income is primarily due to the following:

(a)	a $3.7 million decrease attributable to the Same Store Assets, other than the Paris Marriott, as described below and

(b)	a $1.5 million decrease attributable to losses at the Renaissance Paris, which we purchased in July 2007, partially offset by

(c)	a $2.1 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008.

Rooms. For the Total Portfolio, rooms revenue increased $28.5 million, or 11.4%. RevPAR from our Total Portfolio for the six months ended June 30, 2008 increased by 5.9% from the six months ended June 30, 2007. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended June 30,
	2008	2007
Occupancy	72.82%	75.07%
ADR	$288.71	$264.41
RevPAR	$210.23	$198.48

The primary drivers of the increase in Total Portfolio rooms revenue included the acquisition of the Renaissance Paris, which generated approximately $4.8 million of rooms revenue and RevPAR of $226.87 during the six months ended June 30, 2008, and the consolidation of the Paris Marriott, which generated $19.6 million of rooms revenue and RevPAR of $560.50 during the six months ended June 30, 2008. The remaining properties contributed to a 0.9% increase in RevPAR, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $23.7 million, or 9.5%. RevPAR from our Same Store Assets for the six months ended June 30, 2008 increased by 5.8% from the six months ended June 30, 2007. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2008 and 2007 are summarized as follows:

	Six Months Ended June 30,
	2008	2007
Occupancy	72.98%	75.07%
ADR	$287.70	$264.41
RevPAR	$209.96	$198.48

The 5.8% increase in RevPAR for the Same Store Assets resulted from an 8.8% increase in the ADR partially offset by a 2.09 percentage-point decrease in occupancy. The increase in the Same Store RevPAR was primarily due to the consolidation of the Paris Marriott operations, which we included in our Same

Store Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $560.50 for the six months ended June 30, 2008. The remaining Same Store Assets contributed to a RevPAR increase of 0.9%. The Four Seasons Mexico City hotel had RevPAR growth of 8.2%, which was primarily due to the weakening of the U.S. dollar against the Mexican peso as well as increases in ADR due to strong, corporate demand in the market. The RevPAR increase at the Four Seasons Mexico City was partially offset by a 12.6% decrease in RevPAR at the Fairmont Chicago due to displacement at the hotel between January and April 2008 from extensive renovations, and a 9.1% decrease in RevPAR at the Marriott Lincolnshire due to occupancy decline of 15.8% for group rooms.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $9.8 million, or 6.1%. Approximately $2.1 million of the increase related to Renaissance Paris. Food and beverage revenue for the Same Store Assets increased $7.7 million, or 4.8%. The increase was primarily due to the consolidation of the Paris Marriott operations, which generated food and beverage revenue of $4.1 million. In addition, food and beverage revenue increased at the Four Seasons Punta Mita Resort due to business generated from the addition of 23 rooms. Food and beverage revenue also increased at the Four Seasons Mexico City primarily due to increased occupancy and more corporate group business during the six months ended June 30, 2008 when compared to six months ended June 30, 2007. The InterContinental Prague experienced increases in food and beverage revenue due to the weakening of the U.S. dollar against the Czech crown. These increases were offset by lower food and beverage revenue at Marriott London Grosvenor Square, which closed a hotel restaurant that is now leased to a third party and had displaced business due to extensive renovations, and lower food and beverage revenues at the Marriott Lincolnshire due to the 5.2 percentage-point decrease in occupancy as well as new supply in the market.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $3.2 million, or 6.0%. The increase was primarily attributed to a $1.1 million increase in cancellation fees during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. Additionally, fees earned as a result of increased usage of the villa rental program at the Four Seasons Punta Mita increased $1.3 million and the reversal of a liability assumed with the purchase of La Solana contributed $0.4 million during the six months ended June 30, 2008 when compared to 2007.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $7.4 million, or 73.4%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change (%)	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$68,573	$60,965	$7,608	12.5%	$66,690	$60,965	$5,725	9.4%
Food and beverage	116,520	108,310	8,210	7.6%	114,168	108,310	5,858	5.4%
Other departmental expenses	126,778	116,773	10,005	8.6%	124,906	116,753	8,153	7.0%
Management fees	20,656	18,153	2,503	13.8%	20,445	18,153	2,292	12.6%
Other hotel expenses	31,359	31,195	164	0.5%	30,621	31,195	(574)	1.8%

Total hotel operating expenses	$363,886	$335,396	$28,490	8.5%	$356,830	$335,376	$21,454	6.4%

For the Total Portfolio, hotel operating expenses increased $28.5 million, or 8.5%. Approximately $13.9 million of the increase in hotel operating expenses related to the consolidation of the Paris Marriott operations. For the remainder of the Same Store Assets, hotel operating expenses increased $7.6 million. The increase in hotel operating expenses for the Same Store Assets other than the Paris Marriott primarily related to increases in salaries, wages and related benefits ($5.7 million), utilities ($1.3 million), base and incentive management fees ($0.7 million), travel agent commission ($0.5 million), credit card commission ($0.3 million) and food and beverage cost of sales ($0.3 million). These increases were partially offset by a $3.0 million insurance expense decrease due to lower insurance premiums.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $7.7 million, or 15.3%, for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. Approximately $1.7 million of the increase related to Renaissance Paris. Another $0.5 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $5.5 million due to capital expenditure activity at the individual hotels.

Interest Expense, Net. The $3.0 million, or 7.6%, increase in interest expense, net for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007 was primarily due to:

•	a $5.4 million increase attributable to higher average borrowings and

•	a $0.8 million increase in amortization of deferred financing costs; partially offset by

•	a $1.7 million increase in capitalized interest and

•	a $1.5 million decrease due to lower average rates.

The components of interest expense, net for the six months ended June 30, 2008 and 2007 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Mortgage and other debt	$(39,029)	$(35,830)
Bank credit facility	(3,429)	(4,282)
Exchangeable Notes	(3,205)	(1,576)
Amortization of deferred financing costs	(2,295)	(1,529)
Interest income	1,054	992
Capitalized interest	4,358	2,697

Total interest expense, net	$(42,546)	$(39,528)

The weighted average debt outstanding for the six months ended June 30, 2008 and 2007 amounted to $1.7 billion and $1.5 billion, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.4% and 5.6%, respectively. At June 30, 2008, including the effect of interest rate swaps, 23.0% of our total debt had variable interest rates and 77.0% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $4.5 million for the six months ended June 30, 2007. Approximately $3.0 million of the balance included the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of our bank credit facility. The remaining balance consisted of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Six months ended June 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$321	$718	$31	$(267)	$803

Depreciation	3,647	—	—	—	3,647
Interest	7,988	—	—	—	7,988
Income tax (benefit) expense	(302)	263	—	—	(39)

Six months ended June 30, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings (losses)	$2,033	$(360)	$1,673

Depreciation	3,453	—	3,453
Interest	10,396	206	10,602
Income tax expense (benefit)	327	(208)	119

Equity in earnings decreased $0.9 million during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. The decrease in equity in earnings was primarily due to the sale of residential condominium hotel units which were completed by the North Beach Venture in the second quarter of 2007, partially offset by a $2.4 million decrease in our share of interest expense at the Hotel del Coronado Venture due to lower interest rates in 2008 and 2008 sales of completed condominiums at the Residence Club Punta Mita.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain (loss) increased to a $1.5 million foreign currency exchange gain during the six months ended June 30, 2008 from a $3.7 million foreign exchange loss during the six months ended June 30, 2007. The foreign currency exchange gain is primarily related to euro-denominated loans associated with the InterContinental Prague hotel.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state and local and franchise taxes, as well as other miscellaneous income and expenses. The increase in other (expenses) income, net of $0.5 million was primarily attributable to decreases in asset management fees.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. There was not a significant change in the minority interest in SH Funding for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007.

Minority interest expense in consolidated affiliates increased $0.5 million for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. The change reflected the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interests in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007. During the six months ended June 30, 2007, we recorded minority interest expense for our minority interest partners’ 15% shares of net income at the InterContinental Chicago and InterContinental Miami. During the six months ended June 30, 2008, we recorded minority interest expense for our minority interest partners’ 49% shares of net income at the InterContinental Chicago and Hyatt Regency La Jolla.

Distributions in Excess of Minority Interest Capital. We made a distribution to our minority interest partner in excess of the minority interest partners’ capital account in the amount of $0.8 million for the six months ended June 30, 2008.

Income (Loss) from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of these operations were reclassified as discontinued operations for the six months ended June 30, 2008 and 2007. Income (loss) from discontinued operations amounted to $7.2 million income and $32.0 million loss for the six months ended June 30, 2008 and 2007, respectively. The loss from discontinued operations for the six months ended June 30, 2007 was primarily due to an impairment loss of $37.7 million recorded on the Hyatt Regency New Orleans and $7.0 million of income for the six months ended June 30, 2008 was primarily related to the operations of the Hyatt Regency Phoenix.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance and capital expenditures necessary to maintain, improve and expand our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	acquisitions;

•	future distributions paid to our common stockholders to maintain our REIT status;

•	future distributions paid to our preferred stockholders; and

•	future distributions to minority interests.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital and cash provided by our operations. We believe that our existing working capital, our bank credit facility described below and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months.

Capital expenditures for the six months ended June 30, 2008 and 2007 amounted to $104.4 million and $54.1 million, respectively. Included in the 2008 and 2007 amounts were $4.4 million and $5.2 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2008, we expect to fund hotel FF&E Reserve projects of approximately $20.0 million and owner-funded projects of approximately $40.0 - $60.0 million.

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

Interest accrues at LIBOR plus a spread of 0.80% to 1.50% per annum (0.80% at June 30, 2008), depending on a leverage test. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At August 8, 2008, there was $122.0 million outstanding under this facility. At August 8, 2008, there were outstanding letters of credit of $28.8 million.

Our bank credit facility contains financial and other restrictive covenants. As of June 30, 2008, our ability to borrow under this facility is subject to financial covenants including:

•	minimum tangible net worth of $946.8 million plus 75% of proceeds we receive from any new issuance of common stock;

•

minimum ratio of consolidated earnings before interest expense, taxes, depreciation and amortization (EBITDA) to fixed charges of 1.20 through the second anniversary of the agreement and 1.30 after the second anniversary;

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

Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. Our bank credit facility also contains customary restrictive covenants, including, among other things, that asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis. Any failure to satisfy such covenants may result in a default, which would have a material adverse effect on our financial condition and liquidity.

As of June 30, 2008, we are compliant with the above financial and other restrictive covenants.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of June 30, 2008 (in thousands):

	Balance as of June 30, 2008	Remainder of 2008	2009	2010	2011	2012	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70%	$123,750	$—	$—	$—	$—	$123,750	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	—	118,250	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	—	76,500	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	—	97,500	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	—	121,000	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	—	90,000	—	—
InterContinental Prague, EURIBOR plus 1.25%	163,738	—	—	4,912	4,912	153,914	—
Westin St. Francis, LIBOR plus 0.70%	220,000	—	—	—	220,000	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	153,874	—	—	4,103	4,103	4,103	141,565
Fairmont Scottsdale Princess, LIBOR plus 0.56%	180,000	—	—	—	180,000	—	—

Total mortgage loans	1,344,612	—	—	9,015	620,015	574,017	141,565
Other debt (1)	33,042	17,245	15,797	—	—	—	—

Total mortgages and other debt payable	$1,377,654	$17,245	$15,797	$9,015	$620,015	$574,017	$141,565

(1)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we issued two $17.5 million non-interest bearing promissory notes due on August 31, 2008 and 2009, respectively. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the notes.

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

Equity Securities

As of June 30, 2008, we had 1,197,690 RSUs outstanding, of which 592,677 were vested. In addition, we had 885,026 Options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and OP Units since December 31, 2007 (excluding RSUs):

	Common Shares	OP Units Represented by Minority Interests	Total
Outstanding at December 31, 2007	74,371,230	975,855	75,347,085

RSUs redeemed for shares of our common stock	36,222	—	36,222

Outstanding at June 30, 2008	74,407,452	975,855	75,383,307

Cash Flows

Operating Activities. Net cash provided by operating activities was $56.7 million for the six months ended June 30, 2008 compared to $79.6 million for the six months ended June 30, 2007. The decrease in net cash provided by operating activities is primarily due to decreases in accounts payable and accrued expenses and decreases in accounts receivable as compared to six months ended June 30, 2007.

Investing Activities. Net cash used in investing activities was $101.1 million for the six months ended June 30, 2008, compared to $69.8 million for the six months ended June 30, 2007. The significant investing activities during these periods are summarized below:

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the six months ended June 30, 2007.

•	We paid $1.2 million during the six months ended June 30, 2007 for an interest in a newly-formed joint venture, LLPI.

•	We received $13.5 million of insurance proceeds during the six months ended June 30, 2007 as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•

Restricted cash and cash equivalents increased by $4.1 million during the six months ended June 30, 2008, primarily due to the consolidation of the Paris Marriott. Restricted cash and cash equivalents decreased by $12.3 million during the six months ended June 30, 2007, primarily due to the release of insurance proceeds.

•

We disbursed $104.4 million and $54.1 million during the six months ended June 30, 2008 and 2007, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•	We completed the acquisition of our partner’s 15% minority interest in the InterContinental Chicago hotel for approximately $22.0 million in May 2007.

•	In the second quarter of 2007, we paid $12.5 million in escrow deposits in connection with potential hotel acquisitions.

Financing Activities. Net cash provided by financing activities was $19.5 million for the six months ended June 30, 2008 compared to $17.3 million for the six months ended June 30, 2007. The significant financing activities during these periods are summarized below:

•

During the six months ended June 30, 2008 and 2007, we paid quarterly distributions to our common shareholders amounting to $35.9 million and $35.5 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $15.4 million and $14.9 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.5 million and $0.5 million, respectively.

•	During the six months ended June 30, 2008 and 2007, we received net proceeds on our bank credit facility of $75.0 million and $2.0 million, respectively.

•	During the six months ended June 30, 2007, we made net payments on mortgage debt and other debt of $64.3 million.

•	We paid financing costs of $12.5 million during the six months ended June 30, 2007.

•	We received net proceeds from the issuance of Exchangeable Notes of $179.1 million during the six months ended June 30, 2007.

•	We paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes during the six months ended June 30, 2007.

•	We paid $25.0 million for the repurchase of common stock during the six months ended June 30, 2007.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (1)	$1,740,979	$17,245	$644,827	$1,078,907	$—
Interest on long-term debt obligations (2)	327,919	44,766	243,781	39,372	—
Operating lease obligations—ground leases and office space	11,659	60	1,515	1,417	8,667
Operating leases – Paris Marriott and Hamburg Marriott	513,015	11,866	71,195	47,463	382,491
Construction contracts (3)	33,161	33,161	—	—	—
Acquisition agreement – portion of mixed use building (3)	83,940	83,940	—	—	—

Total	$2,710,673	$191,038	$961,318	$1,167,159	$391,158

(1)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes and bank credit facility.
(2)	Interest on variable rate debt obligations is calculated based on the variable rates at June 30, 2008 and includes the effect of our interest rate swaps.
(3)	See “Item 1. Financial Statements – Note 12 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2008, $41.2 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and North Beach Venture, the owner of an adjacent residential condominium-hotel development. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At June 30, 2008, there was no outstanding balance on the revolving credit facility. At June 30, 2008, there were letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At June 30, 2008, our investment in the Partnerships amounted to $69.6 million. Our equity in earnings of the Partnerships was $0.3 million for the six months ended June 30, 2008.

We earn fees under an asset management agreement with the Partnerships. We receive fees amounting to 1% of the Partnerships’ revenues and 2% of the Partnerships’ development costs. In addition, we earn financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture, as well as certain incentive fees as provided by the asset management agreements. We recognize income of 55% of these fees, representing the percentage of the Partnerships not owned by us.

Four Seasons Residence Club Punta Mita

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the joint venture amounted to $4.1 million. Our equity in earnings of the joint venture was $0.7 million for the six months ended June 30, 2008.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the joint venture amounted to $6.4 million. Our equity in earnings of the joint venture was $31,000 for the six months ended June 30, 2008.

LLPI

We own a 40% interest in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe, as well as creating private residence clubs in luxury resort markets and marketing and selling shared ownership interests in private residences. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. We account for this investment under the equity method of accounting. At June 30, 2008, our investment in the joint venture amounted to $0.9 million. Our equity in losses of the joint venture was $0.3 million for the six months ended June 30, 2008.

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

•

Impairment of Long-Lived Assets and Goodwill. We periodically review each property and any related goodwill for possible impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In this analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment review requires estimates of the fair value of our properties that have goodwill resulting from our purchase price allocations. These estimates of fair value are prepared using the procedures described above. We recorded impairment losses on goodwill and hotel property of $37.7 million, included in income (loss) from discontinued operations, net of tax and minority interests, for the three and six months ended June 30, 2007 on the Hyatt Regency New Orleans based on our impairment analysis in the second quarter of 2007. There was no impairment on property and equipment or goodwill for the six months ended June 30, 2008.

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

•

Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on our consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. We classified the Hyatt Regency Phoenix hotel as held for sale as of June 30, 2008.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenues for hotels in tourist areas, those with significant group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel.

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

New Accounting Pronouncements

In May 2008, the FASB issued final FSP APB 14-1 that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. FSP APB 14-1 requires retrospective application and will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 on our financial statements.

In March 2008, the FASB issued SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161 on our financial statements.

In December 2007, the FASB issued SFAS 160. The statement requires that noncontrolling interests be reported as stockholders equity, a change that will affect our financial statement presentation of minority interests in our consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our financial statements.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed and noncontrolling interests. The statement is effective for fiscal years beginning after December 31, 2008. We are currently evaluating the impact of SFAS 141(R) on our financial statements.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We have determined to not elect the fair value option for any of its financial assets and liabilities that existed at the date of adoption (January 1, 2008).

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. We have determined that SFAS 157 did not have a significant impact on the financial assets and liabilities in our financial statements. However, the FASB has issued FSP FAS 157-2 which defers the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of the non-financial asset and liability portion of SFAS 157 on our financial statements.

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

See “Item 2. Financial Statements - Note 9 Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2008.

As of June 30, 2008, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes were approximately $1.7 billion, of which approximately $400.0 million, or 23.0%, was variable rate debt. Total variable rate debt excluded $1.1 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.6 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million annually.

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

For the six months ended June 30, 2008, approximately 24.7% of our total revenues are generated outside of the U.S., with approximately 10.3% of total revenues generated from the Four Seasons Punta Mita Resort, Four Seasons Mexico City, and La Solana Villas (which use the Mexican peso), approximately 6.7% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 4.1% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 3.6% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

During the six months ended June 30, 2008, the U.S. dollar continued to weaken relative to the currencies of our international markets. If the U.S. dollar had weakened an additional 10% during the six months ended June 30, 2008, total revenues would have approximately increased as follows from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$5.2	$3.4	$2.1	$1.8	$12.5

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The asset and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive income (loss). If the U.S. dollar had weakened an additional 10% during the six months ended June 30, 2008, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $10.1 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of June 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June  30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following risk factor updates the risk factor titled “An economic slowdown would adversely affect our results by causing declines in average daily room rates or occupancy.” in our annual report on Form 10-K for the year ended December 31, 2007.

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty of its breadth, depth and duration have left it unclear whether the lodging industry’s growth environment during the past few years will continue. Many economists have reported that the U.S. economy is slowing and may be in, or nearing, a recession. Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs remain at current high levels for an extended period or increase further.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2008 annual meeting of our stockholders held on May 22, 2008, stockholders considered and voted upon:

1.	A proposal to elect eight directors (identified in the table below) to serve until the next annual meeting of stockholders and until such directors’ successors are duly elected and qualify (“Proposal 1”);

2.	A proposal to amend the 2004 Incentive Plan (“Proposal 2”); and

3.	A proposal to consider and vote upon the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 (“Proposal 3”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes
Proposal 1
Robert P. Bowen	49,912,488	—	18,468,414	—
Michael W. Brennan	49,884,208	—	18,496,694	—
Edward C. Coppola	49,621,045	—	18,759,857	—
Kenneth Fisher	49,974,865	—	18,406,037	—
Laurence S. Geller	49,974,761	—	18,406,141	—
James A. Jeffs	50,094,467	—	18,286,435	—
Sir David Michels	22,936,370	—	45,444,532	—
William A. Prezant	50,058,524	—	18,322,378	—
Proposal 2	38,457,194	28,283,025	6,407	—
Proposal 3	68,313,125	63,757	4,020	—

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

	3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

	10.1	Strategic Hotels & Resorts, Inc. Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 29, 2008 and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 8, 2008	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

August 8, 2008	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer