Form 10-Q
period 2008-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2008-11-07
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 5, 2008 was 74,410,012.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

WHERE TO FIND MORE INFORMATION:

We maintain a website at http://www.strategichotels.com. Through our website, we make available, free of charge, our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains a website that contains these reports at http://www.sec.gov.

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2008	December 31, 2007
Assets
Investment in hotel properties, net	$2,416,521	$2,427,273
Goodwill	404,724	462,536
Intangible assets, net of accumulated amortization of $3,060 and $3,271	39,617	45,420
Investment in joint ventures	83,024	78,801
Cash and cash equivalents	70,483	111,494
Restricted cash and cash equivalents	45,675	39,161
Accounts receivable, net of allowance for doubtful accounts of $2,156 and $1,965	76,569	82,217
Deferred financing costs, net of accumulated amortization of $5,981 and $4,809	11,819	14,868
Deferred tax assets	41,248	41,790
Other assets	56,319	62,736

Total assets	$3,245,999	$3,366,296

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,333,101	$1,363,855
Exchangeable senior notes, net of discount	179,370	179,235
Bank credit facility	127,000	109,000
Accounts payable and accrued expenses	273,140	266,324
Distributions payable	18,259	18,179
Deferred tax liabilities	36,698	36,407
Deferred gain on sale of hotels	109,178	114,292

Total liabilities	2,076,746	2,087,292
Minority interests in SHR’s operating partnership	10,046	11,512
Minority interests in consolidated affiliates	26,501	30,653
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,410,012 and 74,371,230 common shares issued and outstanding)	744	742
Additional paid-in capital	1,205,767	1,201,503
Accumulated deficit	(419,171)	(304,922)
Accumulated other comprehensive loss	(12,555)	(18,405)

Total shareholders’ equity	1,132,706	1,236,839

Total liabilities and shareholders’ equity	$3,245,999	$3,366,296

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rooms	$138,209	$128,506	$416,809	$378,576
Food and beverage	73,802	73,921	244,083	234,429
Other hotel operating revenue	25,174	25,678	81,402	78,738

	237,185	228,105	742,294	691,743
Lease revenue	1,528	7,228	4,217	17,329

Total revenues	238,713	235,333	746,511	709,072

Operating Costs and Expenses:
Rooms	34,064	32,386	102,637	93,351
Food and beverage	54,439	52,736	170,959	161,046
Other departmental expenses	61,922	58,544	188,700	175,317
Management fees	9,851	9,580	30,507	27,733
Other hotel expenses	13,937	16,754	45,296	47,949
Lease expense	4,702	3,986	13,563	11,652
Depreciation and amortization	32,356	26,117	90,156	76,256
Impairment losses and other charges	96,679	7,358	96,679	7,358
Corporate expenses	6,541	5,891	21,537	21,070

Total operating costs and expenses	314,491	213,352	760,034	621,732

Operating (loss) income	(75,778)	21,981	(13,523)	87,340
Interest expense	(21,106)	(22,836)	(64,706)	(63,357)
Interest income	443	840	1,497	1,833
Loss on early extinguishment of debt	—	(3,366)	—	(7,845)
Equity in earnings of joint ventures	2,367	6,539	3,170	8,212
Foreign currency exchange gain (loss)	2,604	125	4,082	(3,545)
Other (expenses) income, net	(55)	500	(494)	515

(Loss) income before income taxes, minority interests, distributions in excess of minority interest capital, gain (loss) on sale of minority interests in hotel properties and discontinued operations	(91,525)	3,783	(69,974)	23,153
Income tax expense	(103)	(2,901)	(6,750)	(9,440)
Minority interest in SHR’s operating partnership	1,218	(7)	1,053	(163)
Minority interest in consolidated affiliates	(1,778)	(225)	(2,887)	(828)
Distributions in excess of minority interest capital	(1,715)	—	(2,499)	—

(Loss) income before gain (loss) on sale of minority interests in hotel properties and discontinued operations	(93,903)	650	(81,057)	12,722
Gain (loss) on sale of minority interests in hotel properties	—	84,792	(46)	84,792

(Loss) income from continuing operations	(93,903)	85,442	(81,103)	97,514
Income (loss) from discontinued operations, net of tax and minority interests	36,840	(9,464)	44,021	(41,502)

Net (Loss) Income	$(57,063)	$75,978	$(37,082)	$56,012
(Loss) gain on currency translation adjustments	(32,125)	15,604	1,614	13,619
(Loss) gain on mark to market of derivatives	(5,134)	(22,454)	4,149	(10,121)

Comprehensive (Loss) Income	$(94,322)	$69,128	$(31,319)	$59,510

Net (Loss) Income	$(57,063)	$75,978	$(37,082)	$56,012
Preferred shareholder dividends	(7,721)	(7,461)	(23,164)	(22,385)

Net (Loss) Income Available to Common Shareholders	$(64,784)	$68,517	$(60,246)	$33,627

Basic (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(1.35)	$1.04	$(1.39)	$1.00
Income (loss) from discontinued operations per share	0.49	(0.12)	0.59	(0.55)

Net (loss) income available to common shareholders per share	$(0.86)	$0.92	$(0.80)	$0.45

Weighted average common shares outstanding	75,022	74,793	75,015	75,162

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations available to common shareholders per share	$(1.35)	$1.04	$(1.39)	$1.00
Income (loss) from discontinued operations per share	0.49	(0.13)	0.59	(0.55)

Net (loss) income available to common shareholders per share	$(0.86)	$0.91	$(0.80)	$0.45

Weighted average common shares outstanding	75,022	74,992	75,015	75,403

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net (loss) income	$(37,082)	$56,012
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	(487)	(378)
Minority interest in consolidated affiliates	5,386	828
Deferred income tax (benefit) expense	(464)	3,779
Depreciation and amortization	91,307	78,408
Amortization of deferred financing costs and discount	3,382	2,700
Impairment losses and other charges	96,679	45,074
Loss on early extinguishment of debt	—	15,139
Equity in earnings of joint ventures	(3,170)	(8,212)
Share-based compensation	4,193	3,421
Gain on sale of assets	(37,884)	—
Loss (gain) on sale of minority interests in hotel properties	46	(84,792)
Foreign currency exchange (gain) loss	(4,082)	3,545
Recognition of deferred and other gains, net	(4,020)	(3,528)
Decrease (increase) in accounts receivable	5,585	(21,010)
Insurance proceeds received	—	12,701
Decrease in other assets	1,869	1,176
(Decrease) increase in accounts payable and accrued expenses	(15,400)	24,935

Net cash provided by operating activities	105,858	129,798

Investing Activities:
Proceeds from sales of assets	90,333	—
Proceeds from sale of minority interests in hotel properties	—	111,188
Proceeds from promissory note	6,000	—
Acquisition of hotel investments	(170)	(96,849)
Acquisition of interest in joint ventures	(1,228)	—
Acquisition of interest in consolidated affiliates	—	(31,440)
Escrow deposits	—	(5,693)
Restricted and unrestricted cash acquired	—	1,549
Cash received from joint venture	609	766
Increase in security deposits related to sale-leasebacks	(1,625)	(1,169)
Insurance proceeds received	—	62,092
Capital expenditures	(147,191)	(79,824)
(Increase) decrease in restricted cash and cash equivalents	(3,514)	15,688
Other investing activities	(113)	(1,254)

Net cash used in investing activities	(56,899)	(24,946)

Financing Activities:
Proceeds from bank credit facility	149,000	606,000
Payments on bank credit facility	(131,000)	(601,000)
Proceeds from mortgages and other debt	—	593,291
Payments on mortgages and other debt	(17,500)	(719,292)
Proceeds from exchangeable senior notes, net of discount	—	179,100
Purchase of call options	—	(9,900)
Financing costs	(288)	(23,042)
Distributions to common shareholders	(53,928)	(53,428)
Distributions to preferred shareholders	(23,164)	(22,385)
Distributions to holders of minority interests in SHR’s operating partnership	(705)	(747)
Distributions to holders of minority interests in consolidated affiliates	(9,800)	(1,164)
Common stock repurchase	—	(25,000)
Other financing activities	(182)	(221)

Net cash used in financing activities	(87,567)	(77,788)

Effect of exchange rate changes on cash	(2,403)	3,694

Net change in cash and cash equivalents	(41,011)	30,758
Cash and cash equivalents, beginning of period	111,494	86,462

Cash and cash equivalents, end of period	$70,483	$117,220

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
Supplemental Schedule of Non-Cash Investing and Financing Activities:
(Gain) loss on mark to market of derivative instruments (see notes 2 and 10)	$(4,203)	$10,252

Distributions declared and payable to common shareholders (see note 9)	$18,004	$17,938

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 9)	$236	$236

Hyatt Regency New Orleans property damage and impairment recoverable through insurance	$—	$82,886

Capital expenditures recorded as liabilities	$3,872	$341

Cash Paid For:
Interest, net of interest capitalized	$61,020	$59,381

Income taxes, net of refunds	$10,638	$5,871

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2008, the Company’s portfolio included 19 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2008. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of September 30, 2008, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	11. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale Princess	12. Marriott Champs Elysees Paris (Paris Marriott) (3)
3. Four Seasons Mexico City	13. Marriott Hamburg (3)
4. Four Seasons Punta Mita Resort	14. Marriott Lincolnshire (4)
5. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (4)
6. Hotel del Coronado (1)	16. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) (5)
7. Hyatt Regency La Jolla (2)	17. Ritz-Carlton Half Moon Bay
8. InterContinental Chicago (2)	18. Ritz-Carlton Laguna Niguel
9. InterContinental Miami	19. Westin St. Francis
10. InterContinental Prague

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(2)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(3)	The Company has leasehold interests in these properties.
(4)	These properties are subject to ground lease arrangements.
(5)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2008, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; a 40% interest in Luxury Leisure Properties International, L.L.C. (LLPI); and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (see note 6). At September 30, 2008, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At September 30, 2008 and December 31, 2007, restricted cash and cash equivalents included $38,766,000 and $35,622,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At September 30, 2008 and December 31, 2007, restricted cash and cash equivalents also included reserves of $6,909,000 and $3,539,000, respectively, required by loan and other agreements.

Income Taxes:

SHR has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, SHR will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where the Company has operations do not recognize REITs under their respective tax laws. Accordingly, the Company is subject to tax in those jurisdictions.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2008 and 2007, income tax (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current tax (expense) benefit:
Europe	$(440)	$(1,114)	$(2,934)	$(1,698)
Mexico	(984)	(1,024)	(3,191)	(3,114)
United States	(55)	20	(768)	(405)

	(1,479)	(2,118)	(6,893)	(5,217)
Deferred tax benefit (expense):
Europe	14	(127)	(659)	(424)
Mexico	740	653	(153)	450
United States	622	(1,309)	955	(4,249)

	1,376	(783)	143	(4,223)

Total income tax (expense)	$(103)	$(2,901)	$(6,750)	$(9,440)

Distributions in Excess of Minority Interest Capital:

Distributions that exceed minority interest partners’ capital in a consolidated entity are recorded as an expense in the consolidated statements of operations.

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic (loss) income per share is computed by dividing the net (loss) income available to common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units, stock options, exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of (loss) income from continuing operations available to common shareholders for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
(Loss) income from continuing operations	$(93,903)	$85,442	$(81,103)	$97,514
Preferred shareholder dividends	(7,721)	(7,461)	(23,164)	(22,385)

(Loss) income from continuing operations available to common shareholders	$(101,624)	$77,981	$(104,267)	$75,129

Denominator:
Weighted average common shares – basic	75,022	74,793	75,015	75,162
Potentially dilutive securities	—	199	—	241

Weighted average common shares – diluted	75,022	74,992	75,015	75,403

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic (loss) income per share in the future that are not included in the computation of diluted (loss) income per share because they are anti-dilutive at September 30, 2008 and 2007 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2008	2007	2008	2007
Minority interests	976	976	976	976
Stock options and restricted stock units	1,521	865	1,521	865

In addition, the diluted (loss) income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (the Exchangeable Notes) (see note 8) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss results from mark-to-market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA).

The following table provides the components of accumulated other comprehensive loss (in thousands):

	Derivative Adjustments	CTA	Accumulated Other Comprehensive Loss
Balance at January 1, 2008	$(53,587)	$35,182	$(18,405)
Mark-to-market of derivative instruments	3,730	—	3,730
Reclassification to equity in earnings of joint ventures	419	—	419
CTA activity	—	1,625	1,625
Adjustment for minority interest ownership in SH Funding	54	22	76

Balance at September 30, 2008	$(49,384)	$36,829	$(12,555)

New Accounting Pronouncements:

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of FSP EITF 03-6-1 on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised-2007)” (SFAS 141(R)). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains controls over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 will impact the Company’s accounting for future acquisitions and related transaction costs. The effect will be dependent on the acquisitions at the time.

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

The following summarizes the Company’s investment in hotel properties as of September 30, 2008 and December 31, 2007, excluding unconsolidated joint ventures (in thousands):

	2008	2007
Land	$402,807	$402,179
Land held for development	118,674	113,006
Leasehold interest	11,633	11,633
Buildings	1,680,284	1,744,251
Building and leasehold improvements	69,091	19,218
Site improvements	53,576	53,287
Furniture, fixtures and equipment	416,915	368,698
Improvements in progress	72,233	61,030

Total investment in hotel properties	2,825,213	2,773,302
Less accumulated depreciation	(408,692)	(346,029)

Total investment in hotel properties, net	$2,416,521	$2,427,273

Consolidated hotel properties	18	19
Consolidated hotel rooms	7,589	8,287

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of September 30, 2008 and December 31, 2007, excluding unconsolidated joint ventures:

	2008	2007
Northern California	18.5%	18.0%
Southern California	18.4	18.4
Chicago, IL	15.0	13.8
Scottsdale/Phoenix, AZ	10.8	14.1
Washington, D.C.	5.9	5.4
Miami, FL	4.5	4.2

United States	73.1	73.9
Mexico	8.6	8.3
Prague, Czech Republic	7.5	7.0
London, England	6.5	6.6
Paris, France	4.3	4.2

Total	100.0%	100.0%

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Impairment Losses

As of September 30, 2008, management concluded that indicators of potential impairment were present and that an evaluation of carrying values of goodwill, intangibles, and other long-lived assets was therefore required. Management reached the conclusion that an impairment test was required to be performed as of September 30, 2008 based on its assessment of the conditions that have contributed to SHR’s low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors.

Under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each hotel property to its carrying value. At the end of the third quarter, management completed a valuation of the fair value of its reporting units which incorporated existing market-based considerations as well as a discounted cash flow

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain hotel properties was less than the carrying value. Following this assessment, SFAS 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. Management has not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management and considered in measuring the estimated impairment charge recorded during the third quarter of 2008. Based on its preliminary analysis, the Company determined that it should record an estimated non-cash impairment charge that consisted of $57,237,000 of goodwill and $583,000 of other intangible assets for the three and nine months ended September 30, 2008. The charge related to the Fairmont Scottsdale Princess ($50,711,000) and the Ritz-Carlton Laguna Niguel ($7,109,000).

An interim impairment test of the Company’s long-lived assets was also performed, as prescribed by SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. An impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows. The Company determined there was no impairment of long-lived assets at the time of such review.

The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities as of September 30, 2008 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on the Company’s hotel properties subsequent to September 30, 2008. Accordingly, an adjustment to the estimated impairment charge may be required when the Company finalizes its analysis in the fourth quarter of 2008. Any such adjustment could be material, but will be non-cash.

Other Charges

Due to current economic conditions and the state of the capital markets, the Company has increased its focus on preserving liquidity. The Company reviewed all current capital projects and determined in the third quarter of 2008 to abandon a planned asset acquisition and several planned capital projects.

During the third quarter, management decided to not purchase an interest in a mixed-use building, the Aqua Building, which is currently under construction and adjacent to the Fairmont Chicago hotel. As a result, the Company recorded a charge of approximately $35,227,000, which includes the loss of $28,000,000 deposited in the form of a letter of credit that secured the purchase agreement and approximately $7,227,000 of planning and development costs previously recorded as investment in hotel properties, net.

In addition, the Company recorded a charge of approximately $3,632,000 to write off costs related to current capital projects that management decided to abandon during the third quarter.

5.	DISCONTINUED OPERATIONS

The results of operations of hotels that have been sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On July 2, 2008, the Company sold the Hyatt Regency Phoenix hotel for a gross sales price of $96,000,000. After payment of commissions and other selling costs and the effect of working capital adjustments, the net sales proceeds to the Company were $89,581,000, resulting in a gain on sale of approximately $37,053,000.

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note provides for payment in two tranches, a $6,000,000 tranche which bore interest at 10.0% and was due on March 31, 2008, and a $3,000,000 tranche which is non-

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs, the net sales proceeds to the Company were $28,047,000, resulting in a gain on sale of $2,279,000. The Company initially deferred recognition of the gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized $416,000 of the gain, which is recorded in discontinued operations for the nine months ended September 30, 2008. The Company will recognize the remainder of the gain when remaining cash payments are received from the buyer.

The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Hotel operating revenues	$—	$6,914	$24,275	$30,469

Operating costs and expenses	75	8,066	16,264	24,102
Depreciation and amortization	—	702	1,151	2,152
Impairment losses	—	—	—	37,716

Total operating costs and expenses	75	8,768	17,415	63,970

Operating (loss) income	(75)	(1,854)	6,860	(33,501)
Interest expense	—	(1,130)	—	(2,483)
Interest income	—	244	1	1,055
Loss on early extinguishment of debt	—	(7,294)	—	(7,294)
Other expenses, net	—	(32)	(257)	(264)
Income tax benefit	146	479	321	444
Gain on sale of assets	37,248	—	37,662	—
Minority interests	(479)	123	(566)	541

Income (loss) from discontinued operations	$36,840	$(9,464)	$44,021	$(41,502)

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of September 30, 2008 and December 31, 2007 included the following (in thousands):

	2008	2007
Hotel del Coronado and North Beach Ventures (a)	$71,869	$69,052
Four Seasons Residence Club Punta Mita (b)	3,922	3,365
BuyEfficient (c)	6,528	6,384
LLPI (d)	705	—

Total investment in joint ventures	$83,024	$78,801

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $254,000 and $336,000 for the three months ended September 30, 2008 and 2007, respectively, and $795,000 and $957,000 for the nine months ended September 30, 2008 and 2007, respectively. These fees are included in other (expenses) income, net on the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $118,000 and $206,000 for the nine months ended September 30, 2008 and 2007, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a 40% interest in this venture (see note 12).

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	September 30, 2008	December 31, 2007
Assets
Investment in hotel properties, net	$329,384	$323,253
Goodwill	23,401	23,401
Hotel condominium development project	1,768	912
Intangible assets, net	49,038	49,173
Cash and cash equivalents	35,806	19,887
Restricted cash and cash equivalents	821	115
Other assets	44,939	50,809

Total assets	$485,157	$467,550

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$632,495	$627,121
Other liabilities	36,868	35,488
Partners’ deficit	(184,206)	(195,059)

Total liabilities and partners’ deficit	$485,157	$467,550

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Hotel operating revenue	$44,084	$43,421	$118,403	$107,995
Residential sales	(376)	52,095	10,759	101,586
Other	1,051	—	2,906	—

Total revenues	44,759	95,516	132,068	209,581
Expenses
Residential costs of sales	251	35,832	6,166	69,817
Hotel operating expenses	24,507	23,825	72,625	66,296
Depreciation and amortization	3,693	3,482	11,829	9,599
Other operating expenses	2,517	940	7,509	4,288

Total operating expenses	30,968	64,079	98,129	150,000

Operating income	13,791	31,437	33,939	59,581
Interest expense, net	(7,829)	(11,656)	(26,183)	(34,971)
Other expenses, net	(396)	(1,212)	(914)	(660)

Net income	$5,566	$18,569	$6,842	$23,950

Equity in earnings in joint ventures
Net income	$5,566	$18,569	$6,842	$23,950
Joint venture partners’ share of income of joint ventures	(2,939)	(10,358)	(3,906)	(13,114)
Adjustments for basis differences, taxes and intercompany eliminations	(260)	(1,672)	234	(2,624)

Total equity in earnings of joint ventures	$2,367	$6,539	$3,170	$8,212

7.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended September 30, 2008 and 2007, the Company recognized $59,000 and $49,000 of the deferred gain, respectively, and for the nine months ended September 30, 2008 and 2007 recognized $178,000 and $130,000, respectively. As of September 30, 2008 and December 31, 2007, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,608,000 and $4,801,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,540,000 ($5,112,000 based on the foreign exchange rate as of September 30, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at September 30, 2008 and December 31, 2007 was $7,220,000 and $7,299,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,263,000 and $1,158,000 of the deferred gain for the three months ended September 30, 2008 and 2007, respectively, and $3,842,000 and $3,398,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 and December 31, 2007, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $104,570,000 and $109,491,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,144,000 ($17,537,000 based on the foreign exchange rate as of September 30, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at September 30, 2008 and December 31, 2007 was $16,031,000 and $14,509,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. Prior to January 1, 2008, the Company subleased its interest in the Paris Marriott to a third party. The Company reflected the sublease arrangement as an operating lease and recorded lease revenue. Effective January 1, 2008, the Company no longer subleases the operations of the Paris Marriott to a third party and reflects the operating results of the Paris Marriott in its consolidated statements of operations.

8.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

Debt	Spread (a) basis points	Initial Maturity		Balance Outstanding at
				September 30, 2008	December 31, 2007
Mortgage loans
Loews Santa Monica Beach Hotel	63	March	2009(b)	$118,250	$118,250
Ritz-Carlton Half Moon Bay	67	March	2009(b)	76,500	76,500
Westin St. Francis (c)	70	August	2009(b)	220,000	220,000
Fairmont Scottsdale Princess	56	September	2009(b)	180,000	180,000
InterContinental Chicago	106	October	2009(b)	121,000	121,000
InterContinental Miami	73	October	2009(b)	90,000	90,000
InterContinental Prague	120	March	2012(d)	150,186	151,812
Fairmont Chicago (c)	70	April	2012	123,750	123,750
Hyatt Regency La Jolla	100	September	2012	97,500	97,500
Marriott London Grosvenor Square	110	October	2013	139,753	153,496

Total mortgage loans				1,316,939	1,332,308

Other debt (e)				16,162	31,547

Total mortgages and other debt payable				$1,333,101	$1,363,855

(a)	Interest is paid monthly at the applicable spread over LIBOR (3.93% at September 30, 2008) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (5.28% at September 30, 2008). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (6.30% at September 30, 2008).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	These loans are subject to three one-year extensions at the option of the Company or its consolidated affiliates. The Company exercised its first option to extend the maturity date of the InterContinental Chicago, InterContinental Miami, Fairmont Scottsdale Princess and Westin St. Francis mortgage loans by an additional year.

(c)	These mortgage loans required that the Company maintain a minimum market capitalization at a level which the Company no longer maintains. In October 2008, the lender agreed to substitute this requirement with a minimum tangible net worth requirement (as defined in, and consistent with the bank credit facility agreement). At September 30, the Company met this requirement, and maintained compliance with the financial covenants contained in the mortgage loan agreements.

(d)	In September 2008, the revolving loan with Aareal bank was converted to a term-loan that will mature on March 7, 2012. Interest was payable monthly at EURIBOR plus 1.25% during the revolving term and is payable quarterly at three-month EURIBOR plus 1.20% during the term-loan period.

(e)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note is due August 31, 2009.

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

(4) as described in the indenture governing the Exchangeable Notes, if the Company makes specified distributions to holders of SHR’s common stock or specified corporate transactions occur; or

(5) if SHR’s common stock ceases to be listed on a U.S. national or regional securities exchange.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Exchangeable Notes may be exchanged based on an initial exchange rate of 36.1063 shares per $1,000 principal amount of the Exchangeable Notes, which represented an initial exchange price of approximately $27.70 per share and an exchange premium of approximately 20% based on a price of $23.08 per share of SHR’s common stock on March 29, 2007. Upon exchange, at the Company’s election, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of such holder’s Exchangeable Notes, or (ii) the exchange value, as defined. If the exchange value exceeds $1,000, the Company will also deliver, at its option, cash or SHR common stock or a combination of cash and SHR common stock for the exchange value in excess of $1,000. If the Exchangeable Notes are exchanged in connection with events specified in the indenture governing the Exchangeable Notes, the Company may be required to provide a make-whole premium in the form of an increase in the exchange rate, subject to a stated maximum amount. In addition, in connection with designated events, the holders of the Exchangeable Notes may require the Company to purchase all or a portion of their Exchangeable Notes at a purchase price equal to 100% of the principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any.

The Exchangeable Notes are unsecured obligations which rank equally in right of payment with any other senior unsecured indebtedness the Company may incur and are effectively subordinated in right of payment to all of the Company’s secured indebtedness and all liabilities and preferred equity of the Company’s subsidiaries. The Company is not subject to any financial covenants under the indenture governing the Exchangeable Notes.

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid-in capital, to purchase approximately 928,000 shares of SHR’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact on the Company as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of SHR’s common stock is greater than the strike price of the call option transaction. If however the market value per share of SHR’s common stock exceeds the $32.31 per common share, then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the market value per share of SHR’s common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay liquidated damages in the form of additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $3,040,000 in additional interest, or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. At September 30, 2008, the Company had no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds was used to repurchase and retire approximately 1,083,000 shares of SHR’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

Bank Credit Facility:

On March 9, 2007, SH Funding entered into a $500,000,000 bank credit facility agreement. The agreement expires March 9, 2011 and is subject to a one-year extension at the borrower’s option. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $500,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the facility. Under the provisions of the credit agreement, five properties are included in the initial borrowing base and must remain unencumbered by mortgage debt agreements or borrowing capacity under the credit agreement will be reduced. SHR guaranteed the loan and pledged its interest in SH Funding as collateral for this loan. Certain subsidiaries of SH Funding also guaranteed the loan and SH Funding’s interest in certain subsidiaries have been pledged as collateral for this loan.

Interest on the $500,000,000 bank credit facility is payable monthly at LIBOR plus a margin of 0.80% to 1.50% depending on the ratio of consolidated debt to gross asset value (Total Leverage Ratio) as follows:

Total Leverage Ratio	Applicable Margin (% per annum)
Greater than or equal to 60% but equal to less than 65%	1.50%
Greater than or equal to 55% but less than 60%	1.25%
Greater than or equal to 50% but less than 55%	1.00%
Less than 50%	0.80%

The margin for the current quarter is determined based on the Total Leverage Ratio calculated on the last day of the preceding quarter. As of September 30, 2008, the margin on the bank credit facility was 0.80%. During the fourth quarter, the margin will increase to 1.25% since the Total Leverage Ratio calculated on September 30, 2008 was 55%. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum of the average daily-unused revolver balance. The weighted average interest rate for the three and nine months ended September 30, 2008 was 3.28% and 3.78%, respectively. At September 30, 2008, there was $127,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $28,750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2008.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) as of September 30, 2008 for all mortgages and other debt payable, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ended December 31,	Amounts
2008 (remainder)	$—
2009	16,162
2010	8,232
2011	619,232
2012	867,272
Thereafter	128,573

Total	$1,639,471

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $2,012,000 and $1,449,000 for the three months ended September 30, 2008 and 2007, respectively, and $6,370,000 and $6,644,000 for the nine months ended September 30, 2008 and 2007, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $952,000 and $977,000 for the three months ended September 30, 2008 and 2007, respectively, and $3,247,000 and $2,610,000 for the nine months ended September 30, 2008 and 2007, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $45,000 for each of the three months ended September 30, 2008 and 2007 and $135,000 and $90,000 for the nine months ended September 30, 2008 and 2007, respectively.

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2007 (excluding 975,855 units of SH Funding outstanding at September 30, 2008 and December 31, 2007, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2007	74,371
Restricted stock units redeemed for shares of SHR common stock	39

Outstanding at September 30, 2008	74,410

On June 30, 2008, SHR’s board of directors authorized a $50,000,000 share repurchase program. As of September 30, 2008, no shares of SHR common stock had been repurchased under the program.

Distributions:

Distributions are declared quarterly to holders of shares of SHR common stock and to SH Funding unitholders. SHR’s board of directors declared a distribution of $0.24 per share of SHR common stock for the third quarter of 2008. The distribution was paid on October 10, 2008. On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of common stock (see note 16).

Distributions are declared quarterly to holders of shares of SHR preferred stock. SHR’s board of directors declared quarterly distributions of $0.53125 per share of 8.50% Series A Cumulative Redeemable Preferred Stock, $0.51563 per share of 8.25% Series B Cumulative Redeemable Preferred Stock and $0.51563 per share of 8.25% Series C Cumulative Redeemable Preferred Stock for the third quarter of 2008. These distributions were paid on September 30, 2008.

10.	DERIVATIVES

The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses.

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit the Company’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and, to the extent effective, changes in the fair value of these instruments are

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded in accumulated other comprehensive loss. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive loss to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or income (loss) from discontinued operations as appropriate. The Company recognizes all derivatives as either assets or liabilities on the accompanying consolidated balance sheets, classifies those instruments as either other assets or in accounts payable and accrued expenses and measures those instruments at fair value.

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

The Company has determined that the majority of the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

Liabilities
Interest rate caps	$27
Interest rate swaps	$48,225

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the Company’s liabilities related to its interest rate caps and swaps as of December 31, 2007 were $32,000 and $52,003,000, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of September 30, 2008.

Relating to the Company’s interest rate caps and swaps, the following amounts were recorded in earnings for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Other income, net	$19	$—	$6	$—
Equity in (losses) of joint ventures	$(193)	$(171)	$(507)	$(470)

Interest Rate Caps:

At September 30, 2008 and December 31, 2007, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from October 2008 to September 2009. The Company’s interest rate caps as of September 30, 2008 have not been designated as hedges; therefore, any mark-to-market adjustments are recorded in earnings.

Forward-Starting Interest Rate Cap

At September 30, 2008 and December 31, 2007, the Company had a sold forward-starting interest rate cap agreement with an effective date of January 2009. The sold cap has a notional amount of $9,000,000, a LIBOR strike rate of 5.00% and a maturity date of January 2011. The forward-starting interest rate cap has not been designated as a hedge; therefore, any mark-to-market adjustments are recorded in earnings.

Interest Rate Swaps:

At September 30, 2008 and December 31, 2007, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at September 30, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012. The Company’s swaps as of September 30, 2008 have been designated as cash flow hedges and the mark-to-market adjustments are reflected in accumulated other comprehensive loss.

Forward-Starting Interest Rate Swaps

At September 30, 2008 and December 31, 2007, the aggregate notional amount of the Company’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016.

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

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of options to purchase shares of SHR common stock (Options), restricted stock units (RSUs), and stock appreciation rights (SARs). The Plan initially authorized the issuance of 3,000,000 shares of SHR common stock in connection with any such grants. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

On March 6, 2008, the Company granted Options under the Plan to purchase 148,805 shares of SHR common stock at a $13.44 per share exercise price.

The fair value for the Options granted on March 6, 2008 was estimated using a binomial option-pricing model based on the following inputs:

Inputs:	2008
Risk-free interest rate	2.94%
Expected dividend yield	7.14%
Volatility	25.26%
Weighted average expected life	6 years
Fair value of options granted	$1.92

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise; b) a dividend yield based on SHR’s historical dividend payments per share; c) volatility equal to an average that includes available historic volatility data; and d) an expected life equal to 60% of the term of the Option.

The Company recorded compensation expense of $1,282,000 and $1,117,000 related to share-based employee compensation for the three months ended September 30, 2008 and 2007, respectively, and $4,193,000 and $3,421,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, there was $8,900,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 1.8 years for nonvested RSUs, 1.7 years for performance-based RSUs and 2.2 years for Options.

12.	RELATED PARTY TRANSACTIONS

LLPI

On February 12, 2008, the Company invested $1,200,000 in LLPI. LLPI is a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The Company has a remaining capital commitment of $800,000. The Company holds a 40% interest in LLPI. In addition to investing in LLPI, the Company has entered into an asset management agreement pursuant to which LLPI is paid $10,000 per month related to the Company’s investment in the Four Seasons Residence Club Punta Mita joint venture. One of the founders and officers of LLPI is the son-in-law of SHR’s President and Chief Executive Officer.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consulting Agreement

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels provided certain consulting services to the Company relating to its European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement had an initial term of one year but could be extended indefinitely. Pursuant to the agreement, Mr. Michels received, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michels’ administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under the Amended Plan, which shall vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates.

In August 2008, the Company amended the agreement. Pursuant to the amended agreement, Mr. Michels will receive (i) annual cash compensation of $100,000, paid monthly, in arrears, (ii) an annual grant of RSUs equal to $250,000 divided by the closing price of SHR’s common stock on August 21, 2008 for the initial grant and August 21 of each of the following year(s) with each grant vesting in three equal annual installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates, and (iii) an annual bonus of RSUs for each calendar year during the term of the agreement with a target value of $250,000, with a possible range from 0-100% of target based on the Company’s financial results for a given year as compared to the Company’s budgeted performance for that year.

For the three months ended September 30, 2008 and 2007, the Company recognized expense of $92,000 and $67,000, respectively, and $382,000 and $67,000 for the nine months ended September 30, 2008 and 2007, respectively, related to the consulting agreement.

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by the Company have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is the Company aware of any environmental liability that the Company believes would have a material adverse effect on its business or financial statements.

Litigation:

The Company is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

Letters of Credit:

As of September 30, 2008, the Company had provided $28,750,000 in letters of credit. Letters of credit for $28,000,000 were issued as an earnest money deposit under the Company’s agreement to acquire an interest in a mixed-use building, the Aqua Building, adjacent to the Fairmont Chicago hotel. During the three months ended September 30, 2008, the Company recorded a charge of $35,227,000 related to its decision to not purchase an interest in the Aqua Building. Included in this charge is $28,000,000 deposited in the form of a letter of credit to secure the Company’s performance under the agreement which the Company forfeited (see note 4). This letter of credit was drawn on October 20, 2008. A letter of credit for $750,000 was provided related to the Company’s office space lease.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 earnest money deposit paid upon the execution of the agreement was included in other assets as of September 30, 2008 and December 31, 2007. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 earnest money deposit and each of the additional earnest money deposits will be secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s earnest money deposits will no longer be refundable.

Construction Contracts:

The Company has executed various contracts related to construction activities. At September 30, 2008, the Company’s obligations under these contracts amounted to approximately $14,940,000. All of the construction activities related to these contracts are expected to be completed in 2008.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of September 30, 2008, the Company’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture (Four Seasons Residence Club Punta Mita), and five European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
United States	$178,392	$187,509	$560,537	$566,522
Mexico	17,932	16,990	70,151	61,545
Europe	42,389	30,834	115,823	81,005

Total	$238,713	$235,333	$746,511	$709,072

	September 30, 2008	December 31, 2007
Long-lived Assets:
United States	$2,067,801	$2,151,533
Mexico	242,076	238,342
Europe	550,985	545,354

Total	$2,860,862	$2,935,229

15.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At September 30, 2008 and December 31, 2007, deferred credits of $10,175,000 and $10,809,000, respectively, were included in accounts payable and accrued expenses.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,221,000 based on the foreign exchange rate at September 30, 2008). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. For the three and nine months ended September 30, 2008 and 2007, the Company did not recognize any revenue related to the performance guarantee.

16.	SUBSEQUENT EVENT

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of common stock.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

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

Overview

SHR was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels, as defined by Smith Travel Research. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of September 30, 2008.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2008. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2008, as applicable, unless otherwise noted.

Outlook

Consistent with our third quarter results, we expect RevPAR declines to continue through the rest of 2008 and into 2009. Our industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. We do not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets.

Occupied room nights declined in the third quarter for both transient and group segments. The loss of transient occupancy was most acute in the highest rated premium segment of the business as corporate demand waned as a result of corporate cost cutting initiatives and leisure demand was impacted by reduced consumer spending compounded by declines in airline capacity and increases in ticket prices. These room nights were in part replaced by less expensive discount and negotiated business. A similar trend occurred on the group side as higher-rated corporate business was replaced with lower-rated association business driven by a continued falloff in short-term bookings. These trends are expected to continue and likely accelerate into the fourth quarter.

The majority of our hotel operators have successfully maintained average rates to date, despite the shift towards lower rated group and transient business and declines in occupancy. However, as occupancy drops, the likelihood of discounting increases. In addition, while our exposure to financial services is less than 5% of our business we may be disproportionately impacted by the crisis on Wall Street as firms become increasingly concerned with the negative perception of staying at luxury hotels. This was illustrated by the cancellation of several large AIG group meetings, including a meeting at one of our hotels, after the public outcry over a similar outing.

In many cases, we are in advanced stages of implementation of hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. This includes, but is not limited to, adjusting variable labor, eliminating fixed labor, reducing the hours of room service operations and other food and beverage outlets, and reducing, when possible, the implementation in certain brand standards. We believe these efforts have improved our margin performance in prior quarters and we plan to continue aggressively cutting costs as hotel demand deteriorates.

New supply in our markets is well controlled and expected to be less than 2% of existing rooms over the next three years with a high likelihood that some projects in the early stages of planning or construction will be delayed or cancelled given high construction costs and extremely limited access to credit markets.

Our hotels have performed favorably against the broad luxury hotel competitive set with our RevPAR growth outpacing the luxury set since early April. Recently luxury hotels have been among the worst performing segments in the industry and those trends are expected to continue for many of the reasons described above.

While the depth and length of the current downturn is difficult to predict, we are prudently planning for a lengthy recession and will manage the Company accordingly. Despite the unfavorable environment, management believes the Company has the ability to sustain the downturn by being prudent stewards of capital. We have no meaningful debt maturities until 2011, a weighted average cost of debt of approximately 5.4% and a sizable revolving credit facility.

Factors Affecting Our Results of Operations

Aqua Building. During the third quarter of 2008, we decided not to purchase an interest in a mixed-use building, the Aqua Building, which is currently under construction and adjacent to the Fairmont Chicago hotel. In conjunction with our decision not to purchase an interest in the Aqua Building, we recorded a charge of approximately $35.2 million in the third quarter of 2008, which includes the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.2 million in planning and development costs. We made the decision to not proceed with this investment because it no longer meets our investment criteria due to escalating total project costs and our increased corporate focus on liquidity.

Impairment Losses. Overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by U.S. GDP growth, business investment and employment growth, continued to weaken during the third quarter. We determined that these conditions have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, which are indicators of potential impairment of goodwill and long-lived assets, and that an evaluation of carrying values of goodwill, intangibles and long-lived assets was therefore required. Based on our evaluation, we recorded an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets for the three and nine months ended September 30, 2008. In addition, we determined there was no impairment of long-lived assets at the time of our review. The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities at September 30, 2008 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to September 30, 2008. Accordingly, an adjustment to the estimated impairment charge may be required when we finalize our analysis in the fourth quarter of 2008. Any such adjustment could be material, but will be non-cash. See the Critical Accounting Policies section of “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” for further detail regarding our analysis.

Paris Marriott. As the result of a sale-leaseback transaction that occurred in 2003, we have a leasehold interest in the Paris Marriott. Prior to 2008, we subleased our leasehold interest in the Paris Marriott to a third party. We classified the sublease arrangement as an operating lease and recorded lease revenue in our statement of operations. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. Instead, we record the operating results of the Paris Marriott in our consolidated statements of operations.

Acquisition and Sale of Interests in Hotel Properties. During the third quarter of 2007, we purchased the 116-room Renaissance Paris, formerly referred to as Hotel Le Parc, in Paris, France for $95.0 million, including acquisition costs. The acquisition was financed using borrowings under our bank credit facility and the facility secured by the Marriott London Grosvenor Square hotel.

During the fourth quarter of 2007, we sold the Hyatt Regency New Orleans hotel for net sales proceeds of $28.0 million, of which $9.0 million was in the form of a promissory note. The results of operations for this property have been classified as discontinued operations for all periods presented.

In July 2008, we sold the Hyatt Regency Phoenix hotel for net sales proceeds of $89.6 million, which resulted in a gain of approximately $37.1 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

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

Our Same Store Assets for purposes of the comparison of the three months ended and nine months ended September 30, 2008 and 2007 exclude the Renaissance Paris, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2008 and 2007 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2008	2007	2008	2007
Revenues:
Rooms	55.8%	53.4%	55.6%	53.3%
Food and beverage	32.7%	33.1%	32.8%	33.1%
Other hotel operating revenue	10.9%	11.1%	11.0%	11.1%

	99.4%	97.6%	99.4%	97.5%
Lease revenue	0.6%	2.4%	0.6%	2.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

•

Revenue per available room (RevPAR), which is the product of ADR and average daily occupancy, but does not capture food and beverage revenues or other hotel operating revenue such as telephone, parking and other guest services; and

•	Total RevPAR which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 55.4% of the rooms sold during the nine months ended September 30, 2008. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 44.6% of the rooms sold during the nine months ended September 30, 2008. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the U.S. GDP, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. For example, a greater percentage of transient guests will generate higher rooms revenues. However, a greater percentage of certain group guests, which consume larger relative amounts of food and beverage and other services, may contribute to higher total revenue.

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

For purposes of calculating our Total Portfolio RevPAR for 2008, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. For purposes of calculating Total Portfolio RevPAR in 2007, we excluded unconsolidated joint ventures and the Marriott Hamburg and the Paris Marriott hotels because we subleased the operations of these hotels and only recorded lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Renaissance Paris. This method for calculating RevPAR each period is consistently applied through the remainder of this “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Overall, our Same Store Assets RevPAR, excluding the Paris Marriott in 2008, decreased by 0.3% to $197.46 during the nine months ended September 30, 2008 from $198.12 during the nine months ended September 30, 2007.

Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2008 and 2007 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2008	2007	2008	2007
Hotel Operating Expenses:
Rooms	19.1%	18.4%	18.9%	18.5%
Food and beverage	31.8%	31.9%	31.7%	31.8%
Other departmental expenses	35.1%	34.7%	35.2%	34.7%
Management fees	5.6%	5.5%	5.7%	5.5%
Other hotel expenses	8.4%	9.5%	8.5%	9.5%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 46.3% of the total hotel operating expenses for the nine months ended September 30, 2008.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.3 million and $1.2 million for the three months ended September 30, 2008 and 2007, respectively, and $4.0 million and $3.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Operating Results

The following table presents the operating results for the three months ended September 30, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data), as defined on page 30.

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$138,209	$128,506	$9,703	7.6%	$134,674	$126,614	$8,060	6.4%
Food and beverage	73,802	73,921	(119)	0.2%	72,851	73,181	(330)	0.5%
Other hotel operating revenue	25,174	25,678	(504)	2.0%	25,084	25,624	(540)	2.1%

	237,185	228,105	9,080	4.0%	232,609	225,419	7,190	3.2%
Lease revenue	1,528	7,228	(5,700)	78.9%	1,528	7,228	(5,700)	78.9%

Total revenues	238,713	235,333	3,380	1.4%	234,137	232,647	1,490	0.6%

Operating Costs and Expenses:
Hotel operating expenses	174,213	170,000	4,213	2.5%	171,017	167,994	3,023	1.8%
Lease expense	4,702	3,986	716	18.0%	4,702	3,986	716	18.0%
Depreciation and amortization	32,356	26,117	6,239	23.9%	31,077	25,512	5,565	21.8%
Impairment losses and other charges	96,679	7,358	89,321	1,213.9%	61,453	—	61,453	100.0%
Corporate expenses	6,541	5,891	650	11.0%	—	—	—	—

Total operating costs and expenses	314,491	213,352	101,139	47.4%	268,249	197,492	70,757	35.8%

Operating (loss) income	(75,778)	21,981	(97,759)	444.7%	$(34,112)	$35,155	$(69,267)	197.0%

Interest expense, net	(20,663)	(21,996)	1,333	6.1%
Loss on early extinguishment of debt	—	(3,366)	3,366	100.0%
Equity in earnings of joint ventures	2,367	6,539	(4,172)	63.8%
Foreign currency exchange gain	2,604	125	2,479	1,983.2%
Other (expenses) income, net	(55)	500	(555)	111.0%

(Loss) income before income taxes, minority interests, distributions in excess of minority interest capital, gain on sale of minority interests in hotel properties and discontinued operations	(91,525)	3,783	(95,308)	2,519.4%
Income tax expense	(103)	(2,901)	2,798	96.4%
Minority interests	(560)	(232)	(328)	141.4%
Distributions in excess of minority interest capital	(1,715)	—	(1,715)	100.0%

(Loss) income before gain on sale of minority interests in hotel properties and discontinued operations	(93,903)	650	(94,553)	14,546.6%
Gain on sale of minority interests in hotel properties	—	84,792	(84,792)	100.0%

(Loss) income from continuing operations	(93,903)	85,442	(179,345)	209.9%
Income (loss) from discontinued operations, net of tax and minority interests	36,840	(9,464)	46,304	489.3%

Net (loss) income	$(57,063)	$75,978	$(133,041)	175.1%

Reconciliation of Same Store Assets Operating (Loss) Income to Operating (Loss) Income:
Same Store Assets operating (loss) income					$(34,112)	$35,155	$(69,267)	197.0%
Corporate expenses					(6,541)	(5,891)	(650)	11.0%
Corporate depreciation and amortization					(374)	(115)	(259)	225.2%
Impairment losses and other charges					(35,227)	(7,358)	(27,869)	378.8%
Non-Same Store Assets operating income					476	190	286	150.5%

Operating (loss) income					$(75,778)	$21,981	$(97,759)	444.7%

Operating Data (1):
Number of hotels	18	18			17	17
Number of rooms	7,589	7,591			7,473	7,475

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax and minority interests for the three months ended September 30, 2008 and 2007.

Operating (Loss) Income. Operating (loss) income for the Total Portfolio decreased by $97.8 million, or 444.7%. This decrease in operating (loss) income is primarily due to the following:

(a)	a $72.0 million decrease attributable to the Same Store Assets, other than the Paris Marriott, which includes a $57.8 million impairment of goodwill and other intangible assets and the write-off of $3.6 million of costs related to projects abandoned due to unfavorable market conditions, and

(b)	a $27.9 million decrease attributable to an increase in impairment losses and other charges, which for the three months ended September 30, 2008, includes charges from abandoning our planned purchase of an interest in the Aqua Building, partially offset by

(c)	a $2.7 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008.

Rooms. For the Total Portfolio, rooms revenue increased $9.7 million, or 7.6%. RevPAR from our Total Portfolio for the three months ended September 30, 2008 increased by 4.2% from the three months ended September 30, 2007. The components of RevPAR from our Total Portfolio for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended September 30,
	2008	2007
Occupancy	75.89%	80.40%
ADR	$272.00	$246.48
RevPAR	$206.42	$198.18

The primary driver of the increase in Total Portfolio rooms revenue includes the consolidation of the Paris Marriott, which generated $11.7 million of rooms revenue and RevPAR of $661.17 during the three months ended September 30, 2008. The remaining properties contributed to a 2.1% decrease in RevPAR, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $8.1 million, or 6.4%. RevPAR from our Same Store Assets for the three months ended September 30, 2008 increased by 3.5% from the three months ended September 30, 2007. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2008 and 2007 are summarized as follows:

	Three Months Ended September 30,
	2008	2007
Occupancy	75.74%	80.44%
ADR	$269.85	$245.41
RevPAR	$204.40	$197.42

The 3.5% increase in RevPAR for the Same Store Assets resulted from a 10.0% increase in ADR partially offset by a 4.7 percentage-point decrease in occupancy. The increase in Same Store RevPAR was primarily due to the consolidation of the Paris Marriott operations, which we included in our Same Store

Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $661.17 for the third quarter of 2008. The remaining Same Store Assets contributed to a RevPAR decrease of 2.8%. This was driven mainly by RevPAR declines at the Fairmont Scottsdale Princess (25.1%), which saw a significant decline in transient and group demand, at the Four Seasons Washington, D.C. (16.1%), which had lower occupancy resulting from renovations at the hotel, and at the Marriott Lincolnshire (12.6%), which saw a drop in group demand due to increased competition coupled with a discounting of transient room rates. These declines were partially offset by RevPAR increases at the Four Seasons Mexico City (7.8%) and the Four Seasons Punta Mita Resort (5.9%). Both of these hotels showed improved performance over prior year due to a weaker U.S. dollar against the Mexican peso when compared to the prior year. In addition, the Four Seasons Mexico City realized an increase in group occupancy and ADR due the hotel hosting the first citywide convention.

Food and Beverage. For the Total Portfolio, food and beverage revenue decreased $0.1 million, or 0.2%. Food and beverage revenue for the Same Store Assets decreased $0.3 million, or 0.5%. Food and beverage revenue increased due to the consolidation of the Paris Marriott operations in 2008, which generated food and beverage revenue of $2.1 million. However, the remaining Same Store Assets food and beverage revenue decreased by $2.4 million due to a shifting of the mix of business from group to transient at several of our hotels. In addition, lower overall occupancy has resulted in decreases in ancillary revenues such as food and beverage.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $0.5 million, or 2.0%. For the Same Store Assets, other hotel operating revenue decreased $0.5 million, or 2.1%. Other hotel operating revenue increased due to the consolidation of the Paris Marriott operations, which added $0.6 million in additional revenue. However, the remaining Same Store Assets other hotel operating revenue decreased by $1.1 million. This decrease is due to a decline in various ancillary revenues such as spa, garage, gift shop, and recreation driven mainly by lower occupancy offset by increases in group cancellation revenue.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $5.7 million, or 78.9%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change (%)	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$34,064	$32,386	$1,678	5.2%	$33,069	$31,842	$1,227	3.9%
Food and beverage	54,439	52,736	1,703	3.2%	53,345	51,969	1,376	2.6%
Other departmental expenses	61,922	58,544	3,378	5.8%	60,935	58,008	2,927	5.0%
Management fees	9,851	9,580	271	2.8%	9,714	9,500	214	2.3%
Other hotel expenses	13,937	16,754	(2,817)	16.8%	13,954	16,675	(2,721)	16.3%

Total hotel operating expenses	$174,213	$170,000	$4,213	2.5%	$171,017	$167,994	$3,023	1.8%

For the Total Portfolio, hotel operating expenses increased $4.2 million, or 2.5%, which includes additional expenses related to the Renaissance Paris of approximately $1.3 million. For the Same Store Assets, hotel operating expenses increased $3.0 million, or 1.8%. This increase in hotel operating expenses for the Same Store Assets was due to $5.2 million in hotel operating expenses related to the consolidation of the Paris

Marriott operations, partially offset by a decrease in hotel operating expenses for Same Store Assets other than the Paris Marriott of approximately $2.2 million. The decrease in hotel operating expenses for the Same Store Assets, other than the Paris Marriott, primarily related to decreases in salaries, wages and related benefits ($1.2 million), insurance ($0.8 million), and basic and incentive management fees, net of amortization of deferred credits ($0.6 million). In addition, in the prior year, there was a write off of deferred costs related to a condominium-hotel project that was delayed indefinitely at the Fairmont Chicago ($1.2 million), with no similar write-off during 2008. These decreases in hotel operating expenses for the Same Store Assets, other than the Paris Marriott, were partially offset by increases in utilities ($0.7 million) and administrative and general fees ($0.6 million).

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $6.2 million, or 23.9%, for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. Approximately $0.4 million of the increase related to Renaissance Paris. Another $0.3 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $5.6 million due to capital projects being placed in service at the individual hotels.

Impairment Losses and Other Charges. During the three months ended September 30, 2008, we reviewed our goodwill and other intangible assets for potential impairment and recorded an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets. The charge related to the Fairmont Scottsdale Princess ($50.7 million) and the Ritz-Carlton Laguna Niguel ($7.1 million). We also recorded a charge of approximately $35.2 million related to abandoning our planned purchase of an interest in the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.2 million in planning and development costs. Finally, we abandoned several capital projects at our Same Store Assets due to unfavorable market conditions. We recorded a charge of approximately $3.6 million to write off capitalized costs related to these projects.

During the three months ended September 30, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets.

Interest Expense, Net. The $1.3 million, or 6.1%, decrease in interest expense, net for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007 was primarily due to:

•	a $1.2 million decrease due to lower average rates, and

•	a $0.6 million increase in capitalized interest; partially offset by

•	a $0.4 million decrease in interest income.

The components of interest expense, net for the three months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
Mortgage and other debt	$(19,478)	$(18,891)
Bank credit facility	(1,068)	(2,885)
Exchangeable Notes	(1,620)	(1,550)
Amortization of deferred financing costs	(952)	(959)
Interest income	443	840
Capitalized interest	2,012	1,449

Total interest expense, net	$(20,663)	$(21,996)

The weighted average debt outstanding for each of the three months ended September 30, 2008 and 2007 amounted to $1.6 billion, and the weighted average interest rates for the three months ended September 30, 2008 and 2007, including the effect of interest rate swaps, were 5.4% and 5.7%, respectively. At September 30, 2008, including the effect of interest rate swaps, 10.9% of our total debt had variable interest rates and 89.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss on early extinguishment of debt of $3.4 million for the three months ended September 30, 2007 due to costs related to the defeasance of a fixed rate loan partially secured by the Hyatt Regency La Jolla on August 23, 2007.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended September 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$2,705	$(194)	$84	$(228)	$2,367

Depreciation	1,848	—	—	—	1,848
Interest	3,506	135	—	—	3,641
Income tax expense (benefit)	694	(71)	—	—	623

Three months ended September 30, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings	$6,210	$329	$6,539

Depreciation	1,684	—	1,684
Interest	5,322	(14)	5,308
Income tax expense	2,143	139	2,282

Equity in earnings decreased $4.2 million during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. The decrease in equity in earnings was primarily due to the sale of the North Beach Venture residential condominium hotel units in 2007. During the three months ended September 30, 2007, our share of income, net of taxes related to the sale of these units was approximately $5.1 million. There were no units sold during the three months ended September 30, 2008. In addition, our share of income of the Residence Club Punta Mita decreased due to cancelled contracts on residential units. The decrease in equity in earnings was partially offset by a $1.8 million decrease in our share of interest expense at the Hotel del Coronado Venture due to lower borrowings and interest rates in 2008 when compared to 2007.

Foreign Currency Exchange Gain. Foreign currency exchange gain increased by $2.5 million during the three months ended September 30, 2008 when compared to the same period in the prior year. The increase was primarily related to changing foreign exchange rates related to euro-denominated loans associated with the InterContinental Prague hotel.

Income Tax Expense. Income tax expense decreased $2.8 million during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. The decrease in income tax expense is primarily due to a decrease in U.S. deferred taxes and a decrease in the current taxes related to the InterContinental Prague. The change in the U.S. deferred taxes is due to the sale of the North Beach Venture residential condominium hotel units in the third quarter of 2007. The majority of the North Beach Venture units were sold in 2007 with no significant activity in 2008. The change in the InterContinental Prague’s current foreign income tax is due to a decrease in earnings in 2008 when compared to 2007 coupled with a favorable foreign currency exchange rate effect.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest in SH Funding changed to $1.2 million of minority interest income for the three months ended September 30, 2008 when compared to minority interest expense of $7,000 for the three months ended September 30, 2007. This change was due to the change in the results of our operations and primarily driven by the impairment losses and other charges recorded in the third quarter of 2008. Our ownership percentage of SH Funding did not change.

Minority interest expense in consolidated affiliates increased $1.6 million for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. The change reflected the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interests in the InterContinental Miami hotel in September 2007.

Distributions in Excess of Minority Interest Capital. We made a distribution to our minority interest partner in a consolidated entity in excess of the minority interest partner’s capital account in the amount of $1.7 million for the three months ended September 30, 2008.

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

Income (Loss) from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of these operations were reclassified as discontinued operations for the three months ended September 30, 2008 and 2007. Income (loss) from discontinued operations amounted to $36.8 million in income and $9.5 million in loss for the three months ended September 30, 2008 and 2007, respectively. The income from discontinued operations for the three months ended September 20, 2008 includes a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel. The loss from discontinued operations for the three months ended September 30, 2007 is due to the operating results at the Hyatt Regency Phoenix and Hyatt Regency New Orleans hotels, which includes $7.3 million of losses on the early extinguishment of debt related to the defeasance of fixed rate mortgage loans secured by these two hotels.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Operating Results

The following table presents the operating results for the nine months ended September 30, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data), as defined on page 30.

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$416,809	$378,576	$38,233	10.1%	$408,484	$376,684	$31,800	8.4%
Food and beverage	244,083	234,429	9,654	4.1%	241,025	233,689	7,336	3.1%
Other hotel operating revenue	81,402	78,738	2,664	3.4%	80,722	78,684	2,038	2.6%

	742,294	691,743	50,551	7.3%	730,231	689,057	41,174	6.0%
Lease revenue	4,217	17,329	(13,112)	75.7%	4,217	17,329	(13,112)	75.7%

Total revenues	746,511	709,072	37,439	5.3%	734,448	706,386	28,062	4.0%

Operating Costs and Expenses:
Hotel operating expenses	538,099	505,396	32,703	6.5%	527,846	503,369	24,477	4.9%
Lease expense	13,563	11,652	1,911	16.4%	13,563	11,652	1,911	16.4%
Depreciation and amortization	90,156	76,256	13,900	18.2%	86,493	75,436	11,057	14.7%
Impairment losses and other charges	96,679	7,358	89,321	1,213.9%	61,453	—	61,453	100.0%
Corporate expenses	21,537	21,070	467	2.2%	—	—	—	—

Total operating costs and expenses	760,034	621,732	138,302	22.2%	689,355	590,457	98,898	16.7%

Operating (loss) income	(13,523)	87,340	(100,863)	115.5%	$45,093	$115,929	$(70,836)	61.1%

Interest expense, net	(63,209)	(61,524)	(1,685)	2.7%
Loss on early extinguishment of debt	—	(7,845)	7,845	100.0%
Equity in earnings of joint ventures	3,170	8,212	(5,042)	61.4%
Foreign currency exchange gain (loss)	4,082	(3,545)	7,627	215.1%
Other (expenses) income, net	(494)	515	(1,009)	195.9%

(Loss) income before income taxes, minority interests, distributions in excess of minority interest capital, (loss) gain on sale of minority interests in hotel properties and discontinued operations	(69,974)	23,153	(93,127)	402.2%
Income tax expense	(6,750)	(9,440)	2,690	28.5%
Minority interests	(1,834)	(991)	(843)	85.1%
Distributions in excess of minority interest capital	(2,499)	—	(2,499)	100.0%

(Loss) income before (loss) gain on sale of minority interests in hotel properties and discontinued operations	(81,057)	12,722	(93,779)	737.1%
(Loss) gain on sale of minority interests in hotel properties	(46)	84,792	(84,838)	100.1%

(Loss) income from continuing operations	(81,103)	97,514	(178,617)	183.2%
Income (loss) from discontinued operations, net of tax and minority interests	44,021	(41,502)	85,523	206.1%

Net (loss) income	$(37,082)	$56,012	$(93,094)	166.2%

Reconciliation of Same Store Assets Operating Income to Operating (Loss) Income:
Same Store Assets operating income					$45,093	$115,929	$(70,836)	61.1%
Corporate expenses					(21,537)	(21,070)	(467)	2.2%
Corporate depreciation and amortization					(1,078)	(330)	(748)	226.7%
Impairment losses and other charges					(35,227)	(7,358)	(27,869)	378.8%
Non-Same Store Assets operating (loss) income					(774)	169	(943)	558.0%

Operating (loss) income					$(13,523)	$87,340	$(100,863)	115.5%

Operating Data (1):
Number of hotels	18	18			17	17
Number of rooms	7,589	7,591			7,473	7,475

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax and minority interests for the nine months ended September 30, 2008 and 2007.

Operating (loss) income. Operating (loss) income for the Total Portfolio decreased by $100.9 million, or 115.5%. This decrease in operating (loss) income is primarily due to the following:

(a)	a $75.6 million decrease attributable to the Same Store Assets, other than the Paris Marriott, which includes a $57.8 million impairment of goodwill and other intangible assets and the write-off of $3.6 million of costs related to projects abandoned due to unfavorable market conditions,

(b)	a $27.9 million decrease attributable to an increase in impairment losses and other charges, which for the nine months ended September 30, 2008, includes charges from abandoning our planned purchase of an interest in the Aqua Building,

(c)	a $1.2 million decrease attributable to losses at the Renaissance Paris, which we purchased in July 2007, and

(d)	a $0.7 million decrease attributable to an increase in corporate depreciation; partially offset by

(e)	a $4.8 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008.

Rooms. For the Total Portfolio, rooms revenue increased $38.2 million, or 10.1%. RevPAR from our Total Portfolio for the nine months ended September 30, 2008 increased by 5.3% from the nine months ended September 30, 2007. The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
Occupancy	73.85%	76.88%
ADR	$282.94	$258.04
RevPAR	$208.95	$198.38

The primary driver of the increase in Total Portfolio rooms revenue included the acquisition of the Renaissance Paris. We owned the Renaissance Paris for the full nine months ended September 30, 2008 but only owned the hotel for two months during the nine months ended September 30, 2007. The additional ownership period generated approximately $6.4 million of additional rooms revenue. Another significant factor increasing rooms revenue was the consolidation of the Paris Marriott, which generated $31.3 million of rooms revenue. The remaining properties contributed to a $0.5 million increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $31.8 million, or 8.4%. RevPAR from our Same Store Assets for the nine months ended September 30, 2008 increased by 5.0% from the nine months ended September 30, 2007.

The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2008 and 2007 are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
Occupancy	73.91%	76.88%
ADR	$281.56	$257.70
RevPAR	$208.09	$198.12

The 5.0% increase in RevPAR for the Same Store Assets resulted from a 9.3% increase in ADR partially offset by a 2.97 percentage-point decrease in occupancy. The increase in the Same Store RevPAR was primarily due to the consolidation of the Paris Marriott operations, which we included in our Same Store Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $594.30 for the nine months ended September 30, 2008. The remaining Same Store Assets contributed to a RevPAR decrease of 0.3%. For the nine months ended September 20, 2008, there were RevPAR increases at the Four Seasons Mexico City (8.1%) and the Four Seasons Punta Mita Resort (5.1%). Both of these hotels showed improved performance over the prior year due to a weaker U.S. dollar against the Mexican peso when compared to the prior year. In addition, the Four Seasons Mexico City had strong corporate transient demand. These RevPAR increases were offset by RevPAR decreases at the Marriott Lincolnshire (10.4%), which was due to lower group demand stemming from increased competition coupled with a discounting of rates to improve transient demand, and at the Fairmont Chicago (9.7%), which was due to displacement at the hotel from extensive renovations.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $9.7 million, or 4.1%. Approximately $2.3 million of the increase related to our additional ownership period of the Renaissance Paris during 2008 when compared to 2007. Food and beverage revenue for the Same Store Assets increased $7.3 million, or 3.1%. The increase was primarily due to the consolidation of the Paris Marriott operations, which generated food and beverage revenue of $6.2 million. In addition, food and beverage revenue increased at the Four Seasons Punta Mita Resort, the Four Seasons Mexico City, and the Ritz-Carlton Half Moon Bay due to higher group occupancy during the nine months ended September 30, 2008 when compared to the same period in the prior year. These increases were offset by lower food and beverage revenue at Marriott London Grosvenor Square, which no longer operates the hotel restaurant but now leases to a third party and had displaced business due to extensive renovations, and lower food and beverage revenues at the Fairmont Chicago due to lower banquet revenues driven by a decrease in group occupancy.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $2.7 million, or 3.4%. The increase was primarily attributed to an increase in group cancellation fees, increases in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to higher demand, increases in theater revenues earned at the Marriott Lincolnshire due to two highly popular shows performed at the theater, and increases in spa revenues at the InterContinental Miami and Fairmont Chicago hotels, which both opened new spas in 2008. In addition, there were other hotel operating revenues of $1.4 million resulting from the consolidation of the Paris Marriott. These increases were partially offset by decreases in various ancillary revenues such as spa, garage, gift shop, and recreation driven mainly by lower occupancy.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $13.1 million, or 75.7%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change (%)	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$102,637	$93,351	$9,286	9.9%	$99,759	$92,807	$6,952	7.5%
Food and beverage	170,959	161,046	9,913	6.2%	167,513	160,279	7,234	4.5%
Other departmental expenses	188,700	175,317	13,383	7.6%	185,841	174,761	11,080	6.3%
Management fees	30,507	27,733	2,774	10.0%	30,158	27,652	2,506	9.1%
Other hotel expenses	45,296	47,949	(2,653)	5.5%	44,575	47,870	(3,295)	6.9%

Total hotel operating expenses	$538,099	$505,396	$32,703	6.5%	$527,846	$503,369	$24,477	4.9%

For the Total Portfolio, hotel operating expenses increased $32.7 million, or 6.5%, which includes approximately $8.1 million of expenses related to our additional ownership period of the Renaissance Paris during 2008. For the Same Store Assets, hotel operating expenses increased $24.5 million, or 4.9%. Approximately $19.2 million of the increase in hotel operating expenses related to the consolidation of the Paris Marriott operations. For the remainder of the Same Store Assets, hotel operating expenses increased $5.3 million. The increase in hotel operating expenses for the Same Store Assets, other than the Paris Marriott, primarily related to increases in salaries, wages and related benefits ($4.6 million), utilities ($2.0 million), administrative and general fees ($1.9 million), and real estate taxes ($0.4 million). These increases were partially offset by a $3.9 million decrease in insurance expense, which is recorded in other hotel expenses, due to lower insurance premiums.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $13.9 million, or 18.2%, for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. Approximately $2.1 million of the increase related to Renaissance Paris. Another $0.7 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $11.1 million due to capital projects being placed in service at the individual hotels.

Impairment Losses and Other Charges. During the nine months ended September 30, 2008, we reviewed our goodwill and other intangible assets for potential impairment and recorded an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets. The charge related to the Fairmont Scottsdale Princess ($50.7 million) and the Ritz-Carlton Laguna Niguel ($7.1 million). We also recorded a charge of approximately $35.2 million related to abandoning our planned purchase of an interest in the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.2 million in planning and development costs. Finally, we abandoned several capital projects at our Same Store Assets due to unfavorable market conditions. We recorded a charge of approximately $3.6 million to write off capitalized costs related to these projects.

During the nine months ended September 30, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets.

Interest Expense, Net. The $1.7 million, or 2.7%, increase in interest expense, net for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007 was primarily due to:

•	a $5.4 million increase attributable to higher average borrowings,

•	a $0.8 million increase in amortization of deferred financing costs, and

•	a $0.3 million decrease in interest income; partially offset by

•	a $2.6 million decrease due to lower average rates, and

•	a $2.2 million increase in capitalized interest.

The components of interest expense, net for the nine months ended September 30, 2008 and 2007 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Mortgage and other debt	$(58,508)	$(54,721)
Bank credit facility	(4,496)	(7,167)
Exchangeable Notes	(4,825)	(3,126)
Amortization of deferred financing costs	(3,247)	(2,488)
Interest income	1,497	1,833
Capitalized interest	6,370	4,145

Total interest expense, net	$(63,209)	$(61,524)

The weighted average debt outstanding for the nine months ended September 30, 2008 and 2007 amounted to $1.7 billion and $1.5 billion, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.4% and 5.7%, respectively. At September 30, 2008, including the effect of interest rate swaps, 10.9% of our total debt had variable interest rates and 89.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $7.8 million for the nine months ended September 30, 2007. Approximately $3.4 million of the loss was driven by costs related to the defeasance of a fixed rate loan partially secured by the Hyatt Regency La Jolla hotel on August 23, 2007. Approximately $3.1 million of the balance included the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of our bank credit facility. The remaining balance consisted of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Nine months ended September 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$3,025	$525	$115	$(495)	$3,170

Depreciation	5,495	—	—	—	5,495
Interest	11,494	135	—	—	11,629
Income tax expense	392	192	—	—	584

Nine months ended September 30, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	Residence Club Punta Mita	Total
Equity in earnings (losses)	$8,243	$(31)	$8,212

Depreciation	5,137	—	5,137
Interest	15,718	193	15,911
Income tax expense (benefit)	2,469	(70)	2,399

Equity in earnings decreased $5.0 million during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The decrease in equity in earnings was primarily due to the sale of the North Beach Venture residential condominium hotel units in 2007. During the nine months ended September 30, 2007, our share of income, net of taxes related to the sale of these units was approximately $11.4 million. There were no units sold during the nine months ended September 30, 2008. The decrease in equity in earnings was partially offset by a $4.2 million decrease in our share of interest expense at the Hotel del Coronado Venture due to lower borrowings and interest rates in 2008 when compared to 2007.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain (loss) increased to a $4.1 million foreign currency exchange gain during the nine months ended September 30, 2008 from a $3.5 million foreign exchange loss during the nine months ended September 30, 2007. The foreign currency exchange gain is primarily related to changing foreign exchange rates related to euro-denominated loans associated with the InterContinental Prague hotel.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state and local and franchise taxes, as well as other miscellaneous income and expenses. The change in other (expenses) income, net of $1.0 million was primarily attributable to decreases in asset management fees.

Income Tax Expense. Income tax expense decreased $2.7 million during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The decrease in income tax expense is primarily due to a decrease in U.S. deferred taxes. The change in the U.S. deferred taxes is due to the sale of the North Beach Venture residential condominium hotel units during the nine months ended September 30, 2007. The majority of the North Beach Venture units were sold in 2007 with no significant activity in 2008.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest in SH Funding changed to $1.1 million of minority interest income for the nine months ended September 30, 2008 when compared to minority interest expense of $0.2 million for the nine months ended September 30, 2007. This change was due to the change in the results of our operations and primarily driven by the impairment losses and other charges recorded in the third quarter of 2008. Our ownership percentage of SH Funding did not change.

Minority interest expense in consolidated affiliates increased $2.1 million for the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The change reflected the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interests in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007.

Distributions in Excess of Minority Interest Capital. We made a distribution to our minority interest partner in a consolidated entity in excess of the minority interest partner’s capital account in the amount of $2.5 million for the nine months ended September 30, 2008.

(Loss) Gain on Sale of Minority Interests in Hotel Properties. On August 31, 2007, we closed on the transactions to sell a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd. We recognized a gain on the sale of approximately $84.8 million, net of minority interest during the third quarter of 2007.

Income (Loss) from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of these operations were reclassified as discontinued operations for the nine months ended September 30, 2008 and 2007. Income (loss) from discontinued operations amounted to $44.0 million of income and $41.5 million of loss for the nine months ended September 30, 2008 and 2007, respectively. The income from discontinued operations for the nine months ended September 20, 2008 primarily consisted of the operating results of the Hyatt Regency Phoenix hotel as well as a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel and a $0.6 million gain recognized on the sale of the Hyatt Regency New Orleans hotel. The loss from discontinued operations for the nine months ended September 30, 2007 primarily consisted of the operating results at the Hyatt Regency Phoenix and Hyatt Regency New Orleans hotels, which included $7.3 million of losses on the early extinguishment of debt related to the defeasance of fixed rate mortgage loans secured by these two hotels and a $37.7 million impairment loss on the Hyatt Regency New Orleans hotel due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property.

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

Capital expenditures for the nine months ended September 30, 2008 and 2007 amounted to $147.2 million and $79.8 million, respectively. Included in the 2008 and 2007 amounts were $6.4 million and $6.6 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. For the remainder of the year ended December 31, 2008, we expect to fund hotel FF&E Reserve projects of approximately $10.0 million and owner-funded projects of approximately $25.0 million. During the year, we completed renovations at our Fairmont Chicago and Marriott London Grosvenor Square hotels and by the end of the year we will have substantially completed significant capital programs at the Four Seasons Washington, D.C. and Fairmont Scottsdale hotels. We are still in the process of developing our capital program for 2009; however, many of our owner-funded projects have either been deferred or cancelled, and we expect expenditures to significantly decline from 2008 levels.

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

Interest accrues at LIBOR plus a margin of 0.80% to 1.50% per annum (0.80% at September 30, 2008), depending on a leverage test. We expect the margin to increase to 1.25% during the fourth quarter of 2008. Additionally, there is an unused commitment fee of 0.125% to 0.20% per annum based on the average daily-unused revolver balance. At November 6, 2008, there was $183.0 million outstanding under this facility. At November 6, 2008, there were outstanding letters of credit of $0.8 million.

Our bank credit facility contains financial and other customary restrictive covenants, including, among other things, that asset sales must be for at least 85% cash or cash equivalents, on a bona fide arms-length basis. As of November 6, 2008, our ability to borrow under this facility is subject to financial covenants including:

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

As of November 6, 2008, we are compliant with the above financial and other restrictive covenants. Our compliance with these covenants in future periods will depend substantially on the financial results of our hotels. However, if current financial market conditions persist and our business deteriorates, we may breach one or more of our financial covenants. We have commenced discussions with our agent banks regarding modification to our unsecured revolving credit facility. In the event we are unable to reach agreement with our bank lending group regarding possible modifications, and we breach our financial covenants, we would be in default under the related credit agreement, which could allow the lenders to declare all amounts outstanding under that facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of our Exchangeable Notes. If this happens, there would be a material adverse effect on our financial position and results of operations. In addition, if we are unable to borrow under our unsecured revolving credit facility or to refinance existing indebtedness, we may be prevented from making acquisitions, executing capital projects or funding our working capital needs.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of September 30, 2008 (in thousands):

	Balance as of September 30, 2008	Remainder of 2008	2009	2010	2011	2012	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70% (1)	$123,750	$—	$—	$—	$—	$123,750	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	—	118,250	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	—	76,500	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	—	97,500	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	—	121,000	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	—	90,000	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20%	150,186	—	—	4,506	4,506	141,174	—
Westin St. Francis, LIBOR plus 0.70% (1)	220,000	—	—	—	220,000	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	139,753	—	—	3,726	3,726	3,728	128,573
Fairmont Scottsdale Princess, LIBOR plus 0.56%	180,000	—	—	—	180,000	—	—

Total mortgage loans	1,316,939	—	—	8,232	619,232	560,902	128,573
Other debt (2)	16,162	—	16,162	—	—	—	—

Total mortgages and other debt payable	$1,333,101	$—	$16,162	$8,232	$619,232	$560,902	$128,573

(1)	These mortgage loans required that we maintain a minimum market capitalization at a level which we no longer maintain. In October 2008, the lender agreed to substitute this requirement with a minimum tangible net worth requirement (as defined in, and consistent with, the bank credit facility agreement). At September 30, we met this requirement, and maintained compliance with the financial covenants contained in the mortgage loan agreements.

(2)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we executed two $17.5 million non-interest bearing promissory notes. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, we paid the first of the $17.5 million non-interest bearing promissory notes. The second note is due August 31, 2009.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. The recent crisis in the credit markets has resulted in a challenging credit environment and our ability to raise capital through various debt markets is uncertain. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of September 30, 2008, we had 1,248,748 RSUs outstanding, of which 612,929 were vested. In addition, we had 885,026 Options outstanding. The following table presents the changes in our issued and outstanding shares of common stock and OP Units since December 31, 2007 (excluding RSUs):

	Common Shares	OP Units Represented by Minority Interests	Total
Outstanding at December 31, 2007	74,371,230	975,855	75,347,085
RSUs redeemed for shares of our common stock	38,782	—	38,782

Outstanding at September 30, 2008	74,410,012	975,855	75,385,867

Cash Flows

Operating Activities. Net cash provided by operating activities was $105.9 million for the nine months ended September 30, 2008 compared to $129.8 million for the nine months ended September 30, 2007. The decrease in net cash provided by operating activities is primarily due to insurance proceeds that were received in 2007, with no corresponding proceeds received in 2008, and a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

Investing Activities. Net cash used in investing activities was $56.9 million for the nine months ended September 30, 2008, compared to $24.9 million for the nine months ended September 30, 2007. The significant investing activities during these periods are summarized below:

•	We received cash proceeds of $89.6 million from the sale of the Hyatt Regency Phoenix during the nine months ended September 30, 2008.

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the nine months ended September 30, 2008.

•	We paid $1.2 million during the nine months ended September 30, 2008 for an interest in a newly-formed joint venture, LLPI.

•	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007 and received net proceeds of approximately $111.2 million.

•	We received $62.1 million of insurance proceeds during the nine months ended September 30, 2007 as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•	We purchased the Renaissance Paris for approximately $93.6 million in July 2007.

•

We completed the acquisition of our partner’s 15% interest in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007 for approximately $22.0 million and $9.4 million, respectively.

•	For the nine months ended September 30, 2007, we paid $5.7 million in escrow deposits in connection with potential hotel acquisitions.

•

We disbursed $147.2 million and $79.8 million during the nine months ended September 30, 2008 and 2007, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents increased by $3.5 million during the nine months ended September 30, 2008, primarily due to the consolidation of the Paris Marriott. Restricted cash and cash equivalents decreased by $15.7 million during the nine months ended September 30, 2007, primarily due to the release of insurance proceeds.

Financing Activities. Net cash used in financing activities was $87.6 million for the nine months ended September 30, 2008 compared to net cash used in financing activities of $77.8 million for the nine months ended September 30, 2007. The significant financing activities during these periods are summarized below:

•

During the nine months ended September 30, 2008 and 2007, we paid quarterly distributions to our common shareholders amounting to $53.9 million and $53.4 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $23.2 million and $22.4 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.7 million and $0.7 million, respectively.

•	During the nine months ended September 30, 2008 and 2007, we received net proceeds on our bank credit facility of $18.0 million and $5.0 million, respectively.

•	During the nine months ended September 30, 2008, we made a payment of $17.5 million on the promissory note issued in conjunction with our purchase of a land parcel in Punta Mita, Nayarit, Mexico.

•

During the nine months ended September 30, 2008 and 2007, we paid distributions to the minority interest holders in our consolidated affiliates in the amount of $9.8 million and $1.2 million, respectively.

•

During the nine months ended September 30, 2007, we made net payments on mortgage debt and other debt of $126.0 million, which included the defeasance of a fixed rate loan portfolio in the amount of $199.5 million.

•	We paid financing costs of $23.0 million during the nine months ended September 30, 2007.

•	We received net proceeds from the issuance of Exchangeable Notes of $179.1 million during the nine months ended September 30, 2007.

•	We paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes during the nine months ended September 30, 2007.

•	We paid $25.0 million for the repurchase of common stock during the nine months ended September 30, 2007.

Dividend Policy

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with REIT provisions of the Code. We intend to make dividend distributions quarterly, and, if necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of the final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

The board of directors has elected to suspend the quarterly dividend to holders of shares of common stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we anticipate that the payment of preferred dividends will be sufficient to cover any distributions that would be required to maintain our REIT status through 2009. The elimination of our common dividend equates to approximately $90.0 million in cash flow savings through the end of 2009. The board of directors will continue to evaluate the dividend policy and will ensure that we comply with REIT provisions of the Code.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,639,471	$—	$643,626	$995,845	$—
Interest on long-term debt obligations (3)	353,750	26,108	286,370	41,272	—
Operating lease obligations—ground leases and office space	8,521	24	1,324	1,289	5,884
Operating leases – Paris Marriott and Hamburg Marriott	483,854	5,662	67,948	45,299	364,945
Construction contracts (4)	14,940	14,940	—	—	—

Total	$2,500,536	$46,734	$999,268	$1,083,705	$370,829

(1)	These amounts represent obligations that are due within the remaining months of fiscal year 2008.

(2)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes and bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at September 30, 2008 and includes the effect of our interest rate swaps.
(4)	See “Item 1. Financial Statements – Note 13 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2008, $38.8 million was in restricted cash reserves for future capital expenditures. Our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Derivative Financial Instruments

We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. Instruments that meet our hedging criteria are formally designated as hedges at the inception of the derivative contract. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. Such methods incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value and such value may or may not actually be realized.

See “Item 3. Quantitative And Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and North Beach Venture, the owner of an adjacent residential condominium-hotel development. We own the Hotel Venture and North Beach Venture in partnership with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At September 30, 2008, there was no outstanding balance on the revolving credit facility. At September 30, 2008, there were letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At September 30, 2008, our investment in the Partnerships amounted to $71.9 million. Our equity in earnings of the Partnerships was $3.0 million for the nine months ended September 30, 2008.

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

Four Seasons Residence Club Punta Mita

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the joint venture amounted to $3.9 million. Our equity in earnings of the joint venture was $0.5 million for the nine months ended September 30, 2008.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the joint venture amounted to $6.5 million. Our equity in earnings of the joint venture was $0.1 million for the nine months ended September 30, 2008.

LLPI

We own a 40% interest in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe, as well as creating private residence clubs in luxury resort markets and marketing and selling shared ownership interests in private residences. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. We account for this investment under the equity method of accounting. At September 30, 2008, our investment in the joint venture amounted to $0.7 million. Our equity in losses of the joint venture was $0.5 million for the nine months ended September 30, 2008.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements – Note 12 Related Party Transactions” for a discussion of some of our transactions with related parties.

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

•

Impairment of Long-Lived Assets and Goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually and whenever circumstances or events indicate potential impairment. Under the guidance of SFAS No. 144, the recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In our analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of these assets as held for sale requires the recording of these assets at their net realizable value which can affect the amount of impairment recorded.

We account for goodwill in accordance with SFAS No. 142, which states that goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit, which in our case is each hotel property, to its carrying value. In the second step of the impairment test, the impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. The activities in the second step include hypothetically allocating the fair value of the reporting unit used in step one to all of the assets and liabilities, including all intangible assets, even if no intangible assets are currently recorded, of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

As of September 30, 2008, we concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. We reached the conclusion that an impairment test was required to be performed as of September 30, 2008 based on our assessment of the conditions that have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. We reviewed our long-lived assets for impairment using the methods prescribed under SFAS No. 144 and determined that there was no impairment as of September 30, 2008.

As described above, under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each hotel property to its carrying value. At the end of the third quarter, we completed a valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain hotel properties was less than the carrying value. Following this assessment, SFAS No. 142 requires us to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. We have not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management and considered in measuring the estimated impairment charge recorded during the third quarter of 2008. Based on our preliminary analysis, we determined that we should record an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets for the nine months ended September 30, 2008.

The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities as of September 30, 2008 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to September 30, 2008. Accordingly, an adjustment to the estimated impairment charge may be required when we finalize our analysis in the fourth quarter of 2008. Any such adjustment could be material, but will be non-cash.

In the prior year, in connection with completing our insurance settlement process, we updated our ongoing evaluation and assessment of our strategic options with respect to the Hyatt Regency New Orleans property including updating our estimate of the fair market value of the property. We reviewed the property for potential impairment and based on our assessment, we recognized an impairment loss of $25.7 million on our long-lived assets and an impairment loss of $12.1 million on goodwill, which are included in income (loss) from discontinued operations, net of tax and minority interests, for the nine months ended September 30, 2007.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with the criteria stated in SFAS No. 144. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

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

New Accounting Pronouncements

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FASP EITF 03-6-1 on our financial statements.

In May 2008, the FASB issued FSP APB 14-1 that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. FSP APB 14-1 requires retrospective application and will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of FSP APB 14-1 on our financial statements.

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

In December 2007, the FASB issued SFAS 160. The statement requires that noncontrolling interests be reported as stockholders’ equity, a change that will affect our financial statement presentation of minority interests in our consolidated subsidiaries. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The statement is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 160 on our financial statements.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains controls over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 will impact our accounting for future acquisitions and related transaction costs. The effect will be dependent on the acquisitions at the time.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. We have determined to not elect the fair value option for any of our financial assets and liabilities that existed at the date of adoption (January 1, 2008).

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. As of January 1, 2008, we determined that SFAS 157 did not have a significant impact on the financial asset and liabilities on our financial statements. However, the FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently evaluating the impact of the non-financial asset and liability portion of SFAS 157 on our financial statements.

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

See “Item 2. Financial Statements—Note 10 Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2008.

As of September 30, 2008, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes were approximately $1.6 billion, of which approximately $179.0 million, or 10.9%, was variable rate debt. Total variable rate debt excluded $1.3 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $1.4 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million annually.

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

For the nine months ended September 30, 2008, approximately 24.9% of our total revenues were generated outside of the U.S., with approximately 9.4% of total revenues generated from the Four Seasons Punta Mita Resort, Four Seasons Mexico City, and La Solana Villas (which use the Mexican peso), approximately 7.3% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 4.2% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 4.0% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

During the nine months ended September 30, 2008, the U.S. dollar remained weak relative to the currencies of our international markets. If the U.S. dollar had weakened an additional 10% during the nine months ended September 30, 2008, total revenues and operating income would have approximately increased as follows from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$7.0	$5.4	$3.2	$3.0	$18.6
Increase in operating income	$1.9	$0.6	$0.7	$0.7	$3.9

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened an additional 10% during the nine months ended September 30, 2008, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $8.0 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of September 30, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) include without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Item 1A.	Risk Factors.

There were no other material changes, other than the ones noted below, from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

The following risk factors update the risk factors titled “An economic slowdown would adversely affect our results by causing declines in average daily room rates or occupancy” and “Our financial covenants may restrict our operating or acquisition activities” in our annual report on Form 10-K for the year ended December 31, 2007.

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty of its breadth, depth and duration have left unclear the extent to which the lodging industry, which prior to the last 12 months had experienced a period of sustained growth, will continue to decline. Many economists have reported that the U.S. economy may be in, or nearing, a recession. Recent substantial increases in transportation fuel costs, increases in air and ground travel costs and decreases in airline capacity that could stem from higher fuel costs, could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the economic slowdown continues for a significant period or becomes worse, or if transportation fuel costs remain at current high levels for an extended period or increase further.

Our financial covenants may adversely affect our financial position and results of operations.

The agreement governing our unsecured revolving credit facility and certain other agreements include customary financial and other covenants that must be met in order for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations on our ability to do certain things, including limitations on our incurrence of indebtedness. Our ability to borrow under our revolving credit facility is subject to compliance with these financial and other covenants. Our results of operations may be adversely affected by the current economic downturn. As of September 30, 2008, we were in compliance with the financial covenants set forth in our unsecured revolving credit facility; however, if current financial market conditions persist and our business deteriorates, we may breach one or more of our financial covenants. We have commenced discussions with our agent banks regarding modification to our unsecured revolving credit facility. In the event we are unable to reach agreement with our bank lending group regarding possible modifications, and we breach our financial covenants, we would be in default under the related credit agreement, which could allow the lenders to declare all amounts outstanding under that facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of our $180,000,000 3.5% exchangeable notes. If this happens, there would be a material adverse effect on our financial position and results of operations. In addition, if we are unable to borrow under our unsecured revolving credit facility or to refinance existing indebtedness, we may be prevented from making acquisitions, executing capital projects or funding our working capital needs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit No.	Description of Exhibit
	3.1	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

	3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

	3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

+	10.1	First Amendment to Consulting Agreement, dated as of August 21, 2008, by and between the Company and Sir David M.C. Michels (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed August 25, 2008 and incorporated herein by reference).

*	10.2	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent.

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith
+	Represents a management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

November 6, 2008	By:	/s/ Laurence S. Geller
Laurence S. Geller President, Chief Executive Officer and Director

November 6, 2008	By:	/s/ James E. Mead
James E. Mead Executive Vice President and Chief Financial Officer