Form 10-K
period 2008-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2009-03-02
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant was approximately $694.1 million as of June 30, 2008.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of February 27, 2009 was 74,971,069.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 21, 2009.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Renaissance®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections, other financial information or other information contained in this report.

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of the current general global economic recession upon business and leisure travel and the hotel markets in which we invest;

•	availability of capital;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	our ability to obtain or refinance maturing debt and maintain compliance with debt covenants;

•	risks related to natural disasters;

•	our ability to dispose of existing properties in a manner consistent with our investment strategy;

•	increases in interest rates and operating costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	the failure of closing conditions or contingencies required to be satisfied in certain agreements to which we are a party;

•	rising insurance premiums;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•

continuing deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels operate and in which we invest, including luxury and upper-upscale product;

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

Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors. We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this annual report on Form 10-K to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K and in our other documents filed with the Securities and Exchange Commission (SEC) that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

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

We operate as a self-administered and self-managed real estate investment trust (REIT) managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 27, 2009.

As of February 27, 2009, we:

•

wholly own or lease 16 hotels, have a 51% interest in affiliates that own two hotels where we asset manage such hotels and have a 45% interest in and act as asset manager for a joint venture that owns one hotel;

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

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely-recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental® , Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a specialty management company, KSL Resorts.

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

Business Strategy

We are a preeminent owner of upper upscale and luxury branded hotels located primarily in the United States with select international hotels. Our strategy involves the acquisition of hotels with strong underlying real estate values, adding value through the application of management’s superior asset management skills, identifying redevelopment opportunities to enhance cash flow and value, and disposing of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Acquisition Strategy

Acquisitions have historically been a significant part of the business strategy of the Company and one of our core competencies is a diligent approach which includes continuous research based selection of target markets and individual properties. Members of our management team have the skills and experience to acquire and asset manage hotels both domestically and internationally, which we believe differentiates us among lodging REITs.

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

A major component of our value creation strategy is to create incremental sources of income from properties through thoughtfully executed and consumer market research based redevelopment.

Our current portfolio now includes capital investments completed during the past two years which give us a fresh and competitive portfolio that management believes can provide relative outperformance during the current recessionary cycle; minimizes necessary maintenance capital investment during 2009; and can provide incremental growth during a recovery. In addition, prior to this current period of market weakness, we created and planned a variety of property investment programs. Our goal is to enhance the cash flow growth of our portfolio during the future recovery through the careful execution of these plans.

•	Disposition Strategy

•

We recycle capital for future investments through opportunistic dispositions. We are likely to dispose of all or part of our investment in a property in circumstances where we believe our asset management strategy has maximized the property’s value, the proceeds of the disposition are unusually attractive, the market in which the property is located is declining or static, or competition in the market requires substantial capital investment that will not generate returns that meet our criteria.

•

Proceeds from dispositions would generally be intended to be reinvested in redevelopment activities in our existing portfolio or the acquisition of additional hotel properties where the application of our life cycle-based investment strategy can begin again.

•

During the current market environment, the company has undertaken a comprehensive review of its assets against sources of capital in the marketplace with the objective of seeking strategies to sell assets in order to supplement the Company’s liquidity position.

As a result of the current economic downturn, the Company’s revenues and operating cash flows have declined and we expect continued declines in 2009. We do not expect to see improvement in our results until current economic trends reverse. While the depth and length of the current downturn is difficult to predict, we are prudently planning for a lengthy recession. Despite the unfavorable environment, management believes the Company has the ability to sustain the downturn by being prudent stewards of capital. The Company recently amended its bank credit facility to provide more operating cushion with respect to its financial covenants against a prolonged downturn. In the current liquidity constrained marketplace, the Company is not actively pursuing acquisitions and has undertaken a process to reduce capital commitments in order to enhance our liquidity.

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

Seasonality

For information relating to the seasonality of our business, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” on page 57 of this Form 10-K.

Employees

As of February 27, 2009, we had 44 full-time and four part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

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

REIT Structure

The provisions of the REIT Modernization Act of 1999, as amended (the RMA), allow REITs, subject to certain limitations, to own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary (TRS) that can engage in businesses previously prohibited to a REIT. In particular, these provisions permit hotel REITs to own a TRS that leases hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS still must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 25% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, the RMA provides that a REIT may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

Ownership of Hotels

Where we have an ownership interest in a hotel, the entity through which we hold such ownership interest (a Strategic Ownership Entity) will generally lease the hotel to one of our TRSs and the TRS will enter into a management agreement with an independent third party for such party to operate the hotel. A lease between a Strategic Ownership Entity and one of our TRSs (an Affiliate Lease) provides for the TRS to pay to the Strategic Ownership Entity a base rent plus a percentage rent (as more fully described below). An Affiliate Lease must contain economic terms that are similar to a lease between unrelated parties or, pursuant to the RMA, the Strategic Ownership Entity may have to pay a 100% penalty tax on some of the payments it receives from our TRS under such Affiliate Lease.

Each Affiliate Lease, other than the lease with respect to the InterContinental Prague, has a non-cancelable term of approximately five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for our TRS’ use and occupancy, condemnation or our sale or disposition of the hotel.

During the term of each Affiliate Lease, other than the lease with respect to the InterContinental Prague, our TRS is obligated to pay a fixed annual base rent and a percentage rent to the applicable Strategic Ownership Entity. With respect to the InterContinental Prague, there is an existing lease agreement between the applicable Strategic Ownership Entity and a tenant that has prepaid the rent, which is being amortized on a straight-line basis over 15 years. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues, subject to certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees, where percentage rent is paid monthly. Base rent accrues and is paid monthly. Base rents and percentage rents are adjusted annually for changes in the consumer price index or similar indices.

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

Hotel Management Agreements

Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees between 1.25% to 4.00% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from one to 49 years. A management agreement with one of our operators typically has the terms described below.

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

We lease one of our hotels, the Hamburg Marriott, pursuant to a lease agreement whereby rent is paid by the hotel management company that operates the hotel, as lessee, to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of our management contracts described above.

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange (NYSE) corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at www.strategichotels.com. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Corporate Secretary, Strategic Hotels & Resorts, Inc., 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.

Where to Find More Information

We maintain a website at www.strategichotels.com. Through our website, we make available, free of charge, our annual proxy statement, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

ITEM 1A.	RISK FACTORS.

In addition to the information and factors discussed elsewhere in this annual report on Form 10-K, including our consolidated financial statements and the related notes, the factors disclosed below could cause our actual results to differ materially from those projected in any future-looking statements and could affect our future financial performance.

Risks Related to Our Business

The U.S. and other financial markets have been in turmoil and the U.S. and other economies in which we operate are in the midst of an economic recession which can be expected to negatively impact our operations and our liquidity.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are frozen. Global financial markets have been disrupted by, among other things, volatility in security prices, rating downgrades and declining valuations, and this disruption has been acute in real estate related markets. This disruption has lead to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe. As a consequence, owners and operators of commercial real estate, including hotels and resorts, may continue to experience declines in business and real estate values in the U.S. or elsewhere and continuing liquidity constraints as lenders are unwilling or unable to originate new credit and the capital markets may be otherwise unavailable. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

We incurred a loss in fiscal year 2008 and, due to the current negative economic environment, we may continue to incur losses in the future.

We incurred a net loss of $313.4 million for our 2008 fiscal year. The economic downturn has negatively impacted business and leisure travel leading to a reduction in revenues at our hotel properties. A prolonged economic downturn will likely produce continued losses. There can be no assurance that we will resume profitable operations and generate net income for our stockholders in the near term or at all.

Our shares of common stock may be delisted from the NYSE if the price per share trades below $1.00 for an extended period of time, which could negatively affect our business, our financial condition and our results of operation and our ability to service our debt obligations.

Our common stock at times has traded below $1.00. In the event the average closing price of our common stock for a 30-day period is below $1.00, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	Reducing the trading liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•	Causing an event of default under certain of our debt agreements, which could serve to accelerate the indebtedness; and

•	Reducing our ability to retain, attract and motivate directors, officers and employees.

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

The geographic concentration of our hotels in California makes us more susceptible to an economic downturn or natural disaster in that state.

As of February 27, 2009, six of the hotels we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California economy.

We have substantial debt, a portion of which is variable rate debt, and upon maturity, we plan to refinance with new debt, which may not be available when required on optimal terms or at all.

We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable rate, and we may borrow additional variable rate debt under our bank credit facility. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2008, we had total debt of $1.7 billion, and, including the effect of interest rate swaps, 15.3% of our total debt had variable interest rates and 84.7% had fixed interest rates.

Our significant debt may negatively affect our business and financial results, including:

•

requiring us to use a substantial portion of our funds from operations to make required payments on principal and interest, which reduces the amounts available for distributions to our stockholders and funds available for operations, capital expenditures, future business opportunities and other purposes;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions;

•	limiting our ability to borrow more money for operations, capital or to finance acquisitions in the future; and

•	requiring us to dispose of properties to make required payments of interest and principal.

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. Due to the severe contraction in credit markets, there can be no assurance that we will be able to refinance our debt with new borrowings and our low common stock price may practically eliminate an equity offering as a viable financing alternative. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, the debt we do arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, borrow under our bank credit facility or borrow new funds to acquire properties. The curtailment of lending by many traditional commercial real estate lenders impedes our ability to grow our portfolio of hotels through future acquisitions and otherwise may prevent us from executing our business plans, including limiting the likelihood of successful asset dispositions. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income or to ensure otherwise that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain financing from either affiliated or unaffiliated sources. The financial market turmoil and economic recession has severally contracted available liquidity and therefore sufficient financing may not be available or, if available, may not be available on reasonable terms. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

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

Although recently amended, the agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations on our ability to do certain things, and limitations on our incurrence of additional indebtedness. Importantly, the amended bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants and our ability to comply with the covenants may be impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations. We are in compliance with the financial covenants set forth in our bank credit facility and other agreements; however, if our business deteriorates, we may breach one or more of our financial covenants. In the event we breach our financial covenants, we would be in default under the bank credit facility and certain other agreements, which could allow the lenders to declare all amounts outstanding under these agreements to become due and payable. Additionally, such an acceleration event would allow for acceleration of our interest rate swaps and $180,000,000 3.5% Exchangeable Notes. If this happens, there would be a material adverse effect on our financial position and results of operations. In addition, if we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.

We have suspended the payment of dividends on our common and preferred stock.

For business reasons, we had previously suspended payment of our dividend on our shares of common stock. In addition, in February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, of 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock. We can provide no assurance as to when we will resume paying dividends on our common and preferred stock, if ever.

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

The present economic slowdown and the uncertainty of its breadth, depth and duration have left unclear whether the lodging industry, which prior to the last 12 months had experienced a period of sustained growth, will continue to decline. Many economists have reported that the U.S. economy is in a recession. Recent negative publicity regarding luxury hotels and decreases in airline capacity could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the recession continues for a significant period or becomes worse.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in that annual report on Form 10-K and for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for that quarter should be restated because the statements incorrectly classified certain items as cash flows from operating activities that should have been reported as cash flows from investing activities. Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 and our consolidated statement of cash flows for the quarter ended March 31, 2005 in our annual report on Form 10-K/A for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, respectively. In connection with these restatements, we determined that our internal control over financial reporting during the years ended December 31, 2004 and 2005 was not effective due to the existence of a material weakness in our internal control over financial reporting relating to the proper classification of cash flows pertaining to certain escrow deposits, purchased notes receivable and investments in our hotels. Although we have implemented additional procedures that we believe enable us to properly prepare and review our consolidated statement of cash flows, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance what we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Rising operating expenses and costs of capital improvements could reduce our cash flow, EBITDA and funds available for future distributions.

Our properties are subject to operating risks common to the lodging industry in general. If a property’s occupancy or room rates drop to the point where its revenues are insufficient to cover its operating expenses, then we could be required to spend additional funds for that property’s operating expenses. Our properties are continually subject to increases in real estate and other tax rates, wages and benefits, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses, which may reduce our cash flow, EBITDA and funds available for future distributions to our stockholders.

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

Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, net RevPAR or average daily rate, or ADR, we may not be able to force the hotel management companies in question to change their methods of operation of our hotels. Additionally, in the event that we need to replace any hotel management company, we may be required by the terms of the applicable management agreement to pay a substantial termination fee and may experience disruptions at any affected hotel. The effectiveness of the hotel management companies in managing our hotels will, therefore, significantly affect the revenues, expenses and value of our hotels. Occasionally, we have discovered accounting errors at some of our properties relating to the improper recording of income statement expenses, misstated inventories and other items apparently caused by poor accounting practices and oversight. In the event our third-party hotel management companies are not able to implement and maintain appropriate accounting controls with respect to our properties, our business, results of operations and financial condition could be adversely affected.

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

Because real estate investments are relatively illiquid, our ability to promptly sell one or more of our properties in response to changing economic, financial and investment conditions is limited. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. The difficulty in selling an asset is exacerbated by the dislocation in the debt and equity markets currently being experienced.

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

In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest in hotels and ancillary businesses, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels, resorts and businesses owned by the joint venture to additional risk. Although we generally seek to maintain sufficient control of any joint venture, we may be unable to take action without the approval of our joint venture partners. Alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 27, 2009, six of our hotels are located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our Four Seasons hotel in Mexico City is also in an area exposed to greater risk of earthquakes. Our InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.

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

Certain events, such as Hurricanes Katrina and Rita in 2005, have historically made it more difficult and expensive to obtain property and casualty insurance, including coverage for windstorm, flood and earthquake damage, and such events could occur again. We may encounter difficulty in obtaining or renewing property insurance, including coverage for windstorm, flood and earthquake damage, or casualty insurance on our properties at the same levels of coverage, under similar terms and in a timely manner due to a lack of capacity in the insurance markets or a lack of availability of such insurance at commercially reasonable rates. Insurance we would be able to obtain may be more limited and for some catastrophic risks (e.g., earthquake, flood, windstorm and terrorism) may not be generally available to fully cover potential losses. Even if we would be able to obtain new policies with desired levels and with limitations, we cannot be sure that we would be able to obtain such insurance at premium rates that are commercially reasonable or that there would not be gaps in our coverage. If we were unable to obtain adequate insurance on our properties for certain risks or in a timely manner, it would expose us to uninsured losses and could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

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

We consider acquisition and disposition opportunities in the ordinary course of our business; we face competition in the acquisition of properties and properties that we acquire may not perform as anticipated.

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

If we are not in compliance with the Americans with Disabilities Act of 1990, we may face significant costs to modify our properties and/or be subject to fines.

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

Provisions of Maryland law and our poison pill may limit the ability of a third party to acquire control of our company.

Certain provisions of the Maryland General Corporation Law (MGCL), may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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

We also adopted a shareholder rights plan, commonly known as a poison pill anti-takeover device, on November 14, 2008 to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. This plan makes an acquisition much more costly to a potential acquirer, which may deter a potential acquisition.

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

We currently qualify as a REIT under the Code. The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

Certain of our entities, including our foreign entities, are subject to corporate income taxes. Consequently, these entities are always subject to potential audit. There can be no assurance that certain tax positions the entities have taken will not be challenged by tax authorities and if the challenge is successful, could result in increased tax expense, which could be material.

If the leases of our hotels to our taxable REIT subsidiaries (Affiliate Leases) are not respected as true leases for federal income tax purposes, we would fail to maintain our status as a REIT.

To continue to qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, such as rent. The rent paid pursuant to our Affiliate Leases will only qualify for purposes of the gross income tests if such Affiliate Leases are respected as true leases for U.S. federal income tax purposes and are not treated as service contracts, joint ventures or some other type of arrangement. If our Affiliate Leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

Our taxable REIT subsidiaries (TRSs) are subject to special rules that may result in increased taxes.

The REIT has to pay a 100% penalty tax on certain payments that it receives if the economic arrangements between the REIT and the TRS are not comparable to similar arrangements between unrelated parties. The

Internal Revenue Service may successfully assert that the economic arrangements of any of our inter-company transactions, including our Affiliate Leases, are not comparable to similar arrangements between unrelated parties.

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

We may pay required dividends in the form of common stock.

We are required to distribute 90% of our annual REIT taxable income in order to maintain our REIT status. Under recent guidelines published by the Internal Revenue Service, we may pay a significant portion of required dividends in the form of additional shares of common stock equal in value up to 90% of the required dividend. We expect that as we undertake efforts to conserve cash and enhance our liquidity, future required dividends on our common stock, if any, may be paid in common stock to the fullest extent permitted. There can be no assurance as to when we will cease our efforts to conserve cash and enhance liquidity to an extent we believe positions us to resume the payment of dividends completely or substantially in cash.

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

				Year Ended December 31, 2008				% Change 2008- 2007(1)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	81.5%	$210.27	$171.34	$311.28	1.2%	(2.1)%
InterContinental Chicago(2)(*)	Chicago, IL	4/2005	792	81.0%	$210.44	$170.45	$271.57	(3.5)%	(3.3)%
Hotel del Coronado(3)	Coronado, CA	1/2006	757	70.7%	$366.62	$259.24	$544.31	(1.8)%	(0.2)%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	62.1%	$241.38	$149.93	$252.39	(10.2)%	(9.3)%
Fairmont Scottsdale Princess(4)(*)	Scottsdale, AZ	9/2006	649	65.0%	$258.31	$167.78	$376.91	(5.0)%	(5.3)%
InterContinental Miami(*)	Miami, FL	4/2005	641	67.7%	$197.68	$133.89	$229.14	(1.3)%	(1.9)%
Hyatt Regency La Jolla(2)(*)	La Jolla, CA	7/1999	419	76.1%	$182.67	$139.07	$260.07	(5.7)%	(7.1)%
Ritz-Carlton Laguna Niguel(*)	Dana Point, CA	7/2006	396	60.6%	$394.06	$238.79	$520.68	(6.7)%	(7.7)%
InterContinental Prague(*)	Prague, Czech Republic	8/1998	372	68.2%	$249.42	$170.13	$286.03	(7.5)%	(2.4)%
Loews Santa Monica Beach Hotel(5)(*)	Santa Monica, CA	3/1998	342	83.5%	$309.08	$258.00	$382.67	0.4%	(1.6)%
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	8/2004	261	69.4%	$363.44	$252.38	$629.57	(4.2)%	(0.3)%
Four Seasons Mexico City(*)	Mexico City, Mexico	12/1997	240	65.9%	$277.22	$182.73	$328.09	2.8%	2.5%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	211	66.2%	$533.61	$353.50	$665.76	(8.9)%	(4.5)%
Four Seasons Punta Mita Resort(*)	Punta Mita, Mexico	2/2001	173	73.7%	$757.49	$558.06	$977.37	(0.1)%	2.9%
Renaissance Paris Hotel Le Parc Trocadero	Paris, France	7/2007	116	71.0%	$361.77	$256.93	$417.24	5.2%	10.3%

Ground Lease Property Interest
Marriott Lincolnshire(*)	Lincolnshire, IL	9/1997	389	59.3%	$129.19	$76.65	$266.46	(13.7)%	(7.2)%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	72.9%	$410.04	$298.99	$447.04	(11.9)%	(14.9)%

Leasehold Property Interest
Marriott Hamburg(6)	Hamburg, Germany	6/2000	278	83.1%	$197.78	$164.39	$235.33	5.6%	5.2%
Marriott Champs Elysees Paris(6)	Paris, France	2/1998	192	88.0%	$630.56	$554.64	$685.27	10.6%	10.9%

Total			8,347	72.2%	$282.40	$203.77	$374.20	(2.6)%	(2.4)%

(1)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.
(2)	We own a 51% controlling interest in affiliates that own each of these properties.
(3)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage.
(4)	We have a ground lease interest in one land parcel at this property.
(5)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(6)	These properties were originally acquired on the dates indicated in the table but were subsequently sold to a third party and leased back to us in transactions that are more fully described under “Item 8. Financial Statements and Supplementary Data—Note 8 Operating Lease Agreements”.
(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data - Note 9 Indebtedness”.

ITEM 3.	LEGAL PROCEEDINGS.

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

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “BEE”. As of February 27, 2009, the number of registered holders of record of our common stock was 88.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2007 through December 31, 2008.

	2008 Per Share of Common Stock			2007 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$16.90	$12.94	$0.24	$24.31	$19.76	$0.24
Second Quarter	15.68	9.26	0.24	24.24	21.10	0.24
Third Quarter	11.01	6.48	0.24	24.35	18.71	0.24
Fourth Quarter	7.65	0.77	0.00	22.74	16.15	0.24

Year	$16.90	$0.77	$0.72	$24.35	$16.15	$0.96

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

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of common stock, and, in February 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our preferred stock. The decision to suspend the payment of dividends on our common and preferred stock was undertaken as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we would not be required to make any distributions in 2009 in order to maintain our REIT status through 2009.

For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—Note 9 Indebtedness—Bank Credit Facility.”

Equity Compensation Plan Information

There are 4,200,000 shares of common stock authorized for issuance under our Amended and Restated 2004 Incentive Plan (the Amended Plan). The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted average exercise price of outstanding awards (b)	Number of securities remaining available for future issuance under the Amended Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			1,809,983
Stock options	885,026	$19.22
Restricted stock units	1,303,766	N/A
Equity compensation plans not approved by security holders:	—	N/A	—

Total	2,188,792		1,809,983

Repurchases of Equity Securities

We did not repurchase equity securities during the fourth quarter of 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

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

The historical financial data presented herein prior to the date of our initial public offering (the IPO) in June 2004 is the historical financial data of our predecessor, SHC LLC, and reflects the historical results of operations and financial position of SHC LLC, including the seven properties that were distributed (Distributed Properties) by SHC Funding to SHC LLC (see “Item 8. Financial Statements and Supplementary Data – Note 1 General”).

	Historical as of and for the Years Ended December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004(1)(2)
	(In thousands, except per share and statistical data)
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	18	19	19	15	14
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	7,590	8,287	9,321	7,213	5,820
Average occupancy rate	72.3%	76.0%	74.8%	70.8%	68.7%
Operating Data:
Revenue:
Rooms	$534,342	$507,686	$358,066	$179,041	$180,899
Food and beverage	324,829	327,701	230,576	118,284	100,246
Other hotel operating revenue	110,364	108,760	72,045	39,251	37,059
Lease revenue	5,387	23,405	20,257	16,787	13,863

Total revenues	974,922	967,552	680,944	353,363	332,067
Operating costs and expenses:
Rooms	133,299	125,313	89,695	42,522	46,002
Food and beverage	225,884	222,016	161,133	82,471	77,214
Other departmental expenses	250,772	238,813	172,395	95,786	90,254
Management fees	38,265	37,131	24,860	9,996	11,571
Other hotel expenses	60,739	65,301	41,791	19,823	19,612
Lease expense	17,489	15,700	13,682	13,178	6,446
Depreciation and amortization	122,466	103,253	70,127	35,184	40,928
Impairment losses and other charges	361,820	7,372	—	—	—
Corporate expenses	27,009	30,179	25,383	21,023	28,845

Total operating costs and expenses	1,237,743	845,078	599,066	319,983	320,872

Operating (loss) income	(262,821)	122,474	81,878	33,380	11,195
Interest expense	(85,578)	(87,246)	(48,352)	(26,798)	(47,822)
Equity in earnings (losses) of joint ventures	2,810	8,344	(1,066)	2,818	739
Minority interests	761	(1,714)	(1,385)	(1,565)	1,229
(Loss) income from continuing operations	(357,465)	108,005	33,608	4,205	(53,274)
Income (loss) from discontinued operations	44,041	(38,847)	86,521	26,055	66,607
Net (loss) income	$(313,424)	$69,158	$120,129	$30,260	$13,333

Net (loss) income available to common shareholders	$(344,310)	$39,051	$95,586	$23,507	$13,333

(Loss) income from continuing operations per common share—basic	$(5.17)	$1.04	$0.13	$(0.07)	$(2.18)

Cash flows provided by (used in) operating activities	$95,189	$174,681	$141,206	$76,456	$(7,839)

Cash dividends declared per common share	$0.72	$0.96	$0.92	$0.88	$0.44

Balance Sheet Data:
Total assets	$2,909,460	$3,366,296	$3,255,709	$1,448,110	$990,350
Total liabilities	2,107,355	2,087,292	1,914,991	861,367	732,744
Minority interests	32,533	42,165	23,428	87,646	61,053
Shareholders’ equity	769,572	1,236,839	1,317,290	499,097	196,553

(1)	We sold one hotel property in 2008, one hotel property in 2007, two hotel properties in 2006, two hotel properties in 2005 and one hotel property in 2004. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The historical information for the year ended December 31, 2004 does not reflect the operations of the Distributed Properties subsequent to the date of the IPO.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotels & Resorts, Inc. and its subsidiaries for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

Overview

SHR was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels, as defined by Smith Travel Research. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—Note 1 General” for the hotel interests owned by us as of December 31, 2008.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2008. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2008, as applicable, unless otherwise noted.

Outlook

Consistent with our year-end results, we expect RevPAR declines to continue through 2009, likely accelerating in the first two quarters of the year. The lodging industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. We do not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets.

The decline in occupied room nights in all segments of the business accelerated throughout 2008 with losses of transient occupancy most acute in the highest rated premium segment of the business. Corporate demand for group business waned as a result of corporate cost cutting initiatives and leisure demand was impacted by reduced consumer spending. These room nights were in part replaced by less expensive discount and negotiated business. A similar trend occurred on the group side as higher-rated corporate business was replaced with lower-rated association business driven by a continued falloff in short-term bookings.

Our hotel operators have fought to minimize drops in average rate despite the shift towards lower rated group and transient business and declines in occupancy. However, as occupancy continues to drop discounting increases and its resulting impact on profit retention is reflected in the bottom line performance of the hotels. In addition, while our exposure to financial services is less than 5% of our total business, we may be disproportionately impacted by the crisis on Wall Street as firms become increasingly concerned with the negative perception of staying at luxury hotels and the United States government places more stringent restrictions on recipients of federal funds.

In most cases, we are in advanced stages of implementation of hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. This includes, but is not limited to, adjusting variable labor, eliminating fixed labor, reducing the hours of room service operations and other food and beverage outlets, and reducing, when possible, the implementation of certain brand standards. We believe these efforts have improved our margin performance in prior quarters and we plan to continue aggressively cutting costs as hotel demand deteriorates.

New supply in our markets is well controlled and expected to be less than 2% of existing rooms over the next three years with a high likelihood that some projects in the early stages of planning or construction will be delayed or cancelled given high construction costs and extremely limited access to credit markets.

Our hotels have performed favorably against the broad luxury hotel competitive set with our RevPAR growth outpacing the luxury set by an increasing margin since early April. Luxury hotels have been among the worst performing segments in the industry, and those trends are expected to continue for many of the reasons described above.

While the depth and length of the current downturn is difficult to predict, we are prudently planning for a lengthy recession and will manage the Company accordingly. Despite the unfavorable environment, management believes the Company has the ability to sustain the downturn by being prudent stewards of capital. The Company recently amended its bank credit facility to provide more operating cushion with respect to our financial covenants against a prolonged downturn. See the Liquidity and Capital Resources section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further detail regarding the amended bank credit facility.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

During 2006 through 2008, we completed the following acquisitions:

Property	Acquisition Date	Amount Paid
		(in millions)
Hotel del Coronado(1)	January 9, 2006	$71.4
Four Seasons Washington, D.C.	March 1, 2006	$170.0
Westin St. Francis	June 1, 2006	$439.3
Ritz-Carlton Laguna Niguel	July 7, 2006	$336.3
InterContinental Prague(2)	August 3, 2006	$163.6
Marriott London Grosvenor Square	August 31, 2006	$208.1
Fairmont Scottsdale Princess(3)	September 1, 2006	$350.8
Renaissance Paris	July 31, 2007	$95.0

(1)	We acquired 45% ownership interests in the joint ventures that own Hotel del Coronado and an adjacent land parcel under development.
(2)	We purchased our partner’s 65% interest in the entity that owns the InterContinental Prague.
(3)	We purchased the Fairmont Scottsdale Princess hotel and an adjacent 10-acre development parcel.

During 2006 through 2008, we sold the following properties:

Property	Disposition Date	Net Sales Proceeds
		(in millions)
Marriott Rancho Las Palmas Resort	July 14, 2006	$54.8
Hilton Burbank Airport	September 7, 2006	$123.3
InterContinental Chicago & Hyatt Regency La Jolla(1)	August 31, 2007	$111.2
Hyatt Regency New Orleans	December 28, 2007	$28.0
Hyatt Regency Phoenix	July 2, 2008	$89.6

(1)	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels.

Below is a summary of changes in our portfolio which have occurred during the years ended December 31, 2008, 2007 and 2006. The table summarizes the number of hotels and number of rooms, excluding unconsolidated joint ventures:

	2008	2007	2006
Hotels
Number of hotels, beginning of year	19	19	15
Acquisitions	—	1	6
Dispositions	(1)	(1)	(2)

Number of hotels, end of year	18	19	19

Rooms
Number of rooms, beginning of year	8,287	9,321	7,213
Acquisitions	—	116	3,058
Room expansions	1	34	5
Dispositions	(696)	(1,184)	(932)
Rooms converted to other uses	(2)	—	(23)

Number of rooms, end of year	7,590	8,287	9,321

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

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2008 and 2007 exclude the Renaissance Paris, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2007 and 2006 exclude the Renaissance Paris, the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, the Fairmont Scottsdale Princess, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2008 and 2007 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2008	2007	2008	2007
Revenues:
Rooms	54.8%	52.5%	54.7%	52.4%
Food and beverage	33.3%	33.9%	33.5%	33.9%
Other hotel operating revenue	11.3%	11.2%	11.2%	11.2%

	99.4%	97.6%	99.4%	97.5%
Lease revenue	0.6%	2.4%	0.6%	2.5%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 55.3% of the rooms sold during the year ended December 31, 2008. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 44.7% of the rooms sold during the year ended December 31, 2008. We divide our group customers into the following subcategories:

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

For purposes of calculating our Total Portfolio RevPAR for 2008, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. For purposes of calculating Total Portfolio RevPAR in 2007 and 2006, we excluded unconsolidated joint ventures, the Marriott Hamburg and the Paris Marriott hotels because we subleased the operations of these hotels and only recorded lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Renaissance Paris for the years ended December 31, 2008 and 2007. Same Store Assets RevPAR for 2006 is calculated in the same manner as Total Portfolio RevPAR in 2006 and also excludes the Four Seasons Washington, D.C., the Westin St. Francis, the Ritz-Carlton Laguna Niguel, the InterContinental Prague, the Marriott London Grosvenor Square, and the Fairmont Scottsdale Princess. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Overall, our Same Store Assets RevPAR, excluding the Paris Marriott in 2008, decreased by 4.2% to $188.85 during the year ended December 31, 2008 from $197.09 during the year ended December 31, 2007.

Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2008 and 2007 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2008	2007	2008	2007
Hotel Operating Expenses:
Rooms	18.8%	18.2%	18.6%	18.1%
Food and beverage	31.9%	32.2%	31.9%	32.2%
Other departmental expenses	35.4%	34.7%	35.5%	34.8%
Management fees	5.4%	5.4%	5.4%	5.4%
Other hotel expenses	8.5%	9.5%	8.6%	9.5%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue and correlate to revenues. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 46.3% of the total hotel operating expenses for the year ended December 31, 2008.

Most categories of variable operating expenses, such as utilities and certain labor such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs and expenses while increases in RevPAR attributable to increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as management fees charged by our operators, which are based on hotel revenues. Thus, changes in ADR have a more significant impact on operating margins.

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $5.2 million, $4.8 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Corporate expenses. Corporate expenses include our corporate level expenses such as payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Aqua Building. During the third quarter of 2008, we decided not to purchase an interest in a mixed-use building, the Aqua Building, which is currently under construction and adjacent to the Fairmont Chicago hotel. In conjunction with our decision not to purchase an interest in the Aqua Building, we recorded a charge of approximately $35.7 million in the year ended December 31, 2008, which includes the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.7 million in planning and development costs. We made the decision to not proceed with this investment because it no longer meets our investment criteria due to escalating total project costs and our increased corporate focus on liquidity.

Impairment Losses. Overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by U.S. GDP growth, business investment and employment growth, continued to weaken during 2008 with an acceleration of this trend in the third and fourth quarters of the year. We determined that these conditions have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, which are indicators of potential impairment of goodwill and long-lived assets, and that an evaluation of carrying values of goodwill, intangibles and long-lived assets was therefore required. Based on our evaluation, we recorded an estimated non-cash impairment charge that consisted of $57.8 million of goodwill and other intangible assets in the third quarter of 2008. In the fourth quarter of 2008, the Company performed its annual impairment analysis and recorded a non-cash impairment charge to goodwill, other intangible assets, and investment in joint ventures totaling $261.2 million. In addition, we determined that there was no impairment of investment in hotel properties at the time of our review. See“—Critical Accounting Policies” for further detail regarding our analysis.

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

Suspension of Stock Dividends. On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock. On February 24, 2009, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR preferred stock.

Amendment to Bank Credit Facility. In February 2009, we entered into an amended bank credit facility agreement. This amendment, among other things, provides us with additional flexibility with respect to our financial covenants and related financial calculations, reduces the facility size from $500.0 million to $400.0 million and increases the interest rate from LIBOR plus a margin of 0.80% to 1.50% to LIBOR plus a margin of 3.75%. See “—Liquidity and Capital Resources” for further detail regarding the amended bank credit facility.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Operating Results

The following table presents the operating results for the years ended December 31, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data), as defined on page 29.

	Total Portfolio				Same Store Assets
	2008	2007	Change ($)	Change (%)	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$534,342	$507,686	$26,656	5.3%	$523,434	$503,245	$20,189	4.0%
Food and beverage	324,829	327,701	(2,872)	0.9%	320,795	325,496	(4,701)	1.4%
Other hotel operating revenue	110,364	108,760	1,604	1.5%	107,161	107,842	(681)	0.6%

	969,535	944,147	25,388	2.7%	951,390	936,583	14,807	1.6%
Lease revenue	5,387	23,405	(18,018)	77.0%	5,387	23,405	(18,018)	77.0%

Total revenues	974,922	967,552	7,370	0.8%	956,777	959,988	(3,211)	0.3%

Operating Costs and Expenses:
Hotel operating expenses	708,959	688,574	20,385	3.0%	695,067	682,758	12,309	1.8%
Lease expense	17,489	15,700	1,789	11.4%	17,489	15,700	1,789	11.4%
Depreciation and amortization	122,466	103,253	19,213	18.6%	117,508	101,442	16,066	15.8%
Impairment losses and other charges	361,820	7,372	354,448	4,808.0%	291,802	—	291,802	100.0%
Corporate expenses	27,009	30,179	(3,170)	10.5%	—	—	—	—

Total operating costs and expenses	1,237,743	845,078	392,665	46.5%	1,121,866	799,900	321,966	40.3%

Operating (loss) income	(262,821)	122,474	(385,295)	314.6%	$(165,089)	$160,088	$(325,177)	203.1%

Interest expense, net	(83,764)	(84,531)	767	0.9%

Loss on early extinguishment of debt	—	(7,845)	7,845	100.0%

Equity in earnings of joint ventures	2,810	8,344	(5,534)	66.3%

Foreign currency exchange loss	(814)	(3,701)	2,887	78.0%

Other expenses, net	(690)	(201)	(489)	243.3%

(Loss) income before income taxes, minority interests, distributions in excess of minority interest capital, (loss) gain on sale of minority interests in hotel properties and discontinued operations	(345,279)	34,540	(379,819)	1,099.6%
Income tax expense	(10,402)	(9,479)	(923)	9.7%
Minority interests	761	(1,714)	2,475	144.4%

Distributions in excess of minority interest capital	(2,499)	—	(2,499)	100.0%

(Loss) income before (loss) gain on sale of minority interests in hotel properties and discontinued operations	(357,419)	23,347	(380,766)	1,630.9%

(Loss) gain on sale of minority interests in hotel properties	(46)	84,658	(84,704)	100.1%

(Loss) income from continuing operations	(357,465)	108,005	(465,470)	431.0%
Income (loss) from discontinued operations, net of tax and minority interests	44,041	(38,847)	82,888	213.4%

Net (loss) income	$(313,424)	$69,158	$(382,582)	553.2%

Reconciliation of Same Store Assets Operating (Loss) Income to Operating (Loss) Income:
Same Store Assets operating (loss) income					$(165,089)	$160,088	$(325,177)	203.1%
Corporate expenses					(27,009)	(30,179)	3,170	10.5%
Corporate depreciation and amortization					(1,460)	(585)	(875)	149.6%
Corporate impairment losses and other charges					(35,684)	(7,372)	(28,312)	384.0%
Non-Same Store Assets operating (loss) income					(33,579)	522	(34,101)	6,532.8%

Operating (loss) income					$(262,821)	$122,474	$(385,295)	314.6%

Operating Data(1):
Number of hotels	18	18			17	17
Number of rooms	7,590	7,591			7,474	7,475

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax and minority interests for the years ended December 31, 2008 and 2007.

Operating (Loss) Income. Operating (loss) income for the Total Portfolio decreased by $385.3 million, or 314.6%. This decrease in operating (loss) income is primarily due to the following:

(a)	a $330.0 million decrease at the Same Store Assets, other than the Paris Marriott, primarily attributable to $284.7 million of impairment on goodwill and other intangible assets in 2008, and the write-off of $7.1 million of costs related to projects abandoned due to unfavorable market conditions in 2008,

(b)	a $34.1 million decrease at the Non-Same Store Assets primarily attributable to 2008 impairment losses of $33.3 million at the Renaissance Paris and $1.0 million at our investment in the Four Seasons Residence Club Punta Mita (RCPM),

(c)	a $28.3 million decrease in corporate impairment losses and other charges primarily attributable to charges from abandoning our planned purchase of an interest in the Aqua Building in 2008, and

(d)	a $0.9 million decrease attributable to an increase in corporate depreciation, partially offset by

(e)	a $4.8 million increase attributable to consolidating the operations of the Paris Marriott effective January 1, 2008, and

(f)	a $3.2 million increase attributable to a decrease in corporate expenses.

Rooms. For the Total Portfolio, rooms revenue increased $26.7 million, or 5.3%. RevPAR from our Total Portfolio for the year ended December 31, 2008 increased by 1.0% from the year ended December 31, 2007. The components of RevPAR from our Total Portfolio for the years ended December 31, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007
Occupancy	71.89%	75.99%
ADR	$277.54	$259.86
RevPAR	$199.53	$197.46

The primary driver of the increase in Total Portfolio rooms revenue included the acquisition of the Renaissance Paris. We owned the Renaissance Paris for the full year ended December 31, 2008 but only owned the hotel for five months during the year ended December 31, 2007. The additional ownership period generated approximately $6.5 million of additional rooms revenue. Another significant factor increasing rooms revenue was the consolidation of the Paris Marriott, which generated $39.0 million of rooms revenue during the year ended December 31, 2008. The remaining properties contributed to a $18.8 million decrease in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Asset analysis.

For the Same Store Assets, rooms revenue increased $20.2 million, or 4.0%. RevPAR from our Same Store Assets for the year ended December 31, 2008 increased by 0.8% from the year ended December 31, 2007. The components of RevPAR from our Same Store Assets for the years ended December 31, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007
Occupancy	71.91%	76.00%
ADR	$276.20	$259.32
RevPAR	$198.61	$197.09

The 0.8% increase in RevPAR for the Same Store Assets resulted from a 6.5% increase in ADR partially offset by a 4.09 percentage-point decrease in occupancy. The increase in Same Store RevPAR was primarily due to the consolidation of the Paris Marriott operations, which we included in our Same Store Asset analysis because we continue to hold a leasehold interest in the hotel. The Paris Marriott generated RevPAR of $554.64 during 2008. The remaining Same Store Assets contributed to a RevPAR decrease of 4.2%. This was driven mainly by RevPAR declines at the Marriott Lincolnshire (13.7%), which saw a drop in group demand due to increased competition coupled with a discounting of transient room rates, at the Marriott London Grosvenor Square (11.9%), which experienced displacement from room renovations earlier in the year as well as foreign currency translation, and at the Fairmont Chicago (10.2%), which experienced displacement from renovations during the first half of 2008.

Food and Beverage. Food and beverage revenue for the Same Store Assets decreased $4.7 million, or 1.4%. The Same Store Assets food and beverage revenue, excluding the Paris Marriott, decreased by $12.5 million due to a shifting of the mix of business from group to transient at several of our hotels. In addition, lower overall occupancy has resulted in decreases in ancillary revenues such as food and beverage. This decrease was partially offset by the consolidation of the Paris Marriott in 2008, which generated food and beverage revenue of $7.8 million. For the Total Portfolio, food and beverage revenue decreased $2.9 million, or 0.9%. This decrease related to the $4.7 million decrease at the Same Store Assets which was partially offset by an increase in food and beverage revenue of approximately $1.8 million related to our additional ownership period of the Renaissance Paris during 2008 when compared to 2007.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $1.6 million, or 1.5%. The acquisition of the Renaissance Paris contributed $1.9 million of other hotel operating revenue, with $1.3 million of the increase related to a higher performance guarantee earned at the hotel. In addition, there were other hotel operating revenues of $1.4 million from the consolidation of the Paris Marriott. The Same Store Assets other hotel operating revenues, excluding the Paris Marriott, decreased by $2.1 million as a result of decreases in various ancillary revenues such as spa, garage, gift shop, recreation, and telephone driven mainly by lower occupancy. These decreases were partially offset by increases in group cancellation fees, increases in fees earned from the villa rental program at the Four Seasons Punta Mita due to higher demand, increases in theatre revenue earned at the Marriott Lincolnshire due to two highly popular shows performed at the theatre, and increases in spa revenues at the Fairmont Chicago and InterContinental Miami, as both opened new spas in 2008.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue decreased $18.0 million, or 77.0%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2008	2007	Change($)	Change(%)	2008	2007	Change($)	Change(%)
Hotel operating expenses:
Rooms	$133,299	$125,313	$7,986	6.4%	$129,622	$123,630	$5,992	4.8%
Food and beverage	225,884	222,016	3,868	1.7%	221,488	219,938	1,550	0.7%
Other departmental expenses	250,772	238,813	11,959	5.0%	246,727	237,316	9,411	4.0%
Management fees	38,265	37,131	1,134	3.1%	37,807	36,930	877	2.4%
Other hotel expenses	60,739	65,301	(4,562)	7.0%	59,423	64,944	(5,521)	8.5%

Total hotel operating expenses	$708,959	$688,574	$20,385	3.0%	$695,067	$682,758	$12,309	1.8%

For the Total Portfolio, hotel operating expenses increased $20.4 million, or 3.0%, which includes approximately $7.8 million of expenses related to our additional ownership period of the Renaissance Paris during 2008. For the Same Store Assets, hotel operating expenses increased $12.3 million, or 1.8%. Approximately $24.0 million of the increase in hotel operating expenses related to the consolidation of the Paris Marriott operations. For the remainder of the Same Store Assets, hotel operating expenses decreased $11.7 million. The decrease in hotel operating expenses for the Same Store Assets, other than the Paris Marriott, primarily related to decreases in other hotel expenses, which mainly consisted of declines in insurance expense of $4.3 million due to lower premiums. In addition, in the prior year, we wrote off $1.2 million of deferred costs related to a condominium-hotel project that was delayed indefinitely at the Fairmont Chicago, with no similar write-off during 2008.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $19.2 million, or 18.6%, for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Approximately $2.3 million of the increase related to Renaissance Paris. Another $0.9 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. For the Same Store Assets, depreciation and amortization increased $16.1 million due to capital projects being placed in service at the individual hotels.

Impairment Losses and Other Charges. During 2008, we recorded a non-cash impairment charge that consisted of $317.4 million of goodwill, $0.6 million of other intangible assets, and $1.0 million of investment in joint ventures. The charge related to the Ritz-Carlton Laguna Niguel ($61.5 million), Westin St. Francis ($57.1 million), Fairmont Scottsdale Princess ($50.7 million), Marriott London Grosvenor Square ($49.6 million), the InterContinental Prague ($49.4 million), Renaissance Paris ($33.3 million), the Four Seasons Washington, D.C. ($16.4 million) and our investment in the Residence Club Punta Mita ($1.0 million).

We also recorded a charge of approximately $35.7 million related to abandoning our planned purchase of an interest in the Aqua Building during 2008. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.7 million in planning and development costs. Additionally, we abandoned several capital projects at our Same Store Assets due to unfavorable market conditions. We recorded a charge of approximately $7.1 million to write off capitalized costs related to these projects.

During the year ended December 31, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets.

Corporate Expenses. Corporate expenses decreased $3.2 million, or 10.5% for the year ended December 31, 2008 when compared to the same period in 2007. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is primarily attributable to:

•	a $2.2 million decrease in payroll and related costs primarily due to decreases in bonus expenses partially offset by increase in severance costs,

•	a $0.9 million decrease in travel and entertainment and recruiting expenses, and

•	a $0.5 million decrease in office expenses, partially offset by

•	a $0.5 million increase in professional fees.

Interest Expense, Net. The $0.8 million, or 0.9%, decrease in interest expense, net for the year ended December 31, 2008 when compared to the year ended December 31, 2007 was primarily due to:

•	a $3.9 million decrease due to lower average rates,

•	a $2.7 million increase in capitalized interest, and

•	a $0.5 million decrease in amortization, partially offset by

•	a $5.5 million increase attributable to higher average borrowings, and

•	a $0.9 million decrease in interest income.

The components of interest expense, net for the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007
Mortgages and other debt	$(77,423)	$(74,590)
Bank credit facility	(6,211)	(9,107)
Exchangeable Notes	(6,445)	(4,781)
Amortization of deferred financing costs	(4,145)	(4,672)
Interest income	1,814	2,715
Capitalized interest	8,646	5,904

Total interest expense, net	$(83,764)	$(84,531)

The weighted average debt outstanding for the years ended December 31, 2008 and 2007 amounted to $1.7 billion and $1.6 billion, respectively, and the weighted average interest rates for the years ended December 31, 2008 and 2007, including the effect of interest rate swaps, were 5.4% and 5.7%, respectively. At December 31, 2008, including the effect of interest rate swaps, 15.3% of our total debt had variable interest rates and 84.7% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $7.8 million for the year ended December 31, 2007. Approximately $3.5 million of the loss was driven by costs related to the defeasance of a fixed rate loan partially secured by the Hyatt Regency La Jolla hotel on August 23, 2007. Approximately $3.0 million of the balance included the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of our bank credit facility. The remaining balance consisted of the write-off of unamortized deferred financing costs related to the repayment or refinancing of other mortgage loans.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Year ended December 31, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	Buy Efficient	LLPI	Total
Equity in earnings (losses)	$2,177	$988	$239	$(594)	$2,810
Depreciation	7,379	—	—	—	7,379
Interest	15,204	178	—	—	15,382
Income tax (benefit) expense	(157)	381	—	—	224

Year ended December 31, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	Buy Efficient	Total
Equity in earnings	$8,075	$231	$38	$8,344
Depreciation	6,844	—	—	6,844
Interest	20,943	247	—	21,190
Income tax	2,520	49	—	2,569

Equity in earnings decreased $5.5 million during the year ended December 31, 2008 when compared to the year ended December 31, 2007. The decrease in equity in earnings was primarily due to the sale of the North Beach Venture residential condominium hotel units in 2007. During the year ended December 31, 2007, our share of income, net of taxes related to the sale of these units was approximately $13.1 million. There was one unit sold during the year ended December 31, 2008. The decrease in equity in earnings was partially offset by a $5.7 million decrease in our share of interest expense at the Hotel del Coronado Venture due to lower borrowings and interest rates in 2008 when compared to 2007.

Foreign Currency Exchange Loss. Foreign currency exchange loss decreased by $2.9 million during the year ended December 31, 2008 when compared to the same period in the prior year. The decrease was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Expenses, Net. Other expenses, net includes asset management fees, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in this expense of $0.5 million is primarily attributable to a $0.7 million decrease in asset management fees, offset by a $0.2 million decrease in state and local tax expense.

Income Tax Expense. Income tax expense increased $0.9 million during the year ended December 31, 2008 when compared to the year ended December 31, 2007. The increase in income tax expense is primarily due to a decrease in the deferred tax benefit at the InterContinental Prague due to the enactment of lower tax rates effective after January 1, 2008, partially offset by a decrease in the InterContinental Prague’s current foreign income tax due to a decrease in earnings in 2008 when compared to 2007. Additionally, taxes in the United States decreased related to residential sales at the North Beach Venture. The majority of the North Beach Venture units were sold in 2007 with no significant activity in 2008.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest in SH Funding changed to $4.6 million of minority interest income for the year ended December 31, 2008 when compared to minority interest expense of $0.4 million for the year ended

December 31, 2007. This change was due to the change in the results of our operations and primarily driven by the impairment losses and other charges recorded during 2008. Our ownership percentage of SH Funding did not change.

Minority interest expense in consolidated affiliates increased $2.5 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007. The change reflected the effect of the sale of 49% minority interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining minority interests in the InterContinental Miami hotel in September 2007.

Distributions in Excess of Minority Interest Capital. We made a distribution to our minority interest partner in a consolidated entity in excess of the minority interest partner’s capital account in the amount of $2.5 million for the year ended December 31, 2008.

(Loss) Gain on Sale of Minority Interests in Hotel Properties. On August 31, 2007, we sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels. We recognized a gain on the sale of approximately $84.7 million, net of minority interest during the year ended December 31, 2007.

Income (Loss) from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008 and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of these operations were reclassified as discontinued operations for the years ended December 31, 2008 and 2007. Income (loss) from discontinued operations amounted to $44.0 million in income and $38.8 million in loss for the years ended December 31, 2008 and 2007, respectively. The income from discontinued operations for the year ended December 31, 2008 primarily consisted of the operating results of the Hyatt Regency Phoenix hotel as well as a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel and a $0.4 million gain recognized on the sale of the Hyatt Regency New Orleans hotel. The loss from discontinued operations for the year ended December 31, 2007 primarily consisted of the operating results at the Hyatt Regency Phoenix and Hyatt Regency New Orleans hotels, which included $7.3 million of losses on the early extinguishment of debt related to the defeasance of fixed rate mortgage loans secured by these two hotels and a $37.7 million impairment loss on the Hyatt Regency New Orleans hotel due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Operating Results

The following table presents the operating results for the years ended December 31, 2007 and 2006, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data), as defined on page 29.

	Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Revenues:
Rooms	$507,686	$358,066	$149,620	41.8%	$266,458	$241,589	$24,869	10.3%
Food and beverage	327,701	230,576	97,125	42.1%	164,861	149,445	15,416	10.3%
Other hotel operating revenue	108,760	72,045	36,715	51.0%	52,144	45,875	6,269	13.7%

	944,147	660,687	283,460	42.9%	483,463	436,909	46,554	10.7%
Lease revenue	23,405	20,257	3,148	15.5%	23,405	20,257	3,148	15.5%

Total revenues	967,552	680,944	286,608	42.1%	506.868	457,166	49,702	10.9%

Operating Costs and Expenses:
Hotel operating expenses	688,574	489,874	198,700	40.6%	353,608	322,504	31,104	9.6%
Lease expense	15,700	13,682	2,018	14.7%	15,700	13,682	2,018	14.7%
Depreciation and amortization	103,253	70,127	33,126	47.2%	47,436	44,234	3,202	7.2%
Other charges	7,372	—	7,372	100.0%	—	—	—
Corporate expenses	30,179	25,383	4,796	18.9%	—	—	—

Total operating costs and expenses	845,078	599,066	246,012	41.1%	416,744	380,420	36,324	9.5%

Operating income	122,474	81,878	40,596	49.6%	$90,124	$76,746	$13,378	17.4%

Interest expense, net	(84,531)	(44,533)	(39,998)	89.8%
Loss on early extinguishment of debt	(7,845)	(2,150)	(5,695)	264.9%
Equity in earnings (losses) of joint ventures	8,344	(1,066)	9,410	882.7%
Foreign currency exchange (loss) gain	(3,701)	756	(4,457)	589.6%
Other (expenses) income, net	(201)	3,926	(4,127)	105.1%

Income before income taxes, minority interests, gain on sale of minority interests in hotel properties and discontinued operations	34,540	38,811	(4,271)	11.0%
Income tax expense	(9,479)	(3,818)	(5,661)	148.3%
Minority interests	(1,714)	(1,385)	(329)	23.8%

Income before gain on sale of minority interests in hotel properties and discontinued operations	23,347	33,608	(10,261)	30.5%

Gain on sale of minority interests in hotel properties	84,658	—	84,658	100.0%

Income from continuing operations	108,005	33,608	74,397	221.4%
(Loss) income from discontinued operations, net of tax and minority interests	(38,847)	86,521	(125,368)	144.9%

Net income	$69,158	$120,129	$(50,971)	42.4%

Reconciliation of Same Store Assets Operating Income to Operating Income:
Same Store Assets operating income					$90,124	$76,746	$13,378	17.4%
Corporate expenses					(30,179)	(25,383)	(4,796)	18.9%
Corporate depreciation and amortization					(585)	(227)	(358)	157.7%
Other charges					(7,372)	—	(7,372)	100.0%
Non-Same Store Assets operating income					70,486	30,742	39,744	129.3%

Operating income					$122,474	$81,878	$40,596	49.6%

Operating Data(1):
Number of hotels	18	17			11	11
Number of rooms	7,591	7,441			4,414	4,383

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008, the Hyatt Regency New Orleans hotel during the fourth quarter of 2007 and the Marriott Rancho Las Palmas Resort and Hilton Burbank Airport during the third quarter of 2006. The results of operations for these sold hotels are included in (loss) income from discontinued operations, net of tax and minority interests for the years ended December 31, 2007 and 2006.

Operating Income. Operating income for the Total Portfolio increased $40.6 million, or 49.6%. This increase in operating income is primarily due to the following:

(a)	a $13.4 million increase attributable to the Same Store Assets, as described below,

(b)	a $9.0 million increase attributable to the Fairmont Scottsdale Princess, which we purchased in September 2006,

(c)	a $8.9 million increase attributable to the Marriott London Grosvenor Square, which we purchased in August 2006,

(d)	a $7.3 million increase attributable to the Westin St. Francis, which we purchased in June 2006,

(e)	a $7.0 million increase attributable to the InterContinental Prague, as we purchased our joint venture partner’s 65% interest in August 2006 and began consolidating the operating results of the hotel,

(f)	a $6.1 million increase attributable to the Ritz-Carlton Laguna Niguel, which we purchased in July 2006,

(g)	a $0.8 million increase attributable to the Four Seasons Washington, D.C., which we purchased in March 2006, and

(h)	a $0.5 million increase attributable to the Renaissance Paris, which we purchased in July 2007; partially offset by

(i)	a $7.4 million charge related to the write-off of previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets, and

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

Rooms. For the Total Portfolio, rooms revenue increased $149.6 million, or 41.8%. A significant factor related to the overall portfolio rooms revenue increase is the acquisition of new properties. In addition, RevPAR from our Total Portfolio excluding leased properties and unconsolidated joint ventures for the year ended December 31, 2007 increased by 9.4% from the year ended December 31, 2006. The components of RevPAR from our Total Portfolio excluding leased properties and unconsolidated joint ventures for the years ended December 31, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006
Occupancy	75.99%	74.93%
ADR	$259.86	$240.90
RevPAR	$197.46	$180.51

For the Same Store Assets, rooms revenue increased $24.9 million, or 10.3%. RevPAR from our Same Store Assets excluding leased properties for the year ended December 31, 2007 increased by 9.7% from the year ended December 31, 2006.

The components of RevPAR from our Same Store Assets excluding leased properties for the years ended December 31, 2007 and 2006 are summarized as follows:

	Years Ended December 31,
	2007	2006
Occupancy	75.95%	73.69%
ADR	$244.22	$229.35
RevPAR	$185.48	$169.02

The 9.7% increase in RevPAR for the Same Store Assets excluding leased properties resulted from a 2.3 percentage-point increase in occupancy and a 6.5% increase in ADR. Significant RevPAR increases within the Same Store Assets were noted at the Four Seasons Mexico City with a 22.2% increase and the InterContinental Miami with a 15.8% increase. At the Four Seasons Mexico City, the increase in RevPAR was due to political unrest and protests surrounding Mexico’s presidential election that decreased the hotel’s 2006 RevPAR, in addition to a significant increase in transient demand during 2007, which allowed the hotel to yield a higher rate. The increase at the InterContinental Miami hotel was attributed to the City of Miami hosting the Superbowl in February 2007, two large bi-annual groups and no serious hurricane threats during the year, all of which increased occupancy by approximately four percentage points and ADR by approximately 9.6% at this property.

Food and Beverage. For the Total Portfolio, food and beverage revenue increased $97.1 million, or 42.1%, which was primarily due to the acquisition of hotels. For the Same Store Assets, food and beverage revenue increased $15.4 million, or 10.3%. This Same Store increase was primarily driven by the increase in food and beverage revenue of 22.2% at the InterContinental Miami, 21.9% at the Four Seasons Punta Mita Resort and 18.9% at the InterContinental Chicago.

Most of the food and beverage increase at the InterContinental Miami was due to group occupied rooms increasing by approximately 14.9%, which increased banquet revenues by $3.2 million, or 28.1%. The Four Seasons Punta Mita Resort expanded by 28 rooms in 2007 and total occupied rooms increased by approximately 8.8%. This resulted in increased usage of the food and beverage outlets. In addition, a new restaurant opened in late 2006, which contributed $2.2 million in revenues. At the InterContinental Chicago, group occupied rooms increased by 8.0%, which resulted in an increase in banquet revenues of $2.5 million, or 14.5%. Additionally, the hotel opened a wine room, which contributed $1.3 million in additional food and beverage revenue.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $36.7 million, or 51.0%, which was primarily due to the acquisition of hotels. The significant other operating revenues generated by these acquired properties during the year ended December 31, 2007 include spa and health club revenue of approximately $7.7 million, cancellation fees of approximately $3.7 million, gift shop revenue of approximately $3.1 million, garage parking revenue of approximately $2.8 million, recreation revenue of approximately $2.8 million, telephone services revenue of approximately $2.0 million, space rental revenue of approximately $1.9 million, laundry revenue of approximately $0.3 million and other incidental hotel services such as in house movies of approximately $0.2 million. Additionally, we recognized $0.9 million related to a performance guarantee at the Renaissance Paris for the year ended December 31, 2007.

For the Same Store Assets, other hotel operating revenue increased $6.3 million, or 13.7%. Approximately $3.6 million of the increase relates to retail revenue generated from four new boutiques that opened in late 2006, cancellation fees, commissions related to the villa rental program and spa revenue at the Four Seasons Punta Mita Resort. Other hotel operating revenue increased $1.1 million at the InterContinental Chicago primarily due to cancellation fees and $1.0 million at the Marriott Lincolnshire primarily due to theatre revenue.

Lease Revenue. For the Total Portfolio and Same Store Assets, lease revenue increased 15.5%. The increase in lease revenue was driven by a 17.1% increase in ADR at the Paris Marriott. The strong performance at the Paris Marriott resulted in higher lease revenue because, in accordance with our lease agreements, we earn an annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2007 and 2006, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2007	2006	Change($)	Change(%)	2007	2006	Change($)	Change(%)
Hotel operating expenses:
Rooms	$125,313	$89,695	$35,618	39.7%	$63,568	$59,538	$4,030	6.8%
Food and beverage	222,016	161,133	60,883	37.8%	110,397	104,177	6,220	6.0%
Other departmental expenses	238,813	172,395	66,418	38.5%	124,727	116,588	8,139	7.0%
Management fees	37,131	24,860	12,271	49.4%	17,989	14,389	3,600	25.0%
Other hotel expenses	65,301	41,791	23,510	56.3%	36,927	27,812	9,115	32.8%

Total hotel operating expenses	$688,574	$489,874	$198,700	40.6%	$353,608	$322,504	$31,104	9.6%

For the Total Portfolio, hotel operating expenses increased $198.7 million, or 40.6%. For the Same Store Assets, hotel operating expenses increased $31.1 million, or 9.6%. The Same Store increase in hotel operating expenses is primarily related to an increase in salaries, wages and related benefits ($7.3 million), base and incentive management fees ($3.6 million) primarily due to increases in base management fee percentages at certain of our hotels in addition to increased revenues, costs of food and beverage ($2.1 million), insurance ($2.0 million), credit card commissions ($1.6 million), utilities ($1.1 million), real estate taxes ($0.9 million), expenses related to the Four Seasons Punta Mita Resort villa rental program ($0.8 million), travel agent commissions ($0.7 million), marketing costs ($0.3 million), laundry and dry cleaning ($0.4 million) and customer loyalty incentives ($0.4 million).

The increase also includes a $1.2 million write-off of deferred costs related to a potential condominium-hotel project at the Fairmont Chicago hotel. The project was delayed indefinitely during the third quarter of 2007 due to market conditions. In addition, we recognized a charge of approximately $1.8 million related to the termination of a sublease arrangement at the Paris Marriott whereby we lease our interest in the hotel to a third party. During the third quarter 2007, we determined that we would terminate this sublease arrangement and enter into a management agreement directly with Marriott beginning January 1, 2008. Therefore, effective in January 2008, we will consolidate the hotel operating revenues and expenses in our consolidated statements of operations.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $33.1 million, or 47.2%, for the year ended December 31, 2007 when compared to the same period in 2006 primarily due to the acquisitions of new hotels.

Other Charges. During the year ended December 31, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets

Corporate Expenses. Corporate expenses increased $4.8 million, or 18.9%, for the year ended December 31, 2007 compared to the same period in 2006. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall increase in corporate expenses is primarily attributable to:

•	a $1.8 million increase in audit and accounting and tax fees related to the increased size of the hotel portfolio,

•	a $1.7 million increase in payroll and related costs primarily due to an increase in share-based employee compensation expense of $1.1 million, and

•	a $1.0 million increase in consulting fees, which primarily relate to the implementation of a new capital projects management and accounting system.

Interest Expense, Net. The $40.0 million, or 89.8%, increase in interest expense, net for the year ended December 31, 2007 as compared to the year ended 2006 was primarily due to:

•	a $42.7 million increase attributable to higher average borrowings,

•	a $3.0 million increase in amortization of deferred financing costs, and

•	a $1.1 million decrease in interest income, partially offset by

•	a $4.1 million decrease due to lower average rates, and

•	a $2.7 million increase in capitalized interest.

The components of interest expense, net for the years ended December 31, 2007 and 2006 are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006
Mortgage and other debt	$(74,590)	$(45,679)
Bank credit facility	(9,107)	(4,206)
Exchangeable Notes	(4,781)	—
Amortization of deferred financing costs	(4,672)	(1,680)
Interest income	2,715	3,819
Capitalized interest	5,904	3,213

Total interest expense, net	$(84,531)	$(44,533)

The weighted average debt outstanding for the years ended December 31, 2007 and 2006 amounted to $1.6 billion and $807.0 million, respectively, and the weighted average interest rates, including the effect of interest rate swaps, were 5.7% and 6.2%, respectively. At December 31, 2007, including the effect of interest rate swaps, 18.9% of our total debt had variable interest rates and 81.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. There was a loss of early extinguishment of debt of $7.8 million for the year ended December 31, 2007. Approximately $3.5 million of the loss was driven by costs related to the defeasance of a fixed rate loan partially secured by the Hyatt Regency La Jolla hotel on August 23, 2007. Approximately $3.0 million of the balance included the prepayment premium and the write-off of unamortized deferred financing costs related to the March 9, 2007 repayment of a floating rate loan portfolio secured by six hotel properties. Another $0.8 million related to the unamortized deferred financing costs written off in conjunction with the March 9, 2007 refinancing of our bank credit facility.

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

Year ended December 31, 2007 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	Buy Efficient	Total
Equity in earnings	$8,075	$231	$38	$8,344
Depreciation	6,844	—	—	6,844
Interest	20,943	247	—	21,190
Income tax	2,520	49	—	2,569

Year ended December 31, 2006 (in thousands):

	InterContinental Prague	Hotel del Coronado/North Beach Ventures	RCPM	Total
Equity in earnings (losses)	$222	$(1,776)	$488	$(1,066)
Depreciation	1,126	5,151	—	6,277
Interest	793	19,305	164	20,262
Income tax	302	400	191	893

During the years ended December 31, 2007 and 2006, we recorded $8.3 million of equity in earnings and $1.1 million of equity in losses, respectively, related to joint ventures. The significant increase in equity in earnings (losses) is primarily due to the sale of residential condominium-hotel units that were completed by the North Beach Venture, a development adjacent to the Hotel del Coronado, during 2007.

Foreign Currency Exchange (Loss) Gain. Foreign currency exchange (loss) gain was a $3.7 million loss for the year ended December 31, 2007 compared to a $0.8 million gain for the year ended December 31, 2006. The decrease is primarily related to a $5.3 million loss on a Euro-denominated mortgage loan applicable to the InterContinental Prague hotel, which became a consolidated entity in August 2006, partially offset by a $1.6 million gain on a loan related to the Marriott London Grosvenor Square hotel.

Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fees, non-income related state, local and franchise taxes, as well as other miscellaneous income and expenses. The decrease of $4.1 million is primarily attributable to:

•	$1.9 million of asset management fees earned in 2006 under an agreement with SHC LLC that was terminated in November 2006,

•	$1.1 million in asset management fees resulting from a financing fee earned in 2006 relating to an asset management agreement with the Hotel del Coronado and North Beach joint ventures,

•	a $0.8 million increase in state and local taxes, and

•	a $0.4 million decrease in asset management fees resulting from fees earned on the Paris Marriott.

Income Tax Expense. Income tax expense increased to $9.5 million for the year ended December 31, 2007 from $3.8 million for the year ended December 31, 2006. The increase is primarily due to income tax expense related to residential sales at the North Beach Venture, a development adjacent to the Hotel del Coronado, and an increase in current tax expense as a result of consolidating InterContinental Prague for the entire year in 2007 compared to five months in 2006 due to our purchase of our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague in August 2006. This increase in income tax expense was partially offset by an increase in the deferred tax benefit at the InterContinental Prague due to the enactment of lower tax rates effective after January 1, 2008.

Minority Interests. We record minority interest income or expense based on the percentage of SH Funding we do not own. In addition, we record minority interest for the non-ownership interests in hotels that are partially owned by us. Minority interest (excluding discontinued operations) in SH Funding decreased to a to $0.4 million expense for the year ended December 31, 2007 from a $0.6 million expense for the year ended December 31, 2006.

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

(Loss) Income from Discontinued Operations, Net of Tax and Minority Interests. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008, the Hyatt Regency New Orleans hotel during the fourth quarter of 2007 and the Marriott Rancho Las Palmas Resort and Hilton Burbank Airport hotel during the third quarter of 2006. We reclassified the results of operations for these hotels as discontinued operations for the years ended December 31, 2007 and 2006. (Loss) income from discontinued operations amounted to $(38.8) million and $86.5 million for the years ended December 31, 2007 and 2006, respectively. The income from discontinued operations in 2006 includes the gain of $88.9 million recognized from the sale of the two hotels. The loss from discontinued operations in 2007 primarily consisted of the operating results at the Hyatt Regency Phoenix and Hyatt Regency New Orleans hotels, which included $7.3 million of losses on the early extinguishment of debt related to the defeasance of fixed rate mortgage loans secured by these two hotels and a $37.7 million impairment loss on the Hyatt Regency New Orleans hotel due to a change in our anticipated holding period of the property and our updated estimates of fair value of the property.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by our operations, and our bank credit facility. We believe that our existing working capital, our bank credit facility described below and cash provided by operations will continue to be sufficient to meet our short-term liquidity requirements for at least the next 12 months. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. Elimination of preferred dividends equates to approximately $7.7 million in cash flow savings each quarter. In November 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock beginning in the fourth quarter of 2008, which was estimated to save approximately $22.5 million each quarter.

Capital expenditures for the years ended December 31, 2008, 2007 and 2006 amounted to $182.8 million, $129.1 million and $92.7 million, respectively. Included in the 2008, 2007 and 2006 amounts were $8.6 million, $8.4 million and $8.3 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. Capital expenditures for the years ended December 31, 2007 and 2006 included approximately $16.7 million and $33.1 million, respectively, to redevelop the Hyatt Regency New Orleans hotel. For the year ended December 31, 2009, we expect to fund hotel FF&E Reserve projects of approximately $41.3 million and owner-funded projects of up to approximately $15.0 million. During 2008 and the first month of 2009, we completed significant renovations at our Fairmont Chicago, Four Seasons Washington, D.C., Marriott London Grosvenor Square hotel and Fairmont Scottsdale hotels. Consistent with the Company’s efforts to preserve liquidity, capital expenditures have been cancelled or deferred to a minimum spending level in 2009.

Bank credit facility. In February, 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility with respect to our financial covenants and related financial calculations. The following summarizes key financial terms and conditions of the amended line of credit agreement:

•	The maximum facility size was reduced to $400.0 million;

•	Interest rate on the facility is LIBOR plus a margin of 3.75% and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

Lenders received additional collateral in the form of mortgages over the five borrowing base properties which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

•	Maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets;

•

Minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced;

•	Maximum corporate leverage of 80.0% as defined in the agreement;

•	Minimum tangible net worth of $600.0, million excluding goodwill and currency translation adjustments;

•	Default under and acceleration of the Prague loan, or any property located in Europe, would not constitute an event of default;

•	Maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	Restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

•

a prohibition on each of the Company and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage to 0.9 as discussed above;

•	prohibitions on the Company and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on the Company and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the company’s ability to incur costs for discretionary capital programs.

At February 27, 2009, there was $296.0 million outstanding under this facility and outstanding letters of credit of $0.8 million. As discussed above, the amended bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Our ability to borrow under the amended bank credit facility is subject to compliance with these financial and other covenants. We are in compliance with the financial covenants set forth in our bank credit facility. Based upon our current outlook for 2009, we expect to remain in compliance with the financial covenants set forth in the bank credit facility for at least the next 12 months. Our compliance with these covenants in future periods, and our ability to borrow under the bank credit facility, will depend substantially on the financial results of our hotels. Our compliance with the financial covenants, and our ability to borrow under the bank credit facility, may be negatively impacted by any deterioration in our operations brought on by the current economic downturn, potential further declines in the hotel property values, and additional borrowings necessary to maintain our liquidity and meet our capital and financing obligations. The amended bank credit facility provides increased operating cushion with respect to our financial covenants against a prolonged downturn. However, if current financial market conditions persist and our business deteriorates, we may breach one or more of our financial covenants. If we breach our financial covenants, we would be in default under the related bank credit facility, which could allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of our interest rate swaps and Exchangeable Notes. If this happens, there would be a material adverse effect on our financial position and results of operations.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of December 31, 2008 (in thousands):

	Balance as of December 31, 2008	2009	2010	2011	2012	2013	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70%(1)	$123,750	$—	$—	$—	$123,750	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	118,250	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	76,500	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	97,500		—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	121,000	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	90,000	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20%(2)	145,277	—	4,358	4,358	136,561	—	—
Westin St. Francis, LIBOR plus 0.70%(1)	220,000	—	—	220,000	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	112,731	—	3,006	3,006	3,006	103,713	—
Fairmont Scottsdale Princess, LIBOR plus 0.56%	180,000	—	—	180,000	—	—	—

Total mortgage loans	1,285,008	—	7,364	618,364	555,567	103,713	—
Other debt(3)	16,527	16,527	—	—	—	—	—

Total mortgages and other debt payable	$1,301,535	$16,527	$7,364	$618,364	$555,567	$103,713	$—

(1)	These mortgage loans contained a provision which required that we maintain a minimum market capitalization at a level which we no longer maintain. In October 2008, the lender agreed to substitute this requirement with a minimum tangible net worth requirement (as defined in, and consistent with, the bank credit facility agreement). At December 31, 2008, due to the impairment of goodwill discussed above we did not meet the minimum tangible net worth covenant as it was defined. On February 23, 2009, the lender consented to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described above, which is calculated without regard to goodwill. We met the requirements of this amended tangible net worth calculation as of December 31, 2008.
(2)	Under the loan, the lender has the right but not the requirement to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. An appraisal was commissioned by us as a supporting document to the amendment process on the line of credit agreement. That appraisal suggests that if the lender to the Prague loan orders an appraisal the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, we would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure of us then complying with the lenders request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. As of December 31, 2008, the InterContinental Prague had a net investment in hotel property of $118.7 million and goodwill of $33.9 million. Management has assessed that, in amending the bank credit facility, in the worst case a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to our liquidity. Under the amended bank credit facility, a default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the amended bank credit facility.
(3)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we executed two $17.5 million non-interest bearing promissory notes. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, we paid the first of the $17.5 million non-interest bearing promissory notes. The second note is due August 31, 2009.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our amended bank credit facility prohibit us from buying back common or preferred shares unless certain conditions are met.

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

Equity Securities

As of December 31, 2008, we had 1,303,766 restricted stock units (RSUs) outstanding, of which 736,456 were vested. In addition, we had 885,026 options to purchase shares of SHR common stock (Options) outstanding. The following table presents the changes in our issued and outstanding shares of common stock and OP Units since December 31, 2007 (excluding RSUs):

	Common Shares	OP Units Represented by Minority Interests	Total
Outstanding at December 31, 2007	74,371,230	975,855	75,347,085
RSUs redeemed for shares of our common stock	38,782	—	38,782

Outstanding at December 31, 2008	74,410,012	975,855	75,385,867

Cash Flows

Operating Activities. Net cash provided by operating activities was $95.2 million for the year ended December 31, 2008 compared to $174.7 million for the year ended December 31, 2007 and $141.2 million for the year ended December 31, 2006. Cash flows from operations decreased from 2007 to 2008 primarily due to $12.7 million of insurance proceeds that were received in 2007, with no corresponding proceeds received in 2008, a $28.5 million charge in 2008 related to our decision not to purchase an interest in the Aqua Building, and a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable. Cash flows from operations increased from 2006 to 2007 primarily because of the increase in hotel operating income, offset by increases in interest expense. These increases in hotel operating income and interest expense are primarily related to the investment and financing activities described below.

Investing Activities. Net cash used in investing activities was $83.9 million for the year ended December 31, 2008 compared to $49.4 million for the year ended December 31, 2007 and $1.5 billion for the year ended December 31, 2006. The significant investing activities during these periods are summarized below:

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the year ended December 31, 2008.

•	We paid $1.2 million during the year ended December 31, 2008 for an interest in a newly-formed joint venture, LLPI.

•

We purchased one hotel for approximately $95.0 million in July 2007. We purchased five hotels in 2006 for approximately $1.5 billion. We purchased our joint venture partner’s 65% interest in the entity that owns the InterContinental Prague hotel for approximately $75.8 million in August 2006.

•	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007 and received net proceeds of approximately $111.2 million.

•

We purchased a 60-acre oceanfront parcel for development in Punta Mita, Mexico in October 2007 for an initial payment of $16.1 million, including closing costs. We spent $31.4 million in connection with our acquisition of La Solana Hotel and Villas development sites in 2006.

•

We purchased a 50% interest in BuyEfficient for approximately $6.3 million in December 2007. We completed our acquisition of a joint venture interest in the Hotel del Coronado and an adjacent land parcel under development for approximately $50.1 million in January 2006.

•

We sold the Hyatt Regency Phoenix hotel during the year ended December 31, 2008 for net sales proceeds of $89.6 million, the Hyatt Regency New Orleans hotel during the year ended December 31, 2007 for net sales proceeds of $23.0 million, and the Marriott Rancho Las Palmas Resort and Hilton Burbank Airport hotel during the year ended December 31, 2006 for net sales proceeds of $178.1 million.

•

We received $62.1 million and $43.5 million of insurance proceeds during the years ended December 31, 2007 and 2006, respectively, as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•

We acquired our partner’s 15% interest in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007 for approximately $22.0 million and $9.4 million, respectively.

•	We paid $5.7 million in escrow deposits in connection with potential hotel acquisitions in 2007.

•

We disbursed $182.8 million, $129.1 million and $92.7 million during the years ended December 31, 2008, 2007 and 2006, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents decreased by $4.8 million during the year ended December 31, 2008, primarily due to the consolidation of the Paris Marriott. Restricted cash and cash equivalents decreased by $34.2 million during the year ended December 31, 2007 primarily due to the release of insurance proceeds. Restricted cash and cash equivalents increased by $33.0 million during the year ended December 31, 2006 primarily due to the insurance proceeds received during 2006.

Financing Activities. Net cash used in financing activities was $34.7 million for the year ended December 31, 2008 compared to $104.8 million for the year ended December 31, 2007 and net cash provided by financing activities of $1.4 billion for the year ended December 31, 2006. The significant financing activities during these periods are summarized below:

•

During the years ended December 31, 2008, 2007 and 2006, we paid quarterly distributions to our common shareholders amounting to $72.0 million, $71.4 million and $58.3 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $30.9 million, $30.1 million, and $24.5 million, respectively, and SH Funding paid quarterly distributions to minority interest holders amounting to $0.9 million, $1.0 million and $2.6 million, respectively.

•

We paid distributions to the minority interest holders in our consolidated affiliates in the amount of $9.8 million, $1.2 million, and $3.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

•

We received net proceeds from the issuance of the Exchangeable Notes of $179.1 million during the year ended December 31, 2007 and paid $9.9 million for call options that were purchased in connection with the issuance of the Exchangeable Notes.

•	We paid $25.0 million for the repurchase of common stock during the year ended December 31, 2007.

•	We paid financing costs of $0.4 million, $23.8 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

•

We received proceeds from issuance of common stock, net of offering costs of approximately $470.2 million in 2006. We received proceeds from issuance of preferred stock, net of offering costs of approximately $10.7 million and $249.7 for the years ended December 31, 2007 and 2006, respectively.

•

During the year ended December 31, 2008, we received net proceeds on our bank credit facility of $97.0 million. During the year ended December 31, 2007, we made net payments on our bank credit facility of $6.0 million and during the year ended December 31, 2006, we received net proceeds on our bank credit facility of $89.0 million.

•	During the year ended December 31, 2008, we made a payment of $17.5 million on the promissory note issued in conjunction with our purchase of a land parcel in Punta Mita, Nayarit, Mexico.

•

During the year ended December 31, 2007, we made net payments on mortgage debt and other debt of $126.0 million, which includes the defeasance of the fixed rate loan portfolio. We received net proceeds from mortgage and other debt of $707.4 million during the year ended December 31, 2006.

Dividend Policy

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with REIT provisions of the Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of any final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

The board of directors has elected to suspend the quarterly dividend to holders of shares of common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we would not be required to make any distributions in 2009 in order to maintain our REIT status through 2009. The elimination of our preferred and common dividends equates to approximately $30.2 million in cash flow savings each quarter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Code.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,686,950	$16,527	$1,566,710	$103,713	$—
Interest on long-term debt obligations(3)	212,155	70,578	134,196	7,381	—
Operating lease obligations—ground leases and office space	8,347	93	1,856	1,314	5,084
Operating leases—Paris Marriott and Hamburg Marriott	462,562	21,909	65,727	43,818	331,108
Construction contracts(4)	17,591	17,591	—	—	—

Total	$2,387,605	$126,698	$1,768,489	$156,226	$336,192

(1)	These amounts represent obligations that are due within fiscal year 2009.
(2)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes and bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at December 31, 2008 and includes the effect of our interest rate swaps.
(4)	See “Item 8. Financial Statements and Supplementary Data—Note 16 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2008, $32.1 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and North Beach Venture, the owner of an adjacent residential condominium-hotel development. We own the Hotel Venture and North Beach Venture through partnerships with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At December 31, 2008, there was an outstanding balance of $17.5 million on the revolving credit facility. At December 31, 2008, there were letters of credit outstanding of $2.5 million, which are secured by the revolving credit facility. At December 31, 2008, our investment in the Partnerships amounted to $71.5 million. Our equity in earnings of the Partnerships was $2.2 million for the year ended December 31, 2008.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. In the fourth quarter of 2008, we determined that indicators of impairment were present and an evaluation of this equity method investment was required. Based on our analysis, we recorded a non-cash impairment charge of $1.0 million for the year ended December 31, 2008. At December 31, 2008, our investment in the joint venture amounted to $3.4 million. Our equity in earnings of the joint venture was $1.0 million for the year ended December 31, 2008.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At December 31, 2008, our investment in the joint venture amounted to $6.7 million. Our equity in earnings of the joint venture was $0.2 million for the year ended December 31, 2008.

LLPI

We own a 40% interest in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe, as well as creating private residence clubs in luxury resort markets and marketing and selling shared ownership interests in private residences. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. We account for this investment under the equity method of accounting. In January 2009, the members of LLPI approved a restructuring of the venture. This restructuring increased our ownership percentage from 40.0% to 68.3%. Effective January 2009, we will no longer account for this investment using the equity method of accounting. At December 31, 2008, our investment in the joint venture amounted to $0.6 million. Our equity in losses of the joint venture was $0.6 million for the year ended December 31, 2008. See “Item 8. Financial Statements and Supplementary Data—Note 15 Related Party Transactions.”

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

During the third quarter of 2008, we concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. We reached the conclusion that impairment tests were required to be performed at September 30 based on our assessment of the conditions that have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. We reviewed our investment in hotel properties for impairment using the methods prescribed under SFAS No. 144 and determined that there was no impairment of our investment in hotel properties as of December 31, 2008.

As described above, under SFAS No. 142, the measurement of impairment of goodwill and indefinite-lived intangible assets consists of two steps. We performed an interim (during the third quarter of 2008) and annual (during the fourth quarter of 2008) test for impairment of goodwill and indefinite-lived intangible assets. In the first step, we compare the fair value of each hotel property to its carrying value. At the end of the third quarter of 2008, we performed an interim valuation of the fair value of the reporting units and determined that the fair value of certain hotel properties was less than the carrying value. Based on our interim impairment test in the third quarter of 2008, we recorded non-cash impairment charges of $57.2 million to reduce goodwill and $0.6 million to reduce indefinite-lived intangible assets. In the fourth quarter of 2008, we performed our annual impairment analysis and recorded non-cash impairment charges of $260.2 million to reduce goodwill.

The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities as of December 31, 2008 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to December 31, 2008.

In the prior year, in connection with completing our insurance settlement process, we updated our ongoing evaluation and assessment of our strategic options with respect to the Hyatt Regency New Orleans property, including updating our estimate of the fair market value of the property. We reviewed the property for potential impairment and based on our assessment, we recognized an impairment loss of $37.7 million on our long-lived assets and goodwill, which are included in income (loss) from discontinued operations, net of tax and minority interests, for the year ended December 31, 2007.

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

New Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This disclosure- only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim and annual) ending after December 15, 2008. We do not expect that the adoption of this FSP will have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method, as described in SFAS No. 128 Earnings Per Share (SFAS 128). The guidance will be effective for us beginning in the first quarter of fiscal 2009 and will be applied retrospectively in accordance with this FSP. We do not expect that adoption of this FSP will have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. EITF 07-5 is effective for us on January 1, 2009. Early adoption of the EITF is not permitted. We do not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Final FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. FSP APB 14-1 requires retrospective application and will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on our cash interest payments. We anticipate that the application of this standard will decrease our Exchangeable Notes balance by approximately $21.0 million, with a corresponding increase to stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will adopt this statement on January 1, 2009 and comply with the expanded disclosure requirements, as applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity instead of a component of mezzanine equity, a change that will affect our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS 160 specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We will adopt SFAS 160 in the first quarter of fiscal year 2009. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The retrospective presentation and disclosure requirements will have no effect on previously reported net income available to common stockholders or earnings per share. The prospective accounting requirements will be dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141(R). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains controls over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The adoption of this statement on January 1, 2009 will impact our accounting for future acquisitions and related transaction costs.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. As of January 1, 2008, we determined that SFAS 157 did not have a significant impact on the financial asset and liabilities on our financial statements. However, the FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2),” which defers the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We have determined that the adoption of SFAS 157 with respect to our non-financial assets and liabilities will not have a material impact on our financial statements.

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

See “Item 8. Financial Statements and Supplementary Data—Note 11 Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2008.

As of December 31, 2008, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes were approximately $1.7 billion, of which approximately $0.3 million, or 15.3%, was variable rate debt. Total variable rate debt excluded $1.2 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.

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

For the year ended December 31, 2008, approximately 24.6% of our total revenues were generated outside of the U.S., with approximately 9.3% of total revenues generated from the Four Seasons Punta Mita Resort, and Four Seasons Mexico City (which use the Mexican peso), approximately 7.3% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 4.0% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 4.0% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

During the year ended December 31, 2008, the U.S. dollar strengthened relative to the currencies of our international markets. If the U.S. dollar had strengthened an additional 10% during the year ended December 31, 2008, total revenues and operating income would have decreased approximately as follows from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Decrease in total revenues	$9.1	$7.1	$3.9	$3.9	$24.0
Decrease in operating income	$2.4	$0.8	$0.8	$0.9	$4.9

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened an additional 10% as of December 31, 2008, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $0.1 million from the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2009

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2008	2007
Assets
Investment in hotel properties, net	$2,383,860	$2,427,273
Goodwill	120,329	462,536
Intangible assets, net of accumulated amortization of $3,096 and $3,271	32,277	45,420
Investment in joint ventures	82,122	78,801
Cash and cash equivalents	80,954	111,494
Restricted cash and cash equivalents	37,358	39,161
Accounts receivable, net of allowance for doubtful accounts of $2,203 and $1,965	70,945	82,217
Deferred financing costs, net of accumulated amortization of $6,787 and $4,809	10,668	14,868
Deferred tax assets	38,260	41,790
Other assets	52,687	62,736

Total assets	$2,909,460	$3,366,296

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,301,535	$1,363,855
Exchangeable senior notes, net of discount	179,415	179,235
Bank credit facility	206,000	109,000
Accounts payable and accrued expenses	281,918	266,324
Distributions payable	—	18,179
Deferred tax liabilities	34,236	36,407
Deferred gain on sale of hotels	104,251	114,292

Total liabilities	2,107,355	2,087,292
Minority interests in SHR’s operating partnership	5,330	11,512
Minority interests in consolidated affiliates	27,203	30,653
Shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares ($0.01 par value; 150,000,000 common shares authorized; 74,410,012 and 74,371,230 common shares issued and outstanding)	744	742
Additional paid-in capital	1,208,221	1,201,503
Accumulated deficit	(703,677)	(304,922)
Accumulated other comprehensive loss	(93,637)	(18,405)

Total shareholders’ equity	769,572	1,236,839

Total liabilities and shareholders’ equity	$2,909,460	$3,366,296

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2008	2007	2006
Revenues:
Rooms	$534,342	$507,686	$358,066
Food and beverage	324,829	327,701	230,576
Other hotel operating revenue	110,364	108,760	72,045

	969,535	944,147	660,687
Lease revenue	5,387	23,405	20,257

Total revenues	974,922	967,552	680,944

Operating Costs and Expenses:
Rooms	133,299	125,313	89,695
Food and beverage	225,884	222,016	161,133
Other departmental expenses	250,772	238,813	172,395
Management fees	38,265	37,131	24,860
Other hotel expenses	60,739	65,301	41,791
Lease expense	17,489	15,700	13,682
Depreciation and amortization	122,466	103,253	70,127
Impairment losses and other charges	361,820	7,372	—
Corporate expenses	27,009	30,179	25,383

Total operating costs and expenses	1,237,743	845,078	599,066

Operating (loss) income	(262,821)	122,474	81,878
Interest expense	(85,578)	(87,246)	(48,352)
Interest income	1,814	2,715	3,819
Loss on early extinguishment of debt	—	(7,845)	(2,150)
Equity in earnings (losses) of joint ventures	2,810	8,344	(1,066)
Foreign currency exchange (loss) gain	(814)	(3,701)	756
Other (expenses) income, net	(690)	(201)	3,926

(Loss) income before income taxes, minority interests, distributions in excess of minority interest capital, (loss) gain on sale of minority interests in hotel properties and discontinued operations	(345,279)	34,540	38,811
Income tax expense	(10,402)	(9,479)	(3,818)
Minority interest in SHR’s operating partnership	4,631	(351)	(622)
Minority interest in consolidated affiliates	(3,870)	(1,363)	(763)
Distributions in excess of minority interest capital	(2,499)	—	—

(Loss) income before (loss) gain on sale of minority interests in hotel properties and discontinued operations	(357,419)	23,347	33,608
(Loss) gain on sale of minority interests in hotel properties	(46)	84,658	—

(Loss) income from continuing operations	(357,465)	108,005	33,608
Income (loss) from discontinued operations, net of tax and minority interests	44,041	(38,847)	86,521

Net (Loss) Income	(313,424)	69,158	120,129
(Loss) gain on currency translation adjustments	(29,839)	21,735	8,519
Loss on mark to market of derivatives	(44,432)	(50,074)	(7,787)

Comprehensive (Loss) Income	$(387,695)	$40,819	$120,861

Net (Loss) Income	(313,424)	69,158	120,129
Preferred shareholder dividends	(30,886)	(30,107)	(24,543)

Net (Loss) Income Available to Common Shareholders	$(344,310)	$39,051	$95,586

Basic (Loss) Income Per Share:

(Loss) income from continuing operations available to common shareholders per share	$(5.17)	$1.04	$0.13
Income (loss) from discontinued operations per share	0.59	(0.52)	1.27

Net (loss) income available to common shareholders per share	$(4.58)	$0.52	$1.40

Weighted average common shares outstanding	75,140	75,075	68,286

Diluted (Loss) Income Per Share:

(Loss) income from continuing operations available to common shareholders per share	$(5.17)	$1.04	$0.13
Income (loss) from discontinued operations per share	0.59	(0.52)	1.26

Net (loss) income available to common shareholders per share	$(4.58)	$0.52	$1.39

Weighted average common shares outstanding	75,140	75,324	68,569

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	For the years ended December 31,
	2008	2007	2006
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$108,206	$97,553	$97,553
Offering of shares (net of offering costs of $833)	—	10,653	—

Balance, end of year	$108,206	$108,206	$97,553

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$110,775	$110,775	$—
Offering of shares (net of offering costs of $4,225)	—	—	110,775

Balance, end of year	$110,775	$110,775	$110,775

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$138,940	$138,940	$—
Offering of shares (net of offering costs of $4,810)	—	—	138,940

Balance, end of year	$138,940	$138,940	$138,940

Common shares
Balance, beginning of year	$742	$753	$439
Restricted stock units redeemed for common shares	2	—	—
Public offerings of common shares	—	—	241
Common shares repurchased and retired	—	(11)	—
Operating partnership units redeemed for common shares	—	—	73

Balance, end of year	$744	$742	$753

Additional paid-in capital
Balance, beginning of year	$1,201,503	$1,224,400	$686,334
Issuance of common shares	—	—	489,736
Offering costs	—	—	(19,870)
Common shares repurchased and retired	—	(19,010)	—
Purchase of call options	—	(9,900)	—
Deferred compensation activity	5,310	5,037	3,802
Adjustment for minority interest ownership in SH Funding	1,408	976	64,398

Balance, end of year	$1,208,221	$1,201,503	$1,224,400

Accumulated deficit
Balance, beginning of year	$(304,922)	$(265,435)	$(294,755)
Net (loss) income	(313,424)	69,158	120,129
Distributions to shareholders	(85,331)	(102,666)	(90,809)
Common shares repurchased and retired	—	(5,979)	—

Balance, end of year	$(703,677)	$(304,922)	$(265,435)

Accumulated other comprehensive (loss) earnings
Balance, beginning of year	$(18,405)	$10,304	$9,526
Currency translation	(29,839)	21,735	8,519
Mark to market of derivatives and other adjustments	(44,432)	(50,076)	(7,910)
Adjustment for minority interest ownership in SH Funding	(961)	(368)	169

Balance, end of year	$(93,637)	$(18,405)	$10,304

Total Shareholders’ Equity	$769,572	$1,236,839	$1,317,290

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2008	2007	2006
Operating Activities:
Net (loss) income	$(313,424)	$69,158	$120,129
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Minority interest in SHR’s operating partnership	(4,065)	(136)	1,827
Minority interest in consolidated affiliates	6,369	1,363	763
Deferred income tax expense (benefit)	1,440	(133)	(5,141)
Depreciation and amortization	123,617	106,091	77,670
Amortization of deferred financing costs and discount	4,325	4,929	1,954
Non-cash impairment losses and other charges	333,362	45,088	—
Loss on early extinguishment of debt	—	15,139	3,150
Equity in (earnings) losses of joint ventures	(2,810)	(8,344)	1,066
Share-based compensation	5,067	4,712	3,571
Gain on sale of assets	(37,709)	(22)	(88,871)
Loss (gain) on sale of minority interests in hotel properties	46	(84,658)	—
Foreign currency exchange loss	814	3,701	—
Recognition of deferred and other gains, net	(5,161)	(4,848)	(4,405)
Decrease (increase) in accounts receivable	11,208	(16,163)	(21,248)
Insurance proceeds received	—	12,701	14,735
Decrease (increase) in other assets	4,601	3,150	(6,185)
(Decrease) increase in accounts payable and accrued expenses	(32,493)	22,953	42,191

Net cash provided by operating activities	95,187	174,681	141,206

Investing Activities:
Proceeds from sales of assets	90,367	23,441	178,095
Proceeds from sale of minority interests in hotel properties	—	111,188	—
Proceeds from promissory note	6,000	—	—
Acquisition of hotel investments	(170)	(96,558)	(1,571,660)
Acquisition of land held for development	—	(16,121)	(31,425)
Acquisition of interest in joint ventures	(1,228)	(6,346)	(50,112)
Acquisition of interest in consolidated affiliates	—	(31,440)	—
Restricted and unrestricted cash acquired	—	1,549	16,771
Cash received from joint venture	805	6,049	1,509
Escrow deposits	—	(5,693)	(200)
(Increase) decrease in security deposits related to sale-leasebacks	(1,625)	(449)	1,921
Insurance proceeds received	—	62,092	43,479
Capital expenditures	(182,750)	(129,116)	(92,732)
Decrease (increase) in restricted cash and cash equivalents	4,803	34,239	(32,974)
Other investing activities	(113)	(2,207)	(4,135)

Net cash used in investing activities	(83,911)	(49,372)	(1,541,463)

Financing Activities:
Proceeds from issuance of common stock, net of offering costs	—	—	470,180
Proceeds from issuance of preferred stock, net of offering costs	—	10,653	249,715
Proceeds from bank credit facility	228,000	670,000	510,500
Payments on bank credit facility	(131,000)	(676,000)	(421,500)
Proceeds from mortgages and other debt	—	593,291	976,377
Payments on mortgages and other debt	(17,500)	(719,293)	(268,932)
Proceeds from exchangeable senior notes, net of discount	—	179,100	—
Purchase of call options	—	(9,900)	—
Financing costs	(361)	(23,835)	(8,068)
Distributions to common shareholders	(71,952)	(71,364)	(58,318)
Distributions to preferred shareholders	(30,886)	(30,107)	(24,543)
Distributions to holders of minority interests in SHR’s operating partnership	(940)	(1,032)	(2,610)
Distributions to holders of minority interests in consolidated affiliates	(9,800)	(1,164)	(3,327)
Common stock repurchase	—	(25,000)	—
Other financing activities	(239)	(139)	—

Net cash (used in) provided by financing activities	(34,678)	(104,790)	1,419,474

Effect of exchange rate changes on cash	(7,138)	4,513	2,228

Net change in cash and cash equivalents	(30,540)	25,032	21,445
Cash and cash equivalents, beginning of year	111,494	86,462	65,017

Cash and cash equivalents, end of year	$80,954	$111,494	$86,462

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2008	2007	2006
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Loss on mark to market of derivative instruments (see notes 2 and 11)	$45,007	$50,725	$7,724

Redemption of units of non-managing member limited liability company interests in SH Funding (see note 10)	$—	$—	$68,124

Distributions declared and payable to common shareholders (see note 10)	$—	$17,941	$17,404

Distributions payable to holders of minority interests in SHR’s operating partnership (see note 10)	$—	$236	$226

Distributions payable to holders of minority interests in consolidated affiliates	$—	$—	$545

Mortgage and other debt assumed upon acquisitions of properties (see note 3)	$—	$30,800	$94,441

Promissory note received upon property disposition (see note 5)	$—	$(7,789)	$—

Hyatt Regency New Orleans property damage and impairment recoverable through insurance (see note 5)	$—	$82,886	$3,000

Capital expenditures recorded as liabilities	$7,231	$(2,314)	$7,784

Cash Paid For:

Interest, net of interest capitalized	$82,882	$82,216	$54,930

Income taxes, net of refunds	$11,645	$7,861	$3,888

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2008, the Company’s portfolio included 19 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally-known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2008. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of December 31, 2008, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	11. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale Princess	12. Marriott Champs Elysees Paris (Paris Marriott)(3)(4)
3. Four Seasons Mexico City	13. Marriott Hamburg(3)
4. Four Seasons Punta Mita Resort	14. Marriott Lincolnshire(5)
5. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square(5)
6. Hotel del Coronado(1)	16. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris)(6)
7. Hyatt Regency La Jolla(2)	17. Ritz-Carlton Half Moon Bay
8. InterContinental Chicago(2)	18. Ritz-Carlton Laguna Niguel
9. InterContinental Miami	19. Westin St. Francis
10. InterContinental Prague

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(2)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(3)	The Company has leasehold interests in these properties.
(4)	Effective January 1, 2008, the Company reflects the operating results of this property in its consolidated statements of operations.
(5)	These properties are subject to ground lease arrangements.
(6)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2008, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; a 40% interest in Luxury Leisure Properties International, L.L.C. (LLPI) (see note 6); and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At December 31, 2008, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Investment in Hotel Properties and Depreciation:

Investment in hotel properties consists of land, leasehold interest, buildings, building and leasehold improvements, site improvements and furniture, fixtures and equipment.

Depreciation is computed on a straight-line basis over the following useful lives:

Leasehold interest	Life of lease (51 years)
Buildings	37-39 years
Building and leasehold improvements	5 - 10 years
Site improvements	15 years
Furniture, fixtures & equipment	3-5 years

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

The Company reviews its investment in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets calculated using a discounted cash flows approach. In 2008, the Company tested for impairment of its investment in hotel properties and determined that there was no impairment of its investment in hotel properties. In 2007, the Company recognized impairment losses on investment in hotel properties of $25,646,000 related to Hyatt Regency New Orleans (see note 5). This amount is included in income (loss) from discontinued operations for the year ended December 31, 2007. There was no impairment of investment in hotel properties in 2006.

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company classifies the operations of hotels sold or to be sold as discontinued operations (see note 5).

Goodwill:

Goodwill is reviewed for impairment using a variety of methods at least annually as of December 31 and whenever circumstances or events indicate potential impairment. For the year ended December 31, 2008, the Company recorded impairment charges to goodwill of $317,474,000 related to seven hotel properties (see note 4). In 2007, SHR recognized impairment losses on goodwill of $12,070,000 related to Hyatt Regency New Orleans (see note 5). This amount is included in income (loss) from discontinued operations for the year ended December 31, 2007. There was no impairment of goodwill in 2006.

Intangible Assets:

Intangible assets at December 31, 2008 and 2007 include (in thousands):

	2008	2007	Useful Life
Below market ground lease	$30,469	$41,487	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	3,404	5,704	Period of booking (up to 8 years)

	35,373	48,691
Accumulated amortization	(3,096)	(3,271)

Intangible assets, net	$32,277	$45,420

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2008, 2007 and 2006, amortization expense of intangible assets was $1,993,000, $2,075,000 and $1,817,000, respectively. The estimated aggregate annual amortization expense for intangible assets at December 31, 2008 is summarized as follows (in thousands):

Years ended December 31,
2009	$1,146
2010	1,105
2011	1,105
2012	1,105
2013	1,105
Thereafter	26,711

Total	$32,277

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are reviewed for impairment using a variety of methods whenever circumstances or events indicate potential impairment. For the year ended December 31, 2008, the Company recorded an impairment loss on intangible assets of $583,000 (see note 4). There was no impairment of intangible assets in 2007 or 2006.

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

Restricted Cash and Cash Equivalents:

As of December 31, 2008 and 2007, restricted cash and cash equivalents included $32,104,000 and $35,622,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At December 31, 2008 and 2007, restricted cash and cash equivalents also included reserves of $5,254,000 and $3,539,000, respectively, required by loan and other agreements.

Foreign Currency:

Foreign currency-denominated assets and liabilities, where the functional currency is the local currency, are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates during the respective periods. Gains and losses from foreign currency translation, where the functional currency is the local currency, are recorded as a separate component of accumulated other comprehensive loss within shareholders’ equity.

Revenue Recognition:

Revenues include rooms, food and beverage and other hotel operating revenue such as internet access, telephone, parking, golf course, spa, retail and space rentals. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are rendered. Lease revenues are based on a percentage of hotel revenues or a percentage of adjusted operating profit, as defined in the lease agreements. Lease revenues are recognized on an accrual basis pursuant to the terms of each lease.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interests:

Third party minority partners own an approximate one percent interest in SH Funding. The interests held by these minority partners are stated at cost and are presented as minority interests in SHR’s operating partnership in the consolidated balance sheets. Net (loss) income allocated to the minority interest partners is presented as minority interest in SHR’s operating partnership in the consolidated statements of operations. Minority interest in SH Funding on the consolidated balance sheets is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by the minority interest partners, all calculated based on the total units outstanding at the end of the period. Net (loss) income and other comprehensive (loss) income are allocated to minority interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the minority interest partners by the sum of units held by SHR and the units held by minority interest partners, all calculated based on the weighted average days outstanding.

These minority partners have a right to exercise a redemption right to require SH Funding to redeem all or a portion of the units held by the minority interest partners on a specified redemption date at a redemption price equal to the number of operating partnership units multiplied by the SHR stock price and in the form of a cash amount. SH Funding is not obligated to satisfy the redemption right if SHR elects to purchase the units. SHR has the sole and absolute discretion to purchase the units. If it does purchase the units, it has the sole and absolute discretion to pay either the cash amount or share amount.

The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party minority partners are presented as minority interests in consolidated affiliates in the Company’s consolidated balance sheets. The net income allocated to the minority partners are presented as minority interest in consolidated affiliates.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic (loss) income per share is computed by dividing the net (loss) income available to common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income available to common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), stock options (Options), exchangeable debt securities and minority interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of (loss) income from continuing operations available to common shareholders for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Numerator:
(Loss) income from continuing operations	$(357,465)	$108,005	$33,608
Preferred shareholder dividends	(30,886)	(30,107)	(24,543)

(Loss) income from continuing operations available to common shareholders	$(388,351)	$77,898	$9,065

Denominator:
Weighted average common shares—basic	75,140	75,075	68,286
Potentially dilutive securities	—	249	283

Weighted average common shares—diluted	75,140	75,324	68,569

Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of December 31, 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Minority interests	976	976	976
Options and RSUs	1,413	804	670

In addition, the diluted (loss) income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 9) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated other comprehensive loss as of December 31, 2008 and 2007 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2007	$(2,860)	$13,164	$10,304
Mark to market of derivative instruments	(50,681)	—	(50,681)
Reclassification to equity in earnings (losses) of joint ventures	605	—	605
CTA activity	—	21,735	21,735
Adjustment for minority interest ownership in SH Funding	(651)	283	(368)

Balance at December 31, 2007	(53,587)	35,182	(18,405)

Mark to market of derivative instruments	(45,497)	—	(45,497)
Reclassification to equity in earnings (losses) of joint ventures	1,065	—	1,065
CTA activity	—	(29,839)	(29,839)
Adjustment for minority interest ownership in SH Funding	(575)	(386)	(961)

Balance at December 31, 2008	$(98,594)	$4,957	$(93,637)

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

New Accounting Standards:

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. This disclosure- only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim and annual) ending after December 15, 2008. The Company adopted this FSP and complied with the disclosure requirements, as applicable.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method, as described in

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 128 Earnings Per Share (SFAS 128). The guidance will be effective for the Company beginning the in the first quarter of fiscal 2009 and will be applied retrospectively in accordance with this FSP. The Company does not expect that the adoption of this FSP will have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. EITF 07-5 is effective for the Company on January 1, 2009. Early adoption of the EITF is not permitted. The Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued final FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the debt instrument’s expected life as additional interest expense. FSP APB 14-1 requires retrospective application and will be effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The implementation of this standard will result in a decrease to net income and earnings per share for all periods presented; however, there is no effect on the Company’s cash interest payments. The Company anticipates that the application of this standard will decrease its Exchangeable Notes balance by approximately $21,000,000, with a corresponding increase to stockholders’ equity.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt this statement on January 1, 2009 and comply with the expanded disclosure requirements, as applicable.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity instead of as a component of mezzanine equity, a change that will affect the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. SFAS 160 specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The Company will adopt SFAS 160 in the first quarter of fiscal year 2009. SFAS 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. The retrospective presentation and disclosure requirements will have no

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect on previously reported net (loss) income available to common stockholders or earnings per share. The prospective accounting requirements will be dependent on future transactions involving noncontrolling interests.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The effective date for financial assets and liabilities is fiscal years beginning after November 15, 2007. As of January 1, 2008, the Company determined that SFAS 157 did not have a significant impact on the financial asset and liabilities on its financial statements. However, the FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2),” which defers the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company has determined that the adoption of SFAS 157 with respect to its non-financial assets and liabilities will not have a material impact on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of December 31, 2008 and 2007, excluding unconsolidated joint ventures (in thousands):

	2008	2007
Land	$397,429	$402,179
Land held for development	120,367	113,006
Leasehold interest	11,633	11,633
Buildings	1,652,641	1,744,251
Building and leasehold improvements	81,821	19,218
Site improvements	53,510	53,287
Furniture, fixtures and equipment	412,840	368,698
Improvements in progress	70,229	61,030

Total investment in hotel properties	2,800,470	2,773,302
Less accumulated depreciation	(416,610)	(346,029)

Total investment in hotel properties, net	$2,383,860	$2,427,273

Consolidated hotel properties	18	19
Consolidated hotel rooms (unaudited)	7,590	8,287

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of December 31, 2008 and 2007, excluding unconsolidated joint ventures:

	2008	2007
Northern California	18.7%	18.0%
Southern California	18.6	18.4
Chicago, IL	16.4	13.8
Phoenix/Scottsdale, AZ	11.8	14.1
Washington, D.C.	6.4	5.4
Miami, FL	5.0	4.2

United States	76.9	73.9
Mexico	9.6	8.3
Prague, Czech Republic	5.7	7.0
London, England	4.2	6.6
Paris, France	3.6	4.2

Total	100.0%	100.0%

Acquisition of Majority Interests in Hotel Properties:

On July 31, 2007, the Company purchased the 116-room Renaissance Paris for approximately $94,965,000, including acquisition costs. The acquisition was financed using borrowings under the Company’s bank credit facility and the facility secured by the Marriott London Grosvenor Square.

On September 1, 2006, the Company purchased the Fairmont Scottsdale Princess with 651 rooms and an adjacent 10-acre development parcel for $350,757,000, including acquisition costs. The acquisition was funded using mortgage debt and borrowings on the Company’s bank credit facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 2006, the Company purchased the Marriott London Grosvenor Square with 236 rooms for $208,132,000, including acquisition costs. The acquisition was financed using mortgage debt and borrowings on the Company’s bank credit facility.

On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel with 372 rooms in Prague, Czech Republic, for $77,708,000, including acquisition costs, and assumed debt of $85,891,000. The purchase brings the Company’s interest in the entity that owns the property to approximately100%. As this purchase was a step acquisition, the carrying value of property and equipment and goodwill was determined by recording 35% of the assets and liabilities at historical cost and 65% at fair value. The acquisition was financed using borrowings on the Company’s bank credit facility.

On July 7, 2006, the Company purchased the Ritz-Carlton Laguna Niguel with 393 rooms from Strategic Hotel Capital, L.L.C. (SHC LLC) for $327,722,000, including acquisition costs, and assumed debt of $8,550,000. The acquisition was financed using cash on hand which included proceeds from offerings of preferred and common stock (see note 10) and mortgage debt proceeds.

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

The acquisition of the hotels described above is consistent with the Company’s strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Company believes the upper upscale and luxury hotel sector is an attractive sector for long term investment due to the supply constraints characteristics of that sector. These supply constraints include the importance of location, lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. These characteristics of the Company’s property acquisitions often result in a portion of the purchase price being allocated to goodwill in accordance with SFAS 141, which requires that the purchase price for each asset first being allocated to the specifically identifiable tangible real property and specifically identifiable intangible assets, based on the estimated fair value of such assets, with the remainder being attributable to goodwill.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the allocation of the purchase price for acquisitions completed in the years ended December 31, 2007 and 2006 (in thousands):

	Renaissance Paris	Fairmont Scottsdale Princess	Marriott London Grosvenor Square	Inter- Continental Prague	Ritz- Carlton Laguna Niguel	Westin St. Francis	Four Seasons Washington, D.C.
Land	$16,452	$22,900	$—	$32,516	$76,700	$61,400	$44,900
Building	52,398	233,300	85,400	68,435	163,500	287,600	74,500
Site improvements	35	26,800	68	352	12,800	200	1,100
Furniture, fixtures and equipment	7,881	25,600	6,134	8,289	21,600	29,600	9,900
Improvements in progress	—	—	—	811	—	—	—
Goodwill(1)	33,398	50,649	67,431	71,423	61,346	56,908	40,285
Intangible assets(1)	—	200	—	—	2,100	3,200	—
Intangible asset – below market ground lease	—	—	38,830	—	—	—	—
Elimination of investment in joint venture	—	—	—	(14,987)	—	—	—
Mortgage and other debt assumed	—	—	—	(85,891)	(8,550)	—	—
Deferred tax liability	(13,975)	—	—	(18,319)	—	—	—
Adjustments to minority interests	—	—	—	(1,786)	—	—	—
Distributions payable	—	—	—	—	—	—	—
Net working capital	(1,224)	(8,692)	10,269	16,865	(1,774)	370	(709)

	$94,965	$350,757	$208,132	$77,708	$327,722	$439,278	$169,976

(1)	For the year ended December 31, 2008, the Company recorded impairment charges to reduce goodwill and intangible assets (see note 4).

Pro Forma Information

The hotels acquired during the years ended December 31, 2007 and 2006 described above were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in the financial statements since the dates of purchase. The hotels acquired during the year ended December 31, 2006 had a material effect on the Company’s results of operations. The following unaudited pro forma information represents the Company’s results of operations as if these acquisitions, including the purchase of the 45% interest in the Hotel del Coronado (see note 6) had occurred on January 1, 2006 (in thousands):

2006
Total revenue	$884,142
Net income	$111,720
Preferred shareholder dividend	$(29,847)
Net income available to common shareholders	$81,873
Net income available to common shareholders per share:
Basic	$1.09
Diluted	$1.08

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Minority Interests in Hotel Properties

On May 9, 2007, the Company purchased its partner’s 15% interest in the entity that owns the InterContinental Chicago for approximately $22,042,000, including acquisition costs. On September 1, 2007, the Company purchased its partner’s 15% interest in the entity that owns the InterContinental Miami for approximately $9,398,000, including acquisition costs. The acquisitions were funded using borrowings under the Company’s bank credit facility (see note 9). The acquisitions were accounted for as step acquisitions under purchase accounting.

Purchase of Land Parcel in Mexico

In October 2007, the Company entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45,800,000 paid in three installments through 2009. The Company paid the first installment of $15,000,000 plus closing costs of $1,121,000 on October 4, 2007 and executed two non-interest bearing promissory notes for the remaining balance. On September 30, 2008, the Company paid the first of the two notes (see note 9).

Purchase of the La Solana Hotel and Villas Development Sites (La Solana)

In 2005, the Company agreed to purchase the La Solana Hotel project (Hotel Site), which includes the development of 20.5 acres of land into hotel suites, spa, restaurant, pool and retail and Villa project (Villa Site), which includes the development of 27.0 acres into for-sales residences. These projects are adjacent to the Company’s existing Four Seasons Punta Mita Resort. The Company paid approximately $30,879,000 for the Hotel Site and approximately $17,980,000 for the Villa Site.

As of December 31, 2008 and 2007 the carrying amount of the Company’s investment in La Solana amounted to $71,691,000 and $64,542,000, respectively, which includes capitalized interest of $9,372,000 and $5,939,000, respectively.

Gain on Sale of Minority Interests in Hotel Properties

On August 31, 2007, the Company sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for a gross aggregate sale price of $220,500,000. At the time of the closing of the transactions, the hotels were encumbered by mortgage loans totaling an aggregate of $218,500,000, with a 49% interest in such mortgage loans equaling $107,065,000. The net proceeds to the Company totaled approximately $111,188,000 after prorations related to assets and liabilities of the hotels and closing costs. The Company recognized a gain on the sale of approximately $84,658,000, net of minority interests of $1,104,000, during the year ended December 31, 2007. The Company holds the remaining 51% interest in each hotel and has entered into long-term asset management agreements with the ventures.

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Impairment Losses

During the third quarter of 2008, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets was therefore required. Management reached the conclusion that impairment tests were required to be performed at

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30 based on its assessment of the conditions that have contributed to SHR’s low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. During the fourth quarter of 2008, economic and credit market conditions continued to deteriorate, the Company’s revenues, operating profits, forecasted performance and market capitalization declined from previous levels.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company performed an interim (during the third quarter of 2008) and annual (during the fourth quarter of 2008) test for impairment of goodwill and indefinite-lived intangible assets. The measurement of impairment of goodwill and indefinite-lived intangible assets consists of two steps. In the first step, the Company compares the fair value of each hotel property to its carrying value. The assessment of fair values of the hotel properties incorporates existing market-based considerations, as well as a discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, SFAS 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible, intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value.

At the end of the third quarter of 2008, management performed an interim valuation of the fair value of its reporting units, and determined that the fair value of certain hotel properties was less than the carrying value. Based on its interim impairment test in the third quarter of 2008, the Company recorded non-cash impairment charges of $57,237,000 to reduce goodwill and $583,000 to reduce indefinite-lived intangible assets. In the fourth quarter of 2008, the Company performed its annual impairment analysis and recorded non-cash impairment charges of $260,237,000 to reduce goodwill. The impairment charges to goodwill and intangible assets in 2008 relate to the following hotel properties (in thousands):

Property	Impairment Charge
Ritz-Carlton Laguna Niguel	$61,502
Westin St. Francis	$57,083
Fairmont Scottsdale Princess	$50,711
Marriott London Grosvenor Square	$49,620
InterContinental Prague	$49,422
Renaissance Paris	$33,334
Four Seasons Washington, D.C.	$16,385

An impairment test of the Company’s long-lived assets was also performed, as prescribed by SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets”. An impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows. The Company determined there was no impairment of investment in hotel properties for the year ended December 31, 2008.

Other Charges

Due to current economic conditions and the state of the capital markets, the Company increased its focus on preserving liquidity. The Company reviewed all current capital projects and determined during the year ended December 31, 2008 to abandon a planned asset acquisition and several planned capital projects.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2008, management decided to not purchase an interest in a mixed-use building (the Aqua Building), which was under construction and adjacent to the Fairmont Chicago hotel. As a result, the Company recorded a charge of approximately $35,684,000, which includes the loss of $28,000,000 deposited in the form of a letter of credit that secured the purchase agreement and approximately $7,684,000 of planning and development costs previously recorded as investment in hotel properties, net.

In addition, the Company recorded a charge of approximately $7,079,000 to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2008.

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

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During the three years ended December 31, 2008, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Hyatt Regency Phoenix	Phoenix, AZ	July 2, 2008	$89,581,000
Hyatt Regency New Orleans	New Orleans, LA	December 28, 2007	$28,047,000
Hilton Burbank Airport	Burbank, CA	September 7, 2006	$123,321,000
Marriott Rancho Las Palmas Resort	Rancho Mirage, CA	July 14, 2006	$54,774,000

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

In connection with completing the insurance settlement process, the Company updated its ongoing evaluation and assessment of its strategic options with respect to the Hyatt Regency New Orleans property, including updating the Company’s estimate of the fair market value of the property. Based on this assessment the Company recognized an impairment loss of $37,716,000 to property and equipment and goodwill in the third quarter of 2007 as shown below (in thousands):

Total impairment of property and equipment	$141,217
Less insurance settlement allocated to property and equipment damage	(115,571)

Impairment loss – property and equipment	25,646
Impairment loss—goodwill	12,070

Total impairment loss	$37,716

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note provides for payment in two tranches, a $6,000,000 tranche which bore interest at 10.0% and was due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs, the net sales proceeds to the Company were $28,047,000 resulting in a gain on sale of $2,279,000. The Company initially deferred recognition of the gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized $416,000 of the gain, which is recorded in discontinued operations for the year ended December 31, 2008. The Company will recognize the remainder of the gain when remaining cash payments are received from the buyer.

The following is a summary of income (loss) from discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Hotel operating revenues	$24,275	$40,824	$81,251

Operating costs and expenses	16,043	29,977	74,011
Depreciation and amortization	1,151	2,838	7,543
Impairment losses	—	37,716	—

Total operating costs and expenses	17,194	70,531	81,554

Operating income (loss)	7,081	(29,707)	(303)
Interest expense	—	(2,483)	(4,614)
Interest income	1	1,058	575
Loss on early extinguishment of debt	—	(7,294)	(1,000)
Other expenses, net	(257)	(383)	(282)
Income tax benefit (expense)	300	(524)	4,479
Gain on sale	37,482	—	88,871
Minority interests	(566)	486	(1,205)

Income (loss) from discontinued operations	$44,041	$(38,847)	$86,521

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of December 31, 2008 and 2007 includes the following (in thousands):

	2008	2007
Hotel del Coronado and North Beach Ventures (a)	$71,467	$69,052
RCPM (b)	3,397	3,365
BuyEfficient (c)	6,653	6,384
LLPI (d)	605	—

Total investment in joint ventures	$82,122	$78,801

(a)

The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. The Company earns asset management,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $900,000, $1,191,000 and $2,214,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $169,000, $295,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other (expenses) income, net on the consolidated statements of operations.

In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” the Company performed a valuation of its investment in RCPM in the fourth quarter of 2008 and determined that the current fair value of the investment was less than the carrying value. For the year ended December 31, 2008, the Company recognized an other than temporary loss in the value of its investment in RCPM and recorded an impairment charge of $1,000,000.
(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for approximately $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.
(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. The Company has a 40% interest in this venture. In January 2009, the members of LLPI approved a restructuring of the venture. This restructuring increased the Company’s ownership percentage from 40.0% to 68.3% and eliminated its obligation to fund the previously remaining $800,000 capital commitment. Effective January 2009, the Company will no longer account for this investment using the equity method of accounting (see note 15).

Investment in the InterContinental Prague

Through August 3, 2006, the Company owned a 35% interest in and acted as asset manager for a joint venture that owned the InterContinental Prague and accounted for the investment using the equity method of accounting. On August 3, 2006, the Company purchased its joint venture partner’s 65% interest in the entity that owns the InterContinental Prague and ceased accounting for the investment using the equity method of accounting. As of August 3, 2006, the Company eliminated its investment ($14,987,000) in the joint venture.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s joint ventures as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007
Assets
Investment in hotel properties, net	$325,845	$323,253
Goodwill	23,401	23,401
Hotel condominium development project	—	912
Intangible assets, net	49,000	49,173
Cash and cash equivalents	58,367	19,887
Restricted cash and cash equivalents	1,160	115
Other assets	25,861	50,809

Total assets	$483,634	$467,550

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$632,276	$627,121
Other liabilities	35,848	35,488
Partners’ deficit	(184,490)	(195,059)

Total liabilities and partners’ deficit	$483,634	$467,550

	2008	2007	2006
Revenues
Hotel operating revenue	$150,918	$141,404	$154,801
Residential sales	18,113	121,069	15,844
Other	4,587	3,364	—

Total revenues	173,618	265,837	170,645

Expenses
Residential costs of sales	10,045	83,696	9,981
Hotel operating expenses	93,970	88,479	93,082
Depreciation and amortization	15,874	13,217	14,938
Other operating expenses	9,797	7,723	6,601

Total operating expenses	129,686	193,115	124,602

Operating income	43,932	72,722	46,043
Interest expense, net	(34,643)	(46,566)	(46,966)
Other expenses, net	(4,032)	(713)	(6,497)

Net income (loss)	$5,257	$25,443	$(7,420)

Equity in earnings (losses) of joint ventures
Net income (loss)	$5,257	$25,443	$(7,420)
Joint venture partners’ share of (income) loss of joint ventures	(3,210)	(13,986)	3,858
Adjustments for basis differences, taxes and intercompany eliminations	763	(3,113)	2,496

Total equity in earnings (losses) of joint ventures	$2,810	$8,344	$(1,066)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings (losses) of the unconsolidated affiliates.

7.	MANAGEMENT AGREEMENTS

Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.25% to 4.00% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2008, the remaining terms (not including renewal options) of these management agreements range from one to 49 year(s) and average 16 years.

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

In the second quarter of 2007, Marriott and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At December 31, 2008 and 2007, deferred credits of $9,964,000 and $10,809,000, respectively, were included in accounts payable and accrued expenses.

Upon disposition of the Marriott Rancho Las Palmas Resort on July 14, 2006, the Company paid Marriott the initial termination fee of $5,000,000. The Company also agreed to reimburse Marriott for estimated severance and relocation costs for Marriott employees at the resort. For the years ended December 31, 2008, 2007 and 2006, the Company recorded a (benefit) expense of $0, $(400,000) and $9,851,000 for the present value of the termination fees and estimated severance and relocation costs, which is included in discontinued operations.

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($6,985,000 based on the foreign exchange rate at December 31, 2008). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. During the years ended December 31, 2008 and 2007, the Company earned €1,463,000 ($2,141,000 based on the foreign exchange rate at

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008) and €610,000 ($890,000 based on the foreign exchange rate at December 31, 2007), respectively, related to the performance guarantee, which is recorded in other hotel operating revenue in the consolidated statements of operations.

8.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $228,000, $234,000 and $174,000 of the deferred gain, respectively. As of December 31, 2008 and 2007, the deferred gain on sale of hotel recorded on the accompanying balance sheets amounted to $4,457,000 and $4,801,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,540,000 ($4,945,000 based on the foreign exchange rate as of December 31, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a Euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at December 31, 2008 and 2007 was $6,984,000 and $7,299,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $4,933,000, $4,614,000 and $4,231,000 of the deferred gain, respectively. As of December 31, 2008 and 2007, the deferred gain on sale of hotel recorded on the accompanying balance sheets amounted to $99,794,000 and $109,491,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,144,000 ($16,964,000 based on the foreign exchange rate as of December 31, 2008) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a Euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at December 31, 2008 and 2007 was $15,507,000 and $14,509,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. Prior to January 1, 2008, the Company subleased its interest in the Paris Marriott to a third party. The Company reflected the sublease arrangement as an operating lease and recorded lease revenue. Effective January 1, 2008, the Company no longer subleases the operations of the Paris Marriott to a third party and reflects the operating results of the Paris Marriott in its consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2008, are as follows (in thousands):

Years Ended December 31,
2009	$22,047
2010	22,558
2011	22,573
2012	22,588
2013	22,604
Thereafter	360,752

$473,122

9.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at December 31, 2008 and 2007, consisted of the following (in thousands):

	Spread (a) (basis points)	Maturity	Balance Outstanding at December 31,

Debt			2008	2007
Mortgage loans
Westin St. Francis(c)	70	August 2009(b)	$220,000	$220,000
Fairmont Scottsdale Princess(d)	56	September 2009(b)	180,000	180,000
InterContinental Chicago	106	October 2009(b)	121,000	121,000
InterContinental Miami	73	October 2009(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2010(b)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2010(b)	76,500	76,500
InterContinental Prague(e)	120	March 2012	145,277	151,812
Fairmont Chicago(c)	70	April 2012	123,750	123,750
Hyatt Regency La Jolla(f)	100	September 2012	97,500	97,500
Marriott London Grosvenor Square(g)	110	October 2013	112,731	153,496

Total mortgage loans			1,285,008	1,332,308
Other debt(h)			16,527	31,547

Total mortgages and other debt payable			$1,301,535	$1,363,855

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.44% at December 31, 2008) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (2.89% at December 31, 2008). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (2.77% at December 31, 2008).
(b)	These loans are subject to three one-year extensions at the option of the Company or its consolidated affiliates. As of December 31, 2008, the Company had exercised its first option to extend the maturity date of the InterContinental Chicago, InterContinental Miami, Fairmont Scottsdale Princess and Westin St. Francis mortgage loans by an additional year. On January 29, 2009, the Company exercised its first option to extend the maturity date of the Loews Santa Monica Beach Hotel and Ritz-Carlton Half Moon Bay mortgage loans by an additional year.
(c)	These mortgage loans required that the Company maintain a minimum market capitalization. In October 2008, the lender agreed to substitute this requirement with a minimum tangible net worth requirement (as defined in, and consistent with, the bank credit facility agreement). At December 31, 2008, due to the impairment of goodwill discussed above, the Company did not meet the minimum tangible net worth covenant as it was defined. On February 23, 2009, the lender consented to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described below, which is calculated without regard to goodwill. The Company meets the requirements of this modified tangible net worth calculation as of December 31, 2008.
(d)	On March 9, 2007, the $90,000,000 mezzanine loan on the Fairmont Scottsdale Princess was repaid with borrowings on the Company’s bank credit facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs of $185,000, which are included in loss on early extinguishment of debt for the year ended December 31, 2007.
(e)	On February 20, 2007, the Company entered into a €104,000,000 facility agreement with Aareal Bank. On March 7, 2007, the Company completed a full draw on the facility of €104,000,000 ($136,291,000 based on the foreign exchange rates at March 7, 2007) and used the proceeds to retire the existing mortgage (principal balance of €66,036,000 or $86,539,000 at March 7, 2007) and to repay on March 27, 2007 £20,000,000 ($39,328,000 based on the foreign exchange rate at March 27, 2007) of the £77,250,000 loan secured by the Marriott London Grosvenor Square hotel. The loan is secured by the InterContinental Prague hotel. At the Company’s option, the revolving loan was converted to a term loan that will mature March 7, 2012. Interest was payable monthly at EURIBOR plus 1.25% during the revolving term and is payable quarterly at three-month EURIBOR plus 1.20% during the term-loan period.

Under the loan, the lender has the right but not the requirement to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. An appraisal was commissioned by the Company as a supporting document to the amendment process on the line of credit agreement. That appraisal suggests that if the lender to the Prague loan orders an appraisal, the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, the Company would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure of the Company then complying with the lenders request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. As of December 31, 2008, the InterContinental Prague had a net investment in hotel property of $118,680,000 and goodwill of $33,940,000. Management has assessed that in amending the bank credit facility, in the worst case a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to our liquidity. Under the amended bank credit facility a default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the amended bank credit facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f)	The proceeds from Hyatt Regency La Jolla mortgage loan were used to pay down a portion of the bank credit facility, which had been drawn upon to complete the debt defeasance transaction described below.
(g)	On August 31, 2006, the Company entered into a £77,250,000 revolving loan secured by the Marriott London Grosvenor Square and, on August 30, 2007, converted the revolving loan to a term loan. On March 27, 2007, £20,000,000 ($39,328,000 based on the foreign exchange rate on March 27, 2007) was repaid using proceeds from the InterContinental Prague loan described in footnote (e). On July 27, 2007, the Company completed a draw of £20,000,000 ($41,000,000 based on the foreign exchange rate at July 27, 2007) on the loan facility to partially fund the acquisition of Renaissance Paris. This loan agreement also requires maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2008.
(h)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note is due August 31, 2009.

Commercial Mortgage-Backed Securities (CMBS)

On March 9, 2007, proceeds from three mortgage loans secured by the Fairmont Chicago, the Loews Santa Monica Beach Hotel and the Ritz-Carlton Half Moon Bay were used to retire the outstanding balance of the Company’s CMBS floating rate loan portfolio. In connection with the repayment, the Company wrote off the unamortized deferred financings costs and paid prepayment penalties applicable to the debt amounting to $3,038,000, which are included in loss on early extinguishment of debt for the year ended December 31, 2007.

On August 23, 2007, the Company defeased the outstanding balance of its CMBS fixed rate mortgage loan secured by the Hyatt Regency New Orleans, Hyatt Regency Phoenix and the Hyatt Regency La Jolla hotels. To complete the defeasance, the Company purchased United States government securities sufficient to make the monthly debt service payments due under the loan agreement. The defeasance was financed using borrowings on the bank credit facility. The government securities were substituted for the hotels that originally served as collateral for the loan. As part of the defeasance, the government securities and the debt were transferred to a third party successor borrower who is the primary obligor with respect to the defeased debt. As such, this debt is no longer reflected in the accompanying consolidated balance sheet. The Company incurred defeasance costs and wrote off the unamortized deferred financing costs amounting to $10,820,000 for the year ended December 31, 2007, of which $3,526,000 is included in loss on early extinguishment of debt and $7,294,000 is included in income (loss) from discontinued operations.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The Exchangeable Notes can be exchanged for cash or shares of the Company’s common stock or a combination thereof, at the Company’s option, based on the applicable exchange rate prior to the close of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Exchangeable Notes are unsecured obligations that rank equally in right of payment with any other senior unsecured indebtedness the Company may incur and are effectively subordinated in right of payment to all of the Company’s secured indebtedness and all liabilities and preferred equity of the Company’s subsidiaries. The Company is not subject to any financial covenants under the indenture governing the Exchangeable Notes.

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid-in capital, to purchase approximately 928,000 shares of SHR’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances). The call options generally allow the Company to receive shares of SHR’s common stock from counterparties equal to the number of shares of common stock to be issued to holders of the Exchangeable Notes upon exchange. The economic impact of these call option transactions is to mitigate the dilutive impact on the Company as if the exchange price were increased from $27.70 to $32.31 per common share, which represents an increase from the 20% premium to a 40% premium based on the March 29, 2007 closing price of $23.08 per share. The call option transactions are expected to generally reduce the potential dilution upon exchange in the event the market value per share of SHR’s common stock is greater than the strike price of the call option transaction. If however the market value per share of SHR’s common stock exceeds the $32.31 per common share then the dilution mitigation under the call option transactions will be capped, which means there would be dilution from exchange of the Exchangeable Notes to the extent that the market value per share of SHR’s common stock exceeds $32.31. These call options will terminate April 1, 2012, subject to earlier exercise.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $2,813,000 in additional interest or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. At December 31, 2008, the Company had no obligation recorded in its financial statements related to the registration rights agreement as the Company does not believe it is probable that any amounts will be paid under the agreement. After the filing of the annual report on Form 10-K, the Company’s shelf registration statement will no longer be effective and if the Company does not have an effective subsequent shelf registration statement within ten business days, the Company will be required to pay additional interest on the Exchangeable Notes under the registration rights agreement, described above, until a subsequent shelf registration statement becomes effective. The Company plans to file a new registration statement and have it declared effective by the SEC as soon as practicable after filing this Form 10-K.

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds was used to repurchase and retire approximately 1,083,000 shares of SHR’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

Bank Credit Facility:

In February, 2009, SH Funding entered into the third amendment to the $500,000,000 bank credit facility, which among other things provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. The following summarizes key financial terms and conditions of the amended bank credit facility:

•	The maximum facility size was reduced to $400,000,000;

•	Interest rate on the facility is LIBOR plus a margin of 3.75% and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

Lenders received additional collateral in the form of mortgages over the five borrowing base properties, which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

•	Maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets;

•

Minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced;

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Maximum corporate leverage of 80% as defined in the agreement;

•	Minimum tangible net worth of $600,000,000, excluding goodwill and currency translation adjustments;

•	Default under and acceleration of the Prague loan, or any property located in Europe, would not constitute an event of default;

•	Maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	Restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

•

a prohibition on each of the Company and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage to 0.9 as discussed above;

•	prohibitions on the Company and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on the Company and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs.

Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the amended $400,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the facility. This agreement replaced the previous $225,000,000 bank credit facility agreement. SHR wrote off $796,000 of unamortized deferred financing costs applicable to the $225,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the year ended December 31, 2007.

Prior to the amendment in February 2009, interest on the $500,000,000 bank credit facility was payable monthly at LIBOR plus a margin of 0.80% to 1.50% depending on the ratio of consolidated debt to gross asset value (Total Leverage Ratio) as follows:

Total Leverage Ratio	Applicable Margin (% per annum)
Greater than or equal to 60% but less than 65%	1.50%
Greater than or equal to 55% but less than 60%	1.25%
Greater than or equal to 50% but less than 55%	1.00%
Less than 50%	0.80%

The margin for the current quarter is determined based on the Total Leverage Ratio calculated on the last day of the preceding quarter. As of December 31, 2008, the margin on the bank credit facility was 1.25%. The weighted average interest rate for the year ended December 31, 2008 was 3.73%. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2008.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets. Based upon the coverage appraisal value tests, the Company has $400,000,000 available under the bank credit facility at December 31, 2008. At December 31, 2008, there was $206,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $750,000. In January 2009, the Company borrowed an additional $90,000,000 under the bank credit facility.

During the year ended December 31, 2008, the Company recorded a charge of $35,227,000 related to its decision to not purchase an interest in the Aqua Building. Included in this charge is $28,000,000 deposited in the form of a letter of credit to secure the Company’s performance under the agreement which the Company forfeited (see note 4). This letter of credit was drawn on October 20, 2008.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) for all mortgages and other debt payable, the Exchangeable Notes and the Company’s bank credit facility as of December 31, 2008 (in thousands):

Years ended December 31,
2009	$16,527
2010	7,364
2011	824,364
2012	734,982
2013	103,713
Thereafter	—

Total	$1,686,950

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2008, 2007 and 2006 of $8,646,000, $8,403,000 and $8,317,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $4,145,000, $4,794,000 and $1,954,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $180,000 and $135,000 for the years ended December 31, 2008 and 2007, respectively.

Liquidity and Operating Matters:

The lodging industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. The Company does not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets.

The Company’s long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to its properties and the costs associated with acquisitions of properties. In addition, the Company may use cash to buy back common or preferred securities from time to time when market conditions are

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of the amended bank credit facility prohibit the Company from buying back common or preferred shares unless certain conditions are met.

Historically, the Company has satisfied its long-term liquidity requirements through various sources of capital, including its existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. The recent crisis in the credit markets has resulted in a challenging credit environment and our ability to raise capital through various debt markets is uncertain. The Company’s ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and the Company specifically and market perceptions about the Company. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but equity and debt financing may not be consistently available to the Company on terms that are attractive or at all.

As of February 27, 2009, the Company is compliant with its financial and other restrictive covenants contained in its loan documents, including amendments made or agreed to between the parties as of that date. The Company’s ability to borrow under the amended bank credit facility is subject to compliance with these financial and other covenants. The Company is in compliance with the financial covenants set forth in its bank credit facility. Based upon the Company’s current outlook for 2009, the Company expects to remain in compliance with the financial covenants set forth in the bank credit facility for the remainder of 2009. Compliance with these covenants in 2009 and future periods will depend substantially on the financial results of the Company’s hotels. The amended bank credit facility provides increased operating cushion with respect to the financial covenants against a prolonged downturn. However, if current financial market conditions worsen and the Company’s business deteriorates, it may breach one or more of its financial covenants. If the Company breaches its financial covenants, it would be in default under the related bank credit facility, which could allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes. If this happens, there would be a material adverse effect on the Company’s financial position and results of operations.

As a result of the uncertainty surrounding how long the current economic downturn may continue, the Company has taken several steps to maximize its liquidity during this period. These steps include; a focus on reducing expenses at the hotel and corporate levels, cancelling or deferring planned capital projects, suspension of dividend payments, and amending the bank credit facility.

The Company believes that the measures described above should be sufficient to satisfy its liquidity needs at least through the remainder of 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2006 (excluding 975,855 units of SH Funding outstanding at December 31, 2008, 2007 and 2006, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at January 1, 2006	43,878
RSUs redeemed for shares of SHR common stock	38
Operating partnership units redeemed for shares of SHR common stock	7,391
Common shares issued	24,100

Outstanding at December 31, 2006	75,407
RSUs redeemed for shares of SHR common stock	35
Operating partnership units redeemed for shares of SHR common stock	12
Common shares repurchased and retired	(1,083)

Outstanding at December 31, 2007	74,371
RSUs redeemed for shares of SHR common stock	39

Outstanding at December 31, 2008	74,410

On June 30, 2008, SHR’s board of directors authorized a $50,000,000 share repurchase program. As of December 31, 2008, no shares of SHR common stock have been repurchased under the program.

Stockholder Rights Plan

In November 2008, SHR’s board of directors adopted a stockholder rights plan. Under the plan, SHR declared a dividend of one preferred share purchase right (Right) for each outstanding share of SHR common stock. The dividend was payable on November 28, 2008 to the stockholders of record as of the close of business on November 28, 2008. Each Right will allow its holder to purchase from SHR one one-thousandth of a share of a new series of SHR participating preferred stock for $20.00, once the Rights become exercisable. The Rights will become exercisable and will separate from SHR’s common stock only upon the occurrence of certain events. Unless previously redeemed, the Rights will expire on November 30, 2009, or such later date as determined by SHR’s board of directors.

Redemption of Units of Non-Managing Member Limited Liability Company Interests in SH Funding

On January 20, 2006, SHR offered all holders of units of non-managing member limited liability company interests in SH Funding an opportunity to redeem their interests by its waiver of the transfer restrictions in the limited liability company agreement of SH Funding. On January 20, 2006, holders of 7,230,000 limited liability interests in SH Funding redeemed their interests in exchange for an equal number of shares of SHR’s common stock. During the remainder of 2006, holders of an additional 161,000 limited liability interests in SH Funding redeemed their interest in exchange for an equal number of shares of SHR’s common stock. There were 12,000 limited liability interests in SH Funding exchanged for common shares in 2007. As of December 31, 2008, SHR’s ownership share of SH Funding is approximately 99%.

Secondary Common Stock Offerings

On May 24, 2006, a public offering of common stock was completed at a price of $20.50 per share. The shares consisted of 16,100,000 shares of common stock sold by SHR (including the over-allotment option

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance). After discounts, commissions and estimated expenses, SHR raised net proceeds of approximately $318,280,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes.

On January 30, 2006, a public offering of common stock was completed at a price of $20.00 per share. The shares consisted of 8,000,000 primary shares of common stock sold by SHR (including the over-allotment option issuance) and 12,731,640 secondary shares of common stock sold by stockholders affiliated or associated with Prudential Financial, Inc. and Whitehall Street Real Estate Limited Partnerships VII and IX, affiliates of Goldman, Sachs & Co. Goldman Sachs & Co. received approximately $1,996,000 of discounts and commissions related to this transaction. After discounts, commissions and estimated expenses, SHR raised net proceeds of approximately $151,900,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes.

Distributions to Shareholders and Unitholders

Distributions are declared quarterly to holders of shares of SHR common stock and to SH Funding unitholders. SHR’s board of directors declared distributions per share of SHR common stock of $0.72, $0.96 and $0.92 for the years ended December 31, 2008, 2007 and 2006, respectively. On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Preferred Stock:

On October 1, 2007, SHR completed a public offering of 488,750 additional shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share) at a price of $23.50 per share. After discounts, commissions and expenses, SHR raised net proceeds of approximately $10,653,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility.

On May 17, 2006, SHR completed a public offering of 5,750,000 shares of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, SHR raised net proceeds of approximately $138,940,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Westin St. Francis and the Ritz-Carlton Laguna Niguel and for general corporate purposes. The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance and are payable quarterly. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series C Cumulative Redeemable Preferred Stock.

On January 31, 2006, SHR completed a public offering of 4,600,000 shares of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, SHR raised net proceeds of approximately $110,775,000. These proceeds were used to repay existing indebtedness under the Company’s credit facility, to partially fund the acquisition of the Four Seasons Washington D.C. and for general corporate purposes. The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance and are payable quarterly. In February 2009, SHR’s board of directors

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series B Cumulative Redeemable Preferred Stock.

On March 9, 2005, SHR completed a private placement offering of 4,000,000 shares of 8.50% Series A Cumulative Redeemable Preferred Shares, par value $0.01 per share (liquidation preference $25.00 per share). After discounts, commissions and expenses, SHR raised net proceeds of $97,553,000. The net proceeds were used to repay existing indebtedness under the Company’s credit facility and to partially fund the acquisition of interests in the Chicago and Miami InterContinental hotels (see note 3). The Series A Preferred Shares have a perpetual life and are not redeemable before March 16, 2010. Beginning March 16, 2010, SHR may redeem Series A Preferred Shares at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Shares will be cumulative from the date of issuance and are payable quarterly. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock.

11.	DERIVATIVES

The Company enters into derivative financial instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses.

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The caps limit the Company’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company uses interest rate swaps to effectively convert portions of its existing variable rate debt to fixed rate debt. Certain of the Company’s derivatives are designated as cash flow hedges and, to the extent effective, changes in the fair value of these instruments are recorded in accumulated other comprehensive loss. To the extent these instruments are not designated as hedges or are ineffective as hedges, changes in the fair value of these instruments are recorded in other (expenses) income, net. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated other comprehensive loss to interest expense, equity in earnings (losses) of joint ventures, loss on early extinguishment of debt, or income (loss) from discontinued operations as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets, as either other assets or in accounts payable and accrued expenses.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The valuation of the interest rate swaps and caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. To comply with the provisions of SFAS 157, the Company incorporates credit valuation adjustments (CVA) to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk. When assessing nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Except as noted below, all inputs used to measure fair value of our derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure our CVA are Level 3 inputs. If, the inputs used to measure fair value fall in different levels of the fair value hierarchy, FAS 157 states that the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company has assessed the impact of the CVA on the overall fair value of its derivative instruments and has concluded that the CVA has a significant impact to the fair values as of December 31, 2008. The Company reclassified its derivative financial instruments from Level 2 to Level 3 as unobservable inputs to the valuation model became significant during the period.

The table below presents the Company’s liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

Liabilities
Interest rate caps	$(1)
Interest rate swaps(a)	$(98,089)

(a)	This liability is based on an aggregate termination value of $166,616,000, and includes a credit value adjustment of $68,527,000.

The fair value of the Company’s liabilities related to its interest rate caps and swaps as of December 31, 2007 were $32,000 and $52,003,000, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of December 31, 2008. The following table reflects gains and losses for all liabilities categorized as Level 3 as of December 31, 2008 (in thousands):

Liabilities	Beginning Balance	Transfers In To Level 3	Total Unrealized Gains (Losses)	Ending Balance
Interest rate caps	$—	$(27)	$26	$(1)
Interest rate swaps	$—	$(48,225)	(49,864)	$(98,089)

Relating to the Company’s interest rate caps and swaps, the following amounts were recorded in earnings for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Other income (expenses), net	$31	$(29)	$(17)
Equity in (losses) of joint ventures	$(1,918)	$(672)	$(151)

The Company has recorded unrealized losses of approximately $(98,594,000) associated with the interest rate swaps that qualified for and were classified as cash flow hedges in accumulated other comprehensive loss as of December 31, 2008. These unrealized losses are reclassified to earnings over the periods during which the hedged forecasted transactions affect earnings. The Company estimates that approximately $(44,505,000), representing unrealized net losses on cash flow hedging activities at December 31, 2008, will be reclassified from accumulated other comprehensive loss to earnings during the next twelve months.

Interest Rate Caps:

At December 31, 2008 and 2007, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from January to October 2009. The Company’s interest rate caps as of December 31, 2008 have not been designated as hedges; therefore, any mark to market adjustments are recorded in earnings.

Forward-Starting Interest Rate Cap

The Company has entered into a sold forward-starting interest rate cap agreement with an effective date of January 2009. The sold cap has a notional amount of $9,000,000, a LIBOR strike rate of 5.00% and a maturity date of January 2011. This cap has not been designated as a hedge; therefore, any mark to market adjustments are recorded in earnings.

Interest Rate Swaps:

At December 31, 2008 and 2007, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 4.12% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at December 31, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012. The Company’s swaps as of December 31, 2008 have

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been designated as cash flow hedges and the mark to market adjustments are reflected in accumulated other comprehensive loss.

Forward-Starting Interest Rate Swaps

At December 31, 2008 and 2007, the aggregate notional amount of the Company’s forward-starting interest rate swaps was $475,000,000. The forward-starting interest rate swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016.

These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective. The forward-starting interest rate swaps have been designated as cash flow hedges.

12.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of options to purchase shares of SHR common stock (Options), RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. The Plan initially authorized the issuance of 3,000,000 shares of SHR common stock in connection with any such grants. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

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

The Company recorded compensation expense of $5,067,000, $4,712,000, and $3,571,000 related to share-based employee compensation (net of estimated forfeitures) for the years ended December 31, 2008, 2007 and 2006, respectively.

Options:

The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to Options at December 31, 2008 was $1,579,000 and is expected to be recognized over a period of 1.95 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value for Options granted in 2008, 2007 and 2006 was estimated at the date of grant using a binomial option-pricing model based on the following inputs:

Inputs:	2008	2007	2006
Risk-free interest rate	2.94%	4.53%	4.78%
Expected dividend yield	7.14%	4.55%	4.51%
Volatility	25.26%	21.85%	23.91%
Weighted average expected life	6 years	7 years	7 years
Weighted average fair value of options granted	$1.92	$3.75	$4.22

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise; b) a dividend yield based on SHR’s historical dividend payments per share; c) volatility equal to an average that includes available historic volatility data; and d) an expected life equal to 60% (for 2008 grants) and 70% (for 2007 and 2006 grants ) of the term of the Option.

The table below summarizes the Option activity under the Plan for 2008, 2007 and 2006.

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	736,221	$20.39	669,797	$20.40	—	$—
Granted	148,805	13.44	66,424	20.24	669,797	20.40

Options outstanding at the end of the year	885,026	$19.22	736,221	$20.39	669,797	$20.40

Options exercisable at the end of the year	317,150	$19.29	22,141	$20.24	—	$—

RSUs:

SHR has issued RSUs to certain employees, officers and directors under the Plan. RSUs represent awards of shares of the Company’s common stock that generally vest over three or four years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will no longer accrue on RSUs as a result of the decision by SHR’s board of directors to suspend the dividend.

The Company measures compensation expense for RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2008 was $3,863,000 and is expected to be recognized over a weighted average period of 1.7 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding RSUs is summarized in the following table:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	907,112	$17.48	760,912	$17.00	521,520	$15.15
Granted	377,512	12.01	200,938	20.49	308,370	20.61
Issued to common shares	(38,782)	19.36	(46,019)	16.81	(48,382)	15.81
Forfeited	(61,133)	17.31	(8,719)	20.20	(20,596)	19.22

RSUs outstanding at the end of the year	1,184,709	$16.86	907,112	$17.48	760,912	$17.00

Performance-Based RSUs

On September 7, 2006, the Company granted performance-based RSUs to its Chief Executive Officer providing a right to earn 117,647 shares of common stock at target performance (Target Performance Shares). In March 2007 and 2008, the Company granted its Chief Financial Officer a right to earn 11,068 and 19,346 Target Performance Shares, respectively. Two-thirds of the Target Performance Shares are earned based on the Company’s performance versus budgeted Funds from Operations (FFO) per share and one-third are earned based on SHR’s shareholder return measured against the Bloomberg Hotel REIT Index. The Chief Executive Officer’s Target Performance Shares are earned in equal amounts on three annual measurement dates beginning December 31, 2007 and will vest one year after they are earned subject to acceleration upon certain events and other terms. The Chief Financial Officer’s Target Performance Shares granted in 2007 are all earned on December 31, 2007 and will vest in three equal installments beginning on December 31, 2007. The Chief Financial Officer’s Target Performance Shares granted in 2008 were not earned on December 31, 2008. On December 31, 2008, the Chief Executive Officer did not earn the one-third of performance-based RSUs granted in 2007.

On December 31, 2007, the Chief Executive Officer and Chief Financial Officer earned 57,463 and 15,866 performance-based RSUs with grant date fair values of $20.40 and $20.24, respectively. The performance-based RSUs earned include total Target Performance Shares plus additional amounts for exceeding target performance and reinvested dividends. As of December 31, 2008, the Chief Financial Officer and Chief Executive Officer’s performance-based RSUs granted in 2007 were vested two-thirds and 100%, respectively.

The Company measures compensation expense for performance-based RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2008 was $1,454,000 and is expected to be recognized over a weighted average period of 1.7 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding performance-based RSUs is summarized in the following table:

	2008		2007		2006
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	151,760	$20.46	117,647	$20.40	—	$—
Granted	25,859	12.25	34,113	20.35	117,647	20.40
Forfeited	(58,562)	18.10	—	—	—	—

Outstanding at the end of the year	119,057	$20.26	151,760	$20.46	117,647	$20.40

SARs:

The Amended Plan allows the Compensation Committee to grant SARs. As of December 31, 2008, no SARs have been issued under the Amended Plan.

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. Prior to July 1, 2006, the Company matched 50% of the first 6% of compensation that an employee elected to defer. The Company’s matching contribution vested at 33.33% per year of service. Effective July 1, 2006, the Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $613,000, $719,000 and $490,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.	INCOME TAXES

As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. SHR may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from taxable REIT subsidiaries is subject to federal, state and local taxes.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2008, 2007 and 2006, income tax (expense) benefit from continuing operations is summarized as follows (in thousands):

	2008	2007	2006
Current tax expense:
Europe	$(3,698)	$(2,874)	$(25)
Mexico	(4,109)	(3,627)	(4,455)
United States	(855)	(3,635)	—

	(8,662)	(10,136)	(4,480)

Deferred tax (expense) benefit:
Europe	(855)	3,297	(1,029)
Mexico	1,209	(481)	1,420
United States	(2,094)	(2,159)	271

	(1,740)	657	662

Total income tax expense	$(10,402)	$(9,479)	$(3,818)

Deferred income taxes consist of the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred gain on Paris Marriott sale (a)	$30,844	$33,768
Advanced deposits—Mexico	3,778	2,581
Net operating loss carryforwards on taxable REIT subsidiaries and other timing differences (b)	5,744	3,868
Net operating loss carryforwards on foreign operations (c)	17,824	16,793
Other	770	989

Gross deferred tax assets	58,960	57,999
Valuation allowance	(20,700)	(16,209)

Deferred tax asset after valuation allowance	$38,260	$41,790

Gross deferred tax liability—book property basis in excess of tax basis	$(34,236)	$(36,407)

(a)	The transaction involving the Paris Marriott (see note 8) was treated as a sale for French income tax purposes. For financial reporting purposes the transaction was recorded as a sale-leaseback and the related gain on sale has been deferred. As a result, SHR incurred a significant current tax liability and deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease. The balance also fluctuates based on changes in foreign currency exchange rates.
(b)	In prior years, the Company recorded net deferred tax assets primarily relating to net operating loss carryforwards in the Company’s taxable REIT subsidiaries. A significant portion of the carryforwards and other timing differences was generated from expenses associated with the termination of the hotel management agreement with Marriott (see note 7). In 2007, the Company used the net operating loss carryforwards to offset taxable income earned during the year, which reduced the deferred tax asset balance. In addition, a portion of the deferred tax asset related to the Marriott termination was reduced as the Company amortized the deferred credits (see note 7). In 2008, the Company provided a valuation against the deferred tax asset due to the uncertainty of realization, which results in a net deferred tax asset balance of $1,800,000 and $3,450,000 as of December 31, 2008 and 2007, respectively.
(c)

In connection with the acquisition of Renaissance Paris on July 31, 2007, the Company recorded a gross deferred tax asset of $4,806,000 relating to net operating loss carry forwards. The Company has provided a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation against the deferred tax asset due to the uncertainty of realization, which results in a deferred tax asset balance of $0 and $36,000 net of the valuation allowance as of December 31, 2008 and 2007, respectively.

In connection with the acquisition of its joint venture partner’s 65% interest in the entity that owns the InterContinental Hotel in Prague, Czech Republic in 2006, the Company recorded a gross deferred tax asset relating to net operating loss carryforwards. The Company has provided a valuation allowance against the deferred tax asset which results in a net deferred tax asset of $250,000 and $0 as of December 31, 2008 and 2007 due to the uncertainty of realization.

In connection with the acquisition of the Marriott London Grosvenor Square hotel on August 3, 2006, SHR recorded a gross deferred tax asset of $2,700,000 relating to net operating loss carryforwards. SHR has provided a full valuation allowance against the deferred tax asset which results in a net deferred tax asset of zero as of December 31, 2008 and 2007 due to the uncertainty of realization.

In 2006, the Company recorded a gross deferred tax asset primarily relating to net operating loss carryforwards pertaining to the Company’s La Solana Hotel and Villas. The Company provided a valuation allowance against the deferred tax assets, which results in a net deferred tax asset of zero as of December 31, 2008 and 2007 due the uncertainty of realization.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Characterization of Cash Distributions

For federal income tax purposes, the cash distributions paid to the Company’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2008, 2007 and 2006 (see note 10 for additional distribution information):

	2008		2007		2006
	$	%	$	%	$	%
Common shares:
Ordinary income	$0.00	0.00%	$0.17	17.71%	$0.23	25.48%
Return of capital	0.72	100.0%	0.05	5.21%	0.69	74.52%
Capital gain	0.00	0.00%	0.56	58.33%	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%	0.18	18.75%	0.00	0.00%

	$0.72	100.0%	$0.96	100.0%	$0.92	100.0%

Preferred shares (Series A):
Ordinary income	$0.00	0.00%	$0.40	18.78%	$2.13	100.0%
Return of capital	2.13	100.0%	0.00	0.00%	0.00	0.00%
Capital gain	0.00	0.00%	1.32	61.97%	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%	0.41	19.25%	0.00	0.00%

	$2.13	100.0%	$2.13	100.0%	$2.13	100.0%

Preferred shares (Series B):
Ordinary income	$0.00	0.00%	$0.39	18.93%	$1.89	100.0%
Return of capital	2.06	100.0%	0.00	0.00%	0.00	0.00%
Capital gain	0.00	0.00%	1.28	62.14%	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%	0.39	18.93%	0.00	0.00%

	$2.06	100.0%	$2.06	100.0%	$1.89	100.0%

Preferred shares (Series C):
Ordinary income	$0.00	0.00%	$0.39	18.93%	$1.28	100.0%
Return of capital	2.06	100.0%	0.00	0.00%	0.00	0.00%
Capital gain	0.00	0.00%	1.28	62.14%	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%	0.39	18.93%	0.00	0.00%

	$2.06	100.0%	$2.06	100.0%	$1.28	100.0%

15.	RELATED PARTY TRANSACTIONS

Laurence Geller, SHR’s President and Chief Executive Officer, has an ownership interest in SHC LLC, with which SHR had an asset management agreement described below.

Under the Company’s asset management agreement with SHC LLC, the Company managed the day-to-day business of SHC LLC and its hotels for an initial annual fee of $5,000,000, payable monthly in arrears. The term of the agreement commenced on June 29, 2004. As a result of the disposition of properties during the years ended December 31, 2005 and 2006, the asset management fee was reduced. On November 15, 2006, SHC LLC voluntarily terminated the agreement. Under terms of the agreement, SHC LLC paid a one time termination fee to the Company of $250,000. For the years ended December 31, 2008, 2007 and 2006, SHR recognized $0, $0, and $1,863,000, respectively of income related to its asset management agreement with SHC LLC, which is included in other (expenses) income, net.

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

LLPI

On February 12, 2008, the Company invested $1,200,000 of a $2,000,000 subscription to Luxury Leisure Properties International (LLPI), a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations through North America, Central America and Europe. The son-in-law of Laurence Geller, the Company’s President and Chief Executive Officer, Luca Franco, is one of the founders of and serves as Executive Vice President—Development of LLPI. Upon formation, the Company owned 40%, Mr. Franco owned 10% and unrelated parties owned the remaining interests in the venture.

In January, 2009, due to a change in market conditions, the members of LLPI approved a restructuring of the venture, in which the Company was released from its obligation for the additional $800,000 subscription amount. All other partners, including Mr. Franco, were also released from their additional subscription commitments. Additionally, LLPI redeemed the 40% interest of one of the unrelated partners for $626,000, its approximate book value at that date, and released the unrelated third party from the remainder of its subscription obligation. As part of the restructuring, the Company also received repayment of $128,000 from its original investment of $1,200,000 and a release from its remaining commitment and Mr. Franco received repayment of $43,000 from his original investment of $300,000 and a release of his remaining commitment. After the restructuring, the Company owns 68.3% of the venture, Mr. Franco owns 15.9% of the venture and an unrelated party owns 15.9% of the venture. Additionally, the Company has entered into an Asset Management Agreement with LLPI for its ownership interest at the Four Seasons Punta Mita Residence Club for $10,000 per month, effective February 1, 2008.

Consulting Agreement

In August 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels provided certain consulting services to the Company relating to its European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement had an initial term of one year but could be extended indefinitely. Pursuant to the agreement, Mr. Michels received, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michels’ administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under the Amended Plan, which vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates.

In August 2008, the Company amended the agreement. Pursuant to the amended agreement, Mr. Michels will receive (i) annual cash compensation of $100,000, paid monthly, in arrears, (ii) an annual grant of RSUs equal to $250,000 divided by the closing price of SHR’s common stock on August 21, 2008 for the initial grant and August 21 of each of the following year(s) with each grant vesting in three equal annual installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company, either as a consultant, director or employee, on such vesting dates, and (iii) an annual bonus of RSUs for each calendar year during the term of the agreement with a target value of $250,000, with a possible range from 0-100% of target based on the Company’s financial results for a given year as compared to the Company’s budgeted performance for that year. For the years ended December 31, 2008 and 2007, the Company recognized expense of $418,000 and $198,000, respectively, related to the consulting agreement.

16.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by the Company have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is the Company aware of any environmental liability that it believes would have a material adverse effect on its business or financial statements.

Litigation:

The Company is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

Letters of Credit:

As of December 31, 2008, the Company provided $750,000 in letters of credit related to its office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 earnest money deposit paid upon the execution of the agreement was included in other assets as of December 31, 2008 and 2007. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 earnest money deposit and each of the additional earnest money deposits is secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s earnest money deposits will no longer be refundable.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of December 31, 2008, the Company’s obligations under these contracts amounted to approximately $17,591,000. All of the construction activities related to these contracts are expected to be completed in 2009.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2008 and 2007, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued expenses were representative of their fair values because of the short-term maturity

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of these instruments. At December 31, 2008 and December 31, 2007, there was no fixed-rate mortgage debt. To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2008, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed in Note 9 above. Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $148,000,000 to $252,000,000 lower than the carrying value of $1,491,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2008, the Company assumed a market spread of between 400 to 600 basis points over the 5 year swap rate at December 31, 2008 and estimated the fair value to be approximately $10,000,000 to $21,000,000 lower than the carrying value of $179,415,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of our total debt would be approximately $57,000,000. Management believes the carrying values of the mortgage debt, other debt, bank credit facility and Exchangeable Notes were a reasonable estimation of their fair value as of December 31, 2007. Interest rate swap and cap agreements have been recorded at their estimated fair values.

18.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of December 31, 2008, the Company’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture RCPM and five European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding the unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Years ended December 31,
	2008	2007	2006
Revenues:
United States	$734,864	$765,753	$559,961
Mexico	91,135	85,791	69,668
Europe	148,923	116,008	51,315

Total	$974,922	$967,552	$680,944

	December 31,
	2008	2007
Long-lived Assets:
United States	$1,943,608	$2,151,533
Mexico	242,287	238,342
Europe	350,571	545,354

Total	$2,536,466	$2,935,229

19.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2008 and 2007 follows. Certain 2008 and 2007 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is also management’s opinion, however, that quarterly operating data for hotel enterprises are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2008
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$237,845	$269,953	$238,713	$228,411

(Loss) income from continuing operations available to common shareholders	$(12,151)	$9,508	$(101,624)	$(284,084)
Income from discontinued operations	5,134	2,047	36,840	20

Net (loss) income available to common shareholders	$(7,017)	$11,555	$(64,784)	$(284,064)

Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations available to common shareholders per share	$(0.16)	$0.12	$(1.35)	$(3.78)
Income from discontinued operations per share	0.07	0.03	0.49	—

Net (loss) income available to common shareholders per share	$(0.09)	$0.15	$(0.86)	$(3.78)

Weighted average common shares outstanding—Basic	74,950	75,000	75,022	75,146

Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations available to common shareholders per share	$(0.16)	$0.12	$(1.35)	$(3.78)
Income from discontinued operations per share	0.07	0.03	0.49	—

Net (loss) income available to common shareholders per share	$(0.09)	$0.15	$(0.86)	$(3.78)

Weighted average common shares outstanding—Diluted	74,950	75,048	75,022	75,146

	Year ended December 31, 2007
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$224,531	$249,208	$235,333	$258,480

(Loss) income from continuing operations available to common shareholders	$(13,550)	$10,698	$77,981	$2,769
Income (loss) from discontinued operations	3,991	(36,029)	(9,464)	2,655

Net (loss) income available to common shareholders	$(9,559)	$(25,331)	$68,517	$5,424

Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations available to common shareholders per share	$(0.18)	$0.14	$1.04	$0.04
Income (loss) from discontinued operations per share	0.05	(0.48)	(0.12)	0.03

Net (loss) income available to common shareholders per share	$(0.13)	$(0.34)	$0.92	$0.07

Weighted average common shares outstanding—Basic	75,836	74,833	74,793	74,803

Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations available to common shareholders per share	$(0.18)	$0.14	$1.04	$0.04
Income (loss) from discontinued operations per share	0.05	(0.48)	(0.13)	0.03

Net (loss) income available to common shareholders per share	$(0.13)	$(0.34)	$0.91	$0.07

Weighted average common shares outstanding—Diluted	75,836	75,014	74,992	75,001

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(In Thousands)

Description	Location	Debt	Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2008			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
			Land	Building & Improvements			Land	Building & Improvements	Total
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$107		$—	$47,355	$47,355	$(18,955)	1975	9/1997	39
Four Seasons Mexico City	Mexico City, Mexico	—	18,454	31,365	—		18,454	31,365	49,819	(8,914)	1994	12/1997	39
Loews Santa Monica	Santa Monica, CA	118,250	5,833	91,717	—		5,833	91,717	97,550	(28,548)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	97,500	13,093	66,260	—		13,093	66,260	79,353	(16,142)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,700		7,358	67,651	75,009	(10,270)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	76,500	20,100	79,400	2,994		20,100	82,394	102,494	(10,113)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	121,000	20,259	139,204	2,885		20,252	142,096	162,348	(14,013)	1929	4/2005	39
InterContinental Miami	Miami, FL	90,000	41,891	69,296	7,904		41,877	77,214	119,091	(7,271)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	123,750	17,347	129,153	25,887		17,347	155,040	172,387	(14,310)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	—	44,900	75,600	11,601		44,900	87,201	132,101	(5,829)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	2,455		61,400	290,255	351,655	(19,259)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,147		76,700	177,447	254,147	(12,775)	1984	7/2006	39
InterContinental Prague	Prague, Czech Republic	145,277	32,516	69,252	18,044	(1)	37,916	81,896	119,812	(7,350)	1974	8/2006	37
Marriott London Grosvenor Square	London, England	112,731	—	85,468	(19,866	)(1)	—	65,602	65,602	(4,053)	1962	8/2006	39
Fairmont Scottsdale Princess	Scottsdale, AZ	180,000	22,900	260,100	16,322		22,900	276,422	299,322	(20,548)	1987	9/2006	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	9,372		61,272	—	61,272	—	—	3/2006	—
Renaissance Paris	Paris, France	—	16,452	52,433	3,390	(1)	16,798	55,477	72,275	(1,878)	1910	7/2007	39
H Five Lot B (Land held for development)	Punta Mita, Mexico	16,527	46,921	—	4,675		51,596	—	51,596	—	—	10/2007	—

Totals		$1,301,535	$495,025	$1,705,546	$112,617		$517,796	$1,795,392	$2,313,188	$(200,228)

(1)	Includes currency translation adjustments of $16,735 for the InterContinental Prague, $(19,866) for the Marriott London Grosvenor Square and $1,228 for Renaissance Paris.

STRATEGIC HOTELS & RESORTS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

September 30, 2008

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Balance, beginning of period	$2,339,678	$2,262,595	$1,087,142
Additions:
Acquisition of property	—	133,329	1,248,029
Improvements	74,630	26,723	9,537
Currency translation adjustment	—	17,359	10,258

Deductions:
Dispositions	(66,983)	(15,000)	(88,597)
Property damage writedown	—	(84,940)	(3,774)
Reclassifications	—	(388)	—
Currency translation adjustment	(34,137)	—	—

Balance, end of period	$2,313,188	$2,339,678	$2,262,595

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Balance, beginning of period	$158,244	$135,293	$112,525
Depreciation and amortization	55,332	48,558	31,922
Property damage writedown	—	(26,135)	(774)
Dispositions	(11,348)	—	(9,434)
Currency translation adjustment	(2,000)	528	1,054

Balance, end of period	$200,228	$158,244	$135,293

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,593,065 at December 31, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2008, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used criteria set forth in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2008. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company, and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 27, 2009

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On February 25, 2009, the Company entered into the third amendment to its credit agreement by and among SH Funding, Deutsche Bank Trust Company Americas and the various financial institutions named therein. For a description of the amendment, see “Item 8. Financial Statements and Supplementary Data—Note 9 Indebtedness —Bank Credit Facility.”

The foregoing description of the amendment to the credit facility is qualified in its entirety by reference to the Third Amendment to Credit Agreement, which is attached as exhibit 10.120 to this Form 10-K.

The information included in or incorporated by reference in this Item 9B would otherwise have been reported on a current report on Form 8-K pursuant to Item 1.01.

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

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Equity Compensation Plan Information” of this annual report on Form 10-K.

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

The following financial statement schedule is included herein at pages 111 through 112.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 118 through 128 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

Dated: February 27, 2009	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 27, 2009	By:	/S/ LAURENCE S. GELLER Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ STEPHEN M. BRIGGS Stephen M. Briggs Senior Vice President, Principal Accounting Officer

	By:	/S/ WILLIAM A. PREZANT William A. Prezant Chairman

	By:	/S/ ROBERT P. BOWEN Robert P. Bowen Director

	By:	/S/ MICHAEL W. BRENNAN Michael W. Brennan Director

	By:	/S/ KENNETH FISHER Kenneth Fisher Director

	By:	/S/ JAMES A. JEFFS James A. Jeffs Director

	By:	/S/ RICHARD D. KINCAID Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS David M.C. Michels Director

EXHIBIT INDEX

Exhibit Number	Description
3.1a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.1b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed on January 13, 2006 and incorporated herein by reference).

3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), on April 21, 2006 and incorporated herein by reference).

3.1f	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotels & Resorts, Inc., as amended and restated on November 14, 2008 (filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

4.1	Rights Agreement, dated as of November 14, 2008 between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on November 19, 2008 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, LLC (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment to the Limited Liability Company Agreement of SHC Funding, LLC, dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, LLC, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.7	Form of Lease Agreement (filed as Exhibit 10.3 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

10.8	Form of Hotel Management Agreement (filed as Exhibit 10.4 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.9	Asset Management Agreement between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.5 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.10	Cross-Indemnification Agreement between Strategic Hotel Capital, LLC and Strategic Hotel Capital, Inc. (filed as Exhibit 10.6 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.11	Form of $188.5 million Note Indenture between the issuers named therein and LaSalle Bank, N.A., as Note Trustee, secured by the properties identified therein (filed as Exhibit 10.7 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.12	Form of Loan Agreement with respect to $220,000,000 in mortgage loan financing between the borrowers and operating lessees named therein and German American Capital Corporation, as Lender (filed as Exhibit 10.8 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.13	Form of Registration Rights Agreement by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.11 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.14	Form of Registration Rights Agreement by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.12 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

†10.15	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.16	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.17	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.18	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

Exhibit Number	Description
†10.19	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.20	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 5, 2005 and incorporated herein by reference).

†10.21	Amended and Restated Employment Agreement by and between Laurence S. Geller and Strategic Hotel Capital, Inc. (filed as Exhibit 10.15 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.22	Amendment No. 1 to Employment Agreement, dated September 30, 2005, by and between the Company and Laurence S. Geller (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 5, 2005 and incorporated herein by reference).

†10.23	Amendment No. 2 to Employment Agreement, dated March 14, 2006, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 20, 2006 and incorporated herein by reference).

†10.24	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, LLC and James E. Mead (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on December 1, 2004 and incorporated herein by reference).

†10.25	Amendment No. 1 to Employment Agreement, dated as of February 13, 2007, between James E. Mead, the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 20, 2007 and incorporated herein by reference).

†10.26	Severance Agreement between Strategic Hotel Capital, Inc. and James Lyman, dated September 10, 2004 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

†10.27	Severance Agreement between Strategic Hotel Capital, Inc. and Steven N. Kisielica (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.28	Separation Agreement dated June 9, 2006, by and between the Company and Monte J. Huber (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on June 13, 2006 and incorporated herein by reference).

†10.29	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.30	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by references.

†10.31	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.32	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

Exhibit Number	Description
†10.33	Letter Agreement dated July 27, 2006 by and between Strategic Hotel Funding, L.L.C. and Stephen K. Miller (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.34	Ritz-Carlton Half Moon Bay Purchase and Sale Agreement, dated as of July 23, 2004 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

10.35	Amended and Restated Indenture for the Issuance of $275 million of Floating Rate Notes, dated as of June 24, 2004 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2004 and incorporated herein by reference).

10.36	Contribution Agreement, dated as of February 28, 2005, by and between Inter-Continental Florida Limited Partnership, Inter-Continental Florida Partner Corp., Inter-Continental Florida Investment Corp., IHG Management (Maryland) LLC, and SHC Chopin Plaza Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 2, 2005 and incorporated herein by reference).

10.37	Contribution Agreement, dated as of February 28, 2005, by and between CIMS Limited Partnership, Illinois Hotels Corp., InterContinental Hotels Group Operating Corp., IHG Management (Maryland) LLC, and SHC Michigan Avenue Holdings, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 2, 2005 and incorporated herein by reference).

10.38	First Amendment to Credit Agreement, dated as of March 22, 2005, among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 25, 2005 and incorporated herein by reference).

10.39	First Amendment to Amended and Restated Indenture, dated as of March 22, 2005, among the issuers named therein, LaSalle Bank National Association, as Note Trustee, and German American Capital Corporation, as Noteholder (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 25, 2005 and incorporated herein by reference).

10.40	Loan Agreement ($128,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between the Borrowers named therein, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.41	First Mezzanine Loan Agreement ($45,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine I, LLC and SHC Chopin Plaza Mezzanine I, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.42	Second Mezzanine Loan Agreement ($29,000,000 Floating Rate Public Company Loan) dated as of April 1, 2005 between SHC Michigan Avenue Mezzanine II, LLC and SHC Chopin Plaza Mezzanine II, LLC, as Borrowers, and German American Capital Corporation, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2005 and incorporated herein by reference).

10.43	Purchase and Sale Agreement dated as of July 13, 2005, by and between Buckingham Fountain Hotel, LLC and SHC Columbus Drive, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on July 19, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.44	Second Amendment to Credit Agreement dated as of July 28, 2005 among Strategic Hotel Funding, LLC, various financial institutions named therein and Deutsche Bank Trust Company Americas, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on July 29, 2005 and incorporated herein by reference).

10.45	Agreement for Sale and Purchase of Hotel dated as of August 24, 2005, by and between SHC Lake Buena Vista II, LLC and HEI Lake Buena Vista LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on August 30, 2005 and incorporated herein by reference).

10.46	Amendment to Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 7, 2005 and incorporated herein by reference).

10.47	Amendment to First Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 7, 2005 and incorporated herein by reference).

10.48	Amendment to Second Mezzanine Loan Agreement, dated August 31, 2005, by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on September 7, 2005 and incorporated herein by reference).

10.49	Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 13, 2005 and incorporated herein by reference).

10.50	Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 5, 2005 and incorporated herein by reference).

10.51	Purchase and Sale Agreement, dated as of October 31, 2005, by and among SHC Del Coronado, LLC, KSL Recreation Holdings I, LLC and KSL Recreation Management Operations, LLC. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on November 3, 2005 and incorporated herein by reference).

10.52	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.53	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.54	Amendment to Agreement for Sale and Purchase of Hotel dated as of September 7, 2005, by and between SHC Schaumburg II, LLC and The Procaccianti Group, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

Exhibit Number	Description
10.55	Amendment to Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue, LLC, SHC Chopin Plaza, LLC and German American Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.56	Amendment to First Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine I, LLC, SHC Chopin Plaza Mezzanine I, LLC and German American Capital Corporation (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.57	Amendment to Second Mezzanine Loan Agreement, dated October 28, 2005 by and among SHC Michigan Avenue Mezzanine II, LLC, SHC Chopin Plaza Mezzanine II, LLC and German American Capital Corporation (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 10, 2005 and incorporated herein by reference).

10.58	Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated January 21, 2006 (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.59	Amendment to Purchase and Sale Agreement by and between SHC Washington, LLC and Georgetown Plaza Associates LLC, dated February 22, 2006 (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.60	Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.61	Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, LLC, as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.62	Purchase and Sale Agreement, dated as of April 4, 2006, between BRE/St. Francis LLC and SHC St. Francis, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 7, 2006 and incorporated herein by reference).

10.63	Real Estate Purchase Agreement, dated as of May 9, 2006, by and between SHC Laguna Niguel I LLC and SHC Laguna, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.64	Agreement of Purchase and Sale, dated as of May 7, 2006, by and between New Rancho, LLC and KSL RLP Holdings, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.65	Revolving Loan Commitment Agreement, dated as of May 30, 2006, by and between Strategic Hotel Funding, LLC and Citicorp North America, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.66	Purchase and Sale Agreement, dated June 30, 2006, by and between Scottsdale Princess Partnership and SHR Scottsdale, L.L.C. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.67	Mortgage Loan Application, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.68	Promissory Note, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.69	Purchase and Sale Agreement, dated as of July 28, 2006, by and between BRE/Europe 2, S.a.r.l. and Pingleton Holding S.a.r.l. (filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K (File No. 001-32223), filed on September 7, 2006, and incorporated herein by reference).

10.70	Purchase Agreement, dated as of August 1, 2006, by and among EU-Hotel PTE Limited and Paris Properties PTE Limited and SHC Prague InterContinental, L.L.C. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.71	Agreement of Purchase and Sale dated as of August 23, 2006, by and between New Burbank, L.L.C. and Pyramid Hotel Opportunity Venture II LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 13, 2006, and incorporated herein by reference.

10.72	First Amendment to Amended and Restated Credit Agreement and Omnibus Amendment to Loan Documents, dated August 28, 2006, by and among Strategic Hotel Funding, LLC., the Company, certain indirect subsidiaries of the Company, Deutsche Bank Trust Company Americas and various financial institutions name therein (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

10.73	Additional Revolving Loan Commitment Agreement, dated as of August 28, 2006, by and among Strategic Hotel Funding, LLC, Deutsche Bank Trust Company Americas, Wachovia Bank, National Association, Citicorp North America, Inc., LaSalle Bank National Association and Raymond James FSB (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 1, 2006, and incorporated herein by reference).

10.74	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.75	Purchase and Sale Agreement, dated July 5, 2006, by and between SHR Scottsdale, L.L.C., and Scottsdale Princess Partnership (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 8, 2006, and incorporated herein by reference).

10.76	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.77	Note, dated September 1, 2006 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.78	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Merchants Realty Corp. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.79	Mezzanine Note, dated September 1, 2006 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.80	Agreement of Purchase and Sale, dated as of September 26, 2006, by and between Strategic Hotel Funding, L.L.C. and Lakeshore East, L.L.C. (filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.81	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.82	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.83	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Realty Corp. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.84	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.3 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.85	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.86	Indenture, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.87	Registration Rights Agreement, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.88	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.89	Facility Agreement, dated as of February 20, 2007, by and between SHR Prague Praha B.V. and Aareal Bank AG (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.90	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.91	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.92	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on May 7, 2007 and incorporated herein by reference).

10.93	Promissory Note, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.94	Mortgage, Security Agreement and Fixture Filing, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.95	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A. (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.96	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.97	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc. (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.98	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.99	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.100	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and Deutsche Bank AG (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.101	Form of Amended and Restated Limited Liability Company Agreement of SHC Michigan Avenue Mezzanine II, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

10.102	Form of Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on June 1, 2007 and incorporated herein by reference).

10.103	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between CIMS Limited Partnership and DND Hotel JV Pte Ltd. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 9, 2007 and incorporated herein by reference).

10.104	Agreement for Sale and Purchase of Membership Interests, dated as of May 29, 2007, by and between Strategic Hotel Funding, L.L.C. and DND Hotel JV Pte Ltd. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 9, 2007 and incorporated herein by reference).

†10.105	Consulting Agreement by and between the Company and David M.C. Michels, dated as of August 16, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2007 and incorporated herein by reference).

10.106	Side Letter, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.107	Third Amendment to the Mortgage Loan and Security Agreement, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.108	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.109	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.110	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.111	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.112	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

Exhibit Number	Description
†10.113	First Amendment to Consulting Agreement, dated as of August 21, 2008, between the Company and Sir David M.C. Michels (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on August 25, 2008 and incorporated herein by reference).

†10.114	Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 18, 2008 and incorporated herein by reference).

†10.115	Amendment No. 2 to Employment Agreement, dated November 14, 2008, between Strategic Hotels & Resorts, Inc. and James E. Mead (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 18, 2008 and incorporated herein by reference).

†*10.116	Amendment No. 3 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and James E. Mead.

†*10.117	Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller.

*10.118	Modification of Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of January 21, 2009, among SHC Columbus Drive, LLC, DTRS Columbus Drive, LLC and Metropolitan Life Insurance Company.

*10.119	Modification of Promissory Note, Deed of Trust, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of January 21, 2009, among SHR St. Francis, L.L.C., DTRS St. Francis, L.L.C. and Metropolitan Life Insurance Company.

*10.120	Third Amendment to Credit Agreement, dated as of February 25, 2009, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent and various financial institutions.

14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics, as amended November 16, 2006 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 1, 2007 and incorporated herein by reference).

*21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.