Form 10-Q
period 2009-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2009-05-08
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [This requirement is not yet applicable to the registrant.]    Yes  ☐    No  ☐.

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 6, 2009 was 75,174,335.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

WHERE TO FIND MORE INFORMATION:

We maintain a website at www.strategichotels.com. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). The SEC maintains a website that contains these reports at www.sec.gov.

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$2,358,243	$2,383,860
Goodwill	118,002	120,329
Intangible assets, net of accumulated amortization of $3,414 and $3,096	31,445	32,277
Investment in joint ventures	81,584	82,122
Cash and cash equivalents	128,283	80,954
Restricted cash and cash equivalents	28,796	37,358
Accounts receivable, net of allowance for doubtful accounts of $2,477 and $2,203	64,180	70,945
Deferred financing costs, net of accumulated amortization of $6,981 and $6,655	16,566	10,375
Deferred tax assets	36,246	38,260
Other assets	46,987	52,687

Total assets	$2,910,332	$2,909,167

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,292,896	$1,301,535
Exchangeable senior notes, net of discount	166,198	165,155
Bank credit facility	296,000	206,000
Accounts payable and accrued expenses	240,991	281,918
Deferred tax liabilities	31,232	34,236
Deferred gain on sale of hotels	97,800	104,251

Total liabilities	2,125,117	2,093,095
Noncontrolling interests in SHR’s operating partnership	5,096	5,330
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 74,971,069 and 74,410,012 common shares issued and outstanding)	750	744
Additional paid-in capital	1,233,077	1,228,774
Accumulated deficit	(745,732)	(710,263)
Accumulated other comprehensive loss	(92,277)	(93,637)

Total SHR’s shareholders’ equity	753,739	783,539
Noncontrolling interests in consolidated affiliates	26,380	27,203

Total equity	780,119	810,742

Total liabilities and equity	$2,910,332	$2,909,167

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Rooms	$96,586	$130,280
Food and beverage	57,106	79,124
Other hotel operating revenue	25,791	27,154

	179,483	236,558
Lease revenue	1,120	1,287

Total revenues	180,603	237,845

Operating Costs and Expenses:
Rooms	27,289	33,125
Food and beverage	42,827	56,743
Other departmental expenses	55,238	62,562
Management fees	6,763	9,609
Other hotel expenses	13,782	16,042
Lease expense	3,966	4,327
Depreciation and amortization	34,103	27,603
Impairment losses and other charges	459	—
Corporate expenses	10,424	7,430

Total operating costs and expenses	194,851	217,441

Operating (loss) income	(14,248)	20,404
Interest expense	(23,966)	(22,842)
Interest income	414	595
Loss on early extinguishment of debt	(883)	—
Equity in earnings (losses) of joint ventures	139	(779)
Foreign currency exchange gain (loss)	2,015	(3,209)
Other expenses, net	(39)	(262)

Loss before income taxes, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(36,568)	(6,093)
Income tax expense	(100)	(212)

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(36,668)	(6,305)
Loss on sale of noncontrolling interests in hotel properties	—	(5)

Loss from continuing operations	(36,668)	(6,310)
Income from discontinued operations, net of tax	—	5,200

Net Loss	(36,668)	(1,110)
(Loss) gain on currency translation adjustments	(6,659)	24,833
Gain (loss) on mark to market of derivatives	8,019	(41,044)

Comprehensive Loss	(35,308)	(17,321)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	429	210
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	753	897

Comprehensive Loss Attributable to SHR	$(34,126)	$(16,214)

Net Loss	$(36,668)	$(1,110)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	446	2
Net loss attributable to the noncontrolling interests in consolidated affiliates	753	897

Net Loss Attributable to SHR	(35,469)	(211)
Preferred shareholder dividends	(7,721)	(7,721)

Net Loss Attributable to SHR Common Shareholders	$(43,190)	$(7,932)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.57)	$(0.18)
Income from discontinued operations attributable to SHR common shareholders	—	0.07

Net loss attributable to SHR common shareholders	$(0.57)	$(0.11)

Weighted average common shares outstanding	75,166	74,950

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net loss	$(36,668)	$(1,110)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(757)	(2,375)
Depreciation and amortization	34,103	28,293
Amortization of deferred financing costs, discount and interest rate swap costs	3,242	2,238
Non-cash impairment losses and other charges	459	—
Loss on early extinguishment of debt	883	—
Equity in (earnings) losses of joint ventures	(139)	779
Share-based compensation	4,710	1,374
Gain on sale of assets	(2)	(607)
Loss on sale of noncontrolling interests in hotel properties	—	5
Foreign currency exchange (gain) loss	(2,015)	3,209
Recognition of deferred and other gains, net	(1,151)	(1,322)
Decrease (increase) in accounts receivable	6,765	(7,723)
Decrease in other assets	1,674	2,924
Decrease in accounts payable and accrued expenses	(10,350)	(6,458)

Net cash provided by operating activities	754	19,227

Investing Activities:
Proceeds from sales of assets	49	551
Proceeds from promissory note	—	6,000
Acquisition of interest in joint ventures	—	(1,226)
Cash received from joint venture	214	—
Decrease in security deposits related to sale-leasebacks	2,874	1,751
Capital expenditures	(27,422)	(50,846)
Decrease (increase) in restricted cash and cash equivalents	8,562	(2,711)
Other investing activities	359	(193)

Net cash used in investing activities	(15,364)	(46,674)

Financing Activities:
Borrowings under bank credit facility	90,000	68,000
Payments on bank credit facility	—	(22,000)
Financing costs	(8,307)	—
Distributions to common shareholders	—	(17,926)
Distributions to preferred shareholders	—	(7,721)
Distributions to holders of noncontrolling interests in SHR’s operating partnership	—	(235)
Interest rate swap costs	(17,825)	—
Other financing activities	(227)	(81)

Net cash provided by financing activities	63,641	20,037

Effect of exchange rate changes on cash	(1,702)	3,239

Net change in cash and cash equivalents	47,329	(4,171)
Cash and cash equivalents, beginning of period	80,954	111,494

Cash and cash equivalents, end of period	$128,283	$107,323

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2009	2008
Supplemental Schedule of Non-Cash Investing and Financing Activities:
(Gain) loss on mark to market of derivative instruments (see notes 2 and 10)	$(8,019)	$41,044

Distributions declared and payable to common shareholders (see note 9)	$—	$18,004

Distributions payable to holders of noncontrolling interests in SHR’s operating partnership (see note 9)	$—	$236

Capital expenditures recorded as liabilities	$(5,347)	$7,308

Cash Paid For:
Interest, net of interest capitalized	$20,418	$19,741

Income taxes, net of refunds	$1,212	$5,926

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2009, the Company’s portfolio included 19 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2009. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of March 31, 2009, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	11. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale Princess (1)	12. Marriott Champs Elysees Paris (Paris Marriott) (4)
3. Four Seasons Mexico City	13. Marriott Hamburg (4)
4. Four Seasons Punta Mita Resort	14. Marriott Lincolnshire (5)
5. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (5)
6. Hotel del Coronado (2)	16. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) (6)
7. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Half Moon Bay
8. InterContinental Chicago (3)	18. Ritz-Carlton Laguna Niguel
9. InterContinental Miami	19. Westin St. Francis
10. InterContinental Prague

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company has leasehold interests in these properties.
(5)	These properties are subject to ground lease arrangements.
(6)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the Financial Accounting Standards Board (FASB) revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2009, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM)(see note 6). At March 31, 2009, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels and a 69% controlling interest in Luxury Leisure Properties International, L.L.C. (LLPI), which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At March 31, 2009 and December 31, 2008, restricted cash and cash equivalents included $26,575,000 and $32,104,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At March 31, 2009 and December 31, 2008, restricted cash and cash equivalents also included reserves of $2,221,000 and $5,254,000, respectively, required by loan and other agreements.

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

For the three months ended March 31, 2009 and 2008, income tax (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Current tax (expense):
Europe	$(239)	$(884)
Mexico	(591)	(1,758)
United States	(27)	(35)

	(857)	(2,677)

Deferred tax benefit (expense):
Europe	136	151
Mexico	(910)	(358)
United States	1,531	2,672

	757	2,465

Total income tax (expense)	$(100)	$(212)

Per Share Data:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share,” basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), stock options (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. In accordance with FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), the Company considers unvested RSUs participating securities. These unvested RSUs did not impact basic earnings per share for the three months ended March 31, 2009 and 2008. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator:
Loss from continuing operations attributable to SHR	$(35,469)	$(5,345)
Preferred shareholder dividends	(7,721)	(7,721)

Loss from continuing operations attributable to SHR common shareholders	$(43,190)	$(13,066)

Denominator:
Weighted average common shares – basic and diluted	75,166	74,950

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at March 31, 2009 and 2008 are as follows (in thousands):

	Computation For Three Months Ended March 31,
	2009	2008
Noncontrolling interests	976	976
Options and RSUs	1,449	1,515

In addition, the diluted loss per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (the Exchangeable Notes) (see note 8) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated other comprehensive loss (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	7,960	—	7,960
Reclassification to equity in earnings (losses) of joint ventures	59	—	59
CTA activity	—	(6,659)	(6,659)

Balance at March 31, 2009	$(90,575)	$(1,702)	$(92,277)

Fair Value of Financial and Nonfinancial Instruments:

SFAS No. 157, “Fair Value Measurements” (SFAS 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. The Company applied this change in accounting principle retrospectively to all prior periods presented herein in accordance with SFAS 154, “Accounting Changes and Error Corrections.” The adjustment had no effect on net cash flows from operations.

For the three months ended March 31, 2009, this change in accounting principle resulted in an increase of $974,000 to interest expense and net loss and an increase of $(0.01) to basic and diluted loss per share. The following table summarizes the effect of the accounting change on the Company’s prior period consolidated financial statements (in thousands, except per share data):

	Originally Reported	Effect of Change	As Adjusted
Statement of Operations for the three months ended March 31, 2008:
Interest expense	$(21,927)	$(915)	$(22,842)
Net income (loss) attributable to SHR	704	(915)	(211)
Per common share:
Basic earnings (loss)	(0.09)	(0.02)	(0.11)
Diluted earnings (loss)	(0.09)	(0.02)	(0.11)
Balance Sheet as of December 31, 2008:
Deferred financing costs	10,668	(293)	10,375
Exchangeable senior notes, net of discount	179,415	(14,260)	165,155
Additional paid-in capital	1,208,221	20,553	1,228,774
Accumulated deficit	(703,677)	(6,586)	(710,263)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. The Company adopted EITF 07-5 on January 1, 2009 and determined that this EITF did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method, as described in SFAS No. 128 Earnings Per Share (SFAS 128). The Company adopted this statement on January 1, 2009 and determined that this FSP did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this statement on January 1, 2009 and complied with the expanded disclosure requirements, as applicable (see note 10).

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157 (FSP FAS 157-2),” which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS 157 with respect to its non-financial assets and liabilities and determined that the statement did not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements” (SFAS 160). The statement requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. SFAS 160 specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The Company adopted SFAS 160 on January 1, 2009 (see note 9). SFAS 160 is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss attributable to SHR common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised-2007)” (SFAS 141(R)). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains controls over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009 and the statement will impact the Company’s accounting for future acquisitions and related transaction costs.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of March 31, 2009 and December 31, 2008, excluding unconsolidated joint ventures (in thousands):

	2009	2008
Land	$394,073	$397,429
Land held for development	120,732	120,367
Leasehold interest	11,633	11,633
Buildings	1,643,588	1,652,641
Building and leasehold improvements	91,230	81,821
Site improvements	53,480	53,510
Furniture, fixtures and equipment	427,609	412,840
Improvements in progress	64,036	70,229

Total investment in hotel properties	2,806,381	2,800,470
Less accumulated depreciation	(448,138)	(416,610)

Total investment in hotel properties, net	$2,358,243	$2,383,860

Consolidated hotel properties	18	18
Consolidated hotel rooms	7,601	7,590

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of March 31, 2009 and December 31, 2008, excluding unconsolidated joint ventures:

	2009	2008
Northern California	18.9%	18.7%
Southern California	18.6	18.6
Chicago, IL	16.4	16.4
Scottsdale, AZ	11.9	11.8
Washington, D.C.	6.4	6.4
Miami, FL	5.0	5.0

United States	77.2	76.9
Mexico	9.7	9.6
Prague, Czech Republic	5.4	5.7
London, England	4.2	4.2
Paris, France	3.5	3.6

Total	100.0%	100.0%

4.	IMPAIRMENT AND OTHER CHARGES

Impairment Losses

During 2008, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets was therefore required. Management reached the conclusion that impairment tests were required to be performed based on its assessment of the conditions that have contributed to SHR’s low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. In 2008, the Company recorded non-cash impairment charges

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to reduce goodwill and intangible assets. For the three months ended March 31, 2009, the Company did not record any non-cash impairment charges. Continued deterioration in economic and market conditions present a potential for additional impairment charges on the Company’s hotel properties subsequent to March 31, 2009.

Other Charges

The Company plans to exit the LLPI venture and is currently negotiating the terms thereof. For the three months ended March 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

In addition, the Company recorded a charge of approximately $253,000 to write off costs related to capital projects that management decided to abandon during the three months ended March 31, 2009.

5.	DISCONTINUED OPERATIONS

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. On July 2, 2008, the Company sold the Hyatt Regency Phoenix hotel for net sales proceeds of $89,581,000.

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note provides for payment in two tranches, a $6,000,000 tranche which bore interest at 10.0% and was due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs, the net sales proceeds to the Company were $28,047,000, resulting in a gain on sale of $2,279,000. The Company initially deferred recognition of the gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized $416,000 of the gain, which is recorded in discontinued operations for the three months ended March 31, 2008. The Company will recognize the remainder of the gain when remaining cash payments are received from the buyer.

The following is a summary of income from discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Hotel operating revenues	$—	$14,223

Operating costs and expenses	—	8,478
Depreciation and amortization	—	690

Total operating costs and expenses	—	9,168

Operating income	—	5,055
Other expenses, net	—	(181)
Income tax expense	—	(90)
Gain on sale of assets	—	416

Income from discontinued operations	$—	$5,200

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of March 31, 2009 and December 31, 2008 included the following (in thousands):

	2009	2008
Hotel del Coronado and North Beach Ventures (a)	$71,336	$71,467
RCPM (b)	3,599	3,397
BuyEfficient (c)	6,649	6,653
LLPI (d)	—	605

Total investment in joint ventures	$81,584	$82,122

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $145,000 and $293,000 for the three months ended March 31, 2009 and 2008, respectively, and are included in other expenses, net on the consolidated statements of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $34,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively, and are included in other expenses, net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. As of December 31, 2008, the Company had a 40% interest in this venture. In January 2009, the members of LLPI approved a restructuring of the venture. This restructuring increased the Company’s ownership percentage from 40.0% to 68.6% and eliminated its obligation to fund an additional $800,000 capital commitment. Effective January 2009, the Company no longer accounts for this investment using the equity method of accounting. The Company plans to exit the LLPI venture and is currently negotiating the terms thereof. For the three months ended March 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$322,721	$325,845
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	64,618	58,367
Restricted cash and cash equivalents	360	1,160
Other assets	24,840	25,861

Total assets	$484,940	$483,634

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$635,717	$632,276
Other liabilities	34,849	35,848
Partners’ deficit	(185,626)	(184,490)

Total liabilities and partners’ deficit	$484,940	$483,634

	Three Months Ended March 31,
	2009	2008
Revenues
Hotel operating revenue	$28,192	$34,879
Residential sales	3,095	709
Other	1,288	873

Total revenues	32,575	36,461
Expenses
Residential costs of sales	1,614	278
Hotel operating expenses	19,687	23,311
Depreciation and amortization	4,110	3,972
Other operating expenses	1,906	1,878

Total operating expenses	27,317	29,439

Operating income	5,258	7,022
Interest expense, net	(4,741)	(9,859)
Other (expenses) income, net	(382)	351

Net income (loss)	$135	$(2,486)

Equity in earnings (losses) in joint ventures
Net income (loss)	$135	$(2,486)
Joint venture partners’ share of (income) loss of joint ventures	(179)	1,367
Adjustments for basis differences, taxes and intercompany eliminations	183	340

Total equity in earnings (losses) of joint ventures	$139	$(779)

7.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended March 31, 2009 and 2008, the Company recognized $51,000 and $59,000 of the deferred gain, respectively. As of March 31, 2009 and December 31, 2008, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,265,000 and $4,457,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,540,000 ($4,703,000 based on the foreign exchange rate as of March 31, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at March 31, 2009 and December 31, 2008 was $6,643,000 and $6,984,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,100,000 and $1,263,000 of the deferred gain for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $93,535,000 and $99,794,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,144,000 ($16,135,000 based on the foreign exchange rate as of March 31, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at March 31, 2009 and December 31, 2008 was $11,822,000 and $15,507,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

8.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgages and other debt payable at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity	March 31, 2009	December 31, 2008
Mortgage loans
Westin St. Francis (c)	70	August 2009(b)	$220,000	$220,000
Fairmont Scottsdale Princess	56	September 2009(b)	180,000	180,000
InterContinental Chicago	106	October 2009(b)	121,000	121,000
InterContinental Miami	73	October 2009(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2010(b)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2010(b)	76,500	76,500
InterContinental Prague (d)	120	March 2012	138,174	145,277
Fairmont Chicago (c)	70	April 2012	123,750	123,750
Hyatt Regency La Jolla	100	September 2012	97,500	97,500
Marriott London Grosvenor Square (e)	110	October 2013	110,831	112,731

Total mortgage loans			1,276,005	1,285,008

Other debt (f)			16,891	16,527

Total mortgages and other debt payable			$1,292,896	$1,301,535

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.50% at March 31, 2009) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (1.51% at March 31, 2009). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (1.65% at March 31, 2009).

(b)	These loans have two one-year extensions remaining at the option of the Company or its consolidated affiliates. The Company exercised its first option to extend the maturity date of the InterContinental Chicago, InterContinental Miami, Fairmont Scottsdale Princess, Westin St. Francis, Loews Santa Monica Beach Hotel and Ritz-Carlton Half Moon Bay mortgage loans by an additional year. The maturity dates exclude the two remaining one-year extension options.

(c)	These mortgage loans require that the Company maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, the Company did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, the Company entered into second amendments to its mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described below, which is calculated without regard to goodwill. The Company met the requirements of this modified tangible net worth calculation as of March 31, 2009 and December 31, 2008.

(d)	Under this loan, the lender has the right but not the requirement to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has recently commissioned such an appraisal which is in the process of being completed. An appraisal was commissioned by the Company as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, the Company would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure of the Company then complying with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. In addition, this loan also contains a covenant that requires a 1.4 times interest coverage ratio. While this covenant was met for the quarter ended March 31, 2009, the Company anticipates that it may breach this covenant in the second quarter of 2009. Upon falling below this threshold, there is a six month cure period to remedy this breach before it becomes an event of default. The Company is in discussions with the lender regarding these potential future events of default. As of March 31, 2009, the InterContinental Prague had a net investment in hotel property of $112,029,000 and goodwill of $31,651,000. Management has assessed that in amending the bank credit facility, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to the Company’s liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the amended bank credit facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	This loan agreement requires maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2009.

(f)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note is due August 31, 2009.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. On January 1, 2009, the Company adopted the provisions of FSP APB 14-1 and retrospectively recorded an additional discount on the Exchangeable Notes of $20,978,000 as of the issuance date (see note 2). The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

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

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $2,592,000 in additional interest, or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. After the filing of the annual report on Form 10-K for the year ended December 31, 2008, the Company’s previous shelf registration statement was no longer effective. On March 26, 2009 a new registration statement was declared effective by the SEC. During the three months ended March 31, 2009, the Company recorded additional interest expense of $11,000 under the registration rights agreement described above for the temporary unavailability of an effective registration statement with respect to SHR’s common stock that may, under certain circumstances, be issued with respect to the Exchangeable Notes.

Bank Credit Facility:

In February 2009, SH Funding entered into the third amendment to the bank credit facility, which among other things provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. In connection with this amendment, the Company wrote off $883,000 of unamortized deferred financing costs. The following summarizes key financial terms and conditions of the amended bank credit facility:

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

•	Maximum corporate leverage of 80% as defined in the agreement;

•	Minimum tangible net worth of $600,000,000, excluding goodwill and currency translation adjustments;

•	Default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	Maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	Restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

•

a prohibition on each of the Company and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage to 0.9 as discussed above;

•	prohibitions on the Company and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on the Company and SH Funding’s ability to issue dividends in cash in or kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless SH Funding receives notice of any monetary event of default or other material event of default.

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

The weighted average interest rate for the three months ended March 31, 2009 was 2.69%. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets. Based upon the coverage appraisal value tests, the Company had $400,000,000 available under the bank credit facility at March 31, 2009. At March 31, 2009, there was $296,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of March 31, 2009 for all mortgages and other debt payable, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ended December 31,	Amounts
2009 (remainder)	$16,891
2010	7,101
2011	914,101
2012	728,839
2013	101,964
Thereafter	—

1,768,896
Less discount on Exchangeable Notes	(13,802)

Total	$1,755,094

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $612,000 and $2,132,000 for the three months ended March 31, 2009 and 2008, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,203,000 and $1,255,000 for the three months ended March 31, 2009 and 2008, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $1,043,000 and $983,000 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Operating Matters:

The lodging industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. The Company does not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets.

The Company’s long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to its properties and the costs associated with acquisitions of properties. In addition, the Company may use cash to buy back outstanding debt, common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of the amended bank credit facility prohibit the Company from buying back common or preferred shares unless certain conditions are met.

Historically, the Company has satisfied its long-term liquidity requirements through various sources of capital, including its existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. The recent crisis in the credit markets has resulted in a challenging credit environment and the Company’s ability to raise capital through various debt markets is uncertain. The Company’s ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and the Company specifically and market perceptions about the Company. The Company will continue to analyze which source of capital is most advantageous to it at any particular point in time, but equity and debt financing may not be consistently available to the Company on terms that are attractive or at all.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of May 7, 2009, the Company is compliant with its financial and other restrictive covenants contained in its loan documents, including amendments made or agreed to between the parties as of that date. The Company’s ability to borrow under the amended bank credit facility is subject to compliance with these financial and other covenants. Based upon the Company’s current outlook for 2009, the Company expects to remain in compliance with the financial covenants set forth in the bank credit facility for the next 12 months. Compliance with these covenants in 2009 and future periods will depend substantially on the financial results of the Company’s hotels. The amended bank credit facility provides increased operating cushion with respect to the financial covenants against a prolonged downturn. However, if current financial market conditions worsen and the Company’s business deteriorates, it may breach one or more of its financial covenants. If the Company breaches its financial covenants, it would be in default under the related bank credit facility, which could allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes. If this happens, there would be a material adverse effect on the Company’s financial position and results of operations.

As a result of the uncertainty surrounding how long the current economic downturn may continue, the Company has taken several steps to maximize its liquidity during this period. These steps include; a focus on reducing expenses at the hotel and corporate levels, cancelling or deferring planned capital projects, suspension of dividend payments, and amending the bank credit facility.

The Company believes that the measures described above should be sufficient to satisfy its liquidity needs for the next 12 months.

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2008 (excluding 975,855 units of SH Funding outstanding at March 31, 2009 and December 31, 2008, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2008	74,410
Restricted stock units redeemed for shares of SHR common stock	561

Outstanding at March 31, 2009	74,971

As of March 31, 2009, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Distributions:

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of March 31, 2009, unpaid cumulative dividends on SHR preferred stock were $7,721,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:

The Company adopted SFAS 160 on January 1, 2009, which requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity subject to the provisions of EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (EITF Topic D-98). This standard also expands disclosures in the financial statements to include amounts attributable to the parent for income from continuing operations and discontinued operations and a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners as presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Amounts attributable to SHR:
Loss from continuing operations	$(35,469)	$(5,345)
Discontinued operations	—	5,134

Net loss	$(35,469)	$(211)

	For the Three Months Ended March 31, 2009
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance	$783,539	$27,203	$810,742	$5,330
RSUs redeemed for common shares	6	—	6	—
Net loss	(35,469)	(753)	(36,222)	(446)
Loss on currency translation adjustments	(6,659)	—	(6,659)	(85)
Gain on mark to market of derivatives	8,019	—	8,019	102
Share-based compensation	4,515	—	4,515	57
Other	(212)	(70)	(282)	138

Ending balance	$753,739	$26,380	$780,119	$5,096

(a)	The Company adjusts the redeemable noncontrolling interests each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF Topic D-98. The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into common stock on a one-for-one basis. As of March 31, 2009 and December 31, 2008, the redeemable noncontrolling interests had a redemption value of approximately $673,000 (based on the March 31, 2009 SHR common share price of $0.69) and $1,639,000 (based on the December 31, 2008 SHR common share price of $1.68), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2008
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance (as previously stated)	$1,236,839	$—	$1,236,839	$42,165
Impact of adopting SFAS 160	(4,814)	30,653	25,839	(25,839)
Impact of adopting FSP APB 14-1	17,834	—	17,834	—

Beginning balance (restated)	1,249,859	30,653	1,280,512	16,326
RSUs redeemed for common shares	2	—	2	—
Net loss	(211)	(897)	(1,108)	(2)
Gain on currency translation adjustments	24,833	—	24,833	317
Loss on mark to market of derivatives	(41,044)	—	(41,044)	(525)
Share-based compensation	1,176	—	1,176	15
Accumulated distributions to owners	(25,726)	—	(25,726)	(235)
Change in redemption value	2,892	—	2,892	(2,892)
Other	384	449	833	(191)

Ending balance	$1,212,165	$30,205	$1,242,370	$12,813

(a)	As of March 31, 2008 and December 31, 2007, the redeemable noncontrolling interests had a redemption value of approximately $12,813,000 (based on the March 31, 2008 SHR common share price of $13.13) and $16,326,000 (based on the December 31, 2007 SHR common share price of $16.73), respectively.

10.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings (losses) of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or in accounts payable and accrued expenses.

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

Except as noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, SFAS 157 states that the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of March 31, 2009. As of March 31, 2009, all liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

Cash Flow Hedges of Interest Rate Risk:

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $48,194,000 will be reclassified as an increase to interest expense.

As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate swaps	24	$1,450,000
Interest rate swaps	1	£77,250
Interest rate swaps	1	€104,000

At March 31, 2009 and December 31, 2008, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 0.64% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at March 31, 2009 and December 31, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012.

At March 31, 2009 and December 31, 2008, the aggregate notional amount of the Company’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective.

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133, as amended. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a gain of $2,000 and $17,000 for the three months ended March 31, 2009 and 2008, respectively.

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate caps	9	$594,750

At March 31, 2009 and December 31, 2008, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2009 to January 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2009 and December 31, 2008 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps (a)	Accounts payable and accrued expenses	$(58,906)	$(98,089)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate caps	Accounts payable and accrued expenses	$—	$(1)

(a)	This liability is based on an aggregate termination value of $131,336,000 excluding accrued interest and includes a CVA of $72,430,000 as of March 31, 2009.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of March 31, 2009 or December 31, 2008. The following table reflects changes in liabilities categorized as Level 3 as of March 31, 2009 (in thousands):

Liabilities	Beginning Balance	Interest Rate Swap Transaction (b)	Unrealized Gains	Ending Balance
Interest rate swaps	$(98,089)	$32,220	$6,963	$(58,906)

(b)	During the three months ended March 31, 2009, the Company entered into transactions to buy down the interest rate swap fixed pay rates to current market rates. The swaps have effective dates of March 15, 2009 and remain designated as cash flow hedges. The termination value of $32,220,000 will be reclassified from accumulated OCL into earnings over the life of the swaps. As of March 31, 2009, the Company has a liability of $14,395,000 recorded in accounts payable and accrued expenses related to these transactions.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Income Statement:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of (Loss) Recognized in OCL		Location of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Effective Portion of (Loss) Reclassified from Accumulated OCL into Income
	2009	2008		2009	2008
Interest rate swap	$(4,849)	$(44,101)	Interest expense	$(12,868)	$(3,057)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate caps	Other expenses, net	$2	$17

Interest rate caps	Equity in earnings (losses) of joint ventures	$(192)	$(176)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was ($133,250,000). As of March 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of ($133,250,000). The Company has not breached any of the provisions as of March 31, 2009.

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

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated. The Company recorded compensation expense of $4,710,000 and $1,374,000 related to share-based employee compensation for the three months ended March 31, 2009 and 2008, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2009, there was $2,525,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Amended Plan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

That cost is expected to be recognized over a weighted average period of 2.7 years for nonvested RSUs, 1.5 years for performance-based RSUs and 1.7 years for Options.

12.	RELATED PARTY TRANSACTIONS

Luxury Leisure Properties International (LLPI)

On February 12, 2008, the Company invested $1,200,000 of a $2,000,000 subscription in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The son-in-law of Laurence Geller, the Company’s President and Chief Executive Officer, Mr. Franco, is one of the founders of and serves as Executive Vice President – Development of LLPI. Upon formation, the Company owned 40%, Mr. Franco owned 10% and unrelated parties owned the remaining interests in the venture.

In January 2009, due to a change in market conditions, the members of LLPI approved a restructuring of the venture, in which the Company was released from its obligation for the additional $800,000 subscription amount. All other partners, including Mr. Franco, were also released from their additional subscription commitments. Additionally, LLPI redeemed the 40% interest of one of the unrelated partners for $626,000, its approximate book value at that date, and released the unrelated third party from the remainder of its subscription obligation. As part of the restructuring, the Company also received repayment of $128,000 from its original investment of $1,200,000 and a release from its remaining commitment and Mr. Franco received repayment of $43,000 from his original investment of $300,000 and a release of his remaining commitment. After the restructuring, the Company owned 68.6% of the venture, Mr. Franco owned 15.7% of the venture and an unrelated party owned 15.7% of the venture. Effective February 1, 2008, the Company entered into an Asset Management Agreement with LLPI for its ownership interest at the Four Seasons Punta Mita Residence Club for $10,000 per month, which was subsequently terminated in February 2009. Additionally, RCPM, of which the Company is a 31% owner, has engaged LLPI to provide asset management services related to the Four Seasons Punta Mita Residence Club for $25,000 per month.

The Company plans to exit the LLPI venture and is currently negotiating the terms thereof (see note 6).

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

In August 2008, the Company amended the agreement. Pursuant to the amended agreement, Mr. Michels receives (i) annual cash compensation of $100,000, paid monthly, in arrears, (ii) an annual grant of RSUs equal to $250,000 divided by the closing price of SHR’s common stock on August 21, 2008 for the initial grant and August 21 of each of the following year(s) with each grant vesting in three equal annual installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates, and (iii) an annual bonus of RSUs for each calendar year during the term of the agreement with a target value of $250,000, with a possible range from 0-100% of target based on the Company’s financial results for a given year as compared to the Company’s budgeted performance for that year. For the three months ended March 31, 2009 and 2008, the Company recognized expense of $33,000 and $145,000, respectively, related to the consulting agreement.

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

Letters of Credit:

As of March 31, 2009, the Company provided $750,000 in letters of credit related to its office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. A $5,693,000 earnest money deposit paid upon the execution of the agreement was included in other assets as of March 31, 2009 and December 31, 2008. Under the agreement, subject to various conditions and the progress of construction, four additional earnest money deposits of $5,693,000 will be required. The Company’s initial $5,693,000 earnest money deposit and each of the additional earnest money deposits is secured by a performance bond obtained by the developer. Upon completion of the various conditions, the Company’s earnest money deposits will no longer be refundable.

On February 26, 2009, the Company entered into an amendment to the promise to purchase and sale agreement. Under the amended agreement, the developer will return $4,000,000 of the initial earnest money deposit in scheduled payments through May 2010; however, the developer failed to make its first payment to the Company, due March 31, 2009. As a consequence, the Company is investigating remedies available to it under the terms of the amended agreement, including the right to draw down on the performance bond and recover the entire earnest money deposit.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of March 31, 2009, the Company’s obligations under these contracts amounted to approximately $12,551,000. All of the construction activities related to these contracts are expected to be completed in 2009.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of March 31, 2009, the Company’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture, RCPM, and five European properties, including leasehold interests in each a French and a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$138,476	$179,565
Mexico	20,591	28,208
Europe	21,536	30,072

Total	$180,603	$237,845

	March 31, 2009	December 31, 2008
Long-lived Assets:
United States	$1,927,774	$1,943,608
Mexico	241,896	242,287
Europe	338,020	350,571

Total	$2,507,690	$2,536,466

15.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At March 31, 2009 and December 31, 2008, deferred credits of $9,753,000 and $9,964,000, respectively, were included in accounts payable and accrued expenses.

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($6,643,000 based on the foreign exchange rate at March 31, 2009). The guarantee period began on July 31, 2007 and will continue through the earlier of a) December 31, 2011, b) the date at which the maximum guarantee has been funded or c) the termination of the agreement. For the three months ended March 31, 2009 and 2008, the Company did not recognize any revenue related to the performance guarantee.

16.	SUBSEQUENT EVENT

On April 2, 2009, the Company entered into an asset management services agreement with an unaffiliated third party to provide asset management services to two hotels not owned by the Company. Under the agreement, the Company earns a base management fee of $400,000 per year and has the potential to earn an additional incentive management fee.

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

Such terms and phrases as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes,” and “scheduled” and similar expressions or the negative of these words or phrases identify forward-looking statements. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

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

Overview

SHR was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our President and Chief Executive Officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of March 31, 2009.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2009. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2009, as applicable, unless otherwise noted.

Outlook

We expect revenue per available room (RevPAR) and occupancy declines to continue through 2009, likely accelerating through the second quarter of the year. The lodging industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. We do not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets. In addition, the recent outbreak of the HINI virus (swine flu) in Mexico and elsewhere is expected to have an adverse effect on our operating results. During the first quarter of 2009, approximately 11.4% of our revenue was derived from Mexico. Health agencies, including the Center for Disease Control and Prevention, are advising against “nonessential travel” to Mexico. Moreover, several airlines have reduced or eliminated flights to Mexico. Fears of a swine flu pandemic may have a significant adverse impact on all leisure travel, as swine flu cases have been reported in many places throughout the world. Currently, it is impossible to determine the severity of the recent swine flu outbreak and the effect that it will have on our results of operations. However, it is expected that the swine flu outbreak will have an adverse effect on our operating results during the second quarter of 2009, at least.

The decline in occupied room nights in all segments of the business continued in the first quarter of 2009 with losses of transient occupancy most acute in the highest rated premium segment of the business. Corporate demand for group business waned as a result of corporate cost cutting initiatives and leisure demand was impacted by reduced consumer spending. These room nights were in part replaced by less expensive discount and negotiated business. Group room nights were down because of increases in attrition and corporate meeting cancellations.

While our exposure to financial services is less than 5% of our total business, we may be disproportionately impacted by the crisis on Wall Street as firms become increasingly concerned with the negative perception of staying at luxury hotels and as the United States government places more stringent restrictions on recipients of federal funds.

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

Our hotels have performed favorably against the broad luxury hotel competitive set with our RevPAR growth consistently outpacing the luxury set. Luxury hotels have been among the worst performing segments in the industry, and those trends are expected to continue for many of the reasons described above.

While the depth and length of the current downturn is difficult to predict, we are prudently planning for a lengthy recession and will manage the Company accordingly. Despite the unfavorable environment, management believes the Company has the ability to sustain the downturn. We amended our bank credit facility to provide more operating cushion, with respect to our financial covenants, against a prolonged downturn. See “—Liquidity and Capital Resources” for further detail regarding the amended bank credit facility.

Factors Affecting Our Results of Operations

Sale of Interest in Hotel Property. In July 2008, we sold the Hyatt Regency Phoenix hotel for net sales proceeds of $89.6 million, which resulted in a gain of approximately $37.1 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

Total Portfolio Definition. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties included in discontinued operations.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2009 and 2008 consisted of:

	Total Portfolio % of Total Revenues
	2009	2008
Revenues:
Rooms	53.5%	54.8%
Food and beverage	31.6%	33.3%
Other hotel operating revenue	14.3%	11.4%

	99.4%	99.5%
Lease revenue	0.6%	0.5%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 57.1% of the rooms sold during the three months ended March 31, 2009. We divide our transient customers into the following subcategories:

•

Transient Leisure – This category generates the highest room rates and includes travelers that receive published rates offered to the general public that do not have access to negotiated or discounted rates.

•

Transient Negotiated – This category includes travelers, who are typically associated with companies and organizations that generate high volumes of business, that receive negotiated rates that are lower than the published rates offered to the general public.

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 42.9% of the rooms sold during the three months ended March 31, 2009. We divide our group customers into the following subcategories:

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

For purposes of calculating our Total Portfolio RevPAR for 2009 and 2008, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. This method for calculating RevPAR each period is consistently applied through the remainder of this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2009 and 2008 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2009	2008
Hotel Operating Expenses:
Rooms	18.7%	18.6%
Food and beverage	29.4%	31.9%
Other departmental expenses	37.9%	35.1%
Management fees	4.6%	5.4%
Other hotel expenses	9.4%	9.0%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 47.2% of the total hotel operating expenses for the three months ended March 31, 2009.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

Corporate expenses. Corporate level expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Acceleration of Restricted Stock Units (RSUs). During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated resulting in a one-time charge of $3.6 million in the first quarter of 2009 to recognize the remaining unamortized deferred compensation costs related to these vested RSUs. For the remainder of the year, we expect deferred compensation expense will be lower than amounts recorded in the prior year.

Suspension of Stock Dividends. On November 4, 2008, the board of directors elected to suspend the quarterly dividend to holders of shares of our common stock. On February 24, 2009, the board of directors elected to suspend the quarterly dividend to holders of shares of our preferred stock.

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

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

Operating Results

The following table presents the operating results for the three months ended March 31, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$96,586	$130,280	$(33,694)	25.9%
Food and beverage	57,106	79,124	(22,018)	27.8%
Other hotel operating revenue	25,791	27,154	(1,363)	5.0%

	179,483	236,558	(57,075)	24.1%
Lease revenue	1,120	1,287	(167)	13.0%

Total revenues	180,603	237,845	(57,242)	24.1%

Operating Costs and Expenses:
Hotel operating expenses	145,899	178,081	(32,182)	18.1%
Lease expense	3,966	4,327	(361)	8.3%
Depreciation and amortization	34,103	27,603	6,500	23.5%
Impairment losses and other charges	459	—	459	100.0%
Corporate expenses	10,424	7,430	2,994	40.3%

Total operating costs and expenses	194,851	217,441	(22,590)	10.4%

Operating (loss) income	(14,248)	20,404	(34,652)	169.8%
Interest expense, net	(23,552)	(22,247)	(1,305)	5.9%
Loss on early extinguishment of debt	(883)	—	(883)	100.0%
Equity in earnings (losses) of joint ventures	139	(779)	918	117.8%
Foreign currency exchange gain (loss)	2,015	(3,209)	5,224	162.8%
Other expenses, net	(39)	(262)	223	85.1%

Loss before income taxes, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(36,568)	(6,093)	(30,475)	500.2%
Income tax expense	(100)	(212)	112	52.8%

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(36,668)	(6,305)	(30,363)	481.6%
Loss on sale of noncontrolling interests in hotel properties	—	(5)	5	100.0%

Loss from continuing operations	(36,668)	(6,310)	(30,358)	481.1%
Income from discontinued operations, net of tax	—	5,200	(5,200)	100.0%

Net loss	(36,668)	(1,110)	(35,558)	3,203.4%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	446	2	444	22,200.0%
Net loss attributable to the noncontrolling interests in consolidated affiliates	753	897	(144)	16.1%

Net loss attributable to SHR	$(35,469)	$(211)	$(35,258)	16,710.0%

Operating Data (1):
Number of hotels	18	18
Number of rooms	7,601	7,589

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for this sold hotel are included in income from discontinued operations, net of tax for the three months ended March 31, 2009 and 2008.

Rooms. Rooms revenue decreased $33.7 million, or 25.9%, for the three months ended March 31, 2009 from the three months ended March 31, 2008. RevPAR for the three months ended March 31, 2009 decreased by 25.2% from the three months ended March 31, 2008. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Occupancy	58.65%	69.05%
ADR	$250.75	$284.76
RevPAR	$147.07	$196.63

When compared to the first quarter of last year, rooms revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. and the Renaissance Paris hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium business has been replaced by less expensive discount and negotiated business. Significant declines in RevPAR were specifically noted at the InterContinental Prague (38.3%), Marriott London Grosvenor Square (38.0%), and Paris Marriott (34.5%) hotels, which were affected by broad market declines, changes in the foreign currency exchange rates, and occupancy displacement due to renovations; the Fairmont Scottsdale Princess (35.8%) hotel, which was affected by the severe impact of the economic decline in its market and the cancellation of a significant group booking for the first quarter of 2009; the Ritz-Carlton Half Moon Bay (40.1%) hotel, which had many group cancellations after the hotel was specifically mentioned in the media placing negative attention on luxury hotels; and the Marriott Lincolnshire (35.9%) hotel, which lost group business to a new hotel that opened in the same market.

The decrease in rooms revenue was partially offset by an increase in rooms revenue at the Four Seasons Washington, D.C., which had RevPAR growth of 10.4% driven by an 18.6% increase in ADR. The increase in ADR was due to rate increases during the days surrounding the 2009 Presidential Inauguration and the opening of 11 new rooms, which included a luxury super suite. In addition, there was a RevPAR increase of 33.6% at the Renaissance Paris when compared to the prior year. The hotel was closed for renovation during January 2008; however, it was open for the three months in the first quarter of 2009.

Food and Beverage. Food and beverage revenue decreased $22.0 million, or 27.8%, for the three months ended March 31, 2009 from the three months ended March 31, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. and the Renaissance Paris hotels. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. The decrease in revenue was partially offset by increases at the Four Seasons Washington, D.C., which opened a new restaurant in the first quarter of 2009, and at the Renaissance Paris, which had increased food and beverage revenue when compared to the prior year due to the hotel being closed during January 2008.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $1.4 million, or 5.0%, for the three months ended March 31, 2009 from the three months ended March 31, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa and retail revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to the weak economy. These decreases were partially offset by a $5.0 million increase in cancellation fees received primarily at the Fairmont Scottsdale Princess, Westin St. Francis, and Ritz-Carlton Half Moon Bay hotels.

Lease Revenue. Lease revenue decreased $0.2 million, or 13.0%, for the three months ended March 31, 2009 from the three months ended March 31, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market and changes in the foreign currency exchange rates.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2009 and 2008, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$27,289	$33,125	$(5,836)	17.6%
Food and beverage	42,827	56,743	(13,916)	24.5%
Other departmental expenses	55,238	62,562	(7,324)	11.7%
Management fees	6,763	9,609	(2,846)	29.6%
Other hotel expenses	13,782	16,042	(2,260)	14.1%

Total hotel operating expenses	$145,899	$178,081	$(32,182)	18.1%

Hotel operating expenses decreased $32.2 million, or 18.1%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, and the successful implementation of our fixed-cost reduction initiative, which included a $14.7 million decrease in payroll due to lower headcount totals. The decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $6.5 million, or 23.5%, for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. The increase is due to capital projects being placed in service after the first quarter of 2008. Major projects were completed at the InterContinental Miami, the Marriott London Grosvenor Square, the Fairmont Scottsdale Princess, the Westin St. Francis, the Four Seasons Washington, D.C., and the Fairmont Chicago.

Impairment Losses and Other Charges. For the three months ended March 31, 2009, we recorded a charge of $0.2 million to write off our investment in LLPI. We plan to exit the LLPI venture and are currently negotiating the terms thereof. In addition, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $0.3 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses increased $3.0 million, or 40.3% for the three months ended March 31, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall increase in corporate expenses is attributable to a charge of approximately $3.6 million related to the acceleration of vesting of certain RSUs issued prior to December 31, 2008, partially offset by a decrease in salaries, payroll taxes, and benefits due to lower headcount at the corporate office.

Interest Expense, Net. The $1.3 million, or 5.9%, increase in interest expense, net for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 was primarily due to:

•	a $1.5 million decrease in capitalized interest,

•	a $1.1 million increase attributable to higher average borrowings,

•	a $1.0 million increase attributable to the amortization of interest rate swap costs, and

•	a $0.2 million decrease in interest income, partially offset by

•	a $2.5 million decrease due to lower average interest rates.

The components of interest expense, net for the three months ended March 31, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Mortgages and other debt	$(17,676)	$(19,517)
Bank credit facility	(2,074)	(1,679)
Exchangeable Notes	(1,586)	(1,540)
Amortization of Exchangeable Notes discount	(1,043)	(983)
Amortization of deferred financing costs	(1,203)	(1,255)
Amortization of interest rate swap costs	(996)	—
Interest income	414	595
Capitalized interest	612	2,132

Total interest expense, net	$(23,552)	$(22,247)

The weighted average debt outstanding for each of the three months ended March 31, 2009 and 2008 amounted to $1.7 billion, and the weighted average interest rates for the three months ended March 31, 2009 and 2008, including the effect of interest rate swaps, were 5.1% and 5.7%, respectively. At March 31, 2009, including the effect of interest rate swaps, 19.8% of our total debt had variable interest rates and 80.2% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in Earnings (Losses) of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended March 31, 2009 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	Total
Equity in (losses) earnings	$(105)	$247	$(3)	$139

Depreciation	1,903	32	—	1,935
Interest expense	2,061	23	—	2,084
Income tax (benefit) expense	(213)	93	—	(120)

Three months ended March 31, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	LLPI	Total
Equity in (losses) earnings	$(755)	$41	$41	$(106)	$(779)

Depreciation	1,900	—	—	—	1,900
Interest expense	4,411	—	—	—	4,411
Income tax (benefit) expense	(340)	18	—	—	(322)

We recorded $0.1 million of equity in earnings during the three months ended March 31, 2009, which is a $0.9 million change from the $0.8 million equity in losses during the three months ended March 31, 2008. The change was primarily due to a decrease in interest expense at the Hotel del Coronado Venture, which was the result of lower interest rates.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $2.0 million during the three months ended March 31, 2009, which is a $5.2 million change from the $3.2 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Expenses, Net. Other expenses, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in this expense of $0.2 million is primarily attributable to a $0.4 million decrease in state and local tax expense, offset by a $0.1 million decrease in asset management fee income.

Income Tax Expense. Income tax expense decreased $0.1 million during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. The current tax expense attributable to our Mexican properties decreased by approximately $1.2 million due to foreign exchange losses and a decrease in earnings. This decrease was offset by a valuation reserve recorded on the deferred tax asset attributable to our properties in the United States in the first quarter of 2009. There was no valuation reserve in the first quarter of 2008.

Income from Discontinued Operations, Net of Tax. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of this hotel were reclassified as discontinued operations for all of the periods presented. Income from discontinued operations amounted to $5.2 million for the three months ended March 31, 2008 and primarily consisted of the operating results of the Hyatt Regency Phoenix hotel.

Net Loss Attributable to Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership increased by $0.4 million when compared to prior year. This change was due to the increase in net loss recognized during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008. Our ownership percentage of SH Funding did not change.

Net Loss Attributable to Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates decreased by $0.1 million for the three months ended March 31, 2009 when compared to the same period in the prior year.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance and capital expenditures necessary to maintain, improve and expand our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	acquisitions;

•	future distributions paid to our common stockholders to maintain our REIT status;

•	future distributions paid to our preferred stockholders; and

•	future distributions to noncontrolling interests.

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

Capital expenditures for the three months ended March 31, 2009 and 2008 amounted to $27.4 million and $50.8 million, respectively. Included in the 2009 and 2008 amounts were $0.6 million and $2.1 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. For the remainder of the year ended December 31, 2009, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $25.0 million and owner-funded projects of up to approximately $10.0 million. During the first quarter of 2009, we completed significant renovations at the Four Seasons Washington, D.C. Consistent with our efforts to preserve liquidity, capital expenditures have been cancelled or deferred to a minimum spending level in 2009.

Bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility with respect to our financial covenants and related financial calculations. The following summarizes key financial terms and conditions of the amended bank credit facility:

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

•	Maximum corporate leverage of 80.0% as defined in the agreement;

•	Minimum tangible net worth of $600.0 million, excluding goodwill and currency translation adjustments;

•	Default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	Maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	Restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

•

a prohibition on each of the Company and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage ratio to 0.9 as discussed above;

•	prohibitions on the Company and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on the Company and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restriction described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless SH Funding receives notice of any monetary event of default or other material event of default.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the company’s ability to incur costs for discretionary capital programs.

At May 7, 2009, there was $296.0 million outstanding under this facility and outstanding letters of credit of $0.8 million. As discussed above, the amended bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Our ability to borrow under the amended bank credit facility is subject to compliance with these financial and other covenants. As of March 31, 2009, we were in compliance with the financial covenants set forth in our bank credit facility. Based upon our current outlook for 2009, we expect to remain in compliance with the financial covenants set forth in the bank credit facility for at least the next 12 months. Our compliance with these covenants in future periods, and our ability to borrow under the bank credit facility, will depend substantially on the financial results of our hotels. Our compliance with the financial covenants, and our ability to borrow under the bank credit facility, may be negatively impacted by any deterioration in our operations brought on by the current economic downturn, the recent swine flu outbreak, potential further declines in the hotel property values, and additional borrowings necessary to maintain our liquidity and meet our capital and financing obligations. The amended bank credit facility provides increased operating cushion with respect to our financial covenants against a prolonged downturn. However, if current financial market conditions persist and our business deteriorates, we may breach one or more of our financial covenants. If we breach our financial covenants, we would be in default under the related bank credit facility, which could allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of our interest rate swaps and Exchangeable Notes. If this happens, there would be a material adverse effect on our financial position and results of operations.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of March 31, 2009 (in thousands):

	Balance as of March 31, 2009	Remainder of 2009	2010	2011	2012	2013	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70% (1)	$123,750	$—	$—	$—	$123,750	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	118,250	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	76,500	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	97,500		—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	121,000	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	90,000	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20% (2)	138,174	—	4,145	4,145	129,884	—	—
Westin St. Francis, LIBOR plus 0.70% (1)	220,000	—	—	220,000	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	110,831	—	2,956	2,956	2,955	101,964	—
Fairmont Scottsdale Princess, LIBOR plus 0.56%	180,000	—	—	180,000	—	—	—

Total mortgage loans	1,276,005	—	7,101	618,101	548,839	101,964	—
Other debt (3)	16,891	16,891	—	—	—	—	—

Total mortgages and other debt payable	$1,292,896	$16,891	$7,101	$618,101	$548,839	$101,964	$—

(1)	These mortgage loans require that we maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, we did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, we entered into second amendments to our mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described above, which is calculated without regard to goodwill. We met the requirements of this modified tangible net worth calculation as of March 31, 2009.

(2)	Under this loan, the lender has the right but not the requirement to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has recently commissioned such an appraisal which is in the process of being completed. An appraisal was commissioned by us as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, we would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure of us then complying with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. In addition, this loan also contains a covenant that requires a 1.4 times interest coverage ratio. While this covenant was met for the quarter ended March 31, 2009, we anticipate that we may breach this covenant in the second quarter of 2009. Upon falling below this threshold, there is a six month cure period to remedy this breach before it becomes an event of default. We are in discussions with the lender regarding these potential future events of default. As of March 31, 2009, the InterContinental Prague had a net investment in hotel property of $112.0 million and goodwill of $31.7 million. Management has assessed that in amending the bank credit facility, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to our liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the amended bank credit facility.

(3)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we executed two $17.5 million non-interest bearing promissory notes. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, we paid the first of the $17.5 million non-interest bearing promissory notes. The second note is due August 31, 2009.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt, common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our amended bank credit facility prohibit us from buying back common or preferred shares unless certain conditions are met.

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

Equity Securities

As of March 31, 2009, we had 1,078,810 restricted stock units (RSUs) outstanding, of which 475,669 were vested. In addition, we had 885,026 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and OP Units since December 31, 2008 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2008	74,410,012	975,855	75,385,867
RSUs redeemed for shares of our common stock	561,057	—	561,057

Outstanding at March 31, 2009	74,971,069	975,855	75,946,924

Cash Flows

Operating Activities. Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2009 compared to $19.2 million for the three months ended March 31, 2008. Cash flows from operations decreased from 2008 to 2009 primarily due to decreased operating income at the hotels, which have been negatively impacted by the current economic downturn, partially offset by a decrease in accounts receivable.

Investing Activities. Net cash used in investing activities was $15.4 million for the three months ended March 31, 2009 compared to $46.7 million for the three months ended March 31, 2008. The significant investing activities during these periods are summarized below:

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the three months ended March 31, 2008.

•	We paid $1.2 million during the three months ended March 31, 2008 for an interest in a newly-formed joint venture, LLPI.

•

We disbursed $27.4 million and $50.8 million during the three months ended March 31, 2009 and 2008, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents decreased by $8.6 million during the three months ended March 31, 2009. Restricted cash and cash equivalents increased by $2.7 million during the three months ended March 31, 2008.

Financing Activities. Net cash provided by financing activities was $63.6 million for the three months ended March 31, 2009 compared to $20.0 million for the three months ended March 31, 2008. The significant financing activities during these periods are summarized below:

•	During the three months ended March 31, 2009 and 2008, we received net proceeds on the bank credit facility of $90.0 million and $46.0 million, respectively.

•	We paid $17.8 million to buy down the interest rate swap fixed pay rates to current market rates.

•	We paid financing costs of $8.3 million during the three months ended March 31, 2009.

•

During the three months ended March 31, 2008, we paid quarterly distributions to our common shareholders amounting to $17.9 million, we paid quarterly distributions to preferred shareholders amounting to $7.7 million, and SH Funding paid quarterly distributions to noncontrolling interest holders amounting to $0.2 million.

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

The board of directors has elected to suspend the quarterly dividend to holders of shares of common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we would not be required to make any distributions in 2009 in order to maintain our REIT status through 2009. The elimination of our preferred and common dividends equates to approximately $30.2 million in cash flow savings each quarter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,768,896	$16,892	$1,650,040	$101,964	$—
Interest on long-term debt obligations (3)	206,685	50,065	145,880	10,740	—
Operating lease obligations—ground leases and office space	10,453	89	1,978	1,403	6,983
Operating leases – Paris Marriott and Marriott Hamburg	434,736	15,628	62,513	41,676	314,919
Construction contracts (4)	12,551	12,551	—	—	—

Total	$2,433,321	$95,225	$1,860,411	$155,783	$321,902

(1)	These amounts represent obligations that are due within fiscal year 2009.
(2)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes (excluding the effect of the discount) and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at March 31, 2009 and includes the effect of our interest rate swaps.
(4)	See “Item 1. Financial Statements– Note 13 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2009, $26.6 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and North Beach Venture, the owner of an adjacent residential condominium-hotel development. We own the Hotel Venture and North Beach Venture through partnerships with KKR and KSL Resorts. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At March 31, 2009, there was an outstanding balance of $18.5 million on the revolving credit facility. At March 31, 2009, there were letters of credit outstanding of $1.5 million, which are secured by the revolving credit facility. At March 31, 2009, our investment in the Partnerships amounted to $71.3 million. Our equity in losses of the Partnerships was $0.1 million for the three months ended March 31, 2009.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2009, our investment in the joint venture amounted to $3.6 million. Our equity in earnings of the joint venture was $0.2 million for the three months ended March 31, 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At March 31, 2009, our investment in the joint venture amounted to $6.6 million. Our equity in losses of the joint venture was $3,000 for the three months ended March 31, 2009.

LLPI

We own a 68.6% interest in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe, as well as creating private residence clubs in luxury resort markets and marketing and selling shared ownership interests in private residences. One of the founders and officers of LLPI is the son-in-law of our President and Chief Executive Officer. Due to a restructuring of the venture, effective January 2009, we no longer account for this investment using the equity method of accounting. We plan to exit the LLPI venture and are currently negotiating the terms thereof. See “Item 1. Financial Statements– Note 12 Related Party Transactions.”

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements– Note 12 Related Party Transactions” for a discussion of our transactions with related parties.

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

During 2008, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets was therefore required. Management reached the conclusion that impairment tests were required to be performed based on its assessment of the conditions that have contributed to SHR’s low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. In 2008, we recorded non-cash impairment charges to reduce goodwill and intangible assets. For the three months ended March 31, 2009, we did not record any non-cash impairment charges. However, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to March 31, 2009.

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

New Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for interim reporting periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of FSP APB 14-1 that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. We applied this change in accounting principle retrospectively to all prior periods presented in accordance with SFAS 154, “Accounting Changes and Error Corrections.” The adjustment had no effect on net cash flows from operations.

In June 2008, the FASB ratified EITF 07-5. EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. We adopted EITF 07-5 on January 1, 2009 and determined that this EITF did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method, as described in SFAS 128. We adopted this statement on January 1, 2009 and determined that this FSP did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161. SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this statement on January 1, 2009 and complied with the expanded disclosure requirements, as applicable.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted SFAS 157 with respect to our non-financial assets and liabilities and determined that the statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160. The statement requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS 160 specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We adopted SFAS 160 on January 1, 2009. SFAS 160 is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net (loss) income available to common stockholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains controls over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. We adopted this statement on January 1, 2009 and the statement will impact our accounting for future acquisitions and related transaction costs.

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

See “Item 1. Financial Statements—Note 10 Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2009.

As of March 31, 2009, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes, net of discount were approximately $1.8 billion, of which approximately $348.0 million, or 19.8%, was variable rate debt. Total variable rate debt excluded $1.2 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.3 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.2 million annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment. Furthermore, in the event of a 20% increase in the market rates of interest on our variable rate debt as discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

For the three months ended March 31, 2009, approximately 23.3% of our total revenues were generated outside of the U.S., with approximately 11.4% of total revenues generated from the Four Seasons Punta Mita Resort and Four Seasons Mexico City (which use the Mexican peso), approximately 5.9% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 3.3% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 2.7% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10% during the three months ended March 31, 2009, total revenues and operating income (loss) would have changed from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
(Decrease) in total revenues	$(2.1)	$(1.1)	$(0.6)	$(0.5)	$(4.3)
(Decrease) in operating income / Decrease in operating loss	$(0.7)	$0.2	—	$0.1	$(0.4)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened an additional 10% as of March 31, 2009, resulting translation adjustments recorded in shareholders’ equity would have increased shareholders’ equity by approximately $8.9 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—Other Information

Item 1.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Item 1A.	Risk Factors.

Other than as set forth below, there were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

A copy of those risk factors, updated for this Form 10-Q, are attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

The risk factors previously disclosed in our most recent Form 10-K are updated by adding the risk factor immediately below and by revising the second risk factor below to add the second paragraph:

The recent outbreak of the HINI virus (swine flu) in Mexico and elsewhere is expected to have an adverse impact on our financial results during the second quarter of 2009, at least.

The recent outbreak of swine flu in Mexico and elsewhere is expected to have an adverse effect on our operating results. During the first quarter of 2009, approximately 11.4% of our revenue was derived from Mexico. It has been reported that swine flu is responsible for deaths of persons in Mexico, and health agencies, including the Center for Disease Control and Prevention, are advising against “nonessential travel” to Mexico. Moreover, several airlines have reduced or eliminated flights to Mexico. Fears of a swine flu pandemic may have a significant adverse impact on all leisure travel, as swine flu cases have been reported in many places throughout the world, including the United States, Europe, Canada, Israel and New Zealand. Currently, it is impossible to determine the severity the recent swine flu outbreak and the effect it will have on our results of operations. However, it is expected that the swine flu outbreak will have an adverse effect on our operating results during the second quarter of 2009, at least.

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

In addition, under the mortgage loan on the Company’s InterContinental Prague hotel, the lender has the right but not the requirement to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has recently commissioned such an appraisal which is in the process of being completed. An appraisal was commissioned by us as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, we would then have 30 days to repay approximately € 30.0 million in loan principal in order to avoid an event of default. Failure of us then complying with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. In addition, this loan also contains a covenant that requires a 1.4 times interest coverage ratio. While this covenant was met for the quarter ended March 31, 2009, we anticipate that we may breach this covenant in the second quarter of 2009. Upon falling below this threshold, there is a six month cure period to remedy this breach before it becomes an event of default. We are in discussions with the lender regarding these potential future events of default. As of March 31, 2009, the InterContinental Prague had a net investment in hotel property of $112.0 million and goodwill of $31.7 million. Management does not believe a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would have a material impact to our liquidity or result in a default under our bank credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on SHR preferred stock were $7,721,000.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotel Capital, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (File No. 333-112846), filed on February 13, 2004 and incorporated herein by reference).

3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

10.1	Second Modification of Promissory Note, Deed of Trust, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of March 25, 2009, by and among SHR St. Francis, L.L.C., DTRS St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed March 30, 2009 and incorporated herein by reference).

10.2	Second Modification of Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of March 25, 2009, by and among SHC Columbus Drive, LLC, DTRS Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed March 30, 2009 and incorporated herein by reference).

10.3	Third Amendment to Credit Agreement, dated as of February 25, 2009, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent and various financial institutions (filed as Exhibit 10.120 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed March 2, 2009 and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

May 7, 2009	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

May 7, 2009	By:	/s/ James E. Mead
James E. Mead
Executive Vice President and Chief Financial Officer