Form 10-Q
period 2009-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2009-08-06
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [This requirement is not yet applicable to the registrant.]    Yes  ☐    No  ☐.

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 5, 2009 was 75,167,096.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$2,369,540	$2,383,860
Goodwill	80,081	120,329
Intangible assets, net of accumulated amortization of $4,003 and $3,096	35,254	32,277
Investment in joint ventures	81,938	82,122
Cash and cash equivalents	69,432	80,954
Restricted cash and cash equivalents	20,229	37,358
Accounts receivable, net of allowance for doubtful accounts of $2,512 and $2,203	64,734	70,945
Deferred financing costs, net of accumulated amortization of $8,885 and $6,655	14,871	10,375
Deferred tax assets	37,612	38,260
Other assets	47,184	52,687

Total assets	$2,820,875	$2,909,167

Liabilities and Shareholders’ Equity
Liabilities:
Mortgages and other debt payable	$1,317,258	$1,301,535
Exchangeable senior notes, net of discount	167,241	165,155
Bank credit facility	260,500	206,000
Accounts payable and accrued expenses	197,534	281,918
Deferred tax liabilities	33,654	34,236
Deferred gain on sale of hotels	102,227	104,251

Total liabilities	2,078,414	2,093,095
Noncontrolling interests in SHR’s operating partnership	4,555	5,330
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 75,167,096 and 74,410,012 common shares issued and outstanding)	750	744
Additional paid-in capital	1,232,971	1,228,774
Accumulated deficit	(823,992)	(710,263)
Accumulated other comprehensive loss	(55,418)	(93,637)

Total SHR’s shareholders’ equity	712,232	783,539
Noncontrolling interests in consolidated affiliates	25,674	27,203

Total equity	737,906	810,742

Total liabilities and equity	$2,820,875	$2,909,167

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rooms	$104,627	$148,320	$201,213	$278,600
Food and beverage	60,644	91,157	117,750	170,281
Other hotel operating revenue	26,179	29,074	51,970	56,228

	191,450	268,551	370,933	505,109
Lease revenue	1,169	1,402	2,289	2,689

Total revenues	192,619	269,953	373,222	507,798

Operating Costs and Expenses:
Rooms	28,902	35,448	56,191	68,573
Food and beverage	44,129	59,777	86,956	116,520
Other departmental expenses	54,143	64,216	109,381	126,778
Management fees	7,659	11,047	14,422	20,656
Other hotel expenses	13,933	15,317	27,715	31,359
Lease expense	4,159	4,534	8,125	8,861
Depreciation and amortization	35,211	30,197	69,314	57,800
Impairment losses and other charges	49,755	—	50,214	—
Corporate expenses	5,456	7,566	15,880	14,996

Total operating costs and expenses	243,347	228,102	438,198	445,543

Operating (loss) income	(50,728)	41,851	(64,976)	62,255
Interest expense	(26,259)	(22,662)	(50,225)	(45,504)
Interest income	98	459	512	1,054
Loss on early extinguishment of debt	—	—	(883)	—
Equity in earnings of joint ventures	432	1,582	571	803
Foreign currency exchange (loss) gain	(1,109)	4,687	906	1,478
Other income (expenses), net	82	(177)	43	(439)

(Loss) income before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(77,484)	25,740	(114,052)	19,647
Income tax expense	(682)	(6,435)	(782)	(6,647)
Distributions in excess of noncontrolling interest capital	—	(784)	—	(784)

(Loss) income before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(78,166)	18,521	(114,834)	12,216
Loss on sale of noncontrolling interests in hotel properties	—	(41)	—	(46)

(Loss) income from continuing operations	(78,166)	18,480	(114,834)	12,170
Income from discontinued operations, net of tax	—	2,068	—	7,268

Net (Loss) Income	(78,166)	20,548	(114,834)	19,438
Gain on currency translation adjustments	11,434	9,344	4,775	34,177
Gain on mark to market of derivatives	25,425	50,446	33,444	9,403

Comprehensive (Loss) Income	(41,307)	80,338	(76,615)	63,018
Comprehensive loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	539	(1,020)	968	(809)
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(1,101)	(2,006)	(348)	(1,109)

Comprehensive (Loss) Income Attributable to SHR	$(41,869)	$77,312	$(75,995)	$61,100

Net (Loss) Income	$(78,166)	$20,548	$(114,834)	$19,438
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	1,007	(254)	1,453	(252)
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,101)	(2,006)	(348)	(1,109)

Net (Loss) Income Attributable to SHR	(78,260)	18,288	(113,729)	18,077
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

Net (Loss) Income Attributable to SHR Common Shareholders	$(85,982)	$10,566	$(129,172)	$2,634

Basic (Loss) Income Per Share:
(Loss) income from continuing operations attributable to SHR common shareholders	$(1.14)	$0.11	$(1.72)	$(0.06)
Income from discontinued operations attributable to SHR common shareholders	—	0.03	—	0.10

Net (loss) income attributable to SHR common shareholders	$(1.14)	$0.14	$(1.72)	$0.04

Weighted average common shares outstanding	75,381	75,000	75,166	74,991

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations attributable to SHR common shareholders	$(1.14)	$0.11	$(1.72)	$(0.06)
Income from discontinued operations attributable to SHR common shareholders	—	0.03	—	0.10

Net (loss) income attributable to SHR common shareholders	$(1.14)	$0.14	$(1.72)	$0.04

Weighted average common shares outstanding	75,381	75,048	75,166	74,991

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net (loss) income	$(114,834)	$19,438
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Deferred income tax (benefit) expense	(396)	1,058
Depreciation and amortization	69,314	58,951
Amortization of deferred financing costs, discount and interest rate swap costs	12,992	4,289
Non-cash impairment losses and other charges	50,214	—
Loss on early extinguishment of debt	883	—
Equity in earnings of joint ventures	(571)	(803)
Share-based compensation	5,125	2,911
Gain on sale of assets	(29)	(623)
Loss on sale of noncontrolling interests in hotel properties	—	46
Foreign currency exchange gain	(906)	(1,478)
Recognition of deferred and other gains, net	(2,350)	(2,698)
Distribution in excess of noncontrolling interest capital	—	784
Decrease (increase) in accounts receivable	6,213	(7,643)
Decrease in other assets	595	306
Decrease in accounts payable and accrued expenses	(13,439)	(17,807)

Net cash provided by operating activities	12,811	56,731

Investing Activities:
Proceeds from sales of assets	83	621
Proceeds from promissory note	—	6,000
Acquisition of hotel investments	—	(170)
Acquisition of interest in joint ventures	—	(1,228)
Escrow refunds	1,000	—
Cash received from joint venture	332	419
Decrease in security deposits related to sale-leasebacks	1,764	1,937
Capital expenditures	(52,014)	(104,409)
Decrease (increase) in restricted cash and cash equivalents	17,129	(4,109)
Other investing activities	359	(166)

Net cash used in investing activities	(31,347)	(101,105)

Financing Activities:
Borrowings under bank credit facility	92,000	122,000
Payments on bank credit facility	(37,500)	(47,000)
Financing costs	(8,261)	—
Distributions to common shareholders	—	(35,947)
Distributions to preferred shareholders	—	(15,443)
Distributions to holders of noncontrolling interests in SHR’s operating partnership	—	(470)
Distributions to holders of noncontrolling interests in consolidated affiliates	(2,025)	(3,479)
Interest rate swap costs	(37,210)	—
Other financing activities	(325)	(144)

Net cash provided by financing activities	6,679	19,517

Effect of exchange rate changes on cash	335	4,538

Net change in cash and cash equivalents	(11,522)	(20,319)
Cash and cash equivalents, beginning of period	80,954	111,494

Cash and cash equivalents, end of period	$69,432	$91,175

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Six Months Ended June 30,
	2009	2008
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark-to-market of derivative instruments (see notes 2 and 10)	$(33,444)	$(9,403)

Distributions declared and payable to common shareholders (see note 9)	$—	$17,997

Distributions payable to holders of noncontrolling interests in SHR’s operating partnership (see note 9)	$—	$236

(Decrease) increase in capital expenditures recorded as liabilities	$(7,088)	$6,523

Cash Paid For:
Interest, net of interest capitalized	$39,026	$42,167

Income taxes, net of refunds	$1,119	$9,077

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2009, the Company’s portfolio included 19 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2009. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of June 30, 2009, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	11. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale (1)	12. Marriott Champs Elysees Paris (Paris Marriott) (4)
3. Four Seasons Mexico City	13. Marriott Hamburg (4)
4. Four Seasons Punta Mita Resort	14. Marriott Lincolnshire (5)
5. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (5)
6. Hotel del Coronado (2)	16. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) (6)
7. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Half Moon Bay
8. InterContinental Chicago (3)	18. Ritz-Carlton Laguna Niguel
9. InterContinental Miami	19. Westin St. Francis
10. InterContinental Prague

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company has leasehold interests in these properties.
(5)	These properties are subject to ground lease arrangements.
(6)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s annual report on Form 10-K for the year ended December 31, 2008. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2009, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At June 30, 2009, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Subsequent Events:

The Company has evaluated subsequent events through August 6, 2009, the day the financial statements were issued.

Restricted Cash and Cash Equivalents:

At June 30, 2009 and December 31, 2008, restricted cash and cash equivalents included $19,664,000 and $32,104,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At June 30, 2009 and December 31, 2008, restricted cash and cash equivalents also included reserves of $565,000 and $5,254,000, respectively, required by loan and other agreements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the three and six months ended June 30, 2009 and 2008, income tax (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current tax (expense):
Europe	$(268)	$(1,610)	$(506)	$(2,494)
Mexico	(53)	(449)	(645)	(2,207)
United States	—	(678)	(27)	(713)

	(321)	(2,737)	(1,178)	(5,414)

Deferred tax benefit (expense):
Europe	95	(824)	231	(673)
Mexico	429	(535)	(481)	(893)
United States	(885)	(2,339)	646	333

	(361)	(3,698)	396	(1,233)

Total income tax (expense)	$(682)	$(6,435)	$(782)	$(6,647)

Per Share Data:

Basic (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), stock options (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. In accordance with FASB Staff Position Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), the Company considers unvested RSUs participating securities. These unvested RSUs did not impact basic earnings per share for the three and six months ended June 30, 2009 and 2008. The following table sets forth the components of the calculation of (loss) income from continuing operations attributable to SHR common shareholders for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
(Loss) income from continuing operations attributable to SHR	$(78,260)	$16,241	$(113,729)	$10,896
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

(Loss) income from continuing operations attributable to SHR common shareholders	$(85,982)	$8,519	$(129,172)	$(4,547)

Denominator:
Weighted average common shares – basic	75,381	75,000	75,166	74,991
Potentially dilutive securities	—	48	—	—

Weighted average common shares – diluted	75,381	75,048	75,166	74,991

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic (loss) income per share in the future that are not included in the computation of diluted (loss) income per share because they are anti-dilutive at June 30, 2009 and 2008 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2009	2008	2009	2008
Noncontrolling interests	971	976	971	976
Options and RSUs	1,449	885	1,449	1,490

In addition, the diluted (loss) income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (the Exchangeable Notes) (see note 8) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark–to-market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	33,343	—	33,343
Reclassification to equity in earnings of joint ventures	101	—	101
CTA activity	—	4,775	4,775

Balance at June 30, 2009	$(65,150)	$9,732	$(55,418)

Fair Value of Financial and Nonfinancial Instruments:

Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

New Accounting Pronouncements:

In June 2009, the Financial Accounting Standard Board (FASB) issued SFAS No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification was launched on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification will have an impact to the Company’s financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to VIEs. The statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact of SFAS 167 on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this statement in June 2009 and determined this statement did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). This FSP is effective for business combinations with acquisition dates on or after fiscal years beginning on or after December 15, 2008. This FSP will impact the Company’s accounting for future acquisitions.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted this FSP in June 2009 and determined that this FSP did not have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. The Company applied this change in accounting principle retrospectively to all prior periods presented. The adjustment had no effect on net cash flows from operations.

For the three and six months ended June 30, 2009, this change in accounting principle resulted in an increase of $1,006,000 and $1,980,000, respectively, to interest expense and net loss and an increase of $0.01 and $0.03, respectively, to basic and diluted loss per share. The following table summarizes the effect of the accounting change on the Company’s prior period consolidated financial statements (in thousands, except per share data):

	Originally Reported	Effect of Change	As Adjusted
Statement of Operations for the three months ended June 30, 2008:
Interest expense	$(21,673)	$(989)	$(22,662)
Net income (loss) attributable to SHR	19,277	(989)	18,288
Per common share:
Basic earnings (loss)	0.15	(0.01)	0.14
Diluted earnings (loss)	0.15	(0.01)	0.14
Statement of Operations for the six months ended June 30, 2008:
Interest expense	(43,600)	(1,904)	(45,504)
Net income (loss) attributable to SHR	19,981	(1,904)	18,077
Per common share:
Basic earnings (loss)	0.06	(0.02)	0.04
Diluted earnings (loss)	0.06	(0.02)	0.04
Balance Sheet as of December 31, 2008:
Deferred financing costs	10,668	(293)	10,375
Exchangeable Notes, net of discount	179,415	(14,260)	165,155
Additional paid-in capital	1,208,221	20,553	1,228,774
Accumulated deficit	(703,677)	(6,586)	(710,263)

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. The Company adopted EITF 07-5 on January 1, 2009 and determined that this EITF did not have a material impact on its consolidated financial statements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2)” which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS 157 with respect to its non-financial assets and liabilities and determined that the statement did not have a material impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised-2007)” (SFAS 141(R)). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009 and the statement will impact the Company’s accounting for future acquisitions and related transaction costs.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of June 30, 2009 and December 31, 2008, excluding unconsolidated joint ventures (in thousands):

	June 30, 2009	December 31, 2008

Land	$398,988	$397,429
Land held for development	121,097	120,367
Leasehold interest	11,633	11,633
Buildings	1,665,500	1,652,641
Building and leasehold improvements	100,250	81,821
Site improvements	53,533	53,510
Furniture, fixtures and equipment	438,044	412,840
Improvements in progress	35,899	70,229

Total investment in hotel properties	2,824,944	2,800,470
Less accumulated depreciation	(455,404)	(416,610)

Total investment in hotel properties, net	$2,369,540	$2,383,860

Consolidated hotel properties	18	18
Consolidated hotel rooms	7,601	7,590

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of June 30, 2009 and December 31, 2008, excluding unconsolidated joint ventures:

	June 30, 2009	December 31, 2008

Southern California	18.7%	18.6%
Northern California	18.0	18.7
Chicago, IL	16.6	16.4
Scottsdale, AZ	12.0	11.8
Washington, D.C.	5.6	6.4
Miami, FL	5.1	5.0

United States	76.0	76.9
Mexico	10.0	9.6
Prague, Czech Republic	5.9	5.7
London, England	4.7	4.2
Paris, France	3.4	3.6

Total	100.0%	100.0%

4.	IMPAIRMENT AND OTHER CHARGES

Impairment Losses

As of June 30, 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill and intangible assets was therefore required. Management reached the conclusion that impairment tests were required to be performed based on the continued deterioration of economic and credit market conditions and declines in the Company’s revenues, operating profits, forecasted performance and market capitalization.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company performed an interim test for impairment of goodwill at June 30, 2009. The measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each hotel property to its carrying value. The assessment of fair

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as a discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, SFAS 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. Management has not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management and considered in measuring the estimated impairment charge that consisted of $41,869,000 of goodwill for the three and six months ended June 30, 2009. The charge related to the Four Seasons Washington, D.C. ($23,900,000), the Ritz-Carlton Half Moon Bay ($15,483,000) and the Marriott London Grosvenor Square ($2,486,000) hotels.

An impairment test of the Company’s long-lived assets was also performed at June 30, 2009, as prescribed by SFAS No. 144 “Accounting for Impairment or Disposal of Long-Lived Assets.” An impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows. The Company determined there was no impairment of long-lived assets at the time of such review.

The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities as of June 30, 2009 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on the Company’s hotel properties subsequent to June 30, 2009. Any such adjustment could be material, but will be non-cash.

Other Charges

The Company’s interest in the Luxury Leisure Properties International, L.L.C. (LLPI) venture was redeemed in May 2009 (see note 12). For the six months ended June 30, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

In addition, the Company recorded a charge of approximately $7,886,000 and $8,139,000 to write off costs and deposits related to capital projects that management decided to abandon during the three and six months ended June 30, 2009, respectively.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of income from discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hotel operating revenues	$—	$10,052	$—	$24,275

Operating costs and expenses	—	7,711	—	16,189
Depreciation and amortization	—	461	—	1,151

Total operating costs and expenses	—	8,172	—	17,340

Operating income	—	1,880	—	6,935
Interest income	—	1	—	1
Other expenses, net	—	(76)	—	(257)
Income tax benefit	—	265	—	175
(Loss) gain on sale of assets	—	(2)	—	414

Income from discontinued operations	$—	$2,068	$—	$7,268

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of June 30, 2009 and December 31, 2008 included the following (in thousands):

	June 30, 2009	December 31, 2008
Hotel del Coronado and North Beach Ventures (a)	$71,652	$71,467
RCPM (b)	3,522	3,397
BuyEfficient (c)	6,764	6,653
LLPI (d)	—	605

Total investment in joint ventures	$81,938	$82,122

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $160,000 and $248,000 for the three months ended June 30, 2009 and 2008, respectively, and $305,000 and $541,000 for the six months ended June 30, 2009 and 2008, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $12,000 and $115,000 for the three months ended June 30, 2009 and 2008, respectively, and $46,000 and $122,000 for the six months ended June 30, 2009 and 2008, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)

On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

throughout North America, Central America and Europe. One of the founders and officers of LLPI is the son-in-law of our president and chief executive officer. As of December 31, 2008, the Company had a 40% interest in this venture. The Company’s interest in the LLPI venture was redeemed in May 2009 (see note 12). For the six months ended June 30, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 (in thousands):

	June 30, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$320,704	$325,845
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	66,856	58,367
Restricted cash and cash equivalents	406	1,160
Other assets	25,313	25,861

Total assets	$485,680	$483,634

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$635,433	$632,276
Other liabilities	35,040	35,848
Partners’ deficit	(184,793)	(184,490)

Total liabilities and partners’ deficit	$485,680	$483,634

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Hotel operating revenue	$30,005	$39,440	$58,197	$74,319
Residential sales	1,102	10,426	4,197	11,135
Other	1,213	982	2,501	1,855

Total revenues	32,320	50,848	64,895	87,309
Expenses
Residential costs of sales	575	5,637	2,189	5,915
Hotel operating expenses	20,563	24,807	40,250	48,118
Depreciation and amortization	4,151	4,164	8,261	8,136
Other operating expenses	2,047	3,114	3,953	4,992

Total operating expenses	27,336	37,722	54,653	67,161

Operating income	4,984	13,126	10,242	20,148
Interest expense, net	(4,477)	(8,495)	(9,218)	(18,354)
Other income (expenses), net	214	(869)	(168)	(518)

Net income	$721	$3,762	$856	$1,276

Equity in earnings in joint ventures:
Net income	$721	$3,762	$856	$1,276
Joint venture partners’ share of income of joint ventures	(348)	(2,334)	(527)	(967)
Adjustments for basis differences, taxes and intercompany eliminations	59	154	242	494

Total equity in earnings of joint ventures	$432	$1,582	$571	$803

7.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended June 30, 2009 and 2008, the Company recognized $53,000 and $61,000 of the deferred gain, respectively, and for the six months ended June 30, 2009 and 2008 recognized $104,000 and $119,000, respectively. As of June 30, 2009 and December 31, 2008, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,366,000 and $4,457,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,575,000 ($5,015,000 based on the foreign exchange rate as of June 30, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at June 30, 2009 and December 31, 2008 was $7,015,000 and $6,984,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,146,000 and $1,315,000 of the deferred gain for the three months ended June 30, 2009 and 2008, respectively, and $2,246,000 and $2,579,000 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $97,861,000 and $99,794,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,144,000 ($17,037,000 based on the foreign exchange rate as of June 30, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at June 30, 2009 and December 31, 2008 was $13,568,000 and $15,507,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

8.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity		June 30, 2009	December 31, 2008
Mortgage loans
Westin St. Francis (b)	70	August 2010	(c)	$220,000	$220,000
Fairmont Scottsdale	56	September 2010	(c)	180,000	180,000
InterContinental Chicago	106	October 2010	(c)	121,000	121,000
InterContinental Miami	73	October 2010	(c)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2010	(d)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2010	(d)	76,500	76,500
InterContinental Prague (e)	120	March 2012		145,902	145,277
Fairmont Chicago (b)	70	April 2012		123,750	123,750
Hyatt Regency La Jolla	100	September 2012		97,500	97,500
Marriott London Grosvenor Square (f)	110	October 2013		127,099	112,731

Total mortgage loans				1,300,001	1,285,008

Other debt (g)				17,257	16,527

Total mortgages and other debt payable				$1,317,258	$1,301,535

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.31% at June 30, 2009) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (1.10% at June 30, 2009). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (1.19% at June 30, 2009).

(b)

These mortgage loans require that the Company maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, the Company did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, the Company entered into second amendments to its mortgage loans to modify the tangible net worth

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

covenant to be consistent with the amended covenant in the bank credit facility as described below, which is calculated without regard to goodwill. The Company met the requirements of this modified tangible net worth calculation as of June 30, 2009 and December 31, 2008.

(c)	These loans have one one-year extension remaining at the option of the Company or its consolidated affiliates. The Company exercised its second option to extend the maturity date of these loans by an additional year. The maturity dates exclude the one remaining one-year extension option.

(d)	These loans have two one-year extensions remaining at the option of the Company. The Company exercised its first option to extend the maturity date of these mortgage loans by an additional year. The maturity dates exclude the two remaining one-year extension options.

(e)	Under this loan, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has commissioned such an appraisal, which is in the process of being completed. An appraisal was commissioned by the Company as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, the Company would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. The Company did not meet this covenant for the quarter ended June 30, 2009 and has entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments will be deposited into a reserve account starting in the third quarter of 2009. The reserve funds would be released upon improvement in interest coverage on the loan. The Company is in discussions with the lender regarding these potential future events of default. Management has assessed that in amending the bank credit facility, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to the Company’s liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the amended bank credit facility.

(f)	This loan agreement requires maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2009.

(g)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder has released the Company from payment of the second note. In exchange for a 50% interest in the land, the Company is released from its final installment payment of $17,500,000 due in August 2009 and receives a preferred position which entitles the Company to receive the first $12,000,000 of distributions generated from the project with any excess distributions split equally among the partners.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	June 30, 2009	December 31, 2008
Balance Sheet:
Principal amount of liability	$180,000	$180,000
Unamortized discount	(12,759)	(14,845)

Carrying amount of liability component	$167,241	$165,155

Carrying amount of equity component	$20,978	$20,978

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income Statement:
Coupon interest	$1,575	$1,575	$3,161	$3,115
Discount amortization	1,043	1,058	2,086	2,041

Total interest	$2,618	$2,633	$5,247	$5,156

Effective interest rate	6.25%	6.25%	6.25%	6.25%

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

The Exchangeable Notes are unsecured obligations that rank equally in right of payment with any other senior unsecured indebtedness the Company may incur and are effectively subordinated in right of payment to all of the Company’s secured indebtedness and all liabilities and preferred equity of the Company’s subsidiaries. The Company is not subject to any financial covenants under the indenture governing the Exchangeable Notes. However, a default under the bank credit facility would allow for acceleration of the Exchangeable Notes.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $2,367,000 in additional interest, or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. After the filing of the annual report on Form 10-K for the year ended December 31, 2008, the Company’s previous shelf registration statement was no longer effective. On March 26, 2009 a new registration statement was declared effective by the SEC. During the six months ended June 30, 2009, the Company recorded additional interest expense of $11,000 under the registration rights agreement described above for the temporary unavailability of an effective registration statement with respect to SHR’s common stock that may, under certain circumstances, be issued with respect to the Exchangeable Notes.

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

•	Maximum corporate leverage of 80% as defined in the third amendment;

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Minimum tangible net worth of $600,000,000, excluding goodwill and currency translation adjustments;

•	Default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	Maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	Restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

The weighted average interest rate for the three and six months ended June 30, 2009 was 4.16% and 3.44%, respectively. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets. Based upon the debt service coverage test, the Company had $398,400,000 available under the bank credit facility at June 30, 2009. At June 30, 2009, there was $260,500,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of June 30, 2009 for all mortgages and other debt payable, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ended December 31,	Amounts
2009 (remainder)	$17,257
2010	7,766
2011	879,266
2012	736,537
2013	116,932
Thereafter	—

1,757,758
Less discount on Exchangeable Notes	(12,759)

Total	$1,744,999

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $606,000 and $2,226,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,218,000 and $4,358,000 for the six months ended June 30, 2009 and 2008, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,819,000 and $993,000 for the three months ended June 30, 2009 and 2008, respectively, and $3,022,000 and $2,248,000 for the six months ended June 30, 2009 and 2008, respectively. Total interest expense also includes amortization of the discount related to the Exchangeable Notes of $1,043,000 and $1,057,000 for the three months ended June 30, 2009 and 2008, respectively, and $2,086,000 and $2,040,000 for the six months ended June 30, 2009 and 2008, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity and Operating Matters:

The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, the Company has satisfied its short-term liquidity requirements through its existing working capital, cash provided by operations, and its bank credit facility. In February 2009, the Company entered into the third amendment to its bank credit facility, which among other things provided the Company with additional flexibility to maintain compliance with its financial covenants during 2009 and 2010 and provide sufficient borrowing capacity to meet its short-term liquidity requirements during such time. As of June 30, 2009, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility. As of June 30, 2009, maximum availability under the bank credit facility was $398,400,000, and outstanding borrowings and letters of credit in the aggregate were $261,250,000. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the five borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.06% as of June 30, 2009.

The Company’s available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of the Company’s hotels, and in particular, the results of the five borrowing base assets. The operating results of two of the borrowing base properties in Mexico have been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the general economic downturn. If negative conditions persist, the maximum availability under the bank credit facility may decline to a level below the Company’s short-term borrowing needs between the fourth quarter of 2009 and the first half of 2010, absent a successful transaction to enhance liquidity. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility.

To improve liquidity in the short term, the Company is actively pursuing a number of alternatives, including but not limited to asset dispositions. The net proceeds of any asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and improve liquidity. Absent a successful transaction, the Company may seek a modification of the terms under the bank credit facility. However, the Company may be unable to complete a transaction or modify the terms of the bank credit facility, or otherwise address its currently anticipated liquidity requirements prior to a potential reduction in the maximum availability under the bank credit facility below the Company’s short-term borrowing needs or a potential breach of the terms of the bank credit facility. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes. In the event that negative conditions persist and the Company does not achieve a successful disposition of assets or increase its liquidity through alternative channels or modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether the Company can continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Company’s consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2008 (excluding 970,735 and 975,855 units of SH Funding outstanding at June 30, 2009 and December 31, 2008, respectively, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2008	74,410
Restricted stock units redeemed for shares of SHR common stock	757

Outstanding at June 30, 2009	75,167

As of June 30, 2009, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Distributions:

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of June 30, 2009, unpaid cumulative dividends on SHR preferred stock were $15,443,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amounts attributable to SHR:
(Loss) income from continuing operations	$(78,260)	$16,241	$(113,729)	$10,896
Discontinued operations	—	2,047	—	7,181

Net (loss) income	$(78,260)	$18,288	$(113,729)	$18,077

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2009
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance	$783,539	$27,203	$810,742	$5,330
RSUs redeemed for common shares	8	—	8	—
Net (loss) income	(113,729)	348	(113,381)	(1,453)
Gain on currency translation adjustments	4,714	—	4,714	61
Gain on mark to market of derivatives	33,020	—	33,020	424
Share-based compensation	4,811	—	4,811	62
Accumulated distributions to owners	—	(2,025)	(2,025)	—
Other	(131)	148	17	131

Ending balance	$712,232	$25,674	$737,906	$4,555

(a)	The Company adjusts the redeemable noncontrolling interests each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF Topic D-98. The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into common stock on a one-for-one basis. As of June 30, 2009 and December 31, 2008, the redeemable noncontrolling interests had a redemption value of approximately $1,078,000 (based on the June 30, 2009 SHR common share price of $1.11) and $1,639,000 (based on the December 31, 2008 SHR common share price of $1.68), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2008
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance (as previously stated)	$1,236,839	$—	$1,236,839	$42,165
Impact of adopting SFAS 160	(4,814)	30,653	25,839	(25,839)
Impact of adopting FSP APB 14-1	17,834	—	17,834	—

Beginning balance (restated)	1,249,859	30,653	1,280,512	16,326
RSUs redeemed for common shares	2	—	2	—
Net income	18,077	1,109	19,186	252
Gain on currency translation adjustments	33,739	—	33,739	438
Gain on mark to market of derivatives	9,283	—	9,283	120
Share-based compensation	2,678	—	2,678	36
Accumulated distributions to owners	(51,443)	(2,276)	(51,443)	(472)
Change in redemption value	4,814	—	4,814	(4,814)
Other	288	135	(1,853)	(288)

Ending balance	$1,267,297	$29,621	$1,296,918	$11,598

(a)	As of June 30, 2008 and December 31, 2007, the redeemable noncontrolling interests had a redemption value of approximately $9,144,000 (based on the June 30, 2008 SHR common share price of $9.37) and $16,326,000 (based on the December 31, 2007 SHR common share price of $16.73), respectively.

10.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or income from discontinued operations as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or in accounts payable and accrued expenses.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

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

Except as noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of June 30, 2009. As of June 30, 2009, all derivative liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the six months ended June 30, 2009, the Company recorded $145,000 of hedge ineffectiveness as interest expense.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $49,769,000 will be reclassified as an increase to interest expense.

As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate swaps	24	$1,450,000
Interest rate swaps	1	£77,250
Interest rate swaps	1	€104,000

At June 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 0.64% to 5.50% and maturity dates ranging from September 2009 to August 2013. In addition, at June 30, 2009 and December 31, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72%, which adjusts to 3.22% for the period from January 2009 through January 2011, and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s forward-starting interest swaps was $475,000,000. The forward-starting swaps have effective dates ranging from September 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.90% to 5.42% and maturity dates ranging from September 2014 to February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective.

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements of SFAS 133, as amended. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings and were equal to a loss of $(1,000) and $(30,000) for the three months ended June 30, 2009 and 2008, respectively, and a gain (loss) of $1,000 and $(13,000) for the six months ended June 30, 2009 and 2008, respectively.

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate caps	9	$594,750

At June 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2009 to January 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(35,080)	$(98,089)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate caps	Accounts payable and accrued expenses	$—	$(1)

(a)	This liability is based on an aggregate termination value of $(92,268,000) excluding accrued interest and includes a CVA of $57,188,000 as of June 30, 2009.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of June 30, 2009 or December 31, 2008. The following table reflects changes in liabilities categorized as Level 3 as of June 30, 2009 (in thousands):

Liabilities	Beginning Balance	Interest Rate Swap Transaction (b)	Unrealized Gains	Ending Balance
Interest rate swaps	$(98,089)	$37,280	$25,729	$(35,080)

(b)

During the six months ended June 30, 2009, the Company entered into transactions to buy down several of the domestic interest rate swap fixed pay rates to current market rates. The swaps have effective dates of March 15, 2009 and remain designated as cash flow hedges. The termination value of $32,220,000 will be reclassified from accumulated OCL into earnings over the life

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the swaps. During the six months ended June 30, 2009, the Company paid $5,060,000 to buy down the GBP LIBOR interest rate swap fixed pay rate from 5.72% to 3.22% for the period from January 15, 2009 through January 17, 2011. The modified swap will remain designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction will be reclassified into earnings over the life of the swap.

Effect of Derivative Instruments on the Income Statement:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended June 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of Gain Recognized in Accumulated OCL		Location of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Effective Portion of (Loss) Reclassified from Accumulated OCL into Income		Location of (Loss) Recognized in Income (Ineffective Portion)	Amount of (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$11,272	$44,678	Interest expense	$(14,153)	$(5,768)	Interest expense	$(145)	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of (Loss) Gain Recognized in Income on Derivative	(Loss) Gain Recognized in Income on Derivative
		2009	2008
Interest rate caps	Other income (expenses), net	$(1)	$(30)

Interest rate caps	Equity in earnings of joint ventures	$9	$(138)

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the six months ended June 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of Gain Recognized in OCL		Location of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Effective Portion of (Loss) Reclassified from Accumulated OCL into Income		Location of (Loss) Recognized in Income (Ineffective Portion)	Amount of (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$6,423	$577	Interest expense	$(27,021)	$(8,825)	Interest expense	$(145)	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate caps	Other income (expenses), net	$1	$(13)
Interest rate caps	Equity in earnings of joint ventures	$(183)	$(314)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was ($93,919,000). As of June 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of ($93,919,000). The Company has not breached any of the provisions as of June 30, 2009.

11.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, options to purchase shares of SHR common stock (Options), restricted stock units (RSUs), and stock appreciation rights (SARs). On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated. The Company recorded compensation expense of $415,000 and $1,537,000 related to share-based employee compensation for the three months ended June 30, 2009 and 2008, respectively, and $5,125,000 and $2,911,000 for the six months ended June 30, 2009 and 2008, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2009, there was $2,177,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.5 years for nonvested RSUs, 1.3 years for performance-based RSUs and 1.5 years for Options.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s interest in the LLPI venture was redeemed in May 2009, upon which Mr. Franco and the other remaining member each owned 50% of LLPI. As part of the redemption, the Company received a return of $185,000 of capital and the remaining $190,000 in the Company’s capital account was re-allocated to the remaining members, including Mr. Franco. At the time of the Company’s redemption, LLPI also distributed $181,000 to each of the remaining members, including Mr. Franco. LLPI continues to provide asset management services to the Four Seasons Punta Mita Residence Club for $25,000 per month. (see note 6).

Consulting Agreement

On August 16, 2007, SHR entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. Under the terms of the agreement, Mr. Michels provides certain consulting services to the Company relating to its European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations. The agreement had an initial term of one year but could be extended indefinitely. Pursuant to the agreement, Mr. Michels received, among other things, (i) annual compensation of $500,000, paid monthly, in arrears, (ii) an annual stipend of $25,000, paid monthly, to defray Mr. Michels’ administrative expenses in performing his duties under the agreement and (iii) 7,681 RSUs, issued under the Amended Plan, which vest in three equal installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates.

On August 21, 2008, the Company amended the agreement. Pursuant to the amended agreement, Mr. Michels receives (i) annual cash compensation of $100,000, paid monthly, in arrears, (ii) an annual grant of RSUs equal to $250,000 divided by the closing price of SHR’s common stock on August 21, 2008 for the initial grant and August 21 of each of the following year(s) with each grant vesting in three equal annual installments commencing on the first anniversary of such grant, provided that Mr. Michels is still providing services to the Company, either as a consultant, director or employee, on such vesting dates, and (iii) an annual bonus of RSUs for each calendar year during the term of the agreement with a target value of $250,000, with a possible range from 0-100% of target based on the Company’s financial results for a given year as compared to the Company’s budgeted performance for that year. For the three months ended June 30, 2009 and 2008, the Company recognized expense of $41,000 and $145,000, respectively, and $74,000 and $290,000 for the six months ended June 30, 2009 and 2008, respectively, related to the consulting agreement.

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels shall serve as a consultant to the Company until December 31, 2009 (the Termination Date) and shall receive $125,000, payable in monthly installments in consideration of (i) Mr. Michels’ consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. The above summary of the Termination Agreement is qualified in its entirety by reference to the copy of the Termination Agreement attached hereto as Exhibit 10.1 and is incorporated herein by reference.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

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

Letters of Credit:

As of June 30, 2009, the Company provided $750,000 in letters of credit related to its office space lease.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. The Company paid a $5,693,000 earnest money deposit upon the execution of the agreement that is secured by a performance bond obtained by the developer.

On February 26, 2009, the Company entered into an amendment to the promise to purchase and sale agreement. Under the amended agreement, the developer will refund $4,000,000 of the initial earnest money deposit in scheduled payments through May 2010. The Company received $1,000,000 of the refund from the developer during the second quarter of 2009. In addition, the Company wrote down $2,000,000 of the deposit due to the uncertainty of collecting the full amount of the refund. The Company had $2,693,000 and $5,693,000 recorded as earnest money deposits in other assets as of June 30, 2009 and December 31, 2008, respectively.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of June 30, 2009, the Company’s obligations under these contracts amounted to approximately $4,437,000. All of the construction activities related to these contracts are expected to be completed in 2009.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In June 2009, the Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

As of June 30, 2009 and December 31, 2008, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At June 30, 2009 and December 31, 2008, there was no fixed-rate mortgage debt.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of June 30, 2009, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed in Note 8 above. Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $111,000,000 to $182,000,000 lower than the carrying value of $1,560,501,000. To calculate the fair value of the Exchangeable Notes as of June 30, 2009, the Company assumed a market spread of between 400 to 600 basis points and estimated the fair value to be approximately $9,000,000 to $18,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of our total debt would be approximately $40,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2008, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed in Note 8 above. Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $148,000,000 to $252,000,000 lower than the carrying value of $1,491,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2008, the Company assumed a market spread of between 400 to 600 basis points over the 5 year swap rate at December 31, 2008 and estimated the fair value to be approximately $10,000,000 to $21,000,000 lower than the carrying value of $179,415,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of our total debt would be approximately $57,000,000.

Interest rate swap and cap agreements have been recorded at their estimated fair values.

15.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of June 30, 2009, the Company’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture, RCPM, and five European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$151,197	$202,581	$289,673	$382,145
Mexico	10,373	24,010	30,964	52,219
Europe	31,049	43,362	52,585	73,434

Total	$192,619	$269,953	$373,222	$507,798

	June 30, 2009	December 31, 2008
Long-lived Assets:
United States	$1,859,520	$1,943,608
Mexico	250,242	242,287
Europe	375,113	350,571

Total	$2,484,875	$2,536,466

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At June 30, 2009 and December 31, 2008, deferred credits of $9,542,000 and $9,964,000, respectively, were included in accounts payable and accrued expenses.

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,015,000 based on the foreign exchange rate at June 30, 2009). The guarantee period began on July 31, 2007 and will continue through the earlier of (a) December 31, 2011, (b) the date at which the maximum guarantee has been funded or (c) the termination of the agreement. For the three and six months ended June 30, 2009 and 2008, the Company did not recognize any revenue related to the performance guarantee.

Asset Management Agreement

In April 2009, the Company entered into an asset management services agreement with an unaffiliated third party to provide asset management services to two hotels not owned by the Company. Under the agreement, the Company earns a base management fee of $400,000 per year and has the potential to earn an additional incentive management fee. For the three and six months ended June 30, 2009, the Company earned $60,000 in fees under this agreement, which are included in other income (expenses), net.

17.	SUBSEQUENT EVENT

On August 5, 2009, the Company entered into an agreement with the holder of a promissory note that was executed in connection with the Company’s acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico whereby the holder has released the Company from payment of $17,500,000 in exchange for a common equity interest in the land parcel (see note 8).

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

Overview

SHR was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a REIT under the Code. On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of June 30, 2009.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2009. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2009, as applicable, unless otherwise noted.

Outlook

We expect revenue per available room (RevPAR) and occupancy declines to continue through 2009. The lodging industry is faced with a weakening operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. We do not expect to see the beginning of a recovery until current economic trends reverse and liquidity returns to the credit markets. In addition, the outbreak of the H1N1 virus (swine flu) is expected to have an adverse effect on our operating results, particularly at our two Mexican hotels.

The decline in occupied room nights in all segments of the business continued in the second quarter of 2009 with losses of transient occupancy most acute in the highest rated premium segment of the business. Corporate demand for group business waned as a result of corporate cost cutting initiatives and leisure demand was impacted by reduced consumer spending. These room nights were, in part, replaced by less expensive discount and negotiated business.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2009 and 2008 consisted of:

	Total Portfolio % of Total Revenues
	2009	2008
Revenues:
Rooms	53.9%	54.9%
Food and beverage	31.6%	33.5%
Other hotel operating revenue	13.9%	11.1%

	99.4%	99.5%
Lease revenue	0.6%	0.5%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR;

•

RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenue or other hotel operating revenue such as telephone, parking and other guest services; and

•	Total RevPAR which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 61.0% and 53.9% of the rooms sold during the six months ended June 30, 2009 and 2008, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 39.0% and 46.1% of the rooms sold during the six months ended June 30, 2009 and 2008, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the U.S. GDP, are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. Due to the current economic environment, demand for hotel rooms has decreased significantly when compared to 2008. Lower occupancy at the hotels has put downward pressure on ADR, therefore contributing to lower rooms revenue. Premium transient and group business has been replaced with less expensive discounted business. The significant decline in percentage of group business guests, which consume larger relative amounts of food and beverage and other services, are contributing to lower total revenue.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason why we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines.

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

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2009 and 2008 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2009	2008
Hotel Operating Expenses:
Rooms	19.1%	18.9%
Food and beverage	29.5%	32.0%
Other departmental expenses	37.1%	34.8%
Management fees	4.9%	5.7%
Other hotel expenses	9.4%	8.6%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 47.5% of the total hotel operating expenses for the six months ended June 30, 2009.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million and $1.4 million for the three months ended June 30, 2009 and 2008, respectively, and $2.4 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.

Impairment losses. Overall weakness in the U.S. economy, particularly turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by the U.S. GDP growth, business investment and employment growth, continued to weaken during the second quarter of 2009. We determined that these conditions have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, which are indicators of potential impairment of goodwill and long-lived assets, and that an evaluation of carrying values of goodwill, intangibles, and long-lived assets was therefore required. Based on our evaluation, we recorded an estimated non-cash impairment charge that consisted of $41.9 million of goodwill for the three and six months ended June 30, 2009. In addition, there was no impairment of long-lived assets at the time of our review. The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities at June 30, 2009 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to June 30, 2009. Any such adjustment could be material, but will be non-cash. See “—Critical Accounting Policies” for further detail regarding our analysis.

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

Amendment to Bank Credit Facility. In February 2009, we entered into the third amendment to our bank credit facility. This amendment, among other things, provides us with additional flexibility with respect to our financial covenants and related financial calculations, reduces the facility size from $500.0 million to $400.0 million and increases the interest rate from LIBOR plus a margin of 0.80% to 1.50% to LIBOR plus a margin of 3.75%. See “—Liquidity and Capital Resources” for further detail regarding the third amendment to our bank credit facility.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

Operating Results

The following table presents the operating results for the three months ended June 30, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$104,627	$148,320	$(43,693)	29.5%
Food and beverage	60,644	91,157	(30,513)	33.5%
Other hotel operating revenue	26,179	29,074	(2,895)	10.0%

	191,450	268,551	(77,101)	28.7%
Lease revenue	1,169	1,402	(233)	16.6%

Total revenues	192,619	269,953	(77,334)	28.6%

Operating Costs and Expenses:
Hotel operating expenses	148,766	185,805	(37,039)	19.9%
Lease expense	4,159	4,534	(375)	8.3%
Depreciation and amortization	35,211	30,197	5,014	16.6%
Impairment losses and other charges	49,755	—	49,755	100.0%
Corporate expenses	5,456	7,566	(2,110)	27.9%

Total operating costs and expenses	243,347	228,102	15,245	6.7%

Operating (loss) income	(50,728)	41,851	(92,579)	221.2%
Interest expense, net	(26,161)	(22,203)	(3,958)	17.8%
Equity in earnings of joint ventures	432	1,582	(1,150)	72.7%
Foreign currency exchange (loss) gain	(1,109)	4,687	(5,796)	123.7%
Other income (expenses), net	82	(177)	259	146.3%

(Loss) income before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(77,484)	25,740	(103,224)	401.0%
Income tax expense	(682)	(6,435)	5,753	89.4%
Distributions in excess of noncontrolling interest capital	—	(784)	784	100.0%

(Loss) income before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(78,166)	18,521	(96,687)	522.0%
Loss on sale of noncontrolling interests in hotel properties	—	(41)	41	100.0%

(Loss) income from continuing operations	(78,166)	18,480	(96,646)	523.0%
Income from discontinued operations, net of tax	—	2,068	(2,068)	100.0%

Net (loss) income	(78,166)	20,548	(98,714)	480.4%
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	1,007	(254)	1,261	496.5%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,101)	(2,006)	905	45.1%

Net (loss) income attributable to SHR	$(78,260)	$18,288	$(96,548)	527.9%

Operating Data (1):
Number of hotels	18	18
Number of rooms	7,601	7,590

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for this sold hotel are included in income from discontinued operations, net of tax for the three months ended June 30, 2009 and 2008.

Rooms. Rooms revenue decreased $43.7 million, or 29.5%, for the three months ended June 30, 2009 from the three months ended June 30, 2008. RevPAR for the three months ended June 30, 2009 decreased by 29.6% from the three months ended June 30, 2008. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended June 30,
	2009	2008
Occupancy	67.67%	76.58%
ADR	$232.96	$292.27
RevPAR	$157.65	$223.83

When compared to the second quarter of last year, rooms revenue decreased across our entire portfolio of hotels. The reduction in rooms revenue was primarily the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. Significant declines in RevPAR were specifically noted at the Four Seasons Mexico City (60.4%) and Four Seasons Punta Mita (56.3%) due to the swine flu outbreak in Mexico during the second quarter of 2009 that resulted in a substantial loss of business.

Food and Beverage. Food and beverage revenue decreased $30.5 million, or 33.5%, for the three months ended June 30, 2009 from the three months ended June 30, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. Significant declines in food and beverage revenue were specifically noted at the Four Seasons Mexico City and Four Seasons Punta Mita due to the swine flu outbreak in Mexico during the second quarter of 2009. The decrease in revenue was partially offset by an increase at the Four Seasons Washington, D.C., which opened a new restaurant in the first quarter of 2009.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $2.9 million, or 10.0%, for the three months ended June 30, 2009 from the three months ended June 30, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. These decreases were partially offset by a $3.1 million increase in cancellation fees received primarily at the Fairmont Scottsdale, Fairmont Chicago, Ritz-Carlton Laguna Niguel and Ritz-Carlton Half Moon Bay hotels.

Lease Revenue. Lease revenue decreased $0.2 million, or 16.6%, for the three months ended June 30, 2009 from the three months ended June 30, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market and changes in the foreign currency exchange rates.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2009 and 2008, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$28,902	$35,448	$(6,546)	18.5%
Food and beverage	44,129	59,777	(15,648)	26.2%
Other departmental expenses	54,143	64,216	(10,073)	15.7%
Management fees	7,659	11,047	(3,388)	30.7%
Other hotel expenses	13,933	15,317	(1,384)	9.0%

Total hotel operating expenses	$148,766	$185,805	$(37,039)	19.9%

Hotel operating expenses decreased $37.0 million, or 19.9%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $6.3 million decrease in food and beverage costs, and the successful implementation of our fixed-cost reduction initiative, which included a $14.2 million decrease in payroll due to lower headcount totals. The decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $5.0 million, or 16.6%, for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. The increase is due to capital projects being placed in service after the second quarter of 2008. Major projects were completed at the InterContinental Miami, the Marriott London Grosvenor Square, the Fairmont Scottsdale, the Westin St. Francis, the Four Seasons Washington, D.C., the Fairmont Chicago, and the Paris Marriott.

Impairment Losses and Other Charges. During the three months ended June 30, 2009, we reviewed our goodwill and other intangible assets for potential impairment and recorded an estimated non-cash impairment charge of $41.9 million of goodwill. The charge related to the Four Seasons Washington, D.C ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. In addition, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $7.9 million to write off capitalized costs and deposits related to these projects during the three months ended June 30, 2009.

Corporate Expenses. Corporate expenses decreased $2.1 million, or 27.9%, for the three months ended June 30, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to decrease in salaries and benefits due to lower headcount at the corporate office and a decrease in share-based employee compensation expense due to the acceleration of vesting of certain restricted stock units (RSUs) in the first quarter of 2009.

Interest Expense, Net. The $4.0 million, or 17.8%, increase in interest expense, net for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 was primarily due to:

•	a $1.6 million decrease in capitalized interest,

•	a $0.8 million increase attributable to amortization of deferred financing costs,

•	a $0.8 million increase attributable to higher average borrowings,

•	a $0.4 million increase due to the amortization of interest rate swap costs, partially offset by lower average interest rates, and

•	a $0.4 million decrease in interest income.

The components of interest expense, net for the three months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Mortgages and other debt	$(12,147)	$(19,512)
Bank credit facility	(3,248)	(1,750)
Exchangeable senior notes (Exchangeable Notes)	(1,575)	(1,575)
Amortization of Exchangeable Notes discount	(1,043)	(1,058)
Amortization of deferred financing costs	(1,819)	(993)
Amortization of interest rate swap costs	(7,033)	—
Interest income	98	459
Capitalized interest	606	2,226

Total interest expense, net	$(26,161)	$(22,203)

The weighted average debt outstanding for the three months ended June 30, 2009 and 2008 amounted to $1.8 billion and $1.7 billion, respectively, and the weighted average interest rates for the three months ended June 30, 2009 and 2008, including the effect of interest rate swaps, were 5.7% and 5.6%, respectively. At June 30, 2009, including the effect of interest rate swaps, 17.9% of our total debt had variable interest rates and 82.1% had fixed interest rates.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended June 30, 2009 (in thousands):

	Hotel del Coronado/North Beach Ventures	Four Seasons Residence Club Punta Mita (RCPM)	BuyEfficient	Total
Equity in earnings (losses)	$394	$(77)	$115	$432

Depreciation	1,922	32	—	1,954
Interest expense	1,970	23	—	1,993
Income tax expense (benefit)	13	(35)	—	(22)

Three months ended June 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	Luxury Leisure Properties (LLPI)	Total
Equity in earnings (losses)	$1,076	$677	$(10)	$(161)	$1,582

Depreciation	1,747	—	—	—	1,747
Interest expense	3,577	—	—	—	3,577
Income tax expense	38	245	—	—	283

We recorded $0.4 million of equity in earnings during the three months ended June 30, 2009, which is a $1.2 million change from the $1.6 million equity in earnings during the three months ended June 30, 2008. The change was primarily due to a decrease in the operating performance at the Hotel del Coronado when compared to the the prior quarter partially offset by a decrease in interest expense at the Hotel Del Coronado Venture, which was the result of lower interest rates.

Foreign Currency Exchange (Loss) Gain. We recorded a foreign currency exchange loss of $1.1 million during the three months ended June 30, 2009, which is a $5.8 million change from the $4.7 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income (expenses), net of $0.3 million was primarily due to a decrease in state and local tax expense.

Income Tax Expense. Income tax expense decreased $5.8 million during the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties and foreign exchange losses at our InterContinental Prague property.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in excess of the noncontrolling interest partners’ capital account in the amount of $0.8 million for the three months ended June 30, 2008.

Income from Discontinued Operations, Net of Tax. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of this hotel were reclassified as discontinued operations for the three months ended June 30, 2008. Income from discontinued operations amounted to $2.1 million for the three months ended June 30, 2008 and primarily consisted of the operating results of the Hyatt Regency Phoenix hotel.

Net Loss (Income) Attributable to Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss (income) attributable to noncontrolling interests in SHR’s operating partnership decreased by $1.3 million when compared to prior year. This change was due to the increase in net loss recognized during the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $0.9 million for the three months ended June 30, 2009 when compared to the same period in the prior year.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

Operating Results

The following table presents the operating results for the six months ended June 30, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$201,213	$278,600	$(77,387)	27.8%
Food and beverage	117,750	170,281	(52,531)	30.8%
Other hotel operating revenue	51,970	56,228	(4,258)	7.6%

	370,933	505,109	(134,176)	26.6%
Lease revenue	2,289	2,689	(400)	14.9%

Total revenues	373,222	507,798	(134,576)	26.5%

Operating Costs and Expenses:
Hotel operating expenses	294,665	363,886	(69,221)	19.0%
Lease expense	8,125	8,861	(736)	8.3%
Depreciation and amortization	69,314	57,800	11,514	19.9%
Impairment losses and other charges	50,214	—	50,214	100.0%
Corporate expenses	15,880	14,996	884	5.9%

Total operating costs and expenses	438,198	445,543	(7,345)	1.6%

Operating (loss) income	(64,976)	62,255	(127,231)	204.4%
Interest expense, net	(49,713)	(44,450)	(5,263)	11.8%
Loss on early extinguishment of debt	(883)	—	(883)	100.0%
Equity in earnings of joint ventures	571	803	(232)	28.9%
Foreign currency exchange gain	906	1,478	(572)	38.7%
Other income (expenses), net	43	(439)	482	109.8%

(Loss) income before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(114,052)	19,647	(133,699)	680.5%
Income tax expense	(782)	(6,647)	5,865	88.2%
Distributions in excess of noncontrolling interest capital	—	(784)	784	100.0%

(Loss) income before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(114,834)	12,216	(127,050)	1,040.0%
Loss on sale of noncontrolling interests in hotel properties	—	(46)	46	100.0%

(Loss) income from continuing operations	(114,834)	12,170	(127,004)	1,043.6%
Income from discontinued operations, net of tax	—	7,268	(7,268)	100.0%
Net (loss) income	(114,834)	19,438	(134,272)	690.8%
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	1,453	(252)	1,705	676.6%
Net income attributable to the noncontrolling interests in consolidated affiliates	(348)	(1,109)	761	68.6%

Net (loss) income attributable to SHR	$(113,729)	$18,077	$(131,806)	729.1%

Operating Data (1):
Number of hotels	18	18
Number of rooms	7,601	7,590

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for this sold hotel are included in income from discontinued operations, net of tax for the six months ended June 30, 2009 and 2008.

Rooms. Rooms revenue decreased $77.4 million, or 27.8%, for the six months ended June 30, 2009 from the six months ended June 30, 2008. RevPAR for the six months ended June 30, 2009 decreased by 27.5% from the six months ended June 30, 2008. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2009 and 2008 are summarized as follows:

	Six Months Ended June 30,
	2009	2008
Occupancy	63.19%	72.82%
ADR	$241.17	$288.71
RevPAR	$152.39	$210.23

When comparing the same period from prior year, rooms revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. and the Renaissance Paris hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. The entire portfolio, except the Four Seasons Washington, D.C. and the Renaissance Paris, incurred significant declines in RevPAR ranging from 20%-40%. The Four Seasons Washington, D.C. benefited from increases in ADR due to rate increases during the days surrounding the 2009 Presidential Inauguration and the opening of 11 new rooms, which included a luxury super suite. The Renaissance Paris hotel was closed for renovation during January 2008; however, it was open for the six months of 2009.

Food and Beverage. Food and beverage revenue decreased $52.5 million, or 30.8%, for the six months ended June 30, 2009 from the six months ended June 30, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. hotel. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. The decrease in revenue was partially offset by increases at the Four Seasons Washington, D.C., which opened a new restaurant in the first quarter of 2009.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $4.3 million, or 7.6%, for the six months ended June 30, 2009 from the six months ended June 30, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to the weak economy and the swine flu outbreak. These decreases were partially offset by a $8.0 million increase in cancellation fees received primarily at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, and Ritz-Carlton Laguna Niguel hotels.

Lease Revenue. Lease revenue decreased $0.4 million, or 14.9%, for the six months ended June 30, 2009 from the six months ended June 30, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market and changes in the foreign currency exchange rates.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2009 and 2008, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$56,191	$68,573	$(12,382)	18.1%
Food and beverage	86,956	116,520	(29,564)	25.4%
Other departmental expenses	109,381	126,778	(17,397)	13.7%
Management fees	14,422	20,656	(6,234)	30.2%
Other hotel expenses	27,715	31,359	(3,644)	11.6%

Total hotel operating expenses	$294,665	$363,886	$(69,221)	19.0%

Hotel operating expenses decreased $69.2 million, or 19.0%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $11.0 million decrease in food and beverage costs, and the successful implementation of our fixed-cost reduction initiative, which included a $28.9 million decrease in payroll due to lower headcount totals. The decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $11.5 million, or 19.9%, for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The increase is due to capital projects being placed in service after the first six months of 2008. Major projects were completed at the InterContinental Miami, the Marriott London Grosvenor Square, the Fairmont Scottsdale, the Westin St. Francis, the Four Seasons Washington, D.C., the Fairmont Chicago, and the Paris Marriott.

Impairment Losses and Other Charges. During the six months ended June 30, 2009, we reviewed our goodwill and other intangible assets for potential impairment and recorded an estimated non-cash impairment charge that consisted of $41.9 million of goodwill. The charge related to the Four Seasons Washington, D.C. ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. In addition, during the six months ended June 30, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $8.1 million to write off capitalized costs and deposits related to these projects. For the six months ended June 30, 2009, we recorded a charge of $0.2 million to write off our investment in LLPI. Our interest in the LLPI venture was redeemed in May 2009.

Corporate Expenses. Corporate expenses increased $0.9 million, or 5.9%, for the six months ended June 30, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall increase in corporate expenses is attributable to a charge of approximately $3.6 million related to the acceleration of vesting of certain RSUs issued prior to December 31, 2008, partially offset by a decrease in salaries, payroll taxes, and benefits due to lower headcount at the corporate office and a decrease in professional fees.

Interest Expense, Net. The $5.3 million, or 11.8%, increase in interest expense, net for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 was primarily due to:

•	a $3.1 million decrease in capitalized interest,

•	a $2.0 million increase attributable to higher average borrowings,

•	a $0.8 million increase attributable to the amortization of deferred financing costs, and

•	a $0.5 million decrease in interest income, partially offset by

•	a $1.2 million decrease due to lower average interest rates.

The components of interest expense, net for the six months ended June 30, 2009 and 2008 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2009	2008
Mortgages and other debt	$(29,823)	$(39,029)
Bank credit facility	(5,322)	(3,429)
Exchangeable Notes	(3,161)	(3,115)
Amortization of Exchangeable Notes discount	(2,086)	(2,041)
Amortization of deferred financing costs	(3,022)	(2,248)
Amortization of interest rate swap costs	(8,029)	—
Interest income	512	1,054
Capitalized interest	1,218	4,358

Total interest expense, net	$(49,713)	$(44,450)

The weighted average debt outstanding for the six months ended June 30, 2009 and 2008 amounted to $1.8 billion and $1.7 billion, respectively, and the weighted average interest rates for the six months ended June 30, 2009 and 2008, including the effect of interest rate swaps, were 5.5% and 5.7%, respectively. At June 30, 2009, including the effect of interest rate swaps, 17.9% of our total debt had variable interest rates and 82.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Six months ended June 30, 2009 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	Total
Equity in earnings	$289	$170	$112	$571

Depreciation	3,825	64	—	3,889
Interest expense	4,031	45	—	4,076
Income tax (benefit) expense	(200)	58	—	(142)

Six months ended June 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$321	$718	$31	$(267)	$803

Depreciation	3,647	—	—	—	3,647
Interest expense	7,988	—	—	—	7,988
Income tax (benefit) expense	(302)	263	—	—	(39)

We recorded $0.6 million of equity in earnings during the six months ended June 30, 2009, which is a $0.2 million change from the $0.8 million equity in earnings during the six months ended June 30, 2008. The change was primarily due to a decrease in operating performance at the Hotel Del Coronado and a decrease in the operating performance of the Four Seasons Residence Club Punta Mita, partially offset by a decrease in interest expense at the Hotel del Coronado Venture, which was the result of lower interest rates.

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of $0.9 million during the six months ended June 30, 2009, which is a $0.6 million decrease from the $1.5 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to fluctuations in foreign exchange rates related to our various foreign hotels.

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in the other income (expenses), net of $0.5 million is primarily attributable to a $0.7 million decrease in state and local tax expense, offset by a $0.2 million decrease in asset management fee income.

Income Tax Expense. Income tax expense decreased $5.9 million during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties and foreign exchange losses at our InterContinental Prague property.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in excess of the noncontrolling interest partners’ capital account in the amount of $0.8 million during the six months ended June 30, 2008.

Income from Discontinued Operations, Net of Tax. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of this hotel were reclassified as discontinued operations for all of the periods presented. Income from discontinued operations amounted to $7.3 million for the six months ended June 30, 2008 and primarily consisted of the operating results of the Hyatt Regency Phoenix hotel.

Net Loss (Income) Attributable to Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss (income) attributable to noncontrolling interests in SHR’s operating partnership decreased by $1.7 million when compared to prior year. This change was due to net loss recognized during the six months ended June 30, 2009 when compared to net income recognized during the six months ended June 30, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $0.8 million for the six months ended June 30, 2009 when compared to the same period in the prior year.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provided us with additional flexibility to maintain compliance with our financial covenants during 2009 and 2010 and provide sufficient borrowing capacity to meet our short-term liquidity requirements during such time. As of June 30, 2009, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. As of June 30, 2009, maximum availability under the bank credit facility was $398.4 million, and outstanding borrowings and letters of credit in the aggregate were $261.3 million. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the five borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.06% as of June 30, 2009.

Our available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of our hotels, and in particular, the results of the five borrowing base assets. The operating results of two of the borrowing base properties in Mexico have been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the general economic downturn. If negative conditions persist, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs between the fourth quarter of 2009 and the first half of 2010, absent a successful transaction to enhance liquidity. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility.

To improve liquidity in the short term, we are actively pursuing a number of alternatives, including but not limited to asset dispositions. The net proceeds of any asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and improve liquidity. Absent a successful transaction, we may seek a modification of the terms under the bank credit facility. However, we may be unable to complete a transaction or modify the terms of the bank credit facility, or otherwise address our currently anticipated liquidity requirements prior to a potential reduction in the maximum availability under the bank credit facility below our short-term borrowing needs or a potential breach of the terms of the bank credit facility. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes. In the event that negative conditions persist and we do not achieve a successful disposition of assets or increase our liquidity through alternative channels or modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether we can continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. Elimination of preferred dividends equates to approximately $7.7 million in cash flow savings each quarter. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008, which was estimated to save approximately $22.5 million each quarter.

Capital expenditures for the six months ended June 30, 2009 and 2008 amounted to $52.0 million and $104.4 million, respectively. Included in the 2009 and 2008 amounts were $1.2 million and $4.4 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. For the remainder of the year ended December 31, 2009, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $9.0 million and owner-funded projects of up to approximately $4.0 million. Consistent with our efforts to preserve liquidity, capital expenditures have been cancelled or deferred to a minimum spending level in 2009.

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

•

maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by an 8% debt constant on the balance outstanding under the facility, as defined in the loan agreement),or a 50% advance rate against the appraised value of the borrowing base assets;

•

minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced;

•	maximum corporate leverage of 80.0% as defined in the third amendment;

•	minimum tangible net worth of $600.0 million, excluding goodwill and currency translation adjustments;

•	default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times;

•	restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

At August 5, 2009, there was $294.0 million outstanding under this facility and outstanding letters of credit of $0.8 million. As discussed above, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Our ability to borrow under the bank credit facility is subject to compliance with these financial and other covenants. As of June 30, 2009, we were in compliance with the financial covenants set forth in our bank credit facility.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of June 30, 2009 (in thousands):

	Balance as of June 30, 2009	Remainder of 2009	2010	2011	2012	2013	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70% (1)	$123,750	$—	$—	$—	$123,750	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	118,250	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	76,500	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	97,500		—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	121,000	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	90,000	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20% (2)	145,902	—	4,377	4,377	137,148	—	—
Westin St. Francis, LIBOR plus 0.70% (1)	220,000	—	—	220,000	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	127,099	—	3,389	3,389	3,389	116,932	—
Fairmont Scottsdale, LIBOR plus 0.56%	180,000	—	—	180,000	—	—	—

Total mortgage loans	1,300,001	—	7,766	618,766	556,537	116,932	—
Other debt (3)	17,257	17,257	—	—	—	—	—

Total mortgages and other debt payable	$1,317,258	$17,257	$7,766	$618,766	$556,537	$116,932	$—

(1)	These mortgage loans require that we maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, we did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, we entered into second amendments to our mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described above, which is calculated without regard to goodwill. We met the requirements of this modified tangible net worth calculation as of June 30, 2009.

(2)	Under this loan, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has commissioned such an appraisal, which is in the process of being completed. An appraisal was commissioned by us as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, we would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. We did not meet this covenant for the quarter ended June 30, 2009 and have entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments will be deposited into a reserve account starting in the third quarter of 2009. The reserve funds would be released upon improvement in interest coverage on the loan. We are in discussions with the lender regarding these potential future events of default. Management has assessed that in amending the bank credit facility, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to our liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the bank credit facility.

(3)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, we executed two $17.5 million non-interest bearing promissory notes. We recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, we paid the first of the $17.5 million non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, we entered into an agreement with the holder of the promissory note whereby the holder has released us from payment of the second note. In exchange for a 50% interest in the land, we are released from our final installment payment of $17.5 million due in August 2009 and receive a preferred position which entitles us to receive the first $12.0 million of distributions generated from the project with any excess distributions split equally among the partners.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt, common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility prohibit us from buying back common or preferred shares unless certain conditions are met.

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. The recent crisis in the credit markets has resulted in a challenging credit environment and our ability to raise capital through various debt markets is uncertain. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically and market perceptions about us. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all. In addition, the credit crisis and general uncertainty regarding the economy have also resulted in a substantial decline in the volume of real estate transactions and have contributed to an environment where sales of properties are difficult to complete and subject to a high degree of uncertainty.

Equity Securities

As of June 30, 2009, we had 861,046 restricted stock units (RSUs) outstanding, of which 257,905 were vested. In addition, we had 885,026 options to purchase shares of our common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2008 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2008	74,410,012	975,855	75,385,867
RSUs redeemed for shares of our common stock	757,084	—	757,084
OP units redeemed	—	(5,120)	(5,120)

Outstanding at June 30, 2009	75,167,096	970,735	76,137,831

Cash Flows

Operating Activities. Net cash provided by operating activities was $12.8 million for the six months ended June 30, 2009 compared to $56.7 million for the six months ended June 30, 2008. Cash flows from operations decreased from 2008 to 2009 primarily due to decreased operating income at the hotels, which have been negatively impacted by the current economic downturn.

Investing Activities. Net cash used in investing activities was $31.3 million for the six months ended June 30, 2009 compared to $101.1 million for the six months ended June 30, 2008. The significant investing activities during these periods are summarized below:

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the six months ended June 30, 2008.

•	We paid $1.2 million during the six months ended June 30, 2008 for an interest in a newly-formed joint venture, LLPI.

•

We disbursed $52.0 million and $104.4 million during the six months ended June 30, 2009 and 2008, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents decreased by $17.1 million during the six months ended June 30, 2009 primarily due to renovations funded through FF&E Reserves. Restricted cash and cash equivalents increased by $4.1 million during the six months ended June 30, 2008, primarily due to the consolidation of the Paris Marriott.

Financing Activities. Net cash provided by financing activities was $6.7 million for the six months ended June 30, 2009 compared to $19.5 million for the six months ended June 30, 2008. The significant financing activities during these periods are summarized below:

•	During the six months ended June 30, 2009 and 2008, we borrowed $54.5 million and $75.0 million, respectively, on the bank credit facility.

•	We paid $37.2 million to buy down the interest rate swap fixed pay rates during the six months ended June 30, 2009.

•	We paid financing costs of $8.3 million during the six months ended June 30, 2009.

•

During the six months ended June 30, 2008, we paid quarterly distributions to our common shareholders amounting to $35.9 million, we paid quarterly distributions to preferred shareholders amounting to $15.4 million, and SH Funding paid quarterly distributions to noncontrolling interest holders in SHR’s operating partnership amounting to $0.5 million.

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

The board of directors elected to suspend the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we would not be required to make any distributions in 2009 in order to maintain our REIT status through 2009. The elimination of our preferred and common dividends equates to approximately $30.2 million in cash flow savings each quarter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,757,758	$17,257	$1,623,570	$116,931	$—
Interest on long-term debt obligations (3)	177,953	31,511	137,111	9,331	—
Operating lease obligations—ground leases and office space	8,379	47	1,861	1,317	5,154
Operating leases – Paris Marriott and Marriott Hamburg	454,555	11,026	66,153	44,102	333,274
Construction contracts (4)	4.437	4.437	—	—	—

Total	$2,403,082	$64,278	$1,828,695	$171,681	$338,428

(1)	These amounts represent obligations that are due within fiscal year 2009.
(2)	Long-term debt obligations include our mortgages and other debt, Exchangeable Notes (excluding the effect of the discount) and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at June 30, 2009 and includes the effect of our interest rate swaps.
(4)	See “Item 1. Financial Statements – Note 13 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2009, $19.7 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At June 30, 2009, there was an outstanding balance of $18.5 million on the revolving credit facility. At June 30, 2009, there were letters of credit outstanding of $1.5 million, which are secured by the revolving credit facility. At June 30, 2009, our investment in the Partnerships amounted to $71.7 million. Our equity in earnings of the Partnerships was $0.3 million for the six months ended June 30, 2009.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2009, our investment in the joint venture amounted to $3.5 million. Our equity in earnings of the joint venture was $0.2 million for the six months ended June 30, 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At June 30, 2009, our investment in the joint venture amounted to $6.8 million. Our equity in earnings of the joint venture was $0.1 million for the six months ended June 30, 2009.

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

As of June 30, 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets was therefore required. We reached the conclusion that impairment tests were required to be performed as of June 30, 2009 based on our assessment of the conditions that have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. We reviewed our long-lived assets for impairment and determined that there was no impairment as of June 30, 2009.

As described above, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each hotel property to its carrying value. At the end of the second quarter 2009, we completed a valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain hotel properties was less than the carrying value. Following this assessment, we are required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. We have not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management and considered in measuring the estimated impairment charge recorded during the second quarter of 2009. Based on our preliminary analysis, we determined that we should record an estimated non-cash impairment charge that consisted of $41.9 million of goodwill for the six months ended June 30, 2009.

The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities as of June 30, 2009 are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to June 30, 2009. Any such adjustment could be material, but will be non-cash.

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

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenues for hotels in tourist areas, those with significant group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terror attacks or alerts, airline strikes, economic factors, contagious disease outbreaks and other considerations affecting travel.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP will exist, other than guidance issued by the SEC. All other accounting literature excluded from the Codification will be considered non-authoritative. The Codification will have an impact to our financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends the consolidation guidance applicable to VIEs. The statement requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We are currently assessing the impact of SFAS 167 on our consolidated financial statements.

In June 2009, we adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165) . SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This statement is effective for interim and annual periods ending after June 15, 2009. We adopted this statement in June 2009 and determined this statement did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). This FSP is effective for business combinations with acquisition dates on or after fiscal years beginning on or after December 15, 2008. The FSP will impact our accounting for future acquisitions.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted this FSP in June 2009 and determined that this FSP did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1) that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires that the initial debt proceeds from the sale of the Exchangeable Notes be allocated between a liability component and an equity component. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. We applied this change in accounting principle retrospectively to all prior periods presented. The adjustment had no effect on net cash flows from operations.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”(EITF 07-5). EITF 07-5 provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. We adopted EITF 07-5 on January 1, 2009 and determined that this EITF did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method, as described in SFAS No. 128, “Earnings Per Share”. We adopted this statement on January 1, 2009 and determined that this FSP did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this statement on January 1, 2009 and complied with the expanded disclosure requirements, as applicable.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. On January 1, 2009, we adopted SFAS 157 with respect to our non-financial assets and liabilities and determined that the statement did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, Consolidated Financial Statements”(SFAS 160). The statement requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity, a change that affects our financial statement presentation of minority interests in our consolidated subsidiaries. SFAS 160 specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The statement also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This standard also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We adopted SFAS 160 on January 1, 2009. SFAS 160 is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss attributable to SHR common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised -2007)” (SFAS 141(R)). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. SFAS 141(R) expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. We adopted this statement on January 1, 2009 and the statement will impact our accounting for future acquisitions and related transaction costs.

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

See “Item 1. Financial Statements—Note 10 Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2009.

As of June 30, 2009, our total outstanding mortgages and other debt, bank credit facility and Exchangeable Notes, net of discount were approximately $1.7 billion, of which approximately $312.5 million, or 17.9%, was variable rate debt. Total variable rate debt excluded $1.2 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.

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

For the six months ended June 30, 2009, approximately 22.4% of our total revenues were generated outside of the U.S., with approximately 8.3% of total revenues generated from the Four Seasons Punta Mita Resort and Four Seasons Mexico City (which use the Mexican peso), approximately 7.1% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 3.6% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 3.4% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10% during the six months ended June 30, 2009, total revenues and operating income or loss would have changed from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$3.1	$2.7	$1.3	$1.3	$8.4
Increase in operating income / (Increase) in operating loss	$0.2	$(0.1)	$0.1	$(0.3)	$(0.1)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened an additional 10% as of June 30, 2009, resulting translation adjustments recorded in shareholders’ equity would have decreased shareholders’ equity by approximately $9.1 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2009, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors previously disclosed in our most recent Form 10-K are updated by adding the risk factor immediately below and by revising the second risk factor below:

The outbreak of the H1N1 virus (swine flu) in Mexico and elsewhere is expected to continue to have an adverse impact on our financial results during the third quarter of 2009, at least.

The outbreak of swine flu in Mexico and elsewhere is expected to continue to have an adverse effect on our operating results. It has been reported that swine flu is responsible for deaths of persons in numerous countries including Mexico, and health agencies, including the Center for Disease Control and Prevention, are advising against “nonessential travel” to Mexico. Moreover, several airlines have reduced flights to Mexico. The swine flu pandemic may continue to have a significant adverse impact on all leisure travel, as swine flu cases have been reported in many places throughout the world and the World Health Organization, or the WHO, has raised the pandemic alert for H1N1 virus to Phase 6, the highest level on the WHO’s alert system. Currently, it is impossible to determine the severity the recent swine flu outbreak and the effect it will have on our results of operations. However, it is expected that the swine flu outbreak will continue to have an adverse effect on our operating results during the third quarter of 2009, at least.

Our financial covenants may adversely affect our financial position, results of operations and liquidity.

The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including our ability to incur additional indebtedness. Importantly, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the five borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.06% as of June 30, 2009. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by any deterioration in our operations brought on by the current economic downturn, conditions in Mexico related to the H1N1 flu outbreak and security concerns impacting travel to Mexico, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations.

The Company’s available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of the Company’s hotels, and in particular, the results of the five borrowing base assets. The operating results of two of the borrowing base properties in Mexico have been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the general economic downturn. If these negative conditions persist, the maximum availability under the bank credit facility may decline to a level below the Company’s short-term borrowing needs between the fourth quarter of 2009 and the first half of 2010, absent a successful transaction to enhance liquidity. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.

To improve liquidity in the short term, the Company is actively pursuing a number of alternatives, including but not limited to asset dispositions. The net proceeds of any asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and improve liquidity. However, there can be no assurance that a successful transaction will occur as the current economic climate negatively affects the value of our properties and the weakness in the credit markets increases the cost and difficulty for potential purchasers to acquire financing. These conditions also negatively impact our ability to increase liquidity through other means, including through the sale of equity interests. Absent a successful asset transaction, the Company may seek a modification of certain terms of the bank credit facility. The Company may be unable to complete an asset transaction or modify the terms of the bank credit facility, or otherwise address its currently anticipated liquidity requirements prior to a potential reduction in the maximum availability under the bank credit facility below the Company’s short-term borrowing needs or a breach of the terms of the bank credit facility. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes.

In the event that negative conditions persist and we are unable to improve our short-term liquidity position or modify or obtain a waiver to our bank credit facility on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve, or seeking legal protection from our creditors. If these negative conditions persist and the Company does not achieve a successful disposition of assets or increase its liquidity through alternative channels or modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether we can continue as a going concern.

In addition, our lenders, including the lenders participating in our bank credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the economy and increased financial instability of many borrowers. As a result, lenders may become less able or unwilling to allow us to draw down on our bank credit facility and/or we may be unable to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our bank credit facility because of a lender default or if we were unable to obtain other financing.

In addition, under the non-recourse mortgage loan on our InterContinental Prague hotel, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. The lender has commissioned such an appraisal, which is in the process of being completed. An appraisal was commissioned by us as a supporting document to the amendment process on the bank credit facility. That appraisal suggests the loan may not meet the 70% loan to value requirement, and, if the lender elects to seek a reduction in the loan amount, we would then have 30 days to repay approximately €30.0 million in loan principal in order to avoid an event of default. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. We did not meet this covenant for the quarter ended June 30, 2009 and have entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments will be deposited into a reserve account starting in the third quarter of 2009. The reserve funds would be released upon improvement in interest coverage on the loan. We are in discussions with the lender regarding these potential future events of default. Management does not believe a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would have a material impact to our liquidity or result in a default under our bank credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on SHR preferred stock were $15,443,000.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the 2009 annual meeting of our stockholders held on May 21, 2009 and subsequently adjourned until June 5, 2009, stockholders considered and voted upon:

1.	A proposal to elect seven directors (identified in the table below) to serve until the next annual board meeting of stockholders and until such directors’ successors are duly elected and qualify (“Proposal 1”) and

2.	A proposal to consider and vote upon the ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 (“Proposal 2”).

The following table sets forth the number of votes in favor, the number of votes opposed, the number of abstentions (or votes withheld in the case of election of directors) and broker non-votes with respect to each of the foregoing proposals.

Proposal	Votes in Favor	Votes Opposed	Abstentions (Withheld)	Broker Non-Votes
Proposal 1
Robert P. Bowen	54,907,776	—	14,444,458	—
Kenneth Fisher	54,904,320	—	14,447,914	—
Laurence S. Geller	54,910,952	—	14,441,282	—
James A. Jeffs	54,864,965	—	14,487,269	—
Richard D. Kincaid	66,251,276	—	3,100,958	—
Sir David M.C. Michels	54,135,260	—	15,216,974	—
William A. Prezant	54,175,743	—	15,176,491	—
Proposal 2	68,595,984	403,917	352,333	—

Item 5.	Other Information.

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels shall serve as a consultant to the Company until December 31, 2009 (the Termination Date) and shall receive $125,000, payable in monthly installments in consideration of (i) Mr. Michels’ consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. The above summary of the Termination Agreement is qualified in its entirety by reference to the copy of the Termination Agreement attached hereto as Exhibit 10.1 and is incorporated herein by reference.

On August 5, 2009, the Company entered into an agreement with the holder of the promissory note related to the acquisition of the 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, whereby the holder has released the Company from payment of the second note. In exchange for a 50% interest in the land, the Company is released from its final installment payment of $17,500,000 due in August 2009 and receives a preferred position which entitles the Company to receive the first $12,000,000 of distributions generated from the project with any excess distributions split equally among the partners.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1a	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

	3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

	3.1f	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	3.2	Bylaws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

*	10.1	Termination Agreement by and between the Company and Sir David M.C. Michels dated August 5, 2009.

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 5, 2009	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

August 5, 2009	By:	/s/ James E. Mead
James E. Mead Executive Vice President and Chief Financial Officer