Form 10-Q
period 2009-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2009-11-05
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 4, 2009 was 75,179,918.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

Part I. Financial Information

Item 1.	Financial Statements

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$2,321,965	$2,383,860
Goodwill	82,647	120,329
Intangible assets, net of accumulated amortization of $4,260 and $3,096	34,009	32,277
Investment in joint ventures	83,167	82,122
Cash and cash equivalents	88,481	80,954
Restricted cash and cash equivalents	18,778	37,358
Accounts receivable, net of allowance for doubtful accounts of $2,657 and $2,203	65,179	70,945
Deferred financing costs, net of accumulated amortization of $10,701 and $6,655	13,054	10,375
Deferred tax assets	39,894	38,260
Other assets	46,316	52,687

Total assets	$2,793,490	$2,909,167

Liabilities and Equity
Liabilities:
Mortgages and other debt payable	$1,302,650	$1,301,535
Exchangeable senior notes, net of discount	168,284	165,155
Bank credit facility	269,000	206,000
Accounts payable and accrued expenses	258,439	281,918
Deferred tax liabilities	35,404	34,236
Deferred gain on sale of hotels	105,498	104,251

Total liabilities	2,139,275	2,093,095
Noncontrolling interests in SHR’s operating partnership	3,464	5,330
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock (par value $0.01 per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock (par value $0.01 per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share)	138,940	138,940
Common shares (par value $0.01 per share; 150,000,000 common shares authorized; 75,179,918 and 74,410,012 common shares issued and outstanding)	752	744
Additional paid-in capital	1,233,578	1,228,774
Accumulated deficit	(889,732)	(710,263)
Accumulated other comprehensive loss	(75,526)	(93,637)

Total SHR’s shareholders’ equity	626,993	783,539
Noncontrolling interests in consolidated affiliates	23,758	27,203

Total equity	650,751	810,742

Total liabilities and equity	$2,793,490	$2,909,167

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rooms	$108,143	$138,209	$309,356	$416,809
Food and beverage	56,554	73,802	174,304	244,083
Other hotel operating revenue	21,062	25,174	73,032	81,402

	185,759	237,185	556,692	742,294
Lease revenue	1,224	1,528	3,513	4,217

Total revenues	186,983	238,713	560,205	746,511

Operating Costs and Expenses:
Rooms	30,579	34,064	86,770	102,637
Food and beverage	43,686	54,439	130,642	170,959
Other departmental expenses	53,911	61,922	163,292	188,700
Management fees	6,496	9,851	20,918	30,507
Other hotel expenses	13,328	13,937	41,043	45,296
Lease expense	4,355	4,702	12,480	13,563
Depreciation and amortization	38,364	32,356	107,678	90,156
Impairment losses and other charges	30,795	96,679	81,009	96,679
Corporate expenses	5,519	6,541	21,399	21,537

Total operating costs and expenses	227,033	314,491	665,231	760,034

Operating loss	(40,050)	(75,778)	(105,026)	(13,523)
Interest expense	(26,903)	(22,050)	(77,128)	(67,554)
Interest income	202	443	714	1,497
Loss on early extinguishment of debt	—	—	(883)	—
Equity in earnings of joint ventures	1,573	2,367	2,144	3,170
Foreign currency exchange (loss) gain	(1,193)	2,604	(287)	4,082
Other income (expenses), net	125	(55)	168	(494)

Loss before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(66,246)	(92,469)	(180,298)	(72,822)
Income tax benefit (expense)	358	(103)	(424)	(6,750)
Distributions in excess of noncontrolling interest capital	—	(1,715)	—	(2,499)

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(65,888)	(94,287)	(180,722)	(82,071)
Loss on sale of noncontrolling interests in hotel properties	—	—	—	(46)

Loss from continuing operations	(65,888)	(94,287)	(180,722)	(82,117)
Income from discontinued operations, net of tax	—	37,319	—	44,587

Net Loss	(65,888)	(56,968)	(180,722)	(37,530)
Gain (loss) on currency translation adjustments	7,304	(32,541)	12,079	1,636
(Loss) gain on mark to market of derivatives	(27,412)	(5,200)	6,032	4,203

Comprehensive Loss	(85,996)	(94,709)	(162,611)	(31,691)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	1,099	1,221	2,067	412
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(696)	(1,778)	(1,044)	(2,887)

Comprehensive Loss Attributable to SHR	$(85,593)	$(95,266)	$(161,588)	$(34,166)

Net Loss	$(65,888)	$(56,968)	$(180,722)	$(37,530)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	844	739	2,297	487
Net income attributable to the noncontrolling interests in consolidated affiliates	(696)	(1,778)	(1,044)	(2,887)

Net Loss Attributable to SHR	(65,740)	(58,007)	(179,469)	(39,930)
Preferred shareholder dividends	(7,721)	(7,721)	(23,164)	(23,164)

Net Loss Attributable to SHR Common Shareholders	$(73,461)	$(65,728)	$(202,633)	$(63,094)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.97)	$(1.37)	$(2.69)	$(1.43)
Income from discontinued operations attributable to SHR	—	0.49	—	0.59

Net loss attributable to SHR common shareholders	$(0.97)	$(0.88)	$(2.69)	$(0.84)

Weighted average common shares outstanding	75,441	75,022	75,265	75,015

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net loss	$(180,722)	$(37,530)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(1,308)	(464)
Depreciation and amortization	107,678	91,307
Amortization of deferred financing costs, discount and interest rate swap costs	23,033	6,230
Non-cash impairment losses and other charges	81,009	96,679
Loss on early extinguishment of debt	883	—
Equity in earnings of joint ventures	(2,144)	(3,170)
Share-based compensation	5,532	4,193
Gain on sale of assets	(29)	(37,884)
Loss on sale of noncontrolling interests in hotel properties	—	46
Foreign currency exchange loss (gain)	287	(4,082)
Recognition of deferred and other gains, net	(3,607)	(4,020)
Distribution in excess of noncontrolling interest capital	—	2,499
Decrease in accounts receivable	5,766	5,585
(Increase) decrease in other assets	(1,577)	1,869
Decrease in accounts payable and accrued expenses	(4,147)	(15,400)

Net cash provided by operating activities	30,654	105,858

Investing Activities:
Proceeds from sales of assets	83	90,333
Proceeds from promissory note	—	6,000
Acquisition of hotel investments	—	(170)
Acquisition of interest in joint ventures	—	(1,228)
Escrow refunds	1,000	—
Cash received from joint venture	718	609
Decrease (increase) in security deposits related to sale-leasebacks	5,542	(1,625)
Capital expenditures	(63,602)	(147,191)
Decrease (increase) in restricted cash and cash equivalents	18,579	(3,514)
Other investing activities	359	(113)

Net cash used in investing activities	(37,321)	(56,899)

Financing Activities:
Borrowings under bank credit facility	125,500	149,000
Payments on bank credit facility	(62,500)	(131,000)
Payments on mortgages and other debt	—	(17,500)
Financing costs	(8,305)	(288)
Distributions to common shareholders	—	(53,928)
Distributions to preferred shareholders	—	(23,164)
Distributions to holders of noncontrolling interests in SHR’s operating partnership	—	(705)
Distributions to holders of noncontrolling interests in consolidated affiliates	(4,793)	(9,800)
Interest rate swap costs	(37,210)	—
Other financing activities	(409)	(182)

Net cash provided by (used in) financing activities	12,283	(87,567)

Effect of exchange rate changes on cash	1,911	(2,403)

Net change in cash and cash equivalents	7,527	(41,011)
Cash and cash equivalents, beginning of period	80,954	111,494

Cash and cash equivalents, end of period	$88,481	$70,483

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(6,032)	$(4,203)

Distributions declared and payable to common shareholders (see note 9)	$—	$18,004

Distributions payable to holders of noncontrolling interests in SHR’s operating partnership (see note 9)	$—	$236

(Decrease) increase in capital expenditures recorded as liabilities	$(7,446)	$3,872

Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$54,165	$61,020

Income taxes, net of refunds	$(291)	$10,638

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2009, the Company’s portfolio included 19 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Mexico City and Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2009. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of September 30, 2009, SH Funding owned or leased the following 19 hotels:

1. Fairmont Chicago	11. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale (1)	12. Marriott Champs Elysees Paris (Paris Marriott) (5)
3. Four Seasons Mexico City (2)	13. Marriott Hamburg (5)
4. Four Seasons Punta Mita Resort	14. Marriott Lincolnshire (6)
5. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (6)
6. Hotel del Coronado (3)	16. Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) (7)
7. Hyatt Regency La Jolla (4)	17. Ritz-Carlton Half Moon Bay
8. InterContinental Chicago (4)	18. Ritz-Carlton Laguna Niguel
9. InterContinental Miami	19. Westin St. Francis
10. InterContinental Prague

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property was sold on October 29, 2009 (see note 17).
(3)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(4)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(5)	The Company has leasehold interests in these properties.
(6)	These properties are subject to ground lease arrangements.
(7)	This hotel, formerly known as Hotel Le Parc, was rebranded on April 1, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2009, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At September 30, 2009, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Subsequent Events:

The Company has evaluated subsequent events through November 5, 2009, the day the financial statements were issued.

Restricted Cash and Cash Equivalents:

At September 30, 2009 and December 31, 2008, restricted cash and cash equivalents included $18,245,000 and $32,104,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At September 30, 2009 and December 31, 2008, restricted cash and cash equivalents also included reserves of $533,000 and $5,254,000, respectively, required by loan and other agreements.

Income Taxes:

SHR has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, SHR will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where the Company has operations do not recognize REITs under their respective tax laws. Accordingly, the Company is subject to tax in those jurisdictions.

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

For the three and nine months ended September 30, 2009 and 2008, income tax benefit (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current tax (expense):
Europe	$(306)	$(440)	$(812)	$(2,934)
Mexico	(188)	(984)	(833)	(3,191)
United States	(60)	(55)	(87)	(768)

	(554)	(1,479)	(1,732)	(6,893)

Deferred tax benefit (expense):
Europe	161	14	392	(659)
Mexico	938	740	457	(153)
United States	(187)	622	459	955

	912	1,376	1,308	143

Total income tax benefit (expense)	$358	$(103)	$(424)	$(6,750)

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), stock options (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The Company considers unvested RSUs participating securities. These unvested RSUs did not impact basic earnings per share for the three and nine months ended September 30, 2009 and 2008. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to SHR	$(65,740)	$(94,847)	$(179,469)	$(83,951)
Preferred shareholder dividends	(7,721)	(7,721)	(23,164)	(23,164)

Loss from continuing operations attributable to SHR common shareholders	$(73,461)	$(102,568)	$(202,633)	$(107,115)

Denominator:
Weighted average common shares – basic and diluted	75,441	75,022	75,265	75,015

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at September 30, 2009 and 2008 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2009	2008	2009	2008
Noncontrolling interests	971	976	971	976
Options and RSUs	1,511	1,521	1,511	1,521

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

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	5,890	—	5,890
Reclassification to equity in earnings of joint ventures	142	—	142
CTA activity	—	12,079	12,079

Balance at September 30, 2009	$(92,562)	$17,036	$(75,526)

Fair Value of Financial and Nonfinancial Instruments:

Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy has been established that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

New Accounting Guidance:

In June 2009, the Financial Accounting Standard Board (FASB) issued the FASB Accounting Standards Codification™ (Codification). This is the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification has an impact to the Company’s financial statement disclosures as all references to authoritative accounting literature are references in accordance with the Codification.

In June 2009, the FASB issued new accounting guidance which amends the consolidation guidance applicable to VIEs. The new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in June 2009 and determined that it did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. This new guidance is effective for business combinations with acquisition dates on or after fiscal years beginning on or after December 15, 2008. This new guidance will impact the Company’s accounting for future acquisitions.

In April 2009, the FASB issued new accounting guidance to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company adopted this new guidance in June 2009 and determined that this new guidance did not have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. The Company applied this change in accounting principle retrospectively to all prior periods presented. The adjustment had no effect on net cash flows from operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2009, this change in accounting principle resulted in an increase of $1,005,000 and $2,985,000, respectively, to interest expense and net loss and an increase of $0.01 and $0.04, respectively, to basic and diluted loss per share. The following table summarizes the effect of the accounting change on the Company’s prior period consolidated financial statements (in thousands, except per share data):

	Originally Reported	Effect of Change	As Adjusted
Statement of Operations for the three months ended September 30, 2008:
Interest expense	$(21,106)	$(944)	$(22,050)
Loss from continuing operations attributable to SHR	(93,903)	(944)	(94,847)
Net loss attributable to SHR	(57,063)	(944)	(58,007)
Per common share:
Basic loss	(0.86)	(0.02)	(0.88)
Diluted loss	(0.86)	(0.02)	(0.88)
Statement of Operations for the nine months ended September 30, 2008:
Interest expense	(64,706)	(2,848)	(67,554)
Loss from continuing operations attributable to SHR	(81,103)	(2,848)	(83,951)
Net loss attributable to SHR	(37,082)	(2,848)	(39,930)
Per common share:
Basic loss	(0.80)	(0.04)	(0.84)
Diluted loss	(0.80)	(0.04)	(0.84)
Balance Sheet as of December 31, 2008:
Deferred financing costs	10,668	(293)	10,375
Exchangeable Notes, net of discount	179,415	(14,260)	165,155
Additional paid-in capital	1,208,221	20,553	1,228,774
Accumulated deficit	(703,677)	(6,586)	(710,263)

In June 2008, the FASB ratified new accounting guidance to determine whether an instrument or embedded feature is indexed to an entity’s own stock. This new guidance provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the accounting guidance regarding derivative instruments and hedging activities. The transition under this new guidance requires a cumulative adjustment to the opening balance of retained earnings in the year in which the new guidance becomes effective. The Company adopted the new guidance on January 1, 2009 and determined that this new guidance did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued new accounting guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting. This new guidance indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method. The Company adopted this new guidance on January 1, 2009 and determined that this new guidance did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued new accounting guidance to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this new guidance on January 1, 2009 and complied with the expanded disclosure requirements, as applicable (see note 10).

In February 2008, the FASB issued new accounting guidance which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the new guidance with respect to its non-financial assets and liabilities and determined that the new guidance did not have a material impact on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of equity, a change that affects the Company’s financial statement presentation of minority interests in its consolidated subsidiaries. The new guidance specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This new guidance also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The Company adopted this new guidance on January 1, 2009 (see note 9). The new guidance is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss available to common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance broadens the previous guidance on business combinations, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. The new guidance also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. The new guidance expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The new guidance is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The Company adopted this new guidance on January 1, 2009 and the guidance will impact the Company’s accounting for future acquisitions and related transaction costs.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of September 30, 2009 and December 31, 2008, excluding unconsolidated joint ventures (in thousands):

	September 30, 2009	December 31, 2008
Land	$396,011	$397,429
Land held for development	121,341	120,367
Leasehold interest	11,633	11,633
Buildings	1,649,584	1,652,641
Building and leasehold improvements	101,483	81,821
Site improvements	53,550	53,510
Furniture, fixtures and equipment	447,768	412,840
Improvements in progress	32,346	70,229

Total investment in hotel properties	2,813,716	2,800,470
Less accumulated depreciation	(491,751)	(416,610)

Total investment in hotel properties, net	$2,321,965	$2,383,860

Consolidated hotel properties	18	18
Consolidated hotel rooms	7,601	7,590

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of September 30, 2009 and December 31, 2008, excluding unconsolidated joint ventures:

	September 30, 2009	December 31, 2008
Southern California	18.9%	18.6%
Northern California	18.1	18.7
Chicago, IL	16.7	16.4
Scottsdale, AZ	12.0	11.8
Washington, D.C.	5.7	6.4
Miami, FL	5.1	5.0

United States	76.5	76.9
Mexico	10.1	9.6
Prague, Czech Republic	6.4	5.7
London, England	4.6	4.2
Paris, France	2.4	3.6

Total	100.0%	100.0%

4.	IMPAIRMENT AND OTHER CHARGES

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

The Company performed an interim test for impairment of goodwill at June 30, 2009. The measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each hotel property to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as a discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, the Company is required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. Management has not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management to measure the estimated impairment charge of $41,869,000 as of June 30, 2009. This charge adjusted the carrying value of goodwill to its fair value of $0 and related to the Four Seasons Washington, D.C. ($23,900,000), the Ritz-Carlton Half Moon Bay ($15,483,000) and the Marriott London Grosvenor Square ($2,486,000) hotels.

An impairment test of long-lived assets was performed for the Renaissance Paris at September 30, 2009 as a result in a change in the anticipated holding period for that hotel. An impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows or other relevant data as to the fair value of the asset (Level 3 inputs). As a result of this test, the Company recorded an impairment charge of $30,795,000 related to the Renaissance Paris hotel for the three and nine months ended September 30, 2009.

The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on the Company’s hotel properties subsequent to September 30, 2009. Any such adjustment could be material, but will be non-cash.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Charges

The Company’s interest in the Luxury Leisure Properties International, L.L.C. (LLPI) venture was redeemed in May 2009 (see note 12). For the nine months ended September 30, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

In addition, the Company recorded a charge of approximately $0 and $8,139,000 to write off costs and deposits related to capital projects that management decided to abandon during the three and nine months ended September 30, 2009, respectively.

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

The following is a summary of income from discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Hotel operating revenues	$—	$—	$—	$24,275

Operating costs and expenses	—	75	—	16,264
Depreciation and amortization	—	—	—	1,151

Total operating costs and expenses	—	75	—	17,415

Operating (loss) income	—	(75)	—	6,860
Interest income	—	—	—	1
Other expenses, net	—	—	—	(257)
Income tax benefit	—	146	—	321
Gain on sale of assets	—	37,248	—	37,662

Income from discontinued operations	$—	$37,319	$—	$44,587

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of September 30, 2009 and December 31, 2008 included the following (in thousands):

	September 30, 2009	December 31, 2008
Hotel del Coronado and North Beach Ventures (a)	$73,091	$71,467
RCPM (b)	3,467	3,397
BuyEfficient (c)	6,609	6,653
LLPI (d)	—	605

Total investment in joint ventures	$83,167	$82,122

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $203,000 and $254,000 for the three months ended September 30, 2009 and 2008, respectively, and $508,000 and $795,000 for the nine months ended September 30, 2009 and 2008, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $55,000 and $118,000 for the nine months ended September 30, 2009 and 2008, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. One of the founders and officers of LLPI is the son-in-law of our president and chief executive officer. As of December 31, 2008, the Company had a 40% interest in this venture. The Company’s interest in the LLPI venture was redeemed in May 2009 (see note 12). For the nine months ended September 30, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	September 30, 2009	December 31, 2008
Assets
Investment in hotel properties, net	$318,446	$325,845
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	70,673	58,367
Restricted cash and cash equivalents	5,567	1,160
Other assets	18,782	25,861

Total assets	$485,869	$483,634

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$633,219	$632,276
Other liabilities	33,708	35,848
Partners’ deficit	(181,058)	(184,490)

Total liabilities and partners’ deficit	$485,869	$483,634

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Hotel operating revenue	$38,423	$44,084	$96,620	$118,403
Residential sales	823	(376)	5,020	10,759
Other	1,422	1,051	3,923	2,906

Total revenues	40,668	44,759	105,563	132,068
Expenses
Residential costs of sales	429	251	2,618	6,166
Hotel operating expenses	24,149	24,507	64,399	72,625
Depreciation and amortization	4,185	3,693	12,446	11,829
Other operating expenses	2,248	2,517	6,201	7,509

Total operating expenses	31,011	30,968	85,664	98,129

Operating income	9,657	13,791	19,899	33,939
Interest expense, net	(4,353)	(7,829)	(13,571)	(26,183)
Other expenses, net	(1,179)	(396)	(1,347)	(914)

Net income	$4,125	$5,566	$4,981	$6,842

Equity in earnings in joint ventures:
Net income	$4,125	$5,566	$4,981	$6,842
Joint venture partners’ share of income of joint ventures	(2,232)	(2,939)	(2,759)	(3,906)
Adjustments for basis differences, taxes and intercompany eliminations	(320)	(260)	(78)	234

Total equity in earnings of joint ventures	$1,573	$2,367	$2,144	$3,170

7.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended September 30, 2009 and 2008, the Company recognized $55,000 and $59,000 of the deferred gain, respectively, and for the nine months ended September 30, 2009 and 2008 recognized $159,000 and $178,000, respectively. As of September 30, 2009 and December 31, 2008, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,435,000 and $4,457,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,575,000 ($5,232,000 based on the foreign exchange rate as of September 30, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at September 30, 2009 and December 31, 2008 was $7,317,000 and $6,984,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,202,000 and $1,263,000 of the deferred gain for the three months ended September 30, 2009 and 2008, respectively, and $3,448,000 and $3,842,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $101,063,000 and $99,794,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,185,000 ($17,833,000 based on the foreign exchange rate as of September 30, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at September 30, 2009 and December 31, 2008 was $10,227,000 and $15,507,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

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

Mortgages and other debt payable at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity		September 30, 2009	December 31, 2008
Mortgage loans
Westin St. Francis (b)	70	August 2010	(c)	$220,000	$220,000
Fairmont Scottsdale	56	September 2010	(c)	180,000	180,000
InterContinental Chicago	106	October 2010	(c)	121,000	121,000
InterContinental Miami	73	October 2010	(c)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2010	(d)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2010	(d)	76,500	76,500
InterContinental Prague (e)	120	March 2012		152,204	145,277
Fairmont Chicago (b)	70	April 2012		123,750	123,750
Hyatt Regency La Jolla	100	September 2012		97,500	97,500
Marriott London Grosvenor Square (f)	110	October 2013		123,446	112,731

Total mortgage loans				1,302,650	1,285,008

Other debt (g)				—	16,527

Total mortgages and other debt payable				$1,302,650	$1,301,535

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.25% at September 30, 2009) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (0.75% at September 30, 2009). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.54% at September 30, 2009).

(b)	These mortgage loans require that the Company maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, the Company did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, the Company entered into second amendments to its mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described below, which is calculated without regard to goodwill. The Company met the requirements of this modified tangible net worth calculation as of September 30, 2009 and December 31, 2008.

(c)	These loans have one one-year extension remaining at the option of the Company or its consolidated affiliates. The Company exercised its second option to extend the maturity date of these loans by an additional year. The maturity dates exclude the one remaining one-year extension option.

(d)	These loans have two one-year extensions remaining at the option of the Company. The Company exercised its first option to extend the maturity date of these mortgage loans by an additional year. The maturity dates exclude the two remaining one-year extension options.

(e)

Under this loan, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. In August 2009, the lender completed an appraisal and notified the Company that based on the appraised value the Company was required to repay approximately €29.5 million in loan principal within 30 days.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The lender subsequently provided the Company with a waiver through December 5, 2009 to comply with the loan to value covenant. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. The Company did not meet this covenant for the quarter ended June 30, 2009 and entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments was deposited into a reserve account starting in the third quarter of 2009. The reserve funds will be released upon improvement in interest coverage on the loan. The Company is in discussions with the lender regarding these potential future events of default. Management has assessed that, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to the Company’s liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the bank credit facility.

(f)	This loan agreement requires maintenance of financial covenants, all of which the Company was in compliance with at September 30, 2009.

(g)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and will amortize the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder has released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the project with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses, are subject to the note holder being able to obtain certain permits and licenses to develop the land. If they are unable to obtain such permits and licenses within a proscribed time period, the Company would have the right to a full refund of the amounts previously paid to purchase the property, and the land ownership would revert back to the seller.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. On January 1, 2009, the Company adopted the provisions of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements and retrospectively recorded an additional discount on the Exchangeable Notes of $20,978,000 as of the issuance date (see note 2). The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheets and consolidated statements of operations (in thousands):

	September 30, 2009	December 31, 2008
Balance Sheet:
Principal amount of liability	$180,000	$180,000
Unamortized discount	(11,716)	(14,845)

Carrying amount of liability component	$168,284	$165,155

Carrying amount of equity component	$20,978	$20,978

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income Statement:
Coupon interest	$1,575	$1,575	$4,736	$4,690
Discount amortization	1,043	1,012	3,129	3,053

Total interest	$2,618	$2,587	$7,865	$7,743

Effective interest rate	6.25%	6.25%	6.25%	6.25%

The Exchangeable Notes can be exchanged for cash or shares of SHR’s common stock or a combination thereof, at the Company’s option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under the following circumstances:

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

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $2,140,000 in additional interest, or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. After the filing of the annual report on Form 10-K for the year ended December 31, 2008, the Company’s previous shelf registration statement was no longer effective. On March 26, 2009, a new registration statement was declared effective by the SEC. During the nine months ended September 30, 2009, the Company recorded additional interest expense of $11,000 under the registration rights agreement described above for the temporary unavailability of an effective registration statement with respect to SHR’s common stock that may, under certain circumstances, be issued with respect to the Exchangeable Notes.

Bank Credit Facility:

In February 2009, SH Funding entered into the third amendment to the bank credit facility, which among other things provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. In connection with this amendment, the Company wrote off $883,000 of unamortized deferred financing costs. The following summarizes key financial terms and conditions of the bank credit facility as amended:

•	the maximum facility size was reduced to $400,000,000;

•

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

lenders received additional collateral in the form of mortgages over the five borrowing base properties, which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

•

maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by an 8% debt constant on the balance outstanding under the facility, as defined in the loan agreement), or a 50% advance rate against the appraised value of the borrowing base assets;

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced; provided that the minimum corporate fixed charge coverage can increase up to 1.15 times subject to certain conditions set forth in the bank credit facility;

•	maximum corporate leverage of 80% as defined in the third amendment;

•	minimum tangible net worth of $600,000,000, excluding goodwill and currency translation adjustments;

•	default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times; and

•	restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

The weighted average interest rate for the three and nine months ended September 30, 2009 was 4.05% and 3.64%, respectively. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 50% advance rate against the appraised value of the borrowing base assets. Based upon the debt service coverage test, the Company had $350,400,000 available under the bank credit facility at September 30, 2009. At September 30, 2009, there was $269,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of September 30, 2009 for all mortgage debt, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2009 (remainder)	$—
2010	7,858
2011	887,858
2012	742,364
2013	113,570
Thereafter	—

1,751,650
Less discount on Exchangeable Notes	(11,716)

Total	$1,739,934

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $301,000 and $2,012,000 for the three months ended September 30, 2009 and 2008, respectively, and $1,519,000 and $6,370,000 for the nine months ended September 30, 2009 and 2008, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,835,000 and $929,000 for the three months ended September 30, 2009 and 2008, respectively, and $4,857,000 and $3,177,000 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Operating Matters:

The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, the Company has satisfied its short-term liquidity requirements through its existing working capital, cash provided by operations, and its bank credit facility. In February 2009, the Company entered into the third amendment to its bank credit facility, which among other things provides the Company with additional flexibility to maintain compliance with its financial covenants during 2009 and 2010 and provides sufficient borrowing capacity to meet its short-term liquidity requirements during such time. As of September 30, 2009, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility. As of September 30, 2009, maximum availability under the bank credit facility was $350,400,000, and outstanding borrowings and letters of credit in the aggregate were $269,750,000. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.00% as of September 30, 2009.

The Company’s available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of the Company’s hotels, and in particular, the results of the borrowing base assets. On October 29, 2009, the Company closed on the sale of the Four Seasons Mexico City for $54,000,000 (see note 17). The net proceeds from the sale after payment of closing costs and closing proration adjustments were used to pay down the bank credit facility. As of November 5, 2009, the outstanding borrowings and letters of credit in the aggregate were $210,750,000. Since the Four Season Mexico City was one of the five borrowing base assets, the availability under the bank credit facility has been reduced as a result of the sale. The new maximum availability is equal to the lesser of 45% of the appraised value of the remaining four borrowing base assets or 1.3 times debt service coverage on those assets, which was $313,500,000 as of September 30, 2009.

To further improve liquidity in the short term, the Company is actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. The Company believes that the measures it has taken as described above should be sufficient to satisfy its

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liquidity needs for the next 12 months. However, if current financial market conditions worsen and the Company’s business deteriorates further, it may breach one or more of its financial covenants or the maximum availability under the bank credit facility may fall below the Company’s short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes. If an event of default were to occur and the Company was unable to modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether the Company can continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the Company’s consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should the Company be unable to continue as a going concern.

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2008 (excluding 970,735 and 975,855 units of SH Funding outstanding at September 30, 2009 and December 31, 2008, respectively, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2008	74,410
Restricted stock units redeemed for shares of SHR common stock	770

Outstanding at September 30, 2009	75,180

As of September 30, 2009, no shares of SHR’s common stock have been repurchased under the $50,000,000 share repurchase program.

Distributions:

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Distributions are declared quarterly to holders of shares of SHR’s preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of September 30, 2009, unpaid cumulative dividends on SHR’s preferred stock were $23,164,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:

The Company adopted new accounting guidance on January 1, 2009, which requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of stockholders’ equity subject to the provisions of guidance regarding classification and measurement of redeemable securities. This guidance also expands disclosures in the financial statements to include amounts attributable to the parent for income from continuing operations and discontinued operations and a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners as presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Amounts attributable to SHR:
Loss from continuing operations	$(65,740)	$(94,847)	$(179,469)	$(83,951)
Discontinued operations	—	36,840	—	44,021

Net loss	$(65,740)	$(58,007)	$(179,469)	$(39,930)

	For the Nine Months Ended September 30, 2009
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance	$783,539	$27,203	$810,742	$5,330
RSUs redeemed for common shares	8	—	8	—
Net (loss) income	(179,469)	1,044	(178,425)	(2,297)
Gain on currency translation adjustments	11,926	—	11,926	153
Gain on mark to market of derivatives	5,955	—	5,955	77
Share-based compensation	5,171	—	5,171	64
Accumulated distributions to owners	—	(4,793)	(4,793)	—
Other	(137)	304	167	137

Ending balance	$626,993	$23,758	$650,751	$3,464

(a)	The Company adjusts the redeemable noncontrolling interests each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value. The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into common stock on a one-for-one basis. As of September 30, 2009 and December 31, 2008, the redeemable noncontrolling interests had a redemption value of approximately $2,514,000 (based on SHR’s common share price of $2.59 on September 30, 2009) and $1,639,000 (based on SHR’s common share price of $1.68 on December 31, 2008), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Nine Months Ended September 30, 2008
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance (as previously stated)	$1,236,839	$—	$1,236,839	$42,165
Impact of adopting new guidance on noncontrolling interests	(4,814)	30,653	25,839	(25,839)
Impact of adopting new guidance on accounting for convertible debt instruments	17,834	—	17,834	—

Beginning balance (restated)	1,249,859	30,653	1,280,512	16,326
RSUs redeemed for common shares	2	—	2	—
Net (loss) income	(39,930)	2,887	(37,043)	(487)
Gain on currency translation adjustments	1,625	—	1,625	22
Gain on mark to market of derivatives	4,150	—	4,150	53
Share-based compensation	3,944	—	3,944	51
Accumulated distributions to owners	(77,169)	(6,882)	(84,051)	(708)
Change in redemption value	4,814	—	4,814	(4,814)
Other	397	(157)	240	(397)

Ending balance	$1,147,692	$26,501	$1,174,193	$10,046

(a)	As of September 30, 2008 and December 31, 2007, the redeemable noncontrolling interests had a redemption value of approximately $7,368,000 (based on the September 30, 2008 SHR common share price of $7.55) and $16,326,000 (based on the December 31, 2007 SHR common share price of $16.73), respectively.

10.	DERIVATIVES

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Except as noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of September 30, 2009. As of September 30, 2009, all derivative liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the nine months ended September 30, 2009, the Company recorded $1,135,000 of hedge ineffectiveness as interest expense.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $51,463,000 will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate swaps	22	$1,350,000
Interest rate swap	1	£77,250
Interest rate swap	1	€104,000

At September 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 0.64% to 5.50% and maturity dates ranging from December 2009 to September 2014. In addition, at September 30, 2009 and December 31, 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72%, which adjusts to 3.22% for the period from January 2009 through January 2011, and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012.

At September 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s forward-starting interest swaps was $375,000,000 and $475,000,000, respectively. The forward-starting swaps have effective dates ranging from December 2009 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 4.96% to 5.42% and maturity dates ranging from December 2014 to February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate caps	9	$594,750

At September 30, 2009 and December 31, 2008, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from October 2009 to January 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(69,835)	$(98,089)

Derivatives not designated as hedging instruments:
Interest rate caps	Accounts payable and accrued expenses	$4	$(1)

(a)	This liability is based on an aggregate termination value of $(109,139,000) and $(166,616,000) excluding accrued interest and includes a CVA of $39,304,000 and $68,527,000 as of September 30, 2009 and December 31, 2008, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of September 30, 2009 or December 31, 2008. The following table reflects changes in liabilities categorized as Level 3 as of September 30, 2009 (in thousands):

Liabilities	Beginning Balance	Interest Rate Swap Transaction (b)	Unrealized (Losses)	Ending Balance
Interest rate swaps	$(98,089)	$37,280	$(9,026)	$(69,835)

(b)	During the nine months ended September 30, 2009, the Company entered into transactions to buy down several of the domestic interest rate swap fixed pay rates to current market rates. The swaps have effective dates of March 15, 2009 and remain designated as cash flow hedges. The termination value of $32,220,000 will be reclassified from accumulated OCL into earnings over the life of the swaps. During the nine months ended September 30, 2009, the Company paid $5,060,000 to buy down the GBP LIBOR interest rate swap fixed pay rate from 5.72% to 3.22% for the period from January 15, 2009 through January 17, 2011. The modified swap will remain designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction will be reclassified into earnings over the life of the swap.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended September 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of (Loss) Recognized in Accumulated OCL		Location of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Effective Portion of (Loss) Reclassified from Accumulated OCL into Income		Location of (Loss) Recognized in Income (Ineffective Portion)	Amount of (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(41,539)	$(11,402)	Interest expense	$(14,127)	$(6,203)	Interest expense	$(990)	$—

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivative	(Loss) Gain Recognized in Income on Derivative
		2009	2008
Interest rate caps	Other income (expenses), net	$4	$18
Interest rate caps	Equity in earnings of joint ventures	$(46)	$(193)

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the nine months ended September 30, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of (Loss) Recognized in OCL		Location of (Loss) Reclassified from Accumulated OCL into Income (Effective Portion)	Effective Portion of (Loss) Reclassified from Accumulated OCL into Income		Location of (Loss) Recognized in Income (Ineffective Portion)	Amount of (Loss) Recognized in Income (Ineffective Portion)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(35,116)	$(10,825)	Interest expense	$(41,148)	$(15,028)	Interest expense	$(1,135)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	Gain (Loss) Recognized in Income on Derivative
		2009	2008
Interest rate caps	Other income (expenses), net	$5	$5
Interest rate caps	Equity in earnings of joint ventures	$(229)	$(507)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was ($111,189,000). As of September 30, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at their termination value of ($111,189,000). The Company has not breached any of the provisions as of September 30, 2009.

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

On August 27, 2009, the Company granted an award of 75,000 RSUs to its chief executive officer in connection with his amended and restated employment agreement. These RSUs will vest in three equal annual installments, subject to acceleration upon certain events and other terms of his amended and restated employment agreement.

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated. The Company recorded compensation expense of $407,000 and $1,282,000 related to share-based employee compensation for the three months ended September 30, 2009 and 2008, respectively, and $5,532,000 and $4,193,000 for the nine months ended September 30, 2009 and 2008, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2009, there was $1,940,000 of total unrecognized compensation expense related to nonvested RSUs, performance-based RSUs and Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.3 years for nonvested RSUs, 1.1 years for performance-based RSUs and 1.2 years for Options.

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of the Company’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of the Company’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at anytime prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of the Company’s market capitalization based on the value of a share of the Company’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing the opportunity to earn an amount equal to 2.5% of the Company’s market capitalization) can be allocated under the Value Creation Plan to key employees, and 600,000 of those units have been granted to the Company’s chief executive officer. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheet. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at September 30, 2009 and the compensation expense recognized for the three and nine months ended September 30, 2009 was $48,000.

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

In January 2009, due to a change in market conditions, the members of LLPI approved a restructuring of the venture, in which the Company was released from its obligation for the additional $800,000 subscription amount. All other partners, including Mr. Franco, were also released from their additional subscription commitments. Additionally, LLPI redeemed the 40% interest of one of the unrelated partners for $626,000, its approximate book value at that date, and released the unrelated third party from the remainder of its subscription obligation. As part of the restructuring, the Company also received repayment of $128,000 from its original investment of $1,200,000 and a release from its remaining commitment and Mr. Franco received repayment of $43,000 from his original investment of $300,000 and a release of his remaining commitment. After the restructuring, the Company owned 68.6% of the venture, Mr. Franco owned 15.7% of the venture and an unrelated party owned 15.7% of the venture. Effective February 1, 2008, the Company entered into an asset management agreement with LLPI for its ownership interest in the RCPM for $10,000 per month, which was subsequently terminated in February 2009.

The Company’s interest in the LLPI venture was redeemed in May 2009, upon which Mr. Franco owned 40% and the other remaining member owned 60% of LLPI. As part of the redemption, the Company received a return of $185,000 of capital and the remaining $190,000 in the Company’s capital account was re-allocated to the remaining members, including Mr. Franco. At the time of the Company’s redemption, LLPI also distributed $181,000 to each of the remaining members, including Mr. Franco.

From March 2009 through August 2009, LLPI, which has changed its name to Punta Mita Properties, LLC, provided asset management services to RCPM for a fee of $25,000 per month. Beginning in September 2009, the fees for the asset management services were reduced to a $10,000 base fee per month, with an opportunity to earn an additional $15,000 per month if certain sales occur (see note 6).

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

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels shall serve as a consultant to the Company until December 31, 2009 (the Termination Date) and shall receive $125,000, payable in monthly installments in consideration of (i) Mr. Michels’ consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. For the three months ended September 30, 2009 and 2008, the Company recognized expense of $58,000 and $92,000, respectively, and $132,000 and $382,000 for the nine months ended September 30, 2009 and 2008, respectively, related to the consulting agreement.

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

Letters of Credit:

As of September 30, 2009, the Company provided $750,000 in letters of credit related to its office space lease.

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

On February 26, 2009, the Company entered into an amendment to the promise to purchase and sale agreement. Under the amended agreement, the developer will refund $4,000,000 of the initial earnest money deposit in scheduled payments through May 2010. During the second quarter of 2009, the Company received $1,000,000 of the refund from the developer and wrote down $2,000,000 of the deposit due to the uncertainty of collecting the full amount of the refund.

Subsequent to September 30, 2009, the Company entered into an agreement to terminate the promise to purchase and sale agreement for payment of $3,000,000, which was received as of November 4, 2009. The Company had $2,693,000 and $5,693,000 recorded as earnest money deposits in other assets as of September 30, 2009 and December 31, 2008, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction Contracts:

The Company has executed various contracts related to construction activities. As of September 30, 2009, the Company’s obligations under these contracts amounted to approximately $2,129,000. All of the construction activities related to these contracts are expected to be completed in 2009.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

In June 2009, the Company adopted new guidance on interim disclosures about fair value of financial instruments. This new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this new guidance, fair values for these assets and liabilities were only disclosed once a year. The new guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

As of September 30, 2009 and December 31, 2008, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At September 30, 2009 and December 31, 2008, there was no fixed-rate mortgage debt.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of September 30, 2009, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed in Note 8 above. Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $101,000,000 to $166,000,000 lower than the carrying value of $1,571,650,000. To calculate the fair value of the Exchangeable Notes as of September 30, 2009, the Company assumed a market spread of between 400 to 600 basis points and estimated the fair value to be approximately $8,000,000 to $17,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the Company’s total debt would be approximately $37,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2008, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed in Note 8 above. Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $148,000,000 to $252,000,000 lower than the carrying value of $1,491,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2008, the Company assumed a market spread of between 400 to 600 basis points over the 5 year swap rate at December 31, 2008 and estimated the fair value to be approximately $10,000,000 to $21,000,000 lower than the carrying value of $179,415,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the Company’s total debt would be approximately $57,000,000.

Interest rate swap and cap agreements have been recorded at their estimated fair values.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of September 30, 2009, the Company’s foreign operations and long-lived assets consisted of two Mexican hotel properties, three Mexican development sites, a 31% interest in a Mexican joint venture, RCPM, and five European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$143,753	$178,392	$433,426	$560,537
Mexico	9,840	17,932	40,804	70,151
Europe	33,390	42,389	85,975	115,823

Total	$186,983	$238,713	$560,205	$746,511

	September 30, 2009	December 31, 2008
Long-lived Assets:
United States	$1,839,257	$1,943,608
Mexico	249,008	242,287
Europe	350,356	350,571

Total	$2,438,621	$2,536,466

16.	MANAGEMENT AGREEMENTS

In the second quarter of 2007, an affiliate of Marriott International (Marriott) and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At September 30, 2009 and December 31, 2008, deferred credits of $9,331,000 and $9,964,000, respectively, were included in accounts payable and accrued expenses.

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period is €5,000,000 ($7,318,000 based on the foreign exchange rate at September 30, 2009). The guarantee period began on July 31, 2007 and will continue through the earlier of (a) December 31, 2011, (b) the date at which the maximum guarantee has been funded or (c) the termination of the agreement. For the three and nine months ended September 30, 2009 and 2008, the Company did not recognize any revenue related to the performance guarantee.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Management Agreement

In April 2009, the Company entered into an asset management services agreement with an unaffiliated third party to provide asset management services to two hotels not owned by the Company. Under the agreement, the Company earns a base management fee of $400,000 per year and has the potential to earn an additional incentive management fee. For the three and nine months ended September 30, 2009, the Company earned $75,000 and $135,000, respectively, in fees under this agreement, which are included in other income (expenses), net.

17.	SUBSEQUENT EVENTS

On October 29, 2009, the Company sold the Four Seasons Mexico City property for a gross price of $54,000,000 and expects to record a gain of approximately $4,500,000 in the fourth quarter. In connection with the purchase and sale agreement, the Company provided a $2,000,000 letter of credit to the purchaser to secure the indemnity obligations of the seller thereunder.

On October 19, 2009, the Company entered into a purchase and sale agreement to sell two apartment buildings associated with the InterContinental Prague hotel for a gross sales price of 130,000,000 Czech crown ($7,496,000 based on the foreign exchange rate as of October 19, 2009). The Company expects to finalize the transaction and receive the proceeds of the sale in the fourth quarter.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements—Note 1 General” for the hotel interests owned by us as of September 30, 2009.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2009. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we,” “our” and “us” are references to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2009, as applicable, unless otherwise noted.

Outlook

We expect revenue per available room (RevPAR) and occupancy declines to continue through the remainder of 2009 and into the first part of 2010. The lodging industry continues to deal with a weak operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand. While we are beginning to see certain improvements in the macroeconomic trends, this has not yet translated into improved operating performance because lodging demand typically lags movements in the broader economy.

The decline in occupied room nights in nearly all segments of the business continued in the third quarter of 2009 with losses of transient occupancy concentrated in the highest rated premium segment of the business, which was replaced primarily with less expensive discounted business. Corporate demand for group business waned as a result of corporate cost cutting initiatives and leisure demand was impacted by reduced consumer spending.

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

Factors Affecting Our Results of Operations

Sale of Interests in Hotel Properties. In July 2008, we sold the Hyatt Regency Phoenix hotel for net sales proceeds of $89.6 million, which resulted in a gain of approximately $37.1 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

Total Portfolio Definition. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties included in discontinued operations.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2009 and 2008 consisted of:

	Total Portfolio % of Total Revenues
	2009	2008
Revenues:
Rooms	55.2%	55.8%
Food and beverage	31.1%	32.7%
Other hotel operating revenue	13.1%	10.9%

	99.4%	99.4%
Lease revenue	0.6%	0.6%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 62.5% and 55.4% of the rooms sold during the nine months ended September 30, 2009 and 2008, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 37.5% and 44.6% of the rooms sold during the nine months ended September 30, 2009 and 2008, respectively. We divide our group customers into the following subcategories:

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

Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2009 and 2008 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2009	2008
Hotel Operating Expenses:
Rooms	19.6%	19.1%
Food and beverage	29.5%	31.8%
Other departmental expenses	36.9%	35.1%
Management fees	4.7%	5.6%
Other hotel expenses	9.3%	8.4%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 47.6% and 46.3% of the total hotel operating expenses for the nine months ended September 30, 2009 and 2008, respectively.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million and $1.3 million for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $4.0 million for the nine months ended September 30, 2009 and 2008, respectively.

Impairment losses. Overall weakness in the U.S. economy, particularly turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by the U.S. GDP growth, business investment and employment growth, weakened. We determined that these conditions have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, which are indicators of potential impairment of goodwill and long-lived assets, and that an evaluation of carrying values of goodwill, intangibles, and long-lived assets during the second quarter of 2009 was therefore required. Based on our evaluation, we recorded an estimated non-cash goodwill impairment charge of $41.9 million during the second quarter of 2009.

An impairment test of long-lived assets was performed for the Renaissance Paris Hotel Le Parc Trocadero hotel (Renaissance Paris) at September 30, 2009 as a result of a change in the anticipated holding period for that hotel. As a result of this test, we recorded an impairment charge of $30.8 million related to the Renaissance Paris hotel for three and nine months ended September 30, 2009.

The estimates and assumptions made in assessing fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to September 30, 2009. Any such adjustment could be material, but will be non-cash. See “—Critical Accounting Policies” for further detail regarding our analysis.

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

Sale of the Four Seasons Mexico City Property. On October 29, 2009, we sold the Four Seasons Mexico City property for a gross price of $54.0 million and expect to record a gain of approximately $4.5 million in the fourth quarter.

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

Operating Results

The following table presents the operating results for the three months ended September 30, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$108,143	$138,209	$(30,066)	21.8%
Food and beverage	56,554	73,802	(17,248)	23.4%
Other hotel operating revenue	21,062	25,174	(4,112)	16.3%

	185,759	237,185	(51,426)	21.7%
Lease revenue	1,224	1,528	(304)	19.9%

Total revenues	186,983	238,713	(51,730)	21.7%

Operating Costs and Expenses:
Hotel operating expenses	148,000	174,213	(26,213)	15.0%
Lease expense	4,355	4,702	(347)	7.4%
Depreciation and amortization	38,364	32,356	6,008	18.6%
Impairment losses and other charges	30,795	96,679	(65,884)	68.1%
Corporate expenses	5,519	6,541	(1,022)	15.6%

Total operating costs and expenses	227,033	314,491	(87,458)	27.8%

Operating loss	(40,050)	(75,778)	35,728	47.1%
Interest expense, net	(26,701)	(21,607)	(5,094)	23.6%
Equity in earnings of joint ventures	1,573	2,367	(794)	33.5%
Foreign currency exchange (loss) gain	(1,193)	2,604	(3,797)	145.8%
Other income (expenses), net	125	(55)	180	327.3%

Loss before income taxes, distributions in excess of noncontrolling interest capital and discontinued operations	(66,246)	(92,469)	26,223	28.4%
Income tax benefit (expense)	358	(103)	461	447.6%
Distributions in excess of noncontrolling interest capital	—	(1,715)	1,715	100.0%

Loss from continuing operations	(65,888)	(94,287)	28,399	30.1%
Income from discontinued operations, net of tax	—	37,319	(37,319)	100.0%

Net loss	(65,888)	(56,968)	(8,920)	15.7%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	844	739	105	14.2%
Net income attributable to the noncontrolling interests in consolidated affiliates	(696)	(1,778)	1,082	60.9%

Net loss attributable to SHR	$(65,740)	$(58,007)	$(7,733)	13.3%

Operating Data (1):
Number of hotels	18	18
Number of rooms	7,601	7,589

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for this sold hotel are included in income from discontinued operations, net of tax for the three months ended September 30, 2009 and 2008.

Rooms. Rooms revenue decreased $30.1million, or 21.8%, for the three months ended September 30, 2009 from the three months ended September 30, 2008. RevPAR for the three months ended September 30, 2009 decreased by 21.9% from the three months ended September 30, 2008. The components of RevPAR from our Total Portfolio for the three months ended September 30, 2009 and 2008 are summarized as follows:

	Three Months Ended September 30,
	2009	2008
Occupancy	71.70%	75.89%
ADR	$224.91	$272.00
RevPAR	$161.26	$206.42

When compared to the third quarter of last year, rooms revenue decreased across our portfolio of hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. Significant declines in RevPAR were specifically noted at the Four Seasons Mexico City (37.1%) and Four Seasons Punta Mita (48.4%) hotels, which have not fully recovered from a substantial loss of business due to the swine flu outbreak in Mexico.

Food and Beverage. Food and beverage revenue decreased $17.2 million, or 23.4%, for the three months ended September 30, 2009 from the three months ended September 30, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. Significant declines in food and beverage revenue were specifically noted at the Four Seasons Mexico City and Four Seasons Punta Mita hotels, which had a substantial loss of business due to the swine flu outbreak in Mexico. The decrease in revenue was partially offset by an increase at the Four Seasons Washington, D.C., which opened a new restaurant in the first quarter of 2009 and recovered business that was displaced during the renovation of the hotel in 2008.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $4.1 million, or 16.3%, for the three months ended September 30, 2009 from the three months ended September 30, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort resulting from lower demand due to the weak economy and the impact of the swine flu outbreak in Mexico.

Lease Revenue. Lease revenue decreased $0.3 million, or 19.9%, for the three months ended September 30, 2009 from the three months ended September 30, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2009 and 2008, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$30,579	$34,064	$(3,485)	10.2%
Food and beverage	43,686	54,439	(10,753)	19.8%
Other departmental expenses	53,911	61,922	(8,011)	12.9%
Management fees	6,496	9,851	(3,355)	34.1%
Other hotel expenses	13,328	13,937	(609)	4.4%

Total hotel operating expenses	$148,000	$174,213	$(26,213)	15.0%

Hotel operating expenses decreased $26.2 million, or 15.0%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $4.6 million decrease in food and beverage costs, and the successful implementation of our fixed-cost reduction initiative, which included a $9.6 million decrease in payroll due to lower headcount totals. The $3.4 million decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $6.0 million, or 18.6%, for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. The increase is due to capital projects being placed in service after the third quarter of 2008. Major projects were placed into service at the Four Seasons Washington, D.C., the Fairmont Scottsdale, and the Westin St. Francis.

Impairment Losses and Other Charges. During the three months ended September 30, 2009, we recorded a non-cash impairment charge of $30.8 million related to the long-lived assets of the Renaissance Paris hotel due to a change in the anticipated holding period of this hotel. During the three months ended September 30, 2008, we reviewed our goodwill and other intangible assets for potential impairment and recorded an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets. The charges related to the Fairmont Scottsdale ($50.7 million) and the Ritz-Carlton Laguna Niguel ($7.1 million). We also recorded a charge of approximately $35.2 million related to abandoning our planned purchase of an interest in a mixed-use building, the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.2 million in planning and development costs. Finally, we abandoned several capital projects at certain of our properties due to unfavorable market conditions. We recorded a charge of approximately $3.6 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses decreased $1.0 million, or 15.6%, for the three months ended September 30, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to a decrease in share-based employee compensation expense due to the vesting acceleration of certain RSUs in the first quarter of 2009 in addition to a decrease in terminated transaction costs. These decreases were offset by increases in legal fees related to the disposition of hotel properties and loan negotiations.

Interest Expense, Net. The $5.1 million, or 23.6%, increase in interest expense, net for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 was primarily due to:

•	a $1.9 million increase attributable to higher average borrowings,

•	a $1.7 million decrease in capitalized interest,

•	a $0.9 million increase in the amortization of deferred financing costs,

•	a $0.4 million increase due to the net impact of an increase in amortization of interest rate swap costs offset by lower average interest rates, and

•	a $0.2 million decrease in interest income.

The components of interest expense, net for the three months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2009	2008
Mortgages and other debt	$(12,475)	$(19,478)
Bank credit facility	(3,113)	(1,068)
Exchangeable senior notes (Exchangeable Notes)	(1,575)	(1,575)
Amortization of Exchangeable Notes discount	(1,043)	(1,012)
Amortization of deferred financing costs	(1,835)	(929)
Amortization of interest rate swap costs	(7,163)	—
Interest income	202	443
Capitalized interest	301	2,012

Total interest expense, net	$(26,701)	$(21,607)

The weighted average debt outstanding for the three months ended September 30, 2009 and 2008 amounted to $1.8 billion and $1.6 billion, respectively, and the weighted average interest rate for each of the three months ended September 30, 2009 and 2008, including the effect of interest rate swaps, was 5.7%. At September 30, 2009, including the effect of interest rate swaps, 18.4% of our total debt had variable interest rates and 81.6% had fixed interest rates.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Three months ended September 30, 2009 (in thousands):

	Hotel del Coronado/North Beach Ventures	Four Seasons Residence Club Punta Mita (RCPM)	BuyEfficient	Total
Equity in earnings (losses)	$1,535	$(56)	$94	$1,573

Depreciation	1,938	32	—	1,970
Interest expense	1,894	23	—	1,917
Income tax expense (benefit)	751	(25)	—	726

Three months ended September 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	Luxury Leisure Properties (LLPI)	Total
Equity in earnings (losses)	$2,705	$(194)	$84	$(228)	$2,367

Depreciation	1,848	—	—	—	1,848
Interest expense	3,506	135	—	—	3,641
Income tax expense (benefit)	694	(71)	—	—	623

We recorded $1.6 million of equity in earnings during the three months ended September 30, 2009, which is a $0.8 million change from the $2.4 million equity in earnings during the three months ended September 30, 2008. The change was primarily due to a decrease in the operating performance at the Hotel del Coronado when compared to the prior quarter partially offset by a decrease in interest expense at the Hotel Del Coronado Venture, which was the result of lower interest rates.

Foreign Currency Exchange (Loss) Gain. We recorded a foreign currency exchange loss of $1.2 million during the three months ended September 30, 2009, which is a $3.8 million change from the $2.6 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel and working capital at certain hotel properties.

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase to other income, net of $0.1 million for the three months ended September 30, 2009 from other expenses, net of $0.1 million for the three months ended September 30, 2008 was primarily due to a decrease in state and local tax expense.

Income Tax Benefit (Expense). Income tax expense changed to a $0.4 million benefit during the three months ended September 30, 2009 when compared to a $0.1 million expense during the three months ended September 30, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in excess of the noncontrolling interest partners’ capital account in the amount of $1.7 million for the three months ended September 30, 2008. On January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. The adoption of this new guidance requires that any future distributions that exceed a noncontrolling interest partner’s capital balance will be recorded as a deficit in the noncontrolling interest balance and will no longer be reflected in the consolidated statements of operations.

Income from Discontinued Operations, Net of Tax. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of this hotel were reclassified as discontinued operations for the three months ended September 30, 2008. Income from discontinued operations amounted to $37.3 million for the three months ended September 30, 2008, which includes a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel.

Net Loss Attributable to Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership increased by $0.1 million when compared to prior year. This change was due to the increase in net loss recognized during the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $1.1 million for the three months ended September 30, 2009 when compared to the same period in the prior year due to lower net income of our consolidated affiliates.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

Operating Results

The following table presents the operating results for the nine months ended September 30, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$309,356	$416,809	$(107,453)	25.8%
Food and beverage	174,304	244,083	(69,779)	28.6%
Other hotel operating revenue	73,032	81,402	(8,370)	10.3%

	556,692	742,294	(185,602)	25.0%
Lease revenue	3,513	4,217	(704)	16.7%

Total revenues	560,205	746,511	(186,306)	25.0%

Operating Costs and Expenses:
Hotel operating expenses	442,665	538,099	(95,434)	17.7%
Lease expense	12,480	13,563	(1,083)	8.0%
Depreciation and amortization	107,678	90,156	17,522	19.4%
Impairment losses and other charges	81,009	96,679	(15,670)	16.2%
Corporate expenses	21,399	21,537	(138)	0.6%

Total operating costs and expenses	665,231	760,034	(94,803)	12.5%

Operating loss	(105,026)	(13,523)	(91,503)	676.6%
Interest expense, net	(76,414)	(66,057)	(10,357)	15.7%
Loss on early extinguishment of debt	(883)	—	(883)	100.0%
Equity in earnings of joint ventures	2,144	3,170	(1,026)	32.4%
Foreign currency exchange (loss) gain	(287)	4,082	(4,369)	107.0%
Other income (expenses), net	168	(494)	662	134.0%

Loss before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(180,298)	(72,822)	(107,476)	147.6%
Income tax expense	(424)	(6,750)	6,326	93.7%
Distributions in excess of noncontrolling interest capital	—	(2,499)	2,499	100.0%

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(180,722)	(82,071)	(98,651)	120.2%
Loss on sale of noncontrolling interests in hotel properties	—	(46)	46	100.0%

Loss from continuing operations	(180,722)	(82,117)	(98,605)	120.1%
Income from discontinued operations, net of tax	—	44,587	(44,587)	100.0%

Net loss	(180,722)	(37,530)	(143,192)	381.5%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	2,297	487	1,810	371.7%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,044)	(2,887)	1,843	63.8%

Net loss attributable to SHR	$(179,469)	$(39,930)	$(139,539)	349.5%

Operating Data (1):
Number of hotels	18	18
Number of rooms	7,601	7,589

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for this sold hotel are included in income from discontinued operations, net of tax for the nine months ended September 30, 2009 and 2008.

Rooms. Rooms revenue decreased $107.5 million, or 25.8%, for the nine months ended September 30, 2009 from the nine months ended September 30, 2008. RevPAR for the nine months ended September 30, 2009 decreased by 25.6% from the nine months ended September 30, 2008. The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2009 and 2008 are summarized as follows:

	Nine Months Ended September 30,
	2009	2008
Occupancy	66.05%	73.85%
ADR	$235.23	$282.94
RevPAR	$155.38	$208.95

When comparing the same period from prior year, rooms revenue decreased across our portfolio of hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. The majority of our portfolio properties incurred significant declines in RevPAR ranging from 20%-40%.

Food and Beverage. Food and beverage revenue decreased $69.8 million, or 28.6%, for the nine months ended September 30, 2009 from the nine months ended September 30, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. hotel. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. The decrease in revenue was partially offset by increases at the Four Seasons Washington, D.C. hotel, which opened a new restaurant in the first quarter of 2009 and recovered business that was displaced during the renovation of the hotel in 2008.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $8.4 million, or 10.3%, for the nine months ended September 30, 2009 from the nine months ended September 30, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to the weak economy and the swine flu outbreak. These decreases were partially offset by an $8.2 million increase in cancellation fees received primarily at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, and Ritz-Carlton Laguna Niguel hotels.

Lease Revenue. Lease revenue decreased $0.7 million, or 16.7%, for the nine months ended September 30, 2009 from the nine months ended September 30, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market and changes in the foreign currency exchange rates.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2009 and 2008, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$86,770	$102,637	$(15,867)	15.5%
Food and beverage	130,642	170,959	(40,317)	23.6%
Other departmental expenses	163,292	188,700	(25,408)	13.5%
Management fees	20,918	30,507	(9,589)	31.4%
Other hotel expenses	41,043	45,296	(4,253)	9.4%

Total hotel operating expenses	$442,665	$538,099	$(95,434)	17.7%

Hotel operating expenses decreased $95.4 million, or 17.7%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $15.6 million decrease in food and beverage costs and a $7.6 million decrease in credit card and travel agent commissions, and the successful implementation of our fixed-cost reduction initiative, which included a $38.5 million decrease in payroll due to lower headcount totals. The $9.6 million decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $17.5 million, or 19.4%, for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. The increase is due to capital projects being placed in service after the first nine months of 2008. Major projects were placed in service at the Marriott London Grosvenor Square, the Fairmont Scottsdale, the Westin St. Francis, the Four Seasons Washington, D.C., and the Paris Marriott.

Impairment Losses and Other Charges. During the nine months ended September 30, 2009, we recorded an estimated non-cash goodwill impairment charge of $41.9 million. The charge related to the Four Seasons Washington, D.C. ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. In addition, we recorded a non-cash long-lived asset impairment charge of $30.8 million related to the Renaissance Paris hotel due to a change in the anticipated holding period for this hotel.

During the nine months ended September 30, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $8.1 million to write off capitalized costs and deposits related to these projects. For the nine months ended September 30, 2009, we recorded a charge of $0.2 million to write off our investment in LLPI. Our interest in the LLPI venture was redeemed in May 2009.

During the nine months ended September 30, 2008, we recorded an estimated non-cash impairment charge that consisted of $57.2 million of goodwill and $0.6 million of other intangible assets. The charges related to the Fairmont Scottsdale ($50.7 million) and the Ritz-Carlton Laguna Niguel ($7.1 million). We also recorded a charge of approximately $35.2 million related to abandoning our planned purchase of an interest in a mixed-use building, the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.2 million in planning and development costs. Finally, we abandoned several capital projects at certain of our properties due to unfavorable market conditions. We recorded a charge of approximately $3.6 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses decreased $0.1 million, or 0.6%, for the nine months ended September 30, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to a decrease in professional fees, a decrease in salaries, payroll taxes, and benefits due to lower headcount at the corporate office, and a decrease in costs related to terminated transactions, partially offset by an increase related to the vesting acceleration of certain RSUs issued prior to December 31, 2008 and an increase in legal fees related to the disposition of hotel properties and loan negotiations.

Interest Expense, Net. The $10.4 million, or 15.7%, increase in interest expense, net for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 was primarily due to:

•	a $4.9 million decrease in capitalized interest,

•	a $3.8 million increase attributable to higher average borrowings,

•	a $1.7 million increase in the amortization of deferred financing costs, and

•	a $0.8 million decrease in interest income, partially offset by

•	a $0.8 million decrease due to the net impact of lower average interest rates offset by an increase in amortization of interest rate swap costs.

The components of interest expense, net for the nine months ended September 30, 2009 and 2008 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Mortgages and other debt	$(42,298)	$(58,508)
Bank credit facility	(8,435)	(4,496)
Exchangeable Notes	(4,736)	(4,690)
Amortization of Exchangeable Notes discount	(3,129)	(3,053)
Amortization of deferred financing costs	(4,857)	(3,177)
Amortization of interest rate swap costs	(15,192)	—
Interest income	714	1,497
Capitalized interest	1,519	6,370

Total interest expense, net	$(76,414)	$(66,057)

The weighted average debt outstanding for the nine months ended September 30, 2009 and 2008 amounted to $1.8 billion and $1.7 billion, respectively, and the weighted average interest rates for the nine months ended September 30, 2009 and 2008, including the effect of interest rate swaps, were 5.6% and 5.7%, respectively. At September 30, 2009, including the effect of interest rate swaps, 18.4% of our total debt had variable interest rates and 81.6% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Nine months ended September 30, 2009 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	Total
Equity in earnings	$1,824	$114	$206	$2,144

Depreciation	5,763	96	—	5,859
Interest expense	5,925	68	—	5,993
Income tax expense	551	33	—	584

Nine months ended September 30, 2008 (in thousands):

	Hotel del Coronado/North Beach Ventures	RCPM	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$3,025	$525	$115	$(495)	$3,170

Depreciation	5,495	—	—	—	5,495
Interest expense	11,494	135	—	—	11,629
Income tax expense	392	192	—	—	584

We recorded $2.1 million of equity in earnings during the nine months ended September 30, 2009, which is a $1.1 million change from the $3.2 million equity in earnings during the nine months ended September 30, 2008. The change was primarily due to a decrease in operating performance related to the Hotel Del Coronado and the Four Seasons Residence Club Punta Mita, partially offset by a decrease in interest expense at the Hotel del Coronado Venture, which was the result of lower interest rates.

Foreign Currency Exchange (Loss) Gain. We recorded a foreign currency exchange loss of $0.3 million during the nine months ended September 30, 2009, which is a $4.4 million decrease from the $4.1 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel and working capital at certain foreign hotel properties.

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The change to other income, net of $0.2 million during the nine months ended September 30, 2009 from the other expenses, net of $0.5 million during the nine months ended September 30, 2009 is primarily attributable to a $0.8 million decrease in state and local tax expense, offset by a $0.2 million decrease in asset management fee income.

Income Tax Expense. Income tax expense decreased $6.3 million during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in excess of the noncontrolling interest partners’ capital account in the amount of $2.5 million during the nine months ended September 30, 2008. On January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. The adoption of this new guidance requires that any future distributions that exceed a noncontrolling interest partner’s capital balance will be recorded as a deficit in the noncontrolling interest balance and will no longer be reflected in the consolidated statements of operations.

Income from Discontinued Operations, Net of Tax. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of this hotel were reclassified as discontinued operations for all of the periods presented. Income from discontinued operations amounted to $44.6 million for the nine months ended September 30, 2008 and primarily consisted of the operating results of the Hyatt Regency Phoenix hotel, a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel, and a $0.6 million gain recognized on the sale of the Hyatt Regency New Orleans hotel.

Net Loss Attributable to Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership increased by $1.8 million when compared to prior year. This change was due to the increase in net loss recognized during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $1.8 million for the nine months ended September 30, 2009 when compared to the same period in the prior year due to lower net income of our consolidated affiliates.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility to maintain compliance with our financial covenants during 2009 and 2010 and provides sufficient borrowing capacity to meet our short-term liquidity requirements during such time. As of September 30, 2009, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. As of September 30, 2009, maximum availability under the bank credit facility was $350.4 million, and outstanding borrowings and letters of credit in the aggregate were $269.8 million. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.00% as of September 30, 2009.

Our available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets. On October 29, 2009, we closed on the sale of the Four Seasons Mexico City for $54.0 million. The net proceeds from the sale after payment of closing costs and closing proration adjustments were used to pay down the bank credit facility. As of November 5, 2009, the outstanding borrowings and letters of credit in the aggregate were $210.8 million. Since the Four Season Mexico City was one of the five borrowing base assets, the availability under the bank credit facility has been reduced as a result of the sale. The new maximum availability is equal to the lesser of 45% of the appraised value of the remaining four borrowing base assets or 1.3 times debt service coverage on those assets, which was $313.5 million as of September 30, 2009.

To further improve liquidity in the short term, we are actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months. However, if current financial market conditions worsen and our business deteriorates further, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes. If an event of default were to occur and we were unable to modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether we can continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

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

Capital expenditures for the nine months ended September 30, 2009 and 2008 amounted to $63.6 million and $147.2 million, respectively. Included in the 2009 and 2008 amounts were $1.5 million and $6.4 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. For the remainder of the year ended December 31, 2009, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $7.7 million and owner-funded projects of up to approximately $1.5 million. Consistent with our efforts to preserve liquidity, capital expenditures have been cancelled or deferred to a minimum spending level in 2009.

Bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility with respect to our financial covenants and related financial calculations. The following summarizes key financial terms and conditions of the bank credit facility as amended:

•	the maximum facility size was reduced to $400.0 million;

•

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

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

•

minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced; provided that the minimum corporate fixed charge coverage can increase up to 1.15 times subject to certain conditions set forth in the bank credit facility;

•	maximum corporate leverage of 80.0% as defined in the third amendment;

•	minimum tangible net worth of $600.0 million, excluding goodwill and currency translation adjustments;

•	default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio for the year ending December 31, 2010 of 1.15 times; and

•	restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

At November 4, 2009, there was $208.0 million outstanding under this facility and outstanding letters of credit of $2.8 million. As discussed above, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Our ability to borrow under the bank credit facility is subject to compliance with these financial and other covenants. As of September 30, 2009, we were in compliance with the financial covenants set forth in our bank credit facility.

Mortgages. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages as of September 30, 2009 (in thousands):

	Balance as of September 30, 2009	Remainder of 2009	2010	2011	2012	2013	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70% (1)	$123,750	$—	$—	$—	$123,750	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	—	118,250	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	—	76,500	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	—	97,500	—	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	—	121,000	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	—	90,000	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20% (2)	152,204	—	4,566	4,566	143,072	—	—
Westin St. Francis, LIBOR plus 0.70% (1)	220,000	—	—	220,000	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	123,446	—	3,292	3,292	3,292	113,570	—
Fairmont Scottsdale, LIBOR plus 0.56%	180,000	—	—	180,000	—	—	—

Total mortgage loans	$1,302,650	$—	$7,858	$618,858	$562,364	$113,570	$—

(1)	These mortgage loans require that we maintain a minimum tangible net worth requirement. At December 31, 2008, due to the impairment of goodwill, we did not meet the minimum tangible net worth covenant as it was defined. On March 25, 2009, we entered into second amendments to our mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described above, which is calculated without regard to goodwill. We met the requirements of this modified tangible net worth calculation as of September 30, 2009.

(2)	Under this loan, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. In August 2009, the lender completed an appraisal and notified us that based on the appraised value, we were required to repay approximately €29.5 million in loan principal within 30 days. The lender subsequently provided the Company with a waiver through December 5, 2009 to comply with the loan to value covenant. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. We did not meet this covenant for the quarter ended June 30, 2009 and entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments was desposited into a reserve account starting in the third quarter of 2009. The reserve funds will be released upon improvement in interest coverage on the loan. We are in discussions with the lender regarding these potential future events of default. Management has assessed that, in the worst case, a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would not have a material impact to our liquidity. A default under and acceleration of this loan, or any other property located in Europe, would not constitute an event of default under the bank credit facility.

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

Equity Securities

As of September 30, 2009, we had 933,377 RSUs outstanding, of which 268,059 were vested. In addition, we had 885,026 options to purchase shares of our common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2008 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2008	74,410,012	975,855	75,385,867
RSUs redeemed for shares of our common stock	769,906	—	769,906
OP units redeemed	—	(5,120)	(5,120)

Outstanding at September 30, 2009	75,179,918	970,735	76,150,653

Cash Flows

Operating Activities. Net cash provided by operating activities was $30.7 million for the nine months ended September 30, 2009 compared to $105.9 million for the nine months ended September 30, 2008. Cash flows from operations decreased from 2008 to 2009 primarily due to decreased operating income at the hotels, which have been negatively impacted by the current economic downturn.

Investing Activities. Net cash used in investing activities was $37.3 million for the nine months ended September 30, 2009 compared to $56.9 million for the nine months ended September 30, 2008. The significant investing activities during these periods are summarized below:

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

•

We disbursed $63.6 million and $147.2 million during the nine months ended September 30, 2009 and 2008, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents decreased by $18.6 million during the nine months ended September 30, 2009 primarily due to renovations funded through FF&E Reserves. Restricted cash and cash equivalents increased by $3.5 million during the nine months ended September 30, 2008, primarily due to the consolidation of the Paris Marriott.

Financing Activities. Net cash provided by financing activities was $12.3 million for the nine months ended September 30, 2009 compared to $87.6 million used in financing activities for the nine months ended September 30, 2008. The significant financing activities during these periods are summarized below:

•	During the nine months ended September 30, 2009 and 2008, we had net borrowings of $63.0 million and $18.0 million, respectively, on the bank credit facility.

•	We paid $37.2 million to buy down the interest rate swap fixed pay rates during the nine months ended September 30, 2009.

•	We paid financing costs of $8.3 million during the nine months ended September 30, 2009.

•

During the nine months ended September 30, 2008, we paid quarterly distributions to our common shareholders amounting to $53.9 million, we paid quarterly distributions to preferred shareholders amounting to $23.2 million, and SH Funding paid quarterly distributions to noncontrolling interest holders in SHR’s operating partnership amounting to $0.7 million.

•	During the nine months ended September 30, 2008, we made a payment of $17.5 million on the promissory note issued in conjunction with our purchase of a land parcel in Punta Mita, Nayarit, Mexico.

•

During the nine months ended September 30, 2009 and 2008, we paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $4.8 million and $9.8 million, respectively.

Dividend Policy

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income remaining after the distribution of any final regular quarterly dividend each year, together with the first regular quarterly dividend payment of the following taxable year or, at our discretion, in a special dividend distributed prior thereto. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

Our board of directors elected to suspend the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2009. Based on our current forecasts, we would not be required to make any distributions in 2009 in order to maintain our REIT status through 2009. The elimination of our preferred and common dividends equates to approximately $30.2 million in cash flow savings each quarter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,751,650	$—	$1,638,080	$113,570	$—
Interest on long-term debt obligations (3)	186,458	17,023	151,995	17,440	—
Operating lease obligations—ground leases and office space	8,335	24	1,859	1,316	5,136
Operating leases – Paris Marriott and Marriott Hamburg	469,663	5,766	69,192	46,128	348,577
Construction contracts (4)	2,129	2,129	—	—	—

Total	$2,418,235	$24,942	$1,861,126	$178,454	$353,713

(1)	These amounts represent obligations that are due within fiscal year 2009.
(2)	Long-term debt obligations include our mortgages, Exchangeable Notes (excluding the effect of the discount) and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at September 30, 2009 and includes the effect of our interest rate swaps.
(4)	See “Item 1. Financial Statements – Note 13 Commitments and Contingencies.”

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2009, $18.2 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 3.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Derivative Financial Instruments

We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings, from lines of credit to medium- and long-term financings. Instruments that meet our hedging criteria are formally designated as hedges at the inception of the derivative contract. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We use methods which incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value and such value may or may not actually be realized.

See “Item 3. Quantitative And Qualitative Disclosures About Market Risk” for additional disclosures related to derivatives and interest rate risk.

Off-Balance Sheet Arrangements

Hotel del Coronado and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At September 30, 2009, there was an outstanding balance of $18.5 million on the revolving credit facility. At September 30, 2009, there were letters of credit outstanding of $1.5 million, which are secured by the revolving credit facility. At September 30, 2009, our investment in the Partnerships amounted to $73.1 million. Our equity in earnings of the Partnerships was $1.8 million for the nine months ended September 30, 2009.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2009, our investment in the joint venture amounted to $3.5 million. Our equity in earnings of the joint venture was $0.1 million for the nine months ended September 30, 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At September 30, 2009, our investment in the joint venture amounted to $6.6 million. Our equity in earnings of the joint venture was $0.2 million for the nine months ended September 30, 2009.

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

As of June 30, 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets was therefore required. We reached the conclusion that impairment tests were required to be performed as of June 30, 2009 based on our assessment of the conditions that have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. In addition, during the third quarter of 2009, we reviewed our long-lived assets for impairment and recorded an impairment charge of $30.8 million related to the Renaissance Paris due a change in the anticipated holding period for this hotel.

As described above, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each hotel property to its carrying value. At the end of the second quarter of 2009, we completed a valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of certain hotel properties was less than the carrying value. Following this assessment, we are required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. We have not completed the second step of the goodwill impairment test. However, a preliminary analysis was performed by management and considered in measuring the estimated impairment charge recorded during the second quarter of 2009. Based on our preliminary analysis, we determined that we should record an estimated non-cash impairment charge that consisted of $41.9 million of goodwill.

The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to September 30, 2009. Any such adjustment could be material, but will be non-cash.

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

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification™ (Codification). This is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification has an impact to our financial statement disclosures as all references to authoritative accounting literature are references in accordance with the Codification.

In June 2009, the FASB issued new accounting guidance which amends the consolidation guidance applicable to variable interest entities (VIEs). The new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We are currently assessing the impact of the new guidance on our consolidated financial statements.

In June 2009, we adopted new guidance on interim disclosures about fair value of financial instruments. This new guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of this new guidance, fair values for these assets and liabilities were only disclosed once a year. The new guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

In May 2009, the FASB issued new guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This new guidance is effective for interim and annual periods ending after June 15, 2009. We adopted this guidance in June 2009 and determined it did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. This new guidance is effective for business combinations with acquisition dates on or after fiscal years beginning on or after December 15, 2008. This new guidance will impact our accounting for future acquisitions.

In April 2009, the FASB issued new accounting guidance to determine fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We adopted this new guidance in June 2009 and determined that this new guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This new guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the debt instrument’s expected life as additional interest expense. We applied this change in accounting principle retrospectively to all prior periods presented. The adjustment had no effect on net cash flows from operations.

In June 2008, the FASB ratified new accounting guidance to determine whether an instrument or embedded feature is indexed to an entity’s own stock. This new guidance provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the accounting guidance regarding derivative instruments and hedging activities. The transition under this new guidance requires a cumulative adjustment to the opening balance of retained earnings in the year in which the new guidance becomes effective. We adopted this guidance on January 1, 2009 and determined that this new guidance did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued new accounting guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting. This new guidance indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities that should be included in earnings per share calculations under the two-class method. We adopted this new guidance on January 1, 2009 and determined that this new guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued new accounting guidance to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted this new guidance on January 1, 2009 and complied with the expanded disclosure requirements, as applicable.

In February 2008, the FASB issued new accounting guidance which deferred the effective date for non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted the new guidance with respect to our non-financial assets and liabilities and determined that the new guidance did not have a material impact on our financial statements.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements. The new guidance requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of equity, a change that affects our financial statement presentation of minority interests in our consolidated subsidiaries. The new guidance specifies that consolidated net income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. The new guidance also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. We adopted this new guidance on January 1, 2009. The new guidance is applied prospectively in 2009, except for the presentation and disclosure requirements which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss available to common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance broadens the previous guidance on business combinations, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. This new guidance also establishes requirements for how the acquirer recognizes the fair value of the assets acquired, liabilities assumed, and noncontrolling interests in the acquiree as a result of business combinations; and requires the acquisition related costs to be expensed rather than included as part of the basis of the acquisition. The new guidance expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. The new guidance is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. We adopted this new guidance on January 1, 2009 and the guidance will impact our accounting for future acquisitions and related transaction costs.

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

See “Item 1. Financial Statements—Note 10 Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2009.

As of September 30, 2009, our total outstanding mortgages, bank credit facility and Exchangeable Notes, net of discount were approximately $1.7 billion, of which approximately $321.0 million, or 18.4%, was variable rate debt. Total variable rate debt excluded $1.3 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.

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

For the nine months ended September 30, 2009, approximately 22.6% of our total revenues were generated outside of the U.S., with approximately 7.3% of total revenues generated from the Four Seasons Punta Mita Resort and Four Seasons Mexico City (which use the Mexican peso), approximately 8.0% of total revenues generated from the Paris Marriott, Marriott Hamburg and Renaissance Paris (which use the euro), approximately 3.7% of total revenues generated from the InterContinental Prague (which uses the Czech crown) and approximately 3.6% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened 10% during the nine months ended September 30, 2009, total revenues and operating income or loss would have changed from the amounts reported (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$4.1	$4.5	$2.1	$2.0	$12.7
Increase in operating income / (Increase) in operating loss	$0.1	$(2.9)	$0.1	$(0.3)	$(3.0)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened an additional 10% as of September 30, 2009, resulting translation adjustments recorded in shareholders’ equity would have decreased shareholders’ equity by approximately $8.4 million from the amounts reported.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2009, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.

The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008 are updated by adding the two risk factors immediately below and by revising the third risk factor below:

The outbreak of the H1N1 virus (swine flu) may continue to have an adverse impact on our financial results.

The H1N1 pandemic may continue to have a significant adverse impact on all leisure travel, as a significant number of cases have been reported in many places throughout the world and the World Health Organization, or the WHO, has raised the pandemic alert for the H1N1 virus to Phase 6, the highest level on the WHO’s alert system. Currently, it is impossible to determine the severity the recent H1N1 outbreak and the effect it will have on our results of operations. However, it is expected that the H1N1 outbreak will continue to have an adverse effect on our operating results during the fourth quarter of 2009, at least.

Certain of the employees at our hotels are covered by collective bargaining agreements and labor disputes may disrupt operations or increase costs at our hotels.

Our hotel management companies act as employer of the hotel level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreements at our Westin St. Francis hotel, Fairmont Chicago hotel and the Hotel del Coronado have expired. At this time, we cannot predict when or whether new agreements will be reached in these markets and what the impact of prolonged negotiations could be. If agreements are reached, the agreements may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if agreements are not reached and there are labor disputes, including strikes, in these and other markets in which we have hotels, operations at our hotels could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.

Our financial covenants may adversely affect our financial position, results of operations and liquidity.

The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including our ability to incur additional indebtedness. Importantly, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 4.00% as of September 30, 2009. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by any deterioration in our operations brought on by the current economic downturn, conditions in Mexico related to the H1N1 flu outbreak and security concerns impacting travel to Mexico, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations.

Our available capacity under the bank credit facility and compliance with financial covenants in 2009 and future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets. The operating results of a borrowing base property in Mexico has been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the general economic downturn. If these negative conditions persist, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.

To improve liquidity in the short term, we are actively pursuing a number of alternatives, including but not limited to asset dispositions. The net proceeds of any asset transaction could be utilized to reduce borrowings outstanding under the bank credit facility and improve liquidity. However, there can be no assurance that a successful transaction will occur as the current economic climate negatively affects the value of our properties and the weakness in the credit markets increases the cost and difficulty for potential purchasers to acquire financing. These conditions also negatively impact our ability to increase liquidity through other means, including through the sale of equity interests. Absent sufficient successful asset transactions, we may seek a modification of certain terms of the bank credit facility. We may be unable to complete sufficient successful asset transactions or modify the terms of the bank credit facility, or otherwise address its currently anticipated liquidity requirements prior to a potential reduction in the maximum availability under the bank credit facility below our short-term borrowing needs or a breach of the terms of the bank credit facility. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes.

In the event that negative conditions persist or worsen and we are unable to improve our short-term liquidity position or modify or obtain a waiver to our bank credit facility on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve, or seeking legal protection from our creditors. If these negative conditions persist and we do not achieve a successful disposition of assets or increase its liquidity through alternative channels or modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases as to whether we can continue as a going concern.

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

In addition, under the non-recourse mortgage loan on our InterContinental Prague hotel, the lender has the right, but not the requirement, to request that the loan be repaid to maintain no greater than a 70% loan to value as determined by an appraisal commissioned by the lender. In August 2009, the lender completed an appraisal and notified us that, based on the appraised value, we were required to repay approximately €29.5 million in loan principal within 30 days. The lender subsequently provided us with a waiver through December 5, 2009 to comply with the loan to value covenant. Failure to comply with the lender’s request would cause an event of default and the loan would be subject to acceleration and potentially foreclosure. The loan also contains a covenant that requires a 1.4 times interest coverage ratio. We did not meet this covenant for the quarter ended June 30, 2009 and entered into a six-month cure period to remedy this breach before it becomes an event of default. In addition, based on the low interest coverage ratio, surplus income after debt service payments was desposited into a reserve account starting in the third quarter of 2009. The reserve funds will be released upon improvement in interest coverage on the loan. We are in discussions with the lender regarding these potential future events of default. Management does not believe a failure to maintain the financial covenants in the Prague loan and foreclosure by the lender would have a material impact to our liquidity or result in a default under our bank credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $23,164,000.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description of Exhibit
3.1	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1a	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

	3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

	3.1f	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

+	10.1	Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.2	Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.3	Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of James E. Mead, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith
+	Represents a management contract of compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

November 5, 2009	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director

November 5, 2009	By:	/s/ James E. Mead
James E. Mead Executive Vice President and Chief Financial Officer