Form 10-K
period 2009-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2010-02-25
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒.

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant was approximately $82.2 million as of June 30, 2009.

The number of shares of Common Stock ($0.01 par value) of the registrant outstanding as of February 23, 2010 was 75,349,854.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement which will be furnished to stockholders in connection with the Annual Meeting of Stockholders of the registrant scheduled to be held on May 27, 2010.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of the current general global economic recession upon business and leisure travel and the hotel markets in which we invest;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	our ability to dispose of properties in a manner consistent with our investment strategy and liquidity needs;

•

stagnation or further deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels operate and in which we invest, including luxury and upper-upscale product;

•	contagious disease outbreaks, including the H1N1 virus (swine flu) outbreak;

•	availability of capital;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	rising insurance premiums;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	general volatility of the capital markets and the market price of our shares of common stock;

•	our failure to maintain our status as a REIT;

•	increases in real property tax rates;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITS;

•	changes in generally accepted accounting principles, policies and guidelines;

•	litigation, judgments or settlements; and

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

We operate as a self-administered and self-managed real estate investment trust (REIT) managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 24, 2010.

As of February 24, 2010, we:

•

Wholly own or lease 14 hotels, have a 51% interest in affiliates that own two hotels where we asset manage such hotels and have a 45% interest in and act as asset manager for a joint venture that owns one hotel;

•	Own land held for development including:

•	20.5 acres of oceanfront land adjacent to our Four Seasons Punta Mita Resort, Nayarit, Mexico and 60.0 acres near the Four Seasons Punta Mita Resort;

•	a 20,000 square-foot parcel of land on the ocean in Santa Monica, California adjacent to our Loews Santa Monica Beach Hotel entitled for development and residential units;

•	10.0 acres of land adjacent to our Fairmont Scottsdale hotel; and

•	a 31% interest in a joint venture with two unaffiliated parties that is developing the fractional ownership program known as the Four Seasons Residence Club Punta Mita.

We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely-recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental®, Loews®, Marriott®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a specialty management company, KSL Resorts.

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

Business Strategy

We are a preeminent owner of upper upscale and luxury branded hotels located primarily in the United States with select international hotels. Our strategy involves the acquisition of hotels with strong underlying real estate values, adding value through the application of management’s superior asset management skills, identifying redevelopment opportunities to enhance cash flow and value, and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Acquisition Strategy

Acquisitions have historically been a significant part of the business strategy of the Company and one of our core competencies is a diligent approach that includes continuous research based selection of target markets and individual properties. Members of our management team have the skills and experience to acquire and asset manage hotels both domestically and internationally, which we believe differentiates us among lodging REITs.

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

Our current portfolio now includes capital investments completed during the past three years, which give us a fresh and competitive portfolio that management believes can provide relative outperformance during the current recessionary cycle; moderates the need for near-term maintenance capital investment; and can provide incremental growth during a recovery. In addition, prior to this current period of market weakness, we created and planned a variety of property investment programs. Our goal is to enhance the cash flow growth of our portfolio during the future recovery through the careful execution of these plans.

•	Disposition Strategy

•

We recycle capital for future investments through opportunistic dispositions. We would consider the disposition of all or part of our investment in a property in circumstances where we believe our asset management strategy has maximized the property’s value, the proceeds of the disposition are unusually attractive, the market in which the property is located is declining or static, or competition in the market requires substantial capital investment that will not generate returns that meet our criteria.

•

Proceeds from dispositions would generally be intended to be reinvested in redevelopment activities in our existing portfolio, the acquisition of additional hotel properties where the application of our life cycle-based investment strategy can begin again, or enhancement of the company’s balance sheet.

•

During the current market environment, we have undertaken a comprehensive review of our assets against sources of capital in the marketplace with the objective of seeking strategies to sell assets in order to supplement our liquidity position. We recently sold the Four Seasons Mexico City and Renaissance Paris Hotel Le Parc Trocadero for this purpose.

As a result of the current economic downturn, our revenues and operating cash flows have declined and we do not expect significant improvement in 2010. While we are beginning to see certain improvements in the macroeconomic trends, this has not yet translated into improved operating performance. While the depth and length of the current downturn is difficult to predict, we are prudently planning for a lengthy recession and are managing the Company accordingly. We amended our bank credit facility in 2009 to provide more operating cushion with respect to our financial covenants against a prolonged downturn. See “Item 8. Financial Statements and Supplementary Data—9. Indebtedness.” In the current liquidity constrained marketplace, we are not actively pursuing acquisitions and have undertaken a process to sell assets and reduce capital commitments in order to enhance our liquidity.

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

Employees

As of February 24, 2010, we had 39 full-time and 4 part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

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

Although the Phase I assessments and other environmental assessments that have been conducted with respect to certain of our properties disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. See “Item 1A. Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “Item 1A. Risk Factors—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.”

Insurance

Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Item 1A. Risk Factors,” including, among others, the factors described under “Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.” We are responsible for arranging the insurance for most of our hotels, although in certain cases, the hotel management companies that operate our hotels assume responsibility for arranging insurance under the relevant management agreement. Our properties are covered by blanket insurance policies, which cover multiple properties. In the event that these blanket policies are drawn on to cover certain losses on certain properties, the amount of insurance coverage available under such policies could thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.

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

During the term of each Affiliate Lease, other than the lease with respect to the InterContinental Prague, our TRS is obligated to pay a fixed annual base rent and a percentage rent to the applicable Strategic Ownership Entity. With respect to the InterContinental Prague, there is an existing lease agreement between the applicable Strategic Ownership Entity and its affiliated tenant that has prepaid the rent, which is being amortized on a straight-line basis over 15 years. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues, subject to certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees, where percentage rent is paid monthly. Base rent accrues and is paid monthly. Base rents and percentage rents are adjusted annually for changes in the consumer price index or similar indices.

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

Third Party Lease Agreements

We are the tenant under leases with third-party landlords for the Paris Marriott Champs Elysees and the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire, the Marriott London Grosvenor Square and a parcel of land that is part of the Fairmont Scottsdale hotel property. The remaining life on the initial terms of these third party leases range from 11 to 75 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Hotel Management Agreements

Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.25% to 5.00% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from five to 27 years. A management agreement with one of our operators typically has the terms described below.

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

•

Furniture, fixtures and equipment replacements. Our management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefore, subject to our review and approval. In addition, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of a hotel (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 4.0% to 5.0%).

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

•

Sale of the hotel. Most of our management agreements limit our ability to sell, lease, or otherwise transfer a hotel unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreement and meets specified other conditions.

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

Code of Business Conduct and Ethics and Corporate Governance Documents

We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange (NYSE) corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at www.strategichotels.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions granted to directors and specified officers, on our website within four business days following the date of such amendment or waiver. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Corporate Secretary, Strategic Hotels & Resorts, Inc., 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.

Geographic and Business Segment Information

For information with respect to revenues from and our long-lived assets located in different geographic areas, please refer to “Item 8. Financial Statements and Supplementary Data—18. Geographic and Business Segment Information.”

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

Risks Related to Our Business

The U.S. and other financial markets have been in turmoil and the U.S. and other economies in which we operate are in the midst of an economic recession, which continue to negatively impact our operations and our liquidity.

The U.S. and other financial markets have been experiencing extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets are impaired. Global financial markets have been disrupted by, among other things, volatility in security prices, rating downgrades and declining valuations, and this disruption has been acute in real estate related markets. This disruption has lead to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe. As a consequence, owners and operators of commercial real estate, including hotels and resorts, may continue to experience declines in business and real estate values in the U.S. or elsewhere and continuing liquidity constraints as lenders are unwilling or unable to originate new credit and the capital markets may be otherwise unavailable. We are unable to predict the likely duration or severity of the current disruption in financial markets and adverse economic conditions and the effects they may have on our business, financial condition and results of operations.

Our financial covenants may adversely affect our financial position, results of operations and liquidity.

The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including our ability to incur additional indebtedness. Importantly, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under the bank credit facility is based on, among other factors, the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, or 3.98% as of December 31, 2009. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by any deterioration in our operations brought on by the current economic downturn, conditions in Mexico related to the H1N1 flu outbreak and security concerns impacting travel to Mexico, potential further declines in our property values, and additional borrowings to maintain our liquidity and fund our capital and financing obligations.

Our available capacity under the bank credit facility and compliance with financial covenants in 2010 and future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets. The operating results of a borrowing base property in Mexico has been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the general economic downturn. If these negative conditions persist, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.

To improve liquidity in the short term, we are pursuing a number of alternatives, including but not limited to asset dispositions. In this regard, we sold two hotels in 2009. The net proceeds of any transaction could be utilized to reduce borrowings outstanding under the bank credit facility and improve liquidity. However, there can be no assurance that a successful transaction will occur as the current economic climate negatively affects the value of our properties and the weakness in the credit markets increases the cost and difficulty for potential purchasers to acquire financing. These conditions also negatively impact our ability to increase liquidity through other means, including through the sale of equity interests. Absent sufficient successful transactions, we may seek a modification of certain terms of the bank credit facility. We may be unable to complete sufficient successful transactions or modify the terms of the bank credit facility, or otherwise address currently anticipated liquidity requirements prior to a potential reduction in the maximum availability under the bank credit facility below our short-term borrowing needs or a breach of the terms of the bank credit facility. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination value of $(101,306,000) as of December 31, 2009) and SH Funding’s $180,000,000 in aggregate principal amount of 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes).

In the event that negative conditions persist or worsen and we are unable to improve our short-term liquidity position or modify or obtain a waiver to our bank credit facility on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve, or seeking legal protection from our creditors. If these negative conditions persist and we do not achieve a successful disposition of assets or increase its liquidity through alternative channels or modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases that we may be unable to continue as a going concern.

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

We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable rate, and to the extent available we may borrow additional variable rate debt under our bank credit facility. Increases in interest rates on our existing variable rate indebtedness would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2009, we had total debt of $1.6 billion, and, including the effect of interest rate swaps, 14.0% of our total debt had variable interest rates and 86.0% had fixed interest rates.

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

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 9 of the Notes to our Consolidated Financial Statements included in Item 8 of this Form 10-K for quantified information regarding our debt maturities as of December 31, 2009. Due to the severe contraction in credit markets, there can be no assurance that we will be able to refinance our debt with new borrowings and our low common stock price may practically eliminate an equity offering as a viable financing alternative. If we are unable to refinance our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

The $630,000,000 in non-recourse financings related to our unconsolidated joint venture that owns the Hotel del Coronado matures January 9, 2011. Due to the severe contraction in the credit markets, the reduction in real estate values generally across the luxury hospitality market, and the size and complexity of this existing financing, there can be no assurance that the joint venture, of which we are the general partner, will be able to refinance or restructure this indebtedness or cure or receive a waiver for an event of default if one were to occur. In such an instance, we could lose our investment in this joint venture of $36,458,000 as of December 31, 2009.

We also intend to incur additional debt in connection with future acquisitions of real estate. We may, in some instances, to the extent available, borrow under our bank credit facility or borrow new funds to acquire properties. The curtailment of lending by many traditional commercial real estate lenders impedes our ability to grow our portfolio of hotels through future acquisitions and otherwise may prevent us from executing our business plans, including limiting the likelihood of successful asset dispositions. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income or to ensure otherwise that we maintain our qualification as a REIT for U.S. federal income tax purposes.

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain financing from either affiliated or unaffiliated sources. The financial market turmoil and economic recession have severely contracted available liquidity and therefore sufficient financing may not be available or, if available, may not be available on reasonable terms. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

Our organizational documents do not limit the amount of indebtedness that we may incur. To the extent we become more leveraged, then the resulting increase in our debt service obligations would reduce cash available for distributions to our stockholders and could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

The outbreak of the H1N1 virus (swine flu) may continue to have an adverse impact on our financial results.

The H1N1 pandemic may continue to have a significant adverse impact on all leisure travel, as a significant number of cases have been reported in many places throughout the world and the World Health Organization, or the WHO, has raised the pandemic alert for the H1N1 virus to Phase 6, the highest level on the WHO’s alert system. Currently, it is impossible to determine the severity the recent H1N1 outbreak and the effect it will have on our results of operations. However, it is expected that the H1N1 outbreak will continue to have an adverse effect on our operating results during the first quarter of 2010, at least.

Our shares of common stock may be delisted from the NYSE if the price per share trades below $1.00 for an extended period of time, which could negatively affect our business, our financial condition and our results of operation and our ability to service our debt obligations.

As of February 24, 2010, the closing price of our common stock on the NYSE was $2.34. Our common stock at times has traded below $1.00. In the event the average closing price of our common stock for a 30-day period is below $1.00, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	reducing the trading liquidity and market price of our common stock;

•	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•

causing an event of default under certain of our debt agreements, including our bank credit facility and Exchangeable Notes, which could serve to accelerate the indebtedness, including our interest rate swaps; and

•	reducing our ability to retain, attract and motivate directors, officers and employees.

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

The present economic global recession and the uncertainty of its breadth, depth and duration have left unclear whether the lodging industry, which prior to 2008 had experienced a period of sustained growth, will continue to decline. Recent negative publicity regarding luxury hotels and decreases in airline capacity could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the recession continues for a significant period or becomes worse.

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

We incurred losses in fiscal years 2009 and 2008 and, due to the current negative economic environment, we may continue to incur losses in the future.

We incurred net losses of $246.4 million and $317.5 million for our 2009 and 2008 fiscal years, respectively. The economic downturn has negatively impacted business and leisure travel leading to a reduction in revenues at our hotel properties. A prolonged economic downturn will likely produce continued losses. There can be no assurance that we will resume profitable operations and generate net income for our stockholders in the near term or at all.

We rely to a significant extent on our president and chief executive officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our president and chief executive officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years of experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results. Mr. Geller’s employment agreement was amended and restated on August 27, 2009. Pursuant to that agreement, Mr. Geller will serve as our president and chief executive officer through December 31, 2012, subject to earlier termination under certain circumstances described in the agreement.

The geographic concentration of our hotels in California makes us more susceptible to an economic downturn or natural disaster in that state.

As of February 24, 2010, six of the hotels we own are located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a downturn or changes in the California economy.

We have suspended the payment of dividends on our common and preferred stock.

On November 4, 2008, we suspended payment of our dividend on our shares of common stock. In addition, in February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, of 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock. We suspended these dividend payments in an effort to preserve liquidity. Pursuant to the Articles Supplementary governing our preferred stock, if we do not pay quarterly dividends on our preferred stock for six quarters, whether or not consecutive, the size of our board of directors will be increased by two and the holders of our preferred stock will have the right to elect two additional directors to our board. We can provide no assurance as to when we will resume paying dividends on our common and preferred stock, if ever.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. Subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2005, we determined that our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 included in that annual report on Form 10-K and for the quarter ended March 31, 2005 included in our quarterly report on Form 10-Q for that quarter should be restated because the statements incorrectly classified certain items as cash flows from operating activities that should have been reported as cash flows from investing activities. Accordingly, we restated our consolidated statements of cash flows for the years ended December 31, 2005 and 2004 and our consolidated statement of cash flows for the quarter ended March 31, 2005 in our annual report on Form 10-K/A for the year ended December 31, 2005 and our quarterly report on Form 10-Q for the quarterly period ended March 31, 2006, respectively. In connection with these restatements, we determined that our internal control over financial reporting during the years ended December 31, 2004 and 2005 was not effective due to the existence of a material weakness in our internal control over financial reporting relating to the proper classification of cash flows pertaining to certain escrow deposits, purchased notes receivable and investments in our hotels. Although we have implemented additional procedures that we believe enable us to properly prepare and review our consolidated statement of cash flows, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

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

Our hotels are managed by third-party hotel management companies pursuant to management agreements or, with respect to the Marriott Hamburg, the lease applicable to that property. Therefore, our business and operating results depend in large part upon the performance of these hotel management companies under these management agreements.

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

Additionally, the hotel management companies that operate our hotels and their affiliates own, operate, or franchise properties other than our properties, including properties that directly compete with our properties. Therefore, a hotel management company may have different interests than our own with respect to short-term or long-term goals and objectives, including interests relating to the brand under which such hotel management company operates. Such differences may be significant depending upon many factors, including the remaining term of the applicable management agreement, trade area restrictions with respect to competitive practices by the hotel management company or its affiliates or differing policies, procedures or practices. Any of these factors may adversely impact the operation and profitability of a hotel, which could harm our financial condition and results of operations.

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

Our hotel management companies act as employer of the hotel level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreements at our Westin St. Francis hotel and Fairmont Chicago hotel have expired. At this time, we cannot predict when or whether new agreements will be reached in these markets and what the impact of prolonged negotiations could be. If agreements are reached, the agreements may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if agreements are not reached and there are labor disputes, including strikes, in these and other markets in which we have hotels, operations at our hotels could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.

Our renovation and development activities are subject to timing, budgeting and other risks.

We are in the process of renovating several of our properties and expect to continue similar activities in the future, as well as develop and redevelop certain properties. These renovation, development, and redevelopment activities and the pursuit of acquisition and other corporate opportunities expose us to certain risks, including those relating to:

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

Risks Related to the Lodging and Real Estate Industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere herein as well as the following:

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 24, 2010, six of our hotels are located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.

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

We obtain terrorism insurance to cover any property damage caused by any terrorism act under a separate stand-alone policy of insurance, and also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future. Insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) effective December 26, 2007. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Any damage related to war and to nuclear, biological and chemical incidents, therefore, is excluded under our policies. TRIPRA is due to expire on December 31, 2014. There is no guaranty that terrorism insurance will be readily available or affordable before or after expiration of the TRIPRA in December 2014 or that TRIPRA will not be modified or repealed. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

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

Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. To the extent that cash flows from operations are insufficient during any quarter, due to seasonal fluctuations in revenues, we may have to enter into short-term borrowings to fund operations, pay interest expense or make distributions to our stockholders.

We consider acquisition opportunities in the ordinary course of our business; we face competition in the acquisition of properties and properties that we acquire may not perform as anticipated.

In the ordinary course of our business and when our liquidity position permits, we consider strategic acquisitions. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and the risk that any actual costs for rehabilitating, repositioning, renovating and improving identified in the pre-acquisition process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for acquisitions that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

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

Provisions of Maryland law and our shareholder rights plan may limit the ability of a third party to acquire control of our company.

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

On November 24, 2009, we also extended a shareholder rights plan, commonly known as a poison pill anti-takeover device, through November 30, 2012 to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. This plan makes an acquisition not approved by our board of directors much more costly to a potential acquirer, which may deter a potential acquisition.

You have limited control as a stockholder regarding any changes we make to our policies.

Our board of directors determines our major policies, including our investment objectives, financing, growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies.

Tax Risks

If we fail to maintain our status as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. federal taxation, reducing our earnings available for distribution.

We currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we maintain our status as a REIT, we may become subject to U.S. federal, state, local or foreign taxes on our income or property reducing our earnings available for distribution.

Even if we maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction”, that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. In addition, the REIT rules impose various taxes and penalties on transactions with taxable REIT subsidiaries that are determined not to be priced at an arm’s length, and on a REIT that has to avail itself of certain cure provisions in the Tax Code for the failure to meet all of the REIT qualification requirements. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets.

Foreign countries impose taxes on our hotels and our operations within their jurisdictions. We may not fully benefit from a foreign tax credit against our U.S. federal income tax liability for the foreign taxes we pay. As a result, our foreign taxes may reduce our income and available cash flow from our foreign hotels, which, in turn, could reduce our ability to make distributions to our stockholders.

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

To continue to qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be certain types of passive income, such as rent. The rent paid pursuant to our Affiliate Leases will only qualify for purposes of the gross income tests if such Affiliate Leases are respected as true leases for U.S. federal income tax purposes and are not treated as service contracts, joint ventures or some other type of arrangement. If our Affiliate Leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

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

The maximum federal tax rate for certain dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock.

We may pay required dividends in the form of common stock.

We are required to distribute 90% of our annual REIT taxable income in order to maintain our REIT status. Under recent guidelines published by the Internal Revenue Service, we may pay a significant portion of required dividends for 2010 and 2011 in the form of additional shares of common stock equal in value up to 90% of the required dividend to our common shareholders. The amount of the dividend would be taxable to shareholders (to the extent the dividend is from earnings and profits), including the value of our stock received, not just the portion of the dividend paid in cash. We expect that as we undertake efforts to conserve cash and enhance our liquidity, future required dividends on our common stock, if any, may be paid in common stock to the fullest extent permitted. There can be no assurance as to when we will cease our efforts to conserve cash and enhance liquidity to an extent we believe positions us to resume the payment of dividends completely or substantially in cash.

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

				Year Ended December 31, 2009				% Change 2009 - 2008
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	78.7%	$177.49	$139.66	$234.96	(18.5)%	(24.5)%
InterContinental Chicago(1)(*)	Chicago, IL	4/2005	792	76.1%	$175.83	$133.84	$220.41	(21.5)%	(18.8)%
Hotel del Coronado(2)	Coronado, CA	1/2006	757	61.2%	$327.52	$200.30	$420.90	(22.7)%	(22.7)%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	59.5%	$201.54	$119.84	$204.57	(20.1)%	(18.9)%
Fairmont Scottsdale(3)(*)	Scottsdale, AZ	9/2006	649	61.8%	$190.10	$117.42	$270.65	(30.0)%	(28.2)%
InterContinental Miami(*)	Miami, FL	4/2005	641	57.9%	$170.29	$98.54	$174.58	(26.4)%	(23.8)%
Hyatt Regency La Jolla(1)(*)	La Jolla, CA	7/1999	419	71.5%	$152.78	$109.17	$211.06	(21.5)%	(18.8)%
Ritz-Carlton Laguna Niguel(*)	Dana Point, CA	7/2006	396	49.4%	$344.41	$170.17	$371.28	(28.7)%	(28.7)%
InterContinental Prague(*)	Prague, Czech Republic	8/1998	372	57.6%	$203.86	$117.49	$209.11	(30.9)%	(26.9)%
Loews Santa Monica Beach Hotel(4)(*)	Santa Monica, CA	3/1998	342	77.4%	$262.88	$203.48	$309.07	(21.1)%	(19.2)%
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	8/2004	261	58.8%	$306.95	$180.45	$480.46	(28.5)%	(23.7)%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	222	67.9%	$509.53	$346.04	$703.89	(2.1)%	5.7%
Four Seasons Punta Mita Resort(*)	Punta Mita, Mexico	2/2001	173	50.1%	$707.10	$354.53	$631.21	(36.5)%	(35.4)%

Ground Lease Property Interest
Marriott Lincolnshire(*)	Lincolnshire, IL	9/1997	389	48.4%	$115.09	$55.69	$215.87	(27.3)%	(19.0)%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	76.2%	$321.10	$244.67	$348.96	(18.2)%	(21.9)%

Leasehold Property Interest
Marriott Hamburg(5)	Hamburg, Germany	6/2000	278	82.3%	$170.87	$140.56	$209.19	(14.5)%	(11.1)%
Marriott Champs Elysees Paris(5)	Paris, France	2/1998	192	78.1%	$609.70	$476.06	$572.92	(14.2)%	(16.4)%

Total			8,002	66.2%	$239.31	$158.48	$293.28	(22.2)%	(21.8)%

(1)	We own a 51% controlling interest in affiliates that own each of these properties.
(2)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage.
(3)	We have a ground lease interest in one land parcel at this property.
(4)	We are restricted by agreement from selling this property other than in a transaction that will qualify as a tax deferred exchange and must maintain a specific minimum level of indebtedness encumbering this property until a future date.
(5)	These properties were originally acquired on the dates indicated in the table but were subsequently sold to a third party and leased back to us in transactions that are more fully described under “Item 8. Financial Statements and Supplementary Data—8. Operating Lease Agreements”.
(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—9. Indebtedness”.

Principal Terms of Management Agreements. Of the Company’s hotel properties, 16 of 17 are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

•	Base Management Fees. Our agreements generally provide for the payment of base management fees between 1.25% and 5.00% of the applicable hotel’s revenues, as determined in the agreements.

•

Incentive Management Fees. Our agreements generally provide the opportunity for the hotel manager to earn incentive management fees, which are typically a percentage of a hotel’s profit for the year. In certain instances, a level of return to us or performance of the hotel is required before a hotel manager is entitled to an incentive fee. Additionally, notwithstanding the specific formulas for the incentive fee calculations in the agreements, in certain instances, the incentive management fee to be earned by the hotel manager is capped.

•

Terms. As of December 31, 2009, the remaining terms of the management agreements, not including renewal options, range from five to 27 years and average 15 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

•

Services. The agreements require the hotel managers to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservations systems, payroll and accounting services and such additional services as needed. We are responsible for payment of the operating expenses related to the hotel.

•	Annual Budget. The agreements require the hotel manager to prepare and implement annual budgets, subject to our review and approval.

•

Ability to Terminate. The agreements generally are not subject to early termination by us unless certain conditions exist, including the failure of the hotel manager to satisfy yearly performance-related criteria in 13 of our agreements.

•

Working Capital. Our agreements typically require us to maintain working capital for the related hotel. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from the hotel operations are insufficient to meet the financial requirements of the hotel.

•

Furniture, Fixtures and Equipment Reserves. We are required to provide to the hotel manager all of the necessary furniture, fixtures and equipment for the operations of the hotel. Our agreements generally provide that between 4.00% and 5.00% of revenues of the hotel be reserved by the manager or deposited into an escrow account held by us each year.

•

Sale of Hotel. Generally, our agreements limit our ability to sell, lease or otherwise transfer each hotel unless the transferee is not a competitor of the manager, assumes the management agreement, and meets other specified conditions.

Mortgage Debt Pertaining to Our Properties. For information relating to the mortgage debt pertaining to our properties, please refer to “Item 8. Financial Statements and Supplementary Data—9. Indebtedness—Mortgages and Other Debt Payable.”

ITEM 3.	LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, are any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “BEE”. As of February 24, 2010, the number of registered holders of record of our common stock was 91.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2008 through December 31, 2009.

	2009 Per Share of Common Stock			2008 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$2.29	$0.61	$0.00	$16.90	$12.94	$0.24
Second Quarter	1.78	0.66	0.00	15.68	9.26	0.24
Third Quarter	3.07	0.94	0.00	11.01	6.48	0.24
Fourth Quarter	2.84	1.43	0.00	7.65	0.77	0.00

Year	$3.07	$0.61	$0.00	$16.90	$0.77	$0.72

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of common stock, and, in February 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our preferred stock. The decision to suspend the payment of dividends on our common and preferred stock was undertaken as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2010. Based on our current forecasts, we would not be required to make any distributions in 2010 in order to maintain our REIT status through 2010.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders so as to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—9. Indebtedness—Bank Credit Facility.”

Equity Compensation Plan Information

There are 4,200,000 shares of common stock authorized for issuance under our Amended and Restated 2004 Incentive Plan (the Amended Plan). The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			1,416,917
Stock options	885,026	$19.22
Restricted stock units	862,342	N/A
Equity compensation plans not approved by security holders:	—	N/A	—

Total	1,747,368		1,416,917

Repurchases of Equity Securities

We did not repurchase equity securities during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	Years Ended December 31,
	2009(1)	2008(1)(2)	2007(1)(2)	2006(1)(2)	2005(1)(2)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$393,206	$507,383	$487,681	$345,327	$166,527
Food and beverage	230,630	310,939	316,068	222,552	110,643
Other hotel operating revenue	95,105	104,680	104,785	69,569	36,629
Lease revenue	4,858	5,387	23,405	20,257	16,787

Total revenues	723,799	928,389	931,939	657,705	330,586
Operating costs and expenses:
Rooms	110,631	126,804	120,891	87,121	40,023
Food and beverage	170,503	215,683	214,224	155,920	77,552
Other departmental expenses	210,044	238,258	229,052	164,910	87,924
Management fees	26,593	35,920	35,117	23,240	8,434
Other hotel expenses	53,613	58,423	63,363	40,741	18,830
Lease expense	16,971	17,489	15,700	13,682	13,178
Depreciation and amortization	139,243	116,538	99,529	67,596	33,457
Impairment losses and other charges	100,009	328,485	7,372	—	—
Corporate expenses	25,703	26,369	29,767	25,254	20,787

Total operating costs and expenses	853,310	1,163,969	815,015	578,464	300,185

Operating (loss) income	(129,511)	(235,580)	116,924	79,241	30,401

Interest expense	(102,521)	(89,445)	(89,965)	(48,352)	(25,779)
Equity in earnings (losses) of joint ventures	1,718	2,810	8,344	(1,066)	2,818
(Loss) income from continuing operations	(237,116)	(335,327)	104,908	32,179	5,209
(Loss) income from discontinued operations, net of tax	(9,317)	17,841	(36,137)	90,540	32,447
Net (loss) income	(246,433)	(317,486)	68,771	122,719	37,656
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	3,129	4,065	(969)	(1,827)	(7,396)
Net income attributable to the noncontrolling interests in consolidated affiliates	(641)	(3,870)	(1,363)	(763)	—
Preferred shareholder dividends	(30,886)	(30,886)	(30,107)	(24,543)	(6,753)
Net (loss) income attributable to SHR common shareholders	(274,831)	(348,177)	36,332	95,586	23,507
(Loss) income from continuing operations attributable to SHR common shareholders per share—basic and diluted	(3.53)	(4.86)	0.96	0.09	(0.09)
Cash flows provided by operating activities	46,638	95,187	174,681	141,206	76,456
Cash dividends declared per common share	—	0.72	0.96	0.92	0.88

	As of and Years Ended December 31,
	2009(1)	2008(1)(2)	2007(1)(2)	2006(1)(2)	2005(1)(2)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$2,598,143	$2,909,167	$3,365,909	$3,255,709	$1,448,110
Long-term debt obligations	1,648,197	1,672,690	1,633,869	1,557,865	659,380
Total liabilities	2,003, 258	2,093,095	2,069,071	1,914,991	861,367
Noncontrolling interests in SHR’s operating partnership	2,717	5,330	16,326	21,264	172,174
Noncontrolling interests in consolidated affiliates	23,188	27,203	30,653	10,965	11,616
SHR’s shareholders’ equity	568,980	783,539	1,249,859	1,308,489	402,953

Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	16	18	19	19	15
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	7,245	7,590	8,287	9,321	7,213
Average occupancy rate	66.8%	72.3%	76.0%	74.8%	70.8%

(1)	We sold two hotel properties in 2009, one hotel property in 2008, one hotel property in 2007, two hotel properties in 2006, and two hotel properties in 2005. The operations of the sold hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The table presents certain selected historical financial data which has been updated to reflect the impact of the retrospective application of new accounting guidance related to noncontrolling interests and convertible debt instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data -1. General” for the hotel interests owned by us as of December 31, 2009.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2009. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and SHR are references to Strategic Hotels & Resorts, Inc. together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2009, as applicable, unless otherwise noted.

Outlook

We expect revenue per available room (RevPAR) and occupancy declines to continue through the first part of 2010, with weakness concentrated in the first quarter and the prospects for growth improving in the second half of the year. The lodging industry continues to deal with a weak operating environment hampered by lagging consumer confidence and restrained corporate spending leading to softness in both transient and group demand.

The decline in occupied room nights continued in the fourth quarter of 2009 with losses of transient occupancy concentrated in the highest rated premium segment of the business, which was replaced primarily with less expensive discounted business. Corporate demand for group business waned as a result of corporate cost cutting initiatives. For the full year of 2009, occupied room nights declined over 8% with large losses in group room nights offset by a slight increase in transient occupied room nights. Transient room nights increased as a result of a sharp increase in discounted rooms coupled with significant losses in premium room nights.

In most cases, we are in advanced stages of carrying out hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. This includes, but is not limited to, adjusting variable labor, eliminating fixed labor, reducing the hours of room service operations and other food and beverage outlets, and reducing, when possible, the implementation of certain brand standards. We believe these efforts have improved our margin performance in prior quarters and we plan to continue aggressively cutting costs as hotel demand deteriorates.

Our hotels have performed favorably against broad luxury hotel competitive metrics with our RevPAR consistently outpacing national luxury measurements.

Factors Affecting Our Results of Operations

Sale of Interests in Hotel Properties.

During 2007 through 2009, we sold the following properties and received net sales proceeds, after proration adjustments related to assets and liabilities of the hotels and closing costs, as shown below:

Property	Disposition Date	Net Sales Proceeds
		(in millions)
InterContinental Chicago & Hyatt Regency La Jolla(1)	August 31, 2007	$111.2
Hyatt Regency New Orleans	December 28, 2007	$28.0
Hyatt Regency Phoenix	July 2, 2008	$89.6
Four Seasons Mexico City	October 29, 2009	$52.2
Renaissance Paris Hotel Le Parc Trocadero	December 21, 2009	$50.3

(1)	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels.

Below is a summary of changes in our portfolio that have occurred during the years ended December 31, 2009, 2008 and 2007. The table summarizes the number of hotels and number of rooms, excluding unconsolidated joint ventures:

	2009	2008	2007
Hotels
Number of hotels, beginning of year	18	19	19
Acquisitions	—	—	1
Dispositions	(2)	(1)	(1)

Number of hotels, end of year	16	18	19

Rooms
Number of rooms, beginning of year	7,590	8,287	9,321
Acquisitions	—	—	116
Room expansions	11	1	34
Dispositions	(356)	(696)	(1,184)
Rooms converted to other uses	—	(2)	—

Number of rooms, end of year	7,245	7,590	8,287

Total Portfolio Definition. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties included in discontinued operations.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2009 and 2008 consisted of:

	Total Portfolio % of Total Revenues
	2009	2008
Revenues:
Rooms	54.3%	54.6%
Food and beverage	31.9%	33.5%
Other hotel operating revenue	13.1%	11.3%

	99.3%	99.4%
Lease revenue	0.7%	0.6%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

•	Total RevPAR, which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 61.1% and 54.1% of the rooms sold during the years ended December 31, 2009 and 2008, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 38.9% and 45.9% of the rooms sold during the years ended December 31, 2009 and 2008, respectively. We divide our group customers into the following subcategories:

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

Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2009 and 2008 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2009	2008
Hotel Operating Expenses:
Rooms	19.4%	18.8%
Food and beverage	29.8%	31.9%
Other departmental expenses	36.8%	35.3%
Management fees	4.6%	5.3%
Other hotel expenses	9.4%	8.7%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 47.4% and 46.4% of the total hotel operating expenses for the years ended December 31, 2009 and 2008, respectively.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $4.9 million, $5.2 million, and $4.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Impairment losses. Overall weakness in the U.S. economy, particularly turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by the U.S. GDP growth, business investment and employment growth, weakened. We determined that these conditions have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, which are indicators of potential impairment of goodwill and long-lived assets. Based on our evaluation, we recorded an estimated non-cash goodwill impairment charge of $41.9 million during the year ended December 31, 2009.

An impairment test of long-lived assets was performed for two Mexican development sites at December 31, 2009 based on uncertainties surrounding the development of this land in a manner consistent with our original plan, resulting in an impairment charge of $23.2 million. An impairment test of long-lived assets was performed for the Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) at September 30, 2009 based on a change in the anticipated holding period of the hotel, resulting in an impairment charge of $30.8 million.

During the year ended December 31, 2009, we recorded a $26.5 million impairment charge due to an other-than-temporary decline in value of our 45% investments in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and HdC North Beach Development, LLLP (North Beach Venture).

The estimates and assumptions made in assessing fair value of the reporting units, which for us is each of our hotel properties, and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to December 31, 2009. Any such adjustment could be material, but will be non-cash. See “—Critical Accounting Policies” for further detail regarding our analysis.

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

Amendment to Bank Credit Facility. In February 2009, we entered into the third amendment to our bank credit facility. This amendment, among other things, provides us with additional flexibility with respect to our financial covenants and related financial calculations, reduces the facility size from $500.0 million to $400.0 million and increases the interest rate from the London Interbank Offered Rate (LIBOR) plus a margin of 0.80% to 1.50% to LIBOR plus a margin of 3.75%. See “—Liquidity and Capital Resources” for further detail regarding the third amendment to our bank credit facility.

Sale of Interests in Hotel Properties. In 2009, we sold the Four Seasons Mexico City and the Renaissance Paris hotels for net sales proceeds of $52.2 million and $50.3 million, respectively.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Operating Results

The following table presents the operating results for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($)	Change (%)
Revenues:
Rooms	$393,206	$507,383	$(114,177)	22.5%
Food and beverage	230,630	310,939	(80,309)	25.8%
Other hotel operating revenue	95,105	104,680	(9,575)	9.1%

	718,941	923,002	(204,061)	22.1%
Lease revenue	4,858	5,387	(529)	9.8%

Total revenues	723,799	928,389	(204,590)	22.0%

Operating Costs and Expenses:
Hotel operating expenses	571,384	675,088	(103,704)	15.4%
Lease expense	16,971	17,489	(518)	3.0%
Depreciation and amortization	139,243	116,538	22,705	19.5%
Impairment losses and other charges	100,009	328,485	(228,476)	69.6%
Corporate expenses	25,703	26,369	(666)	2.5%

Total operating costs and expenses	853,310	1,163,969	(310,659)	26.7%

Operating loss	(129,511)	(235,580)	106,069	45.0%
Interest expense, net	(101,783)	(87,649)	(14,134)	16.1%
Loss on early extinguishment of debt	(883)	—	(883)	100.0%
Equity in earnings of joint ventures	1,718	2,810	(1,092)	38.9%
Foreign currency exchange loss	(2,119)	(1,113)	(1,006)	90.4%
Other expenses, net	(609)	(690)	81	11.7%

Loss before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(233,187)	(322,222)	89,035	27.6%
Income tax expense	(3,929)	(10,560)	6,631	62.8%
Distributions in excess of noncontrolling interest capital	—	(2,499)	2,499	100.0%

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(237,116)	(335,281)	98,165	29.3%
Loss on sale of noncontrolling interests in hotel properties	—	(46)	46	100.0%

Loss from continuing operations	(237,116)	(335,327)	98,211	29.3%
(Loss) income from discontinued operations, net of tax	(9,317)	17,841	(27,158)	152.2%

Net loss	(246,433)	(317,486)	71,053	22.4%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	3,129	4,065	(936)	23.0%
Net income attributable to the noncontrolling interests in consolidated affiliates	(641)	(3,870)	3,229	83.4%

Net loss attributable to SHR	$(243,945)	$(317,291)	$73,346	23.1%

Operating Data(1):
Number of hotels	16	16
Number of rooms	7,245	7,234

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. We sold the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for these sold hotels are included in (loss) income from discontinued operations, net of tax for the years ended December 31, 2009 and 2008.

Rooms. Rooms revenue decreased $114.2 million, or 22.5%, for the year ended December 31, 2009 from the year ended December 31, 2008. RevPAR for the year ended December 31, 2009 decreased by 22.3% from the year ended December 21, 2008. The components of RevPAR from our Total Portfolio for the years ended December 31, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008
Occupancy	66.13%	72.11%
ADR	$233.84	$276.17
RevPAR	$154.65	$199.15

When comparing the same period from prior year, rooms revenue decreased across our portfolio of hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. The majority of our portfolio properties incurred significant declines in RevPAR ranging from 20%-30%.

Food and Beverage. Food and beverage revenue decreased $80.3 million, or 25.8%, for the year ended December 31, 2009 from the year ended December 31, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. hotel. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. The decrease in revenue was partially offset by increases at the Four Seasons Washington, D.C. hotel, which opened a new restaurant in the first quarter of 2009 and recovered business that was displaced during the renovation of the hotel in 2008.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $9.6 million, or 9.1%, for the year ended December 31, 2009 from the year ended December 31, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to the weak economy and the swine flu outbreak. These decreases were partially offset by a $6.2 million increase in cancellation fees received primarily at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, Four Seasons Punta Mita and Ritz-Carlton Laguna Niguel hotels.

Lease Revenue. Lease revenue decreased $0.5 million, or 9.8%, for the year ended December 31, 2009 from the year ended December 31, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2009 and 2008, including the amount and percentage changes in these expenses between the two years (in thousands):

	Total Portfolio
	2009	2008	Change($)	Change (%)
Hotel operating expenses:
Rooms	$110,631	$126,804	$(16,173)	12.8%
Food and beverage	170,503	215,683	(45,180)	20.9%
Other departmental expenses	210,044	238,258	(28,214)	11.8%
Management fees	26,593	35,920	(9,327)	26.0%
Other hotel expenses	53,613	58,423	(4,810)	8.2%

Total hotel operating expenses	$571,384	$675,088	$(103,704)	15.4%

Hotel operating expenses decreased $103.7 million, or 15.4%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $17.3 million decrease in food and beverage costs and a $8.2 million decrease in credit card and travel agent commissions, and the successful implementation of our fixed-cost reduction initiative, which included a $42.6 million decrease in payroll due to lower headcount totals. A modification of the license and service agreement of a restaurant operator at the Westin St. Francis hotel contributed to the decrease in both the food and beverage and payroll costs. The $9.3 million decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $22.7 million, or 19.5%, for the year ended December 31, 2009 when compared to year ended December 31, 2008. The increase is due to capital projects being placed in service during late 2008 through 2009. Major projects were placed in service at the Marriott London Grosvenor Square, the Fairmont Scottsdale, the Westin St. Francis, the Four Seasons Washington, D.C., and the Paris Marriott.

Impairment Losses and Other Charges. During the year ended December 31, 2009, we recorded a non-cash goodwill impairment charge of $41.9 million. The charge related to the Four Seasons Washington, D.C. ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. We recorded a long-lived asset impairment charge of $23.2 million related to two Mexican development sites based on uncertainties surrounding the development of this land in a manner consistent with our original plan. We also recorded an impairment charge of $26.5 million related to an other-than-temporary decline in value of our investment in the Hotel and North Beach Ventures.

During the year ended December 31, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $8.3 million to write off capitalized costs and deposits related to these projects. For the year ended December 31, 2009, we also recorded a charge of $0.2 million to write off our investment in Luxury Leisure Properties International, L.L.C. (LLPI). See “Item 8. Financial Statements and Supplementary Data—6. Investment In Joint Ventures” for a description of LLPI. Our interest in the LLPI venture was redeemed in May 2009.

During the year ended December 31, 2008, we recorded a non-cash impairment charge that consisted of $284.1 million of goodwill, $0.6 million of other intangible assets, and $1.0 million of investment in joint ventures. The charges related to the Ritz-Carlton Laguna Niguel ($61.5 million), Westin St. Francis ($57.1 million), Fairmont Scottsdale ($50.7 million) Marriott London Grosvenor Square ($49.6 million), the InterContinental Prague ($49.4 million), the Four Seasons Washington, D.C. ($16.4 million) and our investment in the Residence Club Punta Mita (RCPM) ($1.0 million).

We also recorded a charge of approximately $35.7 million during the year ended December 31, 2008 related to abandoning our planned purchase of an interest in a mixed-use building, the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.7 million in planning and development costs. Additionally, we abandoned several capital projects at certain of our properties due to unfavorable market conditions and recorded a charge of approximately $7.1 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses decreased $0.7 million, or 2.5%, for the year ended December 31, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to a decrease in professional fees and a decrease in costs related to terminated transactions, partially offset by an increase related to the vesting acceleration of certain RSUs issued prior to December 31, 2008.

Interest Expense, Net. The $14.1 million, or 16.1%, increase in interest expense, net for the year ended December 31, 2009 when compared to the year ended December 31, 2008 was primarily due to:

•	a $6.9 million decrease in capitalized interest,

•	a $2.6 million increase attributable to higher average borrowings,

•	a $2.6 million increase in the amortization of deferred financing costs,

•	a $1.1 million decrease in interest income, and

•	a $0.9 million increase due to the net impact of an increase in amortization of interest rate swap costs offset by lower average interest rates.

The components of interest expense, net for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008
Mortgages and other debt	$(55,557)	$(77,423)
Bank credit facility	(10,998)	(6,211)
Exchangeable Notes	(6,311)	(6,265)
Amortization of Exchangeable Notes discount	(4,296)	(4,141)
Amortization of deferred financing costs	(6,693)	(4,051)
Amortization of interest rate swap costs	(20,389)	—
Interest income	738	1,796
Capitalized interest	1,723	8,646

Total interest expense, net	$(101,783)	$(87,649)

The weighted average debt outstanding for the years ended December 31, 2009 and 2008 amounted to $1.71 billion and $1.66 billion, respectively, and the weighted average interest rate for each of the years ended December 31, 2009 and 2008, including the effect of interest rate swaps, was 5.7%. At December 31, 2009, including the effect of interest rate swaps, 14.0% of our total debt had variable interest rates and 86.0% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Year ended December 31, 2009 (in thousands):

	Hotel/North Beach Ventures	RCPM	BuyEfficient(1)	Total
Equity in earnings	$936	$254	$528	$1,718
Depreciation	7,736	128	—	7,864
Interest expense	7,799	104	—	7,903
Income tax expense	82	86	—	168

Year ended December 31, 2008 (in thousands):

	Hotel/North Beach Ventures	RCPM	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$2,177	$988	$239	$(594)	$2,810
Depreciation	7,379	—	—	—	7,379
Interest expense	15,204	178	—	—	15,382
Income tax (benefit) expense	(157)	381	—	—	224

(1)	See “Item 8. Financial Statements and Supplementary Data—6. Investment In Joint Venutures” for a description of BuyEfficient.

We recorded $1.7 million of equity in earnings during the year ended December 31, 2009, which is a $1.1 million decrease from the $2.8 million equity in earnings recorded during the year ended December 31, 2008. The change was primarily due to a decrease in operating performance related to the Hotel Del Coronado and the RCPM, partially offset by a decrease in interest expense at the Hotel Venture, which was the result of lower interest rates.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $2.1 million during the year ended December 31, 2009, which is a $1.0 million increase from the $1.1 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel and working capital at certain foreign hotel properties.

Income Tax Expense. Income tax expense decreased $6.6 million during the year ended December 31, 2009 when compared to the year ended December 31, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in excess of the noncontrolling interest partners’ capital account in the amount of $2.5 million during the year ended December 31, 2008. On January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements. The adoption of this new guidance requires any future distributions that exceed a noncontrolling interest partner’s capital balance to be recorded as a deficit in the noncontrolling interest balance and no longer reflected in the consolidated statements of operations.

(Loss)Income from Discontinued Operations, Net of Tax. We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009 and the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of these hotels were reclassified as discontinued operations for the periods presented. (Loss) income from discontinued operations amounted to $9.3 million in loss and $17.8 million in income for the years ended December 31, 2009 and 2008, respectively.

The loss from discontinued operations for the year ended December 31, 2009 primarily consisted of the operating results of the Four Seasons Mexico City and the Renaissance Paris hotels, which included a non-cash long-lived asset impairment charge of $30.8 million related to the Renaissance Paris hotel, offset by a $6.5 million gain recognized on the sale of the Four Seasons Mexico City hotel and a $11.7 million gain recognized on the sale of the Renaissance Paris hotel.

The $17.8 million income from discontinued operations for the year ended December 31, 2008 primarily consisted of a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel and a $0.4 million gain recognized on the sale of the Hyatt Regency New Orleans hotel as well as the operating results of the Four Seasons Mexico City and Hyatt Regency Phoenix hotels, partially offset by the operating results of the Renaissance Paris, which included a non-cash goodwill impairment charge of $33.3 million.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $0.9 million when compared to prior year. This change was due to the decrease in net loss recognized during the year ended December 31, 2009 when compared to the year ended December 31, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $3.2 million for the year ended December 31, 2009 when compared to the same period in the prior year due to lower net income of our consolidated affiliates.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Operating Results

The following table presents the operating results for the years ended December 31, 2008 and 2007, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2008	2007	Change ($)	Change (%)
Revenues:
Rooms	$507,383	$487,681	$19,702	4.0%
Food and beverage	310,939	316,068	(5,129)	1.6%
Other hotel operating revenue	104,680	104,785	(105)	0.1%

	923,002	908,534	14,468	1.6%
Lease revenue	5,387	23,405	(18,018)	77.0%

Total revenues	928,389	931,939	(3,550)	0.4%

Operating Costs and Expenses:
Hotel operating expenses	675,088	662,647	12,441	1.9%
Lease expense	17,489	15,700	1,789	11.4%
Depreciation and amortization	116,538	99,529	17,009	17.1%
Impairment losses and other charges	328,485	7,372	321,113	4,355.8%
Corporate expenses	26,369	29,767	(3,398)	11.4%

Total operating costs and expenses	1,163,969	815,015	348,954	42.8%

Operating (loss) income	(235,580)	116,924	(352,504)	301.5%
Interest expense, net	(87,649)	(87,370)	(279)	0.3%
Loss on early extinguishment of debt	—	(7,845)	7,845	100.0%
Equity in earnings of joint ventures	2,810	8,344	(5,534)	66.3%
Foreign currency exchange loss	(1,113)	(3,501)	2,388	68.2%
Other expenses, net	(690)	(201)	(489)	243.3%

(Loss) income before income taxes, distributions in excess of noncontrolling interest capital, (loss) gain on sale of noncontrolling interests in hotel properties and discontinued operations	(322,222)	26,351	(348,573)	1,322.8%
Income tax expense	(10,560)	(7,205)	(3,355)	46.6%
Distributions in excess of noncontrolling interest capital	(2,499)	—	(2,499)	100.0%

(Loss) income before (loss) gain on sale of noncontrolling interests in hotel properties and discontinued operations	(335,281)	19,146	(354,427)	1,851.2%
(Loss) gain on sale of noncontrolling interests in hotel properties	(46)	85,762	(85,808)	100.1%

(Loss) income from continuing operations	(335,327)	104,908	(440,235)	419.6%
Income (loss) from discontinued operations, net of tax	17,841	(36,137)	53,978	149.4%

Net (loss) income	(317,486)	68,771	(386,257)	561.7%
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	4,065	(969)	5,034	519.5%
Net income attributable to the noncontrolling interests in consolidated affiliates	(3,870)	(1,363)	(2,507)	183.9%

Net (loss) income attributable to SHR	$(317,291)	$66,439	$(383,730)	577.6%

Operating Data(1):
Number of hotels	16	16
Number of rooms	7,234	7,235

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009, the Hyatt Regency Phoenix hotel during the third quarter of 2008, and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax for the years ended December 31, 2008 and 2007.

Rooms. Rooms revenue increased $19.7 million, or 4.0%. RevPAR for the year ended December 31, 2008 increased by 0.7% from the year ended December 31, 2007. The components of RevPAR for the years ended December 31, 2008 and 2007 are summarized as follows:

	Years Ended December 31,
	2008	2007
Occupancy	72.11%	76.28%
ADR	$276.17	$259.30
RevPAR	$199.15	$197.78

The primary driver of the increase in rooms revenue was the consolidation of the Paris Marriott operations on January 1, 2008, which generated $39.0 million of rooms revenue during the year ended December 31, 2008. The remaining properties realized a $19.3 million decrease in rooms revenue. This decrease was driven mainly by RevPAR declines at the Marriott Lincolnshire (13.7%), which saw a drop in group demand due to increased competition coupled with a discounting of transient room rates, at the Marriott London Grosvenor Square (11.9%), which experienced displacement from room renovations earlier in the year as well as foreign currency translation, and at the Fairmont Chicago (10.2%), which experienced displacement from renovations during the first half of 2008.

Food and Beverage. Food and beverage revenue decreased by $5.1 million, or 1.6%. Food and beverage revenue for all properties, excluding the Paris Marriott, decreased by $12.9 million due to a shifting of the mix of business from group to transient at several of our hotels. In addition, lower overall occupancy has resulted in decreases in ancillary revenues such as food and beverage. This decrease was partially offset by the consolidation of the Paris Marriott in 2008, which generated food and beverage revenue of $7.8 million.

Lease Revenue. Lease revenue decreased $18.0 million, or 77.0%. The decrease in lease revenue was primarily related to the Paris Marriott. Effective January 1, 2008, we no longer sublease the operations of the Paris Marriott to a third party and no longer record lease revenue. We now record the operating results of the Paris Marriott in our consolidated statement of operations, including operating revenues and expenses.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2008 and 2007, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2008	2007	Change($)	Change (%)
Hotel operating expenses:
Rooms	$126,804	$120,891	$5,913	4.9%
Food and beverage	215,683	214,224	1,459	0.7%
Other departmental expenses	238,258	229,052	9,206	4.0%
Management fees	35,920	35,117	803	2.3%
Other hotel expenses	58,423	63,363	(4,940)	7.8%

Total hotel operating expenses	$675,088	$662,647	$12,441	1.9%

Hotel operating expenses increased $12.4 million, or 1.9%. Approximately $24.0 million of the increase in hotel operating expenses related to the consolidation of the Paris Marriott operations. For the remainder of the properties, hotel operating expenses decreased $11.6 million, which mainly consisted of declines in insurance expense of $4.0 million due to lower premiums. In addition, in the prior year, we wrote off $1.2 million of deferred costs related to a condominium-hotel project that was delayed indefinitely at the Fairmont Chicago, with no similar write-off during 2008.

Depreciation and Amortization. Depreciation and amortization increased $17.0 million, or 17.1%, for the year ended December 31, 2008 when compared to the year ended December 31, 2007. Approximately $0.9 million of the increase related to depreciation on corporate assets, which increased when the corporate office relocated in September 2007. The remainder of the increase in depreciation and amortization is primarily due to capital projects being placed in service at the individual hotels.

Impairment Losses and Other Charges. During the year ended December 31, 2008, we recorded a non-cash impairment charge that consisted of $284.1 million of goodwill, $0.6 million of other intangible assets, and $1.0 million of investment in joint ventures. The charges related to the Ritz-Carlton Laguna Niguel ($61.5 million), Westin St. Francis ($57.1 million), Fairmont Scottsdale ($50.7 million) Marriott London Grosvenor Square ($49.6 million), the InterContinental Prague ($49.4 million), the Four Seasons Washington, D.C. ($16.4 million) and our investment in RCPM ($1.0 million).

We also recorded a charge of approximately $35.7 million during the year ended December 31, 2008 related to abandoning our planned purchase of an interest in a mixed-use building, the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.7 million in planning and development costs. Additionally, we abandoned several capital projects at certain of our properties due to unfavorable market conditions and recorded a charge of approximately $7.1 million to write off capitalized costs related to these projects.

During the year ended December 31, 2007, we recorded a charge of $7.4 million to write off previously deferred costs related to our decision to abandon the planned public listing of our European hotel assets.

Corporate Expenses. Corporate expenses decreased $3.4 million, or 11.4% for the year ended December 31, 2008 when compared to the same period in 2007. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is primarily attributable to:

•	a $2.2 million decrease in payroll and related costs primarily due to decreases in bonus expenses partially offset by increase in severance costs,

•	a $0.9 million decrease in travel and entertainment and recruiting expenses, and

•	a $0.5 million decrease in office expenses, partially offset by

•	a $0.3 million increase in professional fees.

Interest Expense, Net. The $0.3 million, or 0.3%, increase in interest expense, net for the year ended December 31, 2008 when compared to the year ended December 31, 2007 was primarily due to:

•	a $5.8 million increase attributable to higher average borrowings and

•	an $0.8 million decrease in interest income, partially offset by

•	a $3.0 million decrease due to lower average rates,

•	a $2.7 million increase in capitalized interest, and

•	a $0.6 million decrease in amortization.

The components of interest expense, net for the years ended December 31, 2008 and 2007 are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007
Mortgages and other debt	$(77,423)	$(74,590)
Bank credit facility	(6,211)	(9,107)
Exchangeable Notes	(6,265)	(4,646)
Amortization of Exchangeable Notes discount	(4,141)	(2,893)
Amortization of deferred financing costs	(4,051)	(4,634)
Interest income	1,796	2,595
Capitalized interest	8,646	5,905

Total interest expense, net	$(87,649)	$(87,370)

The weighted average debt outstanding for the years ended December 31, 2008 and 2007 amounted to $1.7 billion and $1.6 billion, respectively, and the weighted average interest rates for the years ended December 31, 2008 and 2007, including the effect of interest rate swaps, were 5.7% and 5.9%, respectively. At December 31, 2008, including the effect of interest rate swaps, 15.4% of our total debt had variable interest rates and 84.6% had fixed interest rates.

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

Foreign Currency Exchange Loss. Foreign currency exchange loss decreased by $2.4 million during the year ended December 31, 2008 when compared to the same period in the prior year. The decrease was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Expenses, Net. Other expenses, net includes asset management fees, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in this expense of $0.5 million is primarily attributable to a $0.7 million decrease in asset management fees, offset by a $0.2 million decrease in state and local tax expense.

Income Tax Expense. Income tax expense increased $3.4 million during the year ended December 31, 2008 when compared to the year ended December 31, 2007. The increase in income tax expense is primarily due to a decrease in the deferred tax benefit at the InterContinental Prague due to the enactment of lower tax rates effective after January 1, 2008, partially offset by a decrease in the InterContinental Prague’s current foreign income tax due to a decrease in earnings in 2008 when compared to 2007. Additionally, taxes in the United States decreased related to residential sales at the North Beach Venture. The majority of the North Beach Venture units were sold in 2007 with no significant activity in 2008.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in a consolidated entity in excess of the noncontrolling interest partner’s capital account in the amount of $2.5 million for the year ended December 31, 2008.

(Loss) Gain on Sale of Noncontrolling Interests in Hotel Properties. On August 31, 2007, we sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels. We recognized a gain on the sale of approximately $85.8 million during the year ended December 31, 2007.

Income (Loss) from Discontinued Operations, Net of Tax. We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009, the Hyatt Regency Phoenix hotel during the third quarter of 2008, and the Hyatt Regency New Orleans hotel during the fourth quarter of 2007. The results of operations of these hotels were reclassified as discontinued operations for the periods presented. Income (loss) from discontinued operations amounted to $17.8 million in income and $36.1 million in loss for the years ended December 31, 2008 and 2007, respectively.

The $17.8 million income from discontinued operations for the year ended December 31, 2008 primarily consisted of a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel and a $0.4 million gain recognized on the sale of the Hyatt Regency New Orleans hotel and the operating results of the Four Seasons Mexico City and Hyatt Regency Phoenix hotels, partially offset by the operating results of the Renaissance Paris hotel, which included a non-cash goodwill impairment charge of $33.3 million.

The loss from discontinued operations for the year ended December 31, 2007 primarily consisted of the operating results at the Four Seasons Mexico City, Renaissance Paris, Hyatt Regency Phoenix and Hyatt Regency New Orleans hotels, which included $7.3 million of losses on the early extinguishment of debt related to the defeasance of fixed rate mortgage loans secured by two of these hotels and a $37.7 million impairment loss on the Hyatt Regency New Orleans hotel due to a change in our anticipated holding period of the property and our updated estimates of the fair value of the property.

Net Loss (Income) Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss (income) attributable to the noncontrolling interest in SHR’s operating partnership changed to $4.1 million of loss for the year ended December 31, 2008 when compared to income of $1.0 million for the year ended December 31, 2007. This change was due to the change in the results of our operations and primarily driven by the impairment losses and other charges recorded during 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to the noncontrolling interests in consolidated affiliates increased $2.5 million for the year ended December 31, 2008 when compared to the year ended December 31, 2007. The change reflected the effect of the sale of 49% noncontrolling interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007, as well as the acquisition of the remaining noncontrolling interests in the InterContinental Miami hotel in September 2007.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility to maintain compliance with our financial covenants during 2010 and provides sufficient borrowing capacity to meet our short-term liquidity requirements during such time. As of December 31, 2009, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets. As of February 24, 2010, the outstanding borrowings and letters of credit in the aggregate were $197.8 million.

In the fourth quarter of 2009, we sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102.4 million. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity in the short term, we are actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. As of December 31, 2009, maximum availability under the bank credit facility was $287.3 million, and outstanding borrowings and letters of credit in the aggregate were $180.8 million. The administrative agent for the bank credit facility is currently obtaining appraisals for the borrowing base assets and depending upon the final appraised values, the maximum availability may decrease. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months. However, if current financial market conditions worsen and our business deteriorates further, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes.

If an event of default were to occur and we were unable to modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases that we may be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

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

Capital expenditures for the years ended December 31, 2009, 2008 and 2007 amounted to $75.4 million, $182.8 million and $129.1 million, respectively. Included in the 2009, 2008 and 2007 amounts were $1.7 million, $8.6 million and $8.4 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. Capital expenditures for the year ended December 31, 2007 included approximately $16.7 million to redevelop the Hyatt Regency New Orleans hotel. For the year ended December 31, 2010, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $30.0 million and owner-funded projects of up to approximately $5.0 million. Consistent with our efforts to preserve liquidity, capital expenditures have been cancelled or deferred to a minimum spending level in 2010.

Bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility with respect to our financial covenants and related financial calculations. The following summarizes key financial terms and conditions of the bank credit facility, as amended:

•	the maximum facility size was reduced to $400.0 million;

•

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

lenders received additional collateral in the form of mortgages over the four borrowing base properties which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

•

maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by an 8% debt constant on the balance outstanding under the facility, as defined in the loan agreement), or a 45% advance rate against the appraised value of the borrowing base assets;

•

minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced, provided that the minimum corporate fixed charge coverage can increase up to 1.15 times subject to certain conditions set forth in the bank credit facility;

•	maximum corporate leverage of 80.0% as defined in the third amendment;

•	minimum tangible net worth, as defined in the agreement, of $600.0 million, excluding goodwill and currency translation adjustments;

•	default under and acceleration of any loan secured by property located in Europe, would not constitute an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010; and

•	restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages and other debt payable as of December 31, 2009 (in thousands):

	Balance as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70%(1)	$123,750	$—	$—	$123,750	$—	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	118,250	—	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	76,500	—	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	97,500		—	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	121,000	—	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	90,000	—	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20%(2)	148,886	4,467	4,467	139,952	—	—	—
Westin St. Francis, LIBOR plus 0.70%(1)	220,000	—	220,000	—	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	124,859	3,329	3,329	3,330	114,871	—	—
Fairmont Scottsdale, LIBOR plus 0.56%	180,000	—	180,000	—	—	—	—

Total mortgage loans	$1,300,745	$7,796	$618,796	$559,282	$114,871	$—	$—

(1)

These mortgage loans require that we maintain a minimum tangible net worth requirement. On March 25, 2009, we entered into second amendments to our mortgage loans to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described above, which is calculated without regard to goodwill. We met the requirements of this modified tangible net worth calculation as of December 31, 2009.

(2)	As of December 31, 2009, we were in violation of certain loan to value and interest cover ratio covenants under the InterContinental Prague loan agreement. The lender provided us with a waiver through March 15, 2010 to comply with these loan covenants. In February 2010, we entered into an amended and restated loan agreement with the lender. Under the amended terms, the maturity date of the loan is extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waives the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through loan maturity, b) postpones the amortization of principal payments, c) establishes a €2.0 million liquidity reserve to cover potential shortfalls in debt service, d) allows accrued and unpaid interest up to €2.0 million to be added to the principal balance under certain circumstances and e) requires that we use the net proceeds from the prior sale of two apartment buildings in Prague that were previously part of the lender’s security for the loan to pay down the principal amount of the loan by €2.4 million.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility prohibit us from buying back common or preferred shares unless certain conditions are met.

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

Equity Securities

As of December 31, 2009, we had 862,342 RSUs outstanding, of which 216,004 were vested. In addition, we had 885,026 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2008 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2008	74,410,012	975,855	75,385,867
RSUs redeemed for shares of our common stock	827,251	—	827,251
OP Units redeemed	15,989	(21,109)	(5,120)

Outstanding at December 31, 2009	75,253,252	954,746	76,207,998

Cash Flows

Operating Activities. Net cash provided by operating activities was $46.6 million for the year ended December 31, 2009 compared to $95.2 million for the year ended December 31, 2008 and $174.7 million for the year ended December 31, 2007. Cash flows from operations decreased from 2008 to 2009 primarily due to decreased operating income at the hotels, which have been negatively impacted by the current economic downturn. Cash flows from operations decreased from 2007 to 2008 primarily due to $12.7 million of insurance proceeds that were received in 2007, with no corresponding proceeds received in 2008, a $28.5 million charge in 2008 related to our decision not to purchase an interest in the Aqua Building, and a decrease in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

Investing Activities. Net cash provided by investing activities was $66.3 million for the year ended December 31, 2009 compared to net cash used in investing activities of $83.9 million for the year ended December 31, 2008 and $49.4 million for the year ended December 31, 2007. The significant investing activities during these periods are summarized below:

•

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the year ended December 31, 2009 for net sales proceeds of $52.2 million and $50.3 million, respectively, we sold the Hyatt Regency Phoenix hotel during the year ended December 31, 2008 for net sales proceeds of $89.6 million, and we sold the Hyatt Regency New Orleans hotel during the year ended December 31, 2007 for net sales proceeds of $23.0 million.

•	We sold two apartment buildings associated with the InterContinental Prague for net sales proceeds of $6.6 million during the year ended December 31, 2009.

•	We received $10.1 million of cash from our investments in joint ventures during the year ended December 31, 2009.

•	We received a $6.0 million payment on a promissory note from the purchaser of Hyatt Regency New Orleans during the year ended December 31, 2008.

•	We paid $1.2 million during the year ended December 31, 2008 for an interest in a newly-formed joint venture, LLPI.

•	We purchased the Renaissance Paris hotel for approximately $95.0 million in July 2007.

•	We sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels in August 2007 and received net proceeds of approximately $111.2 million.

•	We purchased a 60-acre oceanfront parcel for development in Punta Mita, Mexico in October 2007 for an initial payment of $16.1 million, including closing costs.

•	We purchased a 50% interest in BuyEfficient for approximately $6.3 million in December 2007.

•	We received $62.1 million of insurance proceeds during the year ended December 31, 2007 as a result of the hurricane that struck our Hyatt Regency New Orleans property in August 2005.

•

We acquired our partner’s 15% interest in the InterContinental Chicago hotel in May 2007 and the InterContinental Miami hotel in September 2007 for approximately $22.0 million and $9.4 million, respectively.

•	We paid $5.7 million in escrow deposits in connection with a potential hotel acquisition in 2007 and in 2009 we received a return of $3.8 million of this deposit.

•

We disbursed $75.4 million, $182.8 million and $129.1 million during the years ended December 31, 2009, 2008 and 2007, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•	Restricted cash and cash equivalents decreased by $14.5 million during the year ended December 31, 2009 primarily due to renovations funded through property and equipment replacement reserves

(FF&E Reserves). Restricted cash and cash equivalents decreased by $4.8 million during the year ended December 31, 2008, primarily due to renovations funded through FF&E Reserves. Restricted cash and cash equivalents decreased by $34.2 million during the year ended December 31, 2007 primarily due to the release of insurance proceeds.

Financing Activities. Net cash used in financing activities was $78.8 million for the year ended December 31, 2009 compared to $34.7 million for the year ended December 31, 2008 and $104.8 million for the year ended December 31, 2007. The significant financing activities during these periods are summarized below:

•

During the year ended December 31, 2009, we made net payments of $28.0 million on our bank credit facility. During the year ended December 31, 2008, we had net borrowings on our bank credit facility of $97.0 million. During the year ended December 31, 2007, we made net payments on our bank credit facility of $6.0 million.

•	We paid $37.2 million to buy down the interest rate swap fixed pay rates during the year ended December 31, 2009.

•	We paid financing costs of $8.3 million, $0.4 million and $23.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

•

We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $4.8 million, $9.8 million, and $1.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

•

During the years ended December 31, 2008 and 2007, we paid quarterly distributions to our common shareholders amounting to $72.0 million and $71.4 million, respectively, we paid quarterly distributions to preferred shareholders amounting to $30.9 million and $30.1 million, respectively, and SH Funding paid quarterly distributions to noncontrolling interest holders amounting to $0.9 million and $1.0 million, respectively.

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

•	We paid $25.0 million for the repurchase of common stock during the year ended December 31, 2007.

•	We received proceeds from issuance of preferred stock, net of offering costs of approximately $10.7 million for the year ended December 31, 2007.

•	During the year ended December 31, 2007, we made net payments on mortgage debt and other debt of $126.0 million, which includes the defeasance of the fixed rate loan portfolio.

Dividend Policy

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

Our board of directors elected to suspend the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for

2009. Based on our current forecasts, we would not be required to make any distributions in order to maintain our REIT status. The elimination of our preferred and common dividends equates to approximately $30.2 million in cash flow savings each quarter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2009 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,658,745	$7,796	$1,650,949	$—	$—
Interest on long-term debt obligations(3)	194,133	69,760	115,873	8,500	—
Operating lease obligations—ground leases and office space	8,320	605	1,906	1,347	4,462
Operating leases—Paris Marriott and Hamburg Marriott	453,785	22,561	67,684	45,123	318,417

Total	$2,314,983	$100,722	$1,836,412	$54,970	$322,879

(1)	These amounts represent obligations that are due within fiscal year 2010.
(2)	Long-term debt obligations include our mortgages, Exchangeable Notes (excluding the effect of the discount) and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.
(3)	Interest on variable rate debt obligations is calculated based on the variable rates at December 31, 2009 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2009, $15.8 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Hotel and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in the Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of non-recourse mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At December 31, 2009, there was an outstanding balance of $18.5 million on the revolving credit facility. At December 31, 2009, there were letters of credit outstanding of $1.5 million, which are secured by the revolving credit facility. The mortgage and mezzanine debt financings and revolving credit facility mature January 9, 2011. At December 31, 2009, our investment in the Partnerships amounted to $36.5 million. Our equity in earnings of the Partnerships was $0.9 million for the year ended December 31, 2009.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2009, our investment in the joint venture amounted to $3.6 million. Our equity in earnings of the joint venture was $0.3 million for the year ended December 31, 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At December 31, 2009, our investment in the joint venture amounted to $6.7 million. Our equity in earnings of the joint venture was $0.5 million for the year ended December 31, 2009.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—15. Related Party Transactions” for a discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets and Goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually and whenever circumstances or events indicate potential impairment. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In our analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of assets as held for sale requires the recording of assets at their net realizable value which can affect the amount of impairment recorded.

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

During 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill, intangible assets, and other long-lived assets were therefore required. We reached the conclusion that impairment tests were required to be performed as of June 30, 2009 based on our assessment of the conditions that have contributed to our low stock price and reduced market capitalization relative to the book value of our equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. Based on our analysis, we recorded a non-cash impairment charge that consisted of $41.9 million of goodwill.

At December 31, 2009, we performed an impairment test of long-lived assets for two Mexican development sites based on uncertainties surrounding the development of this land in a manner consistent with our original plan, resulting in an impairment charge of $23.1 million. In addition, during the third quarter of 2009, we recorded an impairment charge of $30.8 million, which is included in income (loss) from discontinued operations, related to the Renaissance Paris due to a change in the anticipated holding period for this hotel.

The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. In addition, continued deterioration in economic and market conditions present a potential for additional impairment charges on our hotel properties subsequent to December 31, 2009. Any such adjustments could be material, but will be non-cash.

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

•

Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. The life of the assets is based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the asset, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification™ (Codification). This is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification has an impact on our financial statement disclosures as all references to authoritative accounting literature are references in accordance with the Codification.

In June 2009, the FASB issued new accounting guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We do not expect that the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued new accounting guidance which deferred the effective date for measuring fair value of non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We adopted the new guidance with respect to our non-financial assets and liabilities and determined that the new guidance did not have a material impact on our financial statements.

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

See “Item 8. Financial Statements and Supplementary Data—11. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2009.

As of December 31, 2009, our total outstanding mortgages, bank credit facility and Exchangeable Notes, net of discount, were approximately $1.6 billion, of which approximately $230.0 million, or 14.0%, was variable rate debt. Total variable rate debt excluded $1.2 billion fixed by the interest rate swaps described above. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $50,000 annually.

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

For the year ended December 31, 2009, approximately 19.8% of our total revenues were generated outside of the United States, with approximately 6.2% of total revenues generated from the Paris Marriott and Marriott Hamburg (which use the euro), approximately 5.5% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 4.2% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 3.9% of total revenues generated from the InterContinental Prague (which uses the Czech crown). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10% during the year ended December 31, 2009, total revenues and operating income or loss would have changed from the amounts reported by (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Increase in total revenues	$4.0	$4.5	$2.8	$3.0	$14.3
Increase (decrease) in operating income	$(2.0)	$0.3	$0.2	$(0.2)	$(1.7)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10% as of December 31, 2009, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $5.3 million from the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and convertible debt instruments and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2010

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2009	2008
Assets
Investment in hotel properties, net	$2,162,584	$2,383,860
Goodwill	75,758	120,329
Intangible assets, net of accumulated amortization of $4,400 and $3,096	34,046	32,277
Investment in joint ventures	46,745	82,122
Cash and cash equivalents	116,310	80,954
Restricted cash and cash equivalents	22,829	37,358
Accounts receivable, net of allowance for doubtful accounts of $2,657 and $2,203	54,524	70,945
Deferred financing costs, net of accumulated amortization of $12,543 and $6,655	11,225	10,375
Deferred tax assets	34,244	38,260
Other assets	39,878	52,687

Total assets	$2,598,143	$2,909,167

Liabilities and Equity
Liabilities:
Mortgages and other debt payable	$1,300,745	$1,301,535
Exchangeable senior notes, net of discount	169,452	165,155
Bank credit facility	178,000	206,000
Accounts payable and accrued expenses	236,269	281,918
Deferred tax liabilities	16,940	34,236
Deferred gain on sale of hotels	101,852	104,251

Total liabilities	2,003,258	2,093,095
Noncontrolling interests in SHR’s operating partnership	2,717	5,330
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $121,757 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $124,488 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $155,609 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 150,000,000 common shares authorized; 75,253,252 and 74,410,012 common shares issued and outstanding)	752	744
Additional paid-in capital	1,233,856	1,228,774
Accumulated deficit	(954,208)	(710,263)
Accumulated other comprehensive loss	(69,341)	(93,637)

Total SHR’s shareholders’ equity	568,980	783,539
Noncontrolling interests in consolidated affiliates	23,188	27,203

Total equity	592,168	810,742

Total liabilities and equity	$2,598,143	$2,909,167

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2009	2008	2007
Revenues:
Rooms	$393,206	$507,383	$487,681
Food and beverage	230,630	310,939	316,068
Other hotel operating revenue	95,105	104,680	104,785

	718,941	923,002	908,534
Lease revenue	4,858	5,387	23,405

Total revenues	723,799	928,389	931,939

Operating Costs and Expenses:
Rooms	110,631	126,804	120,891
Food and beverage	170,503	215,683	214,224
Other departmental expenses	210,044	238,258	229,052
Management fees	26,593	35,920	35,117
Other hotel expenses	53,613	58,423	63,363
Lease expense	16,971	17,489	15,700
Depreciation and amortization	139,243	116,538	99,529
Impairment losses and other charges	100,009	328,485	7,372
Corporate expenses	25,703	26,369	29,767

Total operating costs and expenses	853,310	1,163,969	815,015

Operating (loss) income	(129,511)	(235,580)	116,924
Interest expense	(102,521)	(89,445)	(89,965)
Interest income	738	1,796	2,595
Loss on early extinguishment of debt	(883)	—	(7,845)
Equity in earnings of joint ventures	1,718	2,810	8,344
Foreign currency exchange loss	(2,119)	(1,113)	(3,501)
Other expenses, net	(609)	(690)	(201)

(Loss) income before income taxes, distributions in excess of noncontrolling interest capital, (loss) gain on sale of noncontrolling interests in hotel properties and discontinued operations	(233,187)	(322,222)	26,351
Income tax expense	(3,929)	(10,560)	(7,205)
Distributions in excess of noncontrolling interest capital	—	(2,499)	—

(Loss) income before (loss) gain on sale of noncontrolling interests in hotel properties and discontinued operations	(237,116)	(335,281)	19,146
(Loss) gain on sale of noncontrolling interests in hotel properties	—	(46)	85,762

(Loss) income from continuing operations	(237,116)	(335,327)	104,908
(Loss) income from discontinued operations, net of tax	(9,317)	17,841	(36,137)

Net (Loss) Income	(246,433)	(317,486)	68,771
Gain (loss) on currency translation adjustments	7,151	(30,225)	22,018
Gain (loss) on mark to market of derivatives	17,145	(45,007)	(50,725)

Comprehensive (Loss) Income	(222,137)	(392,718)	40,064
Comprehensive loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	2,821	5,026	(601)
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(641)	(3,870)	(1,363)

Comprehensive (Loss) Income Attributable to SHR	$(219,957)	$(391,562)	$38,100

Net (Loss) Income	$(246,433)	$(317,486)	$68,771
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	3,129	4,065	(969)
Net income attributable to the noncontrolling interests in consolidated affiliates	(641)	(3,870)	(1,363)

Net (Loss) Income Attributable to SHR	(243,945)	(317,291)	66,439
Preferred shareholder dividends	(30,886)	(30,886)	(30,107)

Net (Loss) Income Attributable to SHR Common Shareholders	$(274,831)	$(348,177)	$36,332

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME—(CONTINUED)

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2009	2008	2007
Amounts Attributable to SHR:
(Loss) income from continuing operations	$(234,745)	$(334,907)	$102,132
(Loss) income from discontinued operations	(9,200)	17,616	(35,693)

Net (loss) income	$(243,945)	$(317,291)	$66,439

Basic (Loss) Income Per Share:
(Loss) income from continuing operations attributable to SHR common shareholders	$(3.53)	$(4.86)	$0.96
(Loss) income from discontinued operations attributable to SHR	(0.12)	0.23	(0.48)

Net (loss) income attributable to SHR common shareholders	$(3.65)	$(4.63)	$0.48

Weighted average common shares outstanding	75,267	75,140	75,075

Diluted (Loss) Income Per Share:
(Loss) income from continuing operations attributable to SHR common shareholders	$(3.53)	$(4.86)	$0.96
(Loss) income from discontinued operations attributable to SHR	(0.12)	0.23	(0.48)

Net (loss) income attributable to SHR common shareholders	$(3.65)	$(4.63)	$0.48

Weighted average common shares outstanding	75,267	75,140	75,324

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	For the years ended December 31,
	2009	2008	2007
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$108,206	$108,206	$97,553
Offering of shares (net of offering costs of $833)	—	—	10,653

Balance, end of year	$108,206	$108,206	$108,206

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$110,775	$110,775	$110,775

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$138,940	$138,940	$138,940

Common shares
Balance, beginning of year	$744	$742	$753
Restricted stock units redeemed for SHR common shares	8	2	—
Common shares repurchased and retired	—	—	(11)

Balance, end of year	$752	$744	$742

Additional paid-in capital
Balance, beginning of year	$1,228,774	$1,217,242	$1,224,400
Adjustment for adopting new guidance on noncontrolling interest	—	—	(8,801)

Balance, beginning of year (as revised, see note 2)	1,228,774	1,217,242	1,215,599
Common shares repurchased and retired	—	—	(19,010)
Purchase of call options	—	—	(9,900)
Share-based compensation	5,598	5,310	5,037
Impact of adopting new guidance on convertible debt instruments	—	—	20,553
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	(516)	1,408	976
Change in redemption value	—	4,814	3,987

Balance, end of year	$1,233,856	$1,228,774	$1,217,242

Accumulated deficit
Balance, beginning of year	$(710,263)	$(307,641)	$(265,435)
Net (loss) income attributable to SHR	(243,945)	(317,291)	66,439
Distributions to shareholders	—	(85,331)	(102,666)
Common shares repurchased and retired	—	—	(5,979)

Balance, end of year	$(954,208)	$(710,263)	$(307,641)

Accumulated other comprehensive loss
Balance, beginning of year	$(93,637)	$(18,405)	$10,304
Currency translation	7,151	(30,225)	22,018
Mark to market of derivatives and other adjustments	17,145	(45,007)	(50,727)

Balance, end of year	$(69,341)	$(93,637)	$(18,405)

Total SHR’s Shareholders’ Equity	$568,980	$783,539	$1,249,859

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2009	2008	2007
Noncontrolling interest in consolidated affiliates
Balance, beginning of year	$27,203	$30,653	$10,965
Net income attributable to the noncontrolling interests in consolidated affiliates	641	3,870	1,363
Distributions to owners	(4,808)	(7,301)	(821)
Acquisition of interest in consolidated affiliates	—	—	(8,942)
Sale of interest in consolidated affiliates	—	—	27,416
Contributions	—	—	391
Other	152	(19)	281

Balance, end of year	$23,188	$27,203	$30,653

Total Equity	$592,168	$810,742	$1,280,512

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2009	2008	2007
Operating Activities:
Net (loss) income	$(246,433)	$(317,486)	$68,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense (benefit)	2,764	1,440	(133)
Depreciation and amortization	144,260	123,617	106,091
Amortization of deferred financing costs and discount and interest rate swap costs	31,234	8,192	7,647
Non-cash impairment losses and other charges	130,804	333,362	45,088
Loss on early extinguishment of debt	883	—	15,139
Equity in earnings of joint ventures	(1,718)	(2,810)	(8,344)
Share-based compensation	5,953	5,067	4,712
Gain on sale of assets	(17,721)	(37,709)	(22)
Loss (gain) on sale of noncontrolling interests in hotel properties	—	46	(85,762)
Foreign currency exchange loss	2,036	814	3,701
Recognition of deferred and other gains, net	(4,902)	(5,161)	(4,848)
Distributions in excess of noncontrolling interest capital	—	2,499	—
Decrease (increase) in accounts receivable	11,015	11,208	(16,163)
Insurance proceeds received	—	—	12,701
Decrease in other assets	1,655	4,601	3,150
(Decrease) increase in accounts payable and accrued expenses	(13,192)	(32,493)	22,953

Net cash provided by operating activities	46,638	95,187	174,681

Investing Activities:
Proceeds from sales of assets	109,151	90,367	23,441
Proceeds from sale of noncontrolling interests in hotel properties	—	—	111,188
Proceeds from promissory note	—	6,000	—
Acquisition of hotel investments	—	(170)	(96,558)
Acquisition of land held for development	—	—	(16,121)
Acquisition of interest in joint ventures	—	(1,228)	(6,346)
Acquisition of interest in consolidated affiliates	—	—	(31,440)
Restricted and unrestricted cash (sold) acquired	(1,088)	—	1,549
Cash received from joint venture	10,099	805	6,049
Decrease (increase) in escrow deposits	3,840	—	(5,693)
Decrease (increase) in security deposits related to sale-leasebacks	4,826	(1,625)	(449)
Insurance proceeds received	—	—	62,092
Capital expenditures	(75,385)	(182,750)	(129,116)
Decrease in restricted cash and cash equivalents	14,452	4,803	34,239
Other investing activities	359	(113)	(2,207)

Net cash provided by (used in) investing activities	66,254	(83,911)	(49,372)

Financing Activities:
Proceeds from issuance of preferred stock, net of offering costs	—	—	10,653
Borrowings under bank credit facility	125,500	228,000	670,000
Payments on bank credit facility	(153,500)	(131,000)	(676,000)
Borrowings from mortgages and other debt	—	—	593,291
Payments on mortgages and other debt	—	(17,500)	(719,293)
Proceeds from exchangeable senior notes, net of discount	—	—	179,100
Purchase of call options	—	—	(9,900)
Financing costs	(8,305)	(361)	(23,835)
Distributions to common shareholders	—	(71,952)	(71,364)
Distributions to preferred shareholders	—	(30,886)	(30,107)
Distributions to holders of noncontrolling interests in SHR’s operating partnership	—	(940)	(1,032)
Distributions to holders of noncontrolling interests in consolidated affiliates	(4,808)	(9,800)	(1,164)
Interest rate swap costs	(37,210)	—	—
Common stock repurchase	—	—	(25,000)
Other financing activities	(513)	(239)	(139)

Net cash used in financing activities	(78,836)	(34,678)	(104,790)

Effect of exchange rate changes on cash	1,300	(7,138)	4,513

Net change in cash and cash equivalents	35,356	(30,540)	25,032
Cash and cash equivalents, beginning of year	80,954	111,494	86,462

Cash and cash equivalents, end of year	$116,310	$80,954	$111,494

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2009	2008	2007
Supplemental Schedule of Non-Cash Investing and Financing Activities:
(Gain) loss on mark to market of derivative instruments (see notes 2 and 11)	$(17,145)	$45,007	$50,725

Distributions declared and payable to common shareholders (see note 10)	$—	$—	$17,941

Distributions payable to holders of noncontrolling interests in SHR’s operating partnership (see note 10)	$—	$—	$236

Mortgage and other debt assumed upon acquisitions of properties (see note 3)	$—	$—	$30,800

Promissory note received upon property disposition (see note 5)	$—	$—	$(7,789)

Hyatt Regency New Orleans property damage and impairment recoverable through insurance (see note 5)	$—	$—	$82,886

(Decrease) increase in capital expenditures recorded as liabilities	$(8,653)	$7,231	$(2,314)

Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$72,605	$82,882	$82,216

Income taxes, net of refunds	$(2,888)	$11,645	$7,861

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2009, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in the United States; Paris, France; Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally-known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2009. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of December 31, 2009, SH Funding owned or leased the following 17 hotels:

1. Fairmont Chicago	10. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale(1)	11. Marriott Champs Elysees Paris (Paris Marriott)(4)(5)
3. Four Seasons Punta Mita Resort	12. Marriott Hamburg(4)
4. Four Seasons Washington, D.C.	13. Marriott Lincolnshire(6)
5. Hotel del Coronado(2)	14. Marriott London Grosvenor Square(6)
6. Hyatt Regency La Jolla(3)	15. Ritz-Carlton Half Moon Bay
7. InterContinental Chicago(3)	16. Ritz-Carlton Laguna Niguel
8. InterContinental Miami	17. Westin St. Francis
9. InterContinental Prague

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company has leasehold interests in these properties.
(5)	Effective January 1, 2008, the Company reflects the operating results of this property in its consolidated statements of operations.
(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected residual returns, or both, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2009, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At December 31, 2009, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Depreciation is computed on a straight-line basis over the following useful lives:

Leasehold interest	Life of lease (51 years)
Buildings	37-39 years
Building and leasehold improvements	5 – 10 years
Site improvements	15 years
Furniture, fixtures & equipment	3-5 years

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:

Goodwill consists of the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance at the beginning of the year
Goodwill	$437,803	$462,536
Accumulated impairment losses	(317,474)	—

	120,329	462,536
Impairment losses—continuing operations	(41,869)	(284,139)
Impairment losses—discontinued operations	—	(33,335)
Goodwill written off related to sales of hotels	(37,777)	—
Accumulated impairment losses written off related to sales of hotels	33,335	—
Currency translation adjustment	1,740	(24,733)

Balance at the end of the year
Goodwill	401,766	437,803
Accumulated impairment losses	(326,008)	(317,474)

	$75,758	$120,329

Intangible Assets:

Intangible assets at December 31, 2009 and 2008 include (in thousands):

	2009	2008	Useful Life
Below market ground lease	$33,746	$30,469	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	3,200	3,404	Period of booking (up to 8 years)

	38,446	35,373
Accumulated amortization	(4,400)	(3,096)

Intangible assets, net	$34,046	$32,277

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2009, 2008 and 2007, amortization expense of intangible assets was $1,327,000, $1,993,000, and $2,075,000, respectively. The estimated aggregate annual amortization expense for intangible assets at December 31, 2009 is summarized as follows (in thousands):

Years ending December 31,
2010	$1,166
2011	1,166
2012	1,166
2013	1,166
2014	933
Thereafter	28,449

Total	$34,046

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment:

Investment in Hotel Properties

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

Goodwill

Goodwill is reviewed for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit, which for the Company is each hotel property, to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, the Company is required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value.

Intangible Assets

Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of the Company’s investment in hotel property impairment process described above.

Investment in Unconsolidated Joint Ventures

A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in unconsolidated joint ventures has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated joint ventures is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. If the investment is other than temporarily impaired, the Company writes down the investment to its estimated fair value. The Company also considers any impairments in the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash and Cash Equivalents:

As of December 31, 2009 and 2008, restricted cash and cash equivalents included $15,829,000 and $32,104,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements (FF&E Reserves). At December 31, 2009 and 2008, restricted cash and cash equivalents also included reserves of $7,000,000 and $5,254,000, respectively, required by loan and other agreements.

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

Noncontrolling Interests:

Third party noncontrolling partners own an approximate one percent interest in SH Funding. The interests held by these noncontrolling partners are stated at the greater of carrying value or their redemption value and are presented as noncontrolling interests in SHR’s operating partnership in the consolidated balance sheets. Net loss (income) attributable to the noncontrolling interest partners is presented as noncontrolling interest in SHR’s operating partnership in the consolidated statements of operations. Net (loss) income and other comprehensive (loss) income are attributed to noncontrolling interest partners in SH Funding based on their weighted average

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the noncontrolling interest partners by the sum of units held by SHR and the units held by noncontrolling interest partners, all calculated based on the weighted average days outstanding at the end of the period.

These noncontrolling partners have a right to exercise a redemption right to require SH Funding to redeem all or a portion of the units held by the noncontrolling interest partners on a specified redemption date at a redemption price equal to the number of operating partnership units multiplied by SHR’s common stock price and in the form of a cash amount. SH Funding is not obligated to satisfy the redemption right if SHR elects to purchase the units. SHR has the sole and absolute discretion to purchase the units. If it does purchase the units, SHR has the sole and absolute discretion to pay either in cash or shares.

The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership (in thousands):

	For the years ended December 31,
	2009	2008	2007
Noncontrolling interest in SHR’s operating partnership
Balance, beginning of year	$5,330	$16,326	$12,463
Impact of adopting new guidance on noncontrolling interests	—	—	8,801

Balance, beginning of year (restated)	5,330	16,326	21,264
Net (loss) income attributable to the noncontrolling interests in SHR’s operating partnership	(3,129)	(4,065)	969
Currency translation	91	(386)	283
Mark to market of derivatives and other adjustments	217	(575)	(649)
Deferred compensation activity	72	68	64
Distributions	—	(709)	(944)
Change in redemption value	—	(4,814)	(3,987)
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	136	(515)	(674)

Balance, end of year	$2,717	$5,330	$16,326

The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. As of December 31, 2009, 2008 and 2007, the redeemable noncontrolling interests had a redemption value of approximately $1,776,000 (based on SHR’s common share price of $1.86 on December 31, 2009), $1,639,000 (based on SHR’s common share price of $1.68 on December 31, 2008), and $16,326,000 (based on SHR’s common share price of $16.73 on December 31, 2007), respectively.

The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. The net income attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2009, 2008 and 2007 is presented in the Company’s consolidated statements of equity.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Distributions in Excess of Noncontrolling Interest Capital:

Prior to the Company adopting new guidance on accounting for noncontrolling interests in consolidated financial statements on January 1, 2009, distributions that exceeded noncontrolling interest partners’ capital in a consolidated entity were recorded as an expense in the consolidated statements of operations. The adoption of the new guidance requires that any future distributions that exceed noncontrolling interest partners’ capital will result in a deficit noncontrolling interest balance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data:

Basic (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), stock options (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of (loss) income from continuing operations attributable to SHR common shareholders for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Numerator:
(Loss) income from continuing operations attributable to SHR	$(234,745)	$(334,907)	$102,132
Preferred shareholder dividends	(30,886)	(30,886)	(30,107)

(Loss) income from continuing operations attributable to SHR common shareholders	$(265,631)	$(365,793)	$72,025

Denominator:
Weighted average common shares—basic	75,267	75,140	75,075
Potentially dilutive securities	—	—	249

Weighted average common shares—diluted	75,267	75,140	75,324

Securities that could potentially dilute basic (loss) income per share in the future that are not included in the computation of diluted (loss) income per share because they are anti-dilutive as of December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Noncontrolling interests	955	976	976
Options and RSUs	1,531	1,413	804

In addition, the diluted (loss) income per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 9) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated other comprehensive loss as of December 31, 2009 2008, and 2007 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2007	$(2,860)	$13,164	$10,304
Mark to market of derivative instruments	(51,339)	—	(51,339)
Reclassification to equity in earnings of joint ventures	612	—	612
CTA activity	—	22,018	22,018

Balance at December 31, 2007	(53,587)	35,182	(18,405)

Mark to market of derivative instruments	(46,086)	—	(46,086)
Reclassification to equity in earnings of joint ventures	1,079	—	1,079
CTA activity	—	(30,225)	(30,225)

Balance at December 31, 2008	(98,594)	4,957	(93,637)

Mark to market of derivative instruments	17,119	—	17,119
Reclassification to equity in earnings of joint ventures	26	—	26
CTA activity	—	7,151	7,151

Balance at December 31, 2009	$(81,449)	$12,108	$(69,341)

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Retrospective Adoption of New Accounting Guidance on Convertible Debt Instruments and Noncontrolling Interests:

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

For the year ended December 31, 2009, this change in accounting principle resulted in an increase of $4,023,000 to interest expense and net loss and an increase of $0.05 to basic and diluted loss per share. The following table summarizes the effect of the accounting change on the Company’s prior period consolidated financial statements (in thousands, expect per share data):

	Originally Reported	Effect of Change	As Adjusted
Statement of Operations for the year ended December 31, 2008:
Interest expense	$(85,578)	$(3,867)	$(89,445)
Loss from continuing operations attributable to SHR	(357,465)	(3,867)	(361,332)
Net loss attributable to SHR	(313,424)	(3,867)	(317,291)
Per common share:
Basic loss	(4.58)	(0.05)	(4.63)
Diluted loss	(4.58)	(0.05)	(4.63)
Statement of Operations for the year ended December 31, 2007:
Interest expense	$(87,246)	$(2,719)	$(89,965)
Income from continuing operations attributable to SHR	108,005	(2,719)	105,286
Net income (loss) attributable to SHR	69,158	(2,719)	66,439
Per common share:
Basic earnings (loss)	0.52	(0.04)	0.48
Diluted earnings (loss)	0.52	(0.04)	0.48
Balance Sheet as of December 31, 2008:
Deferred financing costs, net	10,668	(293)	10,375
Exchangeable Notes, net of discount	179,415	(14,260)	165,155
Additional paid-in capital	1,208,221	20,553	1,228,774
Accumulated deficit	(703,677)	(6,586)	(710,263)

On January 1, 2009, the Company adopted new guidance on accounting for noncontrolling interests in consolidated financial statements. The new guidance requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of equity, a change that affects the Company’s financial

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement presentation of noncontrolling interests in its consolidated subsidiaries. The new guidance specifies that consolidated net (loss) income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This new guidance also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The new guidance is applied prospectively in 2009, except for the presentation and disclosure requirements, which are applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss available to common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

New Accounting Guidance:

In June 2009, the Financial Accounting Standard Board (FASB) issued the FASB Accounting Standards Codification™ (Codification). This is the single source of authoritative nongovernmental U.S. GAAP. The Codification launched on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. The Codification does not change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. After the Codification launch on July 1, 2009, only one level of authoritative GAAP exists, other than guidance issued by the SEC. All other accounting literature excluded from the Codification is considered non-authoritative. The Codification has an impact on the Company’s financial statement disclosures as all references to authoritative accounting literature are references in accordance with the Codification.

In June 2009, the FASB issued new accounting guidance, which amends the consolidation guidance applicable to VIEs. The new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect that the adoption of this new guidance will have a material impact on its consolidated financial statements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2008, the FASB issued new accounting guidance to determine whether an instrument or embedded feature is indexed to an entity’s own stock. This new guidance provides a two-step approach to determine whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and exempt from the accounting guidance regarding derivative instruments and hedging activities. The transition under this new guidance requires a cumulative adjustment to the opening balance of retained earnings in the year in which the new guidance becomes effective. The Company adopted the new guidance on January 1, 2009 and determined that this new guidance did not have a material impact on its consolidated financial statements.

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

In March 2008, the FASB issued new accounting guidance to improve financial reporting about derivative instruments by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this new guidance on January 1, 2009 and complied with the expanded disclosure requirements, as applicable (see note 11).

In February 2008, the FASB issued new accounting guidance which deferred the effective date for measuring fair value of non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted the new guidance with respect to its non-financial assets and liabilities and determined that the new guidance did not have a material impact on its financial statements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The new guidance is effective for all business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008. The Company adopted this new guidance on January 1, 2009 and the guidance will impact the Company’s accounting for future acquisitions and related transaction costs.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of December 31, 2009 and 2008, excluding unconsolidated joint ventures (in thousands):

	2009	2008
Land	$362,288	$397,429
Land held for development	110,589	120,367
Leasehold interest	11,633	11,633
Buildings	1,569,848	1,652,641
Building and leasehold improvements	101,621	81,821
Site improvements	53,488	53,510
Furniture, fixtures and equipment	437,855	412,840
Improvements in progress	13,280	70,229

Total investment in hotel properties	2,660,602	2,800,470
Less accumulated depreciation	(498,018)	(416,610)

Total investment in hotel properties, net	$2,162,584	$2,383,860

Consolidated hotel properties	16	18
Consolidated hotel rooms (unaudited)	7,245	7,590

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of December 31, 2009 and 2008, excluding unconsolidated joint ventures:

	2009	2008
Southern California	20.2%	18.6%
Northern California	19.3	18.7
Chicago, IL	17.7	16.4
Scottsdale, AZ	12.8	11.8
Washington, D.C.	6.0	6.4
Miami, FL	5.4	5.0

United States	81.4	76.9
Mexico	7.3	9.6
Prague, Czech Republic	6.0	5.7
London, England	4.9	4.2
Paris, France	0.4	3.6

Total	100.0%	100.0%

Sale of InterContinental Prague Apartment Buildings:

On October 19, 2009, the Company sold two apartment buildings associated with the InterContinental Prague hotel for a gross sales price of 130,000,000 Czech crown ($7,496,000 based on the foreign exchange rate as of October 19, 2009). The Company recognized a loss on the sale of the apartment buildings of $472,000, which is recorded in other expenses, net.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Controlling Interests in Hotel Properties:

On July 31, 2007, the Company purchased the 116-room Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) for approximately $94,965,000, including acquisition costs. The acquisition was financed using borrowings under the Company’s bank credit facility and the facility secured by the Marriott London Grosvenor Square. In 2009, the Company sold the Renaissance Paris (see note 5).

The following is a summary of the allocation of the purchase price for the acquisition completed in the year ended December 31, 2007 (in thousands):

Renaissance Paris
Land(1)	$16,452
Building(1)	52,398
Site improvements(1)	35
Furniture, fixtures and equipment(1)	7,881
Goodwill(1)	33,398
Deferred tax liability	(13,975)
Net working capital	(1,224)

$94,965

(1)	For the year ended December 31, 2009, the Company recorded impairment losses to reduce long-lived assets (see note 5). For the year ended December 31, 2008, the Company recorded impairment losses to reduce goodwill (see note 5).

Acquisition of Noncontrolling Interests in Hotel Properties

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

Purchase of Land Parcel in Mexico

In October 2007, the Company entered into an agreement to purchase a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, near the Four Seasons Punta Mita Resort, for a purchase price of approximately $45,800,000 paid in three installments through 2009. The Company paid the first installment of $15,000,000 plus closing costs of $1,121,000 on October 4, 2007 and executed two non-interest bearing promissory notes for the remaining balance. On September 30, 2008, the Company paid the first of the two notes (see note 9). In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the Company was released from the final installment payment in exchange for the Company agreeing to provide the holder with the right to an interest in the property (see note 9).

Gain on Sale of Noncontrolling Interests in Hotel Properties

On August 31, 2007, the Company sold a 49% interest in each of the InterContinental Chicago and Hyatt Regency La Jolla hotels to DND Hotel JV Pte Ltd., an affiliate of GIC Real Estate Pte Ltd., a real estate investment company and subsidiary of the Government of Singapore Investment Corporation Pte Ltd., for a gross aggregate sales price of $220,500,000. At the time of the closing of the transactions, the hotels were encumbered by mortgage loans totaling an aggregate of $218,500,000, with a 49% interest in such mortgage loans equaling

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$107,065,000. The net proceeds to the Company totaled approximately $111,188,000 after prorations related to assets and liabilities of the hotels and closing costs. The Company recognized a gain on the sale of approximately $85,762,000 during the year ended December 31, 2007. The Company holds the remaining 51% interest in each hotel and has entered into long-term asset management agreements with the ventures.

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Goodwill and Intangible Asset Impairment Losses

During the second quarter of 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill and intangible assets were therefore required based on the continued deterioration of economic and credit market conditions and declines in the Company’s revenues, operating profits, forecasted performance and market capitalization from previous levels.

The Company performed an interim (during the second quarter of 2009) test of impairment of goodwill and an annual (during the fourth quarter of 2009) test for impairment of goodwill. Based on its interim impairment test in the second quarter of 2009, the Company recorded non-cash goodwill impairment losses of $41,869,000. In the fourth quarter of 2009, the Company performed its annual impairment analysis and did not record any additional non-cash impairment losses related to goodwill. For the year ended December 31, 2008, the Company recorded impairment losses of $284,139,000. There was no goodwill impairment for the year ended December 31, 2007.

Long-Lived Asset Impairment Losses

The Company also performed an impairment test of its long-lived assets for two Mexican development sites at December 31, 2009 based on uncertainties surrounding the development of this land in a manner consistent with the Company’s original plan, resulting in an impairment loss of $23,173,000. The Company determined there was no impairment of investment in hotel properties included in loss from continuing operations for the years ended December 31, 2008 and 2007.

Investment in Unconsolidated Joint Venture Impairment Losses

During the fourth quarter of 2009, the Company recorded a $26,500,000 impairment loss due to an other-than-temporary decline in value of its 45% interests in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado. For the year ended December 31, 2008, the Company recognized an other-than-temporary decline in the value of its investment in RCPM and recorded an impairment loss of $1,000,000. There was no impairment of investment in unconsolidated joint ventures for the year ended December 31, 2007.

Fair Value of Assets Measured on a Nonrecurring Basis

The following tables present information related to assets that were measured at fair value on a nonrecurring basis.

For the year ended December 31, 2009 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$(41,869)
Long-lived assets	103,089	(23,173)
Investment in unconsolidated joint ventures	36,458	(26,500)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$60,044	$(284,139)
Intangible assets	—	(583)
Investment in unconsolidated joint ventures	3,397	(1,000)

Other Charges

The Company’s interest in the Luxury Leisure Properties International, L.L.C. (LLPI) venture was redeemed in May 2009 (see note 15). During the year ended December 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

The Company recorded a charge of approximately $8,261,000 and $7,079,000 to write off costs and deposits related to capital projects that management decided to abandon during the years ended December 31, 2009 and 2008, respectively.

During the third quarter of 2008, management decided to not purchase an interest in a mixed-use building, the Aqua Building, which was under construction and adjacent to the Fairmont Chicago hotel. As a result, the Company recorded a charge of approximately $35,684,000, which includes the loss of $28,000,000 deposited in the form of a letter of credit that secured the purchase agreement and approximately $7,684,000 of planning and development costs previously recorded as investment in hotel properties, net.

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

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During the three years ended December 31, 2009, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Renaissance Paris	Paris, France	December 21, 2009	$50,275,000
Four Seasons Mexico City	Mexico City, Mexico	October 29, 2009	$52,156,000
Hyatt Regency Phoenix	Phoenix, AZ	July 2, 2008	$89,581,000
Hyatt Regency New Orleans	New Orleans, LA	December 28, 2007	$28,047,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Renaissance Paris Impairment

An impairment test of long-lived assets was performed for the Renaissance Paris at September 30, 2009 as a result in a change in the anticipated holding period for that hotel. The Company determined that the hotel’s long-lived assets’ carrying value exceeded the fair value of $51,954,000, with fair value determined based on estimated future discounted cash flows or the relevant data as to the fair value of the asset (Level 3 inputs). As a result of this test, the Company recorded an impairment loss of $30,795,000 related to the Renaissance Paris hotel, which is included in (loss) income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2009.

In the fourth quarter of 2008, the Company performed its annual impairment analysis. Based on the results of its impairment test, the Company recorded a non-cash impairment loss of $33,335,000 to reduce the carrying value of the goodwill related to the Renaissance Paris to its fair value of $0, which is included in loss from discontinued operations in the consolidated statement of operations for the year ended December 31, 2008.

Hyatt Regency New Orleans Impairment and Disposition

In August 2005, Hurricane Katrina caused substantial damage to the Hyatt Regency New Orleans property. The hurricane damage also caused significant interruption to the hotel’s business, and the hotel effectively ceased operations. On August 1, 2007, the Company entered into a complete and final settlement of its property damage and business interruption insurance claims. The total settlement, net of deductibles, was $143,007,000.

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

On December 28, 2007, the Company sold the Hyatt Regency New Orleans hotel for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser. The promissory note provides for payment in two tranches, a $6,000,000 tranche which bore interest at 10.0% and was due on March 31, 2008, and a $3,000,000 tranche which is non-interest bearing and is due on or before December 27, 2013. The Company recorded this note at its estimated present value of $7,789,000. After payment of commissions and other selling costs, the net sales proceeds to the Company were $28,047,000 resulting in a gain on sale of $2,279,000. The Company initially deferred recognition of the gain and recorded it as an offset to the promissory note. On March 31, 2008, the Company received the $6,000,000 promissory note tranche plus interest and recognized $416,000 of the gain, which is recorded in income from discontinued operations for the year ended December 31, 2008. The Company will recognize the remainder of the gain when remaining cash payments are received from the buyer.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of (loss) income from discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Hotel operating revenues	$31,892	$70,808	$76,437

Operating costs and expenses	24,687	50,554	56,316
Depreciation and amortization	5,019	7,079	6,562
Impairment losses	30,795	33,335	37,716

Total operating costs and expenses	60,501	90,968	100,594

Operating loss	(28,609)	(20,160)	(24,157)
Interest expense	—	—	(2,483)
Interest income	3	19	1,178
Loss on early extinguishment of debt	—	—	(7,294)
Foreign currency exchange gain (loss)	82	299	(200)
Other expenses, net	(82)	(257)	(383)
Income tax benefit (expense)	1,125	458	(2,798)
Gain on sale	18,164	37,482	—

(Loss) income from discontinued operations	$(9,317)	$17,841	$(36,137)

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of December 31, 2009 and 2008 includes the following (in thousands):

	2009	2008
Hotel del Coronado and North Beach Ventures(a)	$36,458	$71,467
RCPM(b)	3,607	3,397
BuyEfficient(c)	6,680	6,653
LLPI(d)	—	605

Total investment in joint ventures	$46,745	$82,122

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and the North Beach Venture are collectively referred to as the Partnerships. In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts of $610,000,000. The loans accrue interest at LIBOR plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 revolving credit facility that bears interest at LIBOR plus 2.50%. Principal on the loans and revolving credit facility have a maturity date of January 9, 2011. At December 31, 2009 and 2008, there was a balance of $18,500,000 and $17,523,000, respectively, on the revolving credit facility. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $645,000, $900,000, and $1,191,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in other expenses, net on the consolidated statements of operations. During the fourth quarter of 2009, the Company recorded a $26,500,000 impairment loss due to an other-than-temporary decline in value of its 45% investments in the Partnerships.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $91,000, $169,000 and $295,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in other expenses, net on the consolidated statements of operations.

The Company performed a valuation of its investment in RCPM in the fourth quarter of 2008 and determined that the current fair value of the investment was less than the carrying value. For the year ended December 31, 2008, the Company recognized an other-than-temporary decline in the value of its investment in RCPM and recorded an impairment loss of $1,000,000.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for approximately $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

(d)	On February 12, 2008, the Company invested $1,200,000 in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. One of the founders and officers of LLPI is the son-in-law of our president and chief executive officer. As of December 31, 2008, the Company had a 40% interest in this venture. The Company’s interest in the LLPI venture was redeemed in May 2009 (see note 15). During the year ended December 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s joint ventures as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008
Assets
Investment in hotel properties, net	$313,323	$325,845
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	23,993	58,367
Restricted cash and cash equivalents	8,391	1,160
Other assets	21,939	25,861

Total assets	$440,047	$483,634

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$634,670	$632,276
Other liabilities	31,877	35,848
Partners’ deficit	(226,500)	(184,490)

Total liabilities and partners’ deficit	$440,047	$483,634

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2009	2008	2007
Revenues
Hotel operating revenue	$116,297	$150,918	$141,404
Residential sales	8,198	18,113	121,069
Other	5,414	4,587	3,364

Total revenues	129,909	173,618	265,837
Expenses
Residential costs of sales	4,272	10,045	83,696
Hotel operating expenses	78,309	93,970	88,479
Depreciation and amortization	16,709	15,874	13,217
Other operating expenses	8,128	9,797	7,723

Total operating expenses	107,418	129,686	193,115

Operating income	22,491	43,932	72,722
Interest expense, net	(17,948)	(34,643)	(46,566)
Other expenses, net	(1,147)	(4,032)	(713)

Net income	$3,396	$5,257	$25,443

Equity in earnings of joint ventures
Net income	$3,396	$5,257	$25,443
Joint venture partners’ share of income of joint ventures	(1,911)	(3,210)	(13,986)
Adjustments for basis differences, taxes and intercompany eliminations	233	763	(3,113)

Total equity in earnings of joint ventures	$1,718	$2,810	$8,344

To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings of the unconsolidated affiliates.

7.	MANAGEMENT AGREEMENTS

Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.25% to 5.00% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2009, the remaining terms (not including renewal options) of these management agreements range from five to 27 years and average 15 years.

In the second quarter of 2007, Marriott and the Company executed amendments to the terms of various management agreements. In connection with such amendments, Marriott agreed to pay specified cash consideration to the Company over a four year period and waived a termination fee related to termination of a management agreement on the Rancho Las Palmas Resort that was due in 2009. Consideration resulting from the amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At December 31, 2009 and 2008, deferred credits of $9,120,000 and $9,964,000, respectively, were included in accounts payable and accrued expenses.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Renaissance Paris Performance Guarantee

In connection with the acquisition of Renaissance Paris in July 2007, the Company entered into a management agreement with an affiliate of Marriott. A provision of the management agreement required that Marriott provide the Company with a limited performance guarantee that ensured, subject to certain limitations, a target level of net operating profit. Guarantee payments were calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period was €5,000,000. The guarantee period began on July 31, 2007 and continued through December 21, 2009, the date at which the Renaissance Paris was sold. During the years ended December 31, 2009, 2008 and 2007, the Company earned €1,419,000 ($1,972,000 based on the foreign exchange rate at December 21, 2009), €1,463,000 ($2,141,000 based on the foreign exchange rate at December 31, 2008), and €610,000 ($890,000 based on the foreign exchange rate at December 31, 2007), respectively, related to the performance guarantee, which is recorded in (loss) income from discontinued operations in the consolidated statements of operations.

Asset Management Agreement

In April 2009, the Company entered into an asset management services agreement with an unaffiliated third party to provide asset management services to two hotels not owned by the Company. Under the agreement, the Company earns a base management fee of $400,000 per year and has the potential to earn an additional incentive management fee. For the year ended December 31, 2009, the Company earned $228,000 in fees under this agreement, which are included in other expenses, net.

8.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $217,000, $228,000, and $234,000 of the deferred gain, respectively. As of December 31, 2009 and 2008, the deferred gain on sale of hotel recorded on the accompanying consolidated balance sheets amounted to $4,319,000 and $4,457,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. The Company makes monthly minimum rent payments aggregating €3,575,000 ($5,117,000 based on the foreign exchange rate as of December 31, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a Euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at December 31, 2009 and 2008 was $7,158,000 and $6,984,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cancelled, and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $4,685,000, $4,933,000, and $4,614,000 of the deferred gain, respectively. As of December 31, 2009 and 2008, the deferred gain on sale of hotel recorded on the accompanying consolidated balance sheets amounted to $97,533,000 and $99,794,000, respectively. The lease’s initial term runs through December 31, 2029. The Company makes monthly minimum rent payments aggregating €12,185,000 ($17,444,000 based on the foreign exchange rate as of December 31, 2009) annually (increasing by an index formula) and pays additional rent based upon the performance of the hotel, which is recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a Euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at December 31, 2009 and 2008 was $10,720,000 and $15,507,000, respectively, and is included in other assets on the accompanying consolidated balance sheets. Prior to January 1, 2008, the Company subleased its interest in the Paris Marriott to a third party. The Company reflected the sublease arrangement as an operating lease and recorded lease revenue. Effective January 1, 2008, the Company no longer subleases the operations of the Paris Marriott to a third party and reflects the operating results of the Paris Marriott in its consolidated statements of operations.

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2009 are as follows (in thousands):

Years Ending December 31,
2010	$23,166
2011	23,181
2012	23,197
2013	23,212
2014	23,227
Thereafter	346,122

$462,105

9.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages and other debt payable at December 31, 2009 and 2008 consisted of the following (in thousands):

Debt	Spread (a) (basis points)	Maturity	Balance Outstanding at December 31,
			2009	2008
Mortgage loans
Westin St. Francis(b)	70	August 2010(c)	$220,000	$220,000
Fairmont Scottsdale(d)	56	September 2010(c)	180,000	180,000
InterContinental Chicago	106	October 2010(c)	121,000	121,000
InterContinental Miami	73	October 2010(c)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2011(c)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2011(c)	76,500	76,500
InterContinental Prague(e)	120	March 2012	148,886	145,277
Fairmont Chicago(b)	70	April 2012	123,750	123,750
Hyatt Regency La Jolla	100	September 2012	97,500	97,500
Marriott London Grosvenor Square(f)	110	October 2013	124,859	112,731

Total mortgage loans			1,300,745	1,285,008
Other debt(g)			—	16,527

Total mortgages and other debt payable			$1,300,745	$1,301,535

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.23% at December 31, 2009) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (0.70% at December 31, 2009). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.61% at December 31, 2009).

(b)	In October 2008, the lender agreed to substitute the minimum market capitalization requirement with a minimum tangible net worth requirement (as defined in, and consistent with, the bank credit facility agreement). On February 23, 2009, the lender consented to modify the tangible net worth covenant to be consistent with the amended covenant in the bank credit facility as described below, which is calculated without regard to goodwill. The Company meets the requirements of this modified tangible net worth calculation as of December 31, 2009.

(c)	These loans have one one-year extensions remaining at the option of the Company or its consolidated affiliates. As of December 31, 2009, the Company had exercised its second option to extend the maturity date of the Westin St. Francis, Fairmont Scottsdale, InterContinental Chicago and InterContinental Miami loans by an additional year. On February 2, 2010, the Company exercised its second option to extend the maturity date of the Loews Santa Monica Beach Hotel and Ritz-Carlton Half Moon Bay mortgage loans by an additional year. The maturity dates exclude the one remaining one-year extension options.

(d)	On March 9, 2007, the $90,000,000 mezzanine loan on the Fairmont Scottsdale Princess was repaid with borrowings on the Company’s bank credit facility. In connection with the repayment, SHR wrote off the unamortized deferred financing costs of $185,000, which are included in loss on early extinguishment of debt for the year ended December 31, 2007.

(e)

As of December 31, 2009, the Company was in violation of certain loan to value and interest cover ratio covenants under the InterContinental Prague loan agreement. The lender provided the Company with a waiver through March 15, 2010 to comply with these loan covenants. In February 2010, the Company entered into an amended and restated loan agreement with the lender. Under the amended terms, the maturity date of the loan is extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waives the loan to value and

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through loan maturity, b) postpones the amortization of principal payments, c) establishes a €2,000,000 liquidity reserve to cover potential shortfalls in debt service, d) allows accrued and unpaid interest up to €2,000,000 to be added to the principal balance under certain circumstances and e) requires that the Company use the net proceeds from the prior sale of two apartment buildings in Prague (see note 3) that were previously part of the lender’s security for the loan to pay down the principal amount of the loan by €2,400,000.

(f)	This loan agreement requires maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2009.

(g)	In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the project with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses, are subject to the note holder being able to obtain certain permits and licenses to develop the land. If they are unable to obtain such permits and licenses within a prescribed time period, the Company would have the right to a full refund of the amounts previously paid to purchase the property, and the land ownership would revert back to the seller.

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

On August 23, 2007, the Company defeased the outstanding balance of its CMBS fixed rate mortgage loan secured by the Hyatt Regency New Orleans, Hyatt Regency Phoenix and the Hyatt Regency La Jolla hotels. The Company incurred defeasance costs and wrote off the unamortized deferred financing costs amounting to $10,820,000 for the year ended December 31, 2007, of which $3,526,000 is included in loss on early extinguishment of debt and $7,294,000 is included in (loss) income from discontinued operations.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. On January 1, 2009, the Company adopted the provisions of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements, and retrospectively recorded an additional discount on the Exchangeable Notes of $20,978,000 as of the issuance date

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(see note 2). The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheets as December 31, 2009 and 2008 and on the consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008
Balance Sheets:
Principal amount of liability	$180,000	$180,000
Unamortized discount	(10,548)	(14,845)

Carrying amount of liability component	$169,452	$165,155

Carrying amount of equity component	$20,978	$20,978

	2009	2008	2007
Statements of Operations:
Coupon interest	$6,311	$6,265	$4,646
Discount amortization	4,296	4,141	2,892

Total interest	$10,607	$10,406	$7,538

Effective interest rate	6.25%	6.25%	6.25%

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of the Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $1,913,000 in additional interest or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. After the filing of the annual report on Form 10-K for the year ended December 31, 2008, the Company’s previous shelf registration statement was no longer effective. On March 26, 2009, a new registration statement was declared effective by the SEC. During the year ended December 31, 2009, the Company recorded additional interest expense of $11,000 under the registration rights agreement described above for the temporary unavailability of an effective registration statement with respect to SHR’s common stock that may, under certain circumstance, be issued with respect to the Exchangeable Notes.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contemporaneously with the closing of the sale of the Exchangeable Notes, approximately $25,000,000 of the net proceeds was used to repurchase and retire approximately 1,083,000 shares of SHR’s common stock. The remaining net proceeds were used to repay amounts outstanding under the Company’s bank credit facility.

Bank Credit Facility:

In February 2009, SH Funding entered into the third amendment to the bank credit facility, which among other things provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. In connection with this amendment, the Company wrote off $883,000 of unamortized deferred financing costs during the year ended December 31, 2009. The following summarizes key financial terms and conditions of the bank credit facility, as amended:

•	the maximum facility size was reduced to $400,000,000;

•

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

lenders received additional collateral in the form of mortgages over four borrowing base properties, which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

•

maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by an 8% debt constant on the balance outstanding under the facility, as defined in the loan agreement) or a 45% advance rate against the appraised value of the borrowing base assets;

•

minimum corporate fixed charge coverage of 1.0 times, which may be reduced at SH Funding’s option to 0.9 times for up to four consecutive quarters with a quarterly fee of 0.25% paid on outstanding balances during each quarter that the coverage ratio is reduced, provided that the minimum corporate fixed charge coverage can increase up to 1.15 times subject to certain conditions set forth in the bank credit facility;

•	maximum corporate leverage of 80% as defined in the agreement;

•	minimum tangible net worth, as defined in the agreement, of $600,000,000, excluding goodwill and currency translation adjustments;

•	default under and acceleration of any loan secured by property located in Europe would not constitute an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010; and

•	restrictions on the Company and SH Funding’s ability to pay dividends. Such restrictions include:

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

This amended agreement replaced the previous $225,000,000 bank credit facility agreement. SHR wrote off $796,000 of unamortized deferred financing costs applicable to the $225,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the year ended December 31, 2007.

The weighted average interest rate for the year ended December 31, 2009 was 3.72%. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 45% advance rate against the appraised value of the borrowing base assets. Based on these requirements, the Company had $287,300,000 available under the bank credit facility at December 31, 2009. At December 31, 2009, there was $178,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,750,000 (see note 16). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2009.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of December 31, 2009 for all mortgage debt, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ending December 31,
2010	$7,796
2011	796,796
2012	739,282
2013	114,871
2014	—
Thereafter	—

1,658,745
Less discount on the Exchangeable Notes	(10,548)

Total	$1,648,197

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2009, 2008 and 2007 of $1,723,000, $8,646,000, and $8,403,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $6,693,000, $4,051,000, and $4,755,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidity and Operating Matters:

The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, the Company has satisfied its short-term liquidity requirements through its existing working capital, cash provided by operations, and its bank credit facility. In February 2009, the Company entered into the third amendment to its bank credit facility, which among other things provides the Company with additional flexibility to maintain compliance with its financial covenants during 2010 and provides sufficient borrowing capacity to meet its short-term liquidity requirements during such time. As of December 31, 2009, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility.

The Company’s available capacity under the bank credit facility and compliance with financial covenants in 2010 and future periods will depend substantially on the financial results of the Company’s hotels, and in particular, the results of the borrowing base assets. As of February 24, 2010, the outstanding borrowings and letters of credit in the aggregate were $197,750,000.

In the fourth quarter of 2009, the Company sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102,431,000. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity in the short term, the Company is actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. As of December 31, 2009, maximum availability under the bank credit facility was $287,300,000, and outstanding borrowings and letters of credit in the aggregate were $180,750,000. The administrative agent for the bank credit facility is currently obtaining appraisals for the borrowing base assets and depending upon the final appraised values, the maximum availability may decrease. The Company believes that the measures it has taken as described above should be sufficient to satisfy its liquidity needs for the next 12 months. However, if current financial market conditions worsen and the Company’s business deteriorates further, it may breach one or more of its financial covenants or the maximum availability under the bank credit facility may fall below the Company’s short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes.

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

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2007 (excluding 954,746 units of SH Funding outstanding at December 31, 2009 and 975,855 units of SH Funding outstanding at December 31, 2008 and 2007, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at January 1, 2007	75,407
RSUs redeemed for shares of SHR common stock	35
Operating partnership units redeemed for shares of SHR common stock	12
Common shares repurchased and retired	(1,083)

Outstanding at December 31, 2007	74,371
RSUs redeemed for shares of SHR common stock	39

Outstanding at December 31, 2008	74,410
RSUs redeemed for shares of SHR common stock	827
Operating partnership units redeemed for shares of SHR common stock	16

Outstanding at December 31, 2009	75,253

As of December 31, 2009, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Stockholder Rights Plan

In November 2008, SHR’s board of directors adopted a stockholder rights plan. Under the plan, SHR declared a dividend of one preferred share purchase right (Right) for each outstanding share of SHR common stock. The dividend was payable on November 28, 2008 to the stockholders of record as of the close of business on November 28, 2008. Each Right will allow its holder to purchase from SHR one one-thousandth of a share of a new series of SHR participating preferred stock for $20.00, once the Rights become exercisable. The Rights will become exercisable and will separate from SHR’s common stock only upon the occurrence of certain events. On November 24, 2009, the Company entered into an amendment to extend the stockholder rights plan through November 30, 2012, unless the rights are earlier redeemed or amended by SHR’s board of directors.

Distributions to Shareholders and Unitholders

To the extent distributions are declared, they are declared quarterly to holders of shares of SHR common stock and to SH Funding unitholders. SHR’s board of directors declared distributions per share of SHR common stock of $0.72 and $0.96 for the years ended December 31, 2008 and 2007, respectively. On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Preferred Stock:

On October 1, 2007, SHR completed a public offering of 488,750 additional shares of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share) at a price of $23.50 per share. After discounts, commissions and expenses, SHR raised net proceeds of approximately $10,653,000. These proceeds were used to repay existing indebtedness under the Company’s bank credit facility. As of December 31, 2009, SHR has 4,488,750 shares issued and outstanding of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series A Preferred Stock has a perpetual life and is not redeemable before March 16, 2010. Beginning March 16, 2010,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SHR may redeem Series A Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock. As of December 31, 2009, unpaid cumulative dividends were $9,539,000 in the aggregate or $2.13 per share.

As of December 31, 2009, SHR has 5,750,000 shares issued and outstanding of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series C Cumulative Redeemable Preferred Stock. As of December 31, 2009, unpaid cumulative dividends were $11,859,000 in the aggregate or $2.06 per share.

As of December 31, 2009, SHR has 4,600,000 shares issued and outstanding of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series B Cumulative Redeemable Preferred Stock. As of December 31, 2009, unpaid cumulative dividends were $9,488,000 in the aggregate or $2.06 per share.

11.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or (loss) income from discontinued operations as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or in accounts payable and accrued expenses.

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

Except for the CVA noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of December 31, 2009. As of December 31, 2009, all derivative liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009, 2008, and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2009, the Company recorded $1,197,000 of hedge ineffectiveness as interest expense.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $51,059,000 will be reclassified as an increase to interest expense.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate swaps	20	$1,250,000
Interest rate swap	1	£77,250
Interest rate swap	1	€104,000

At December 31, 2009 and 2008, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 0.90% to 5.50% and maturity dates ranging from April 2010 to December 2014. In addition, at December 31, 2009 and 2008, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £77,250,000. The swap has a fixed pay rate against GBP LIBOR of 5.72%, which adjusts to 3.22% for the period from January 2009 through January 2011, and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €104,000,000. The swap has a fixed pay rate against EURIBOR of 4.53% and a maturity date of March 2012.

At December 31, 2009 and 2008, the aggregate notional amount of the Company’s forward-starting interest rate swaps was $275,000,000 and $475,000,000, respectively. The forward-starting swaps have effective dates ranging from April 2010 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 5.23% to 5.42% and maturity dates ranging from April 2015 to February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were non-designated hedges:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate caps	9	$594,750

At December 31, 2009 and 2008, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from March 2010 to January 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and 2008 (in thousands):

	Balance Sheet Location	Fair Value
		2009	2008
Derivatives designated as hedging instruments:
Interest rate swaps(a)	Accounts payable and accrued expenses	$(63,755)	$(98,089)
Derivatives not designated as hedging instruments:
Interest rate caps	Accounts payable and accrued expenses	$—	$(1)

(a)	This liability is based on an aggregate termination value of $(98,840,000) and $(166,616,000) excluding accrued interest and includes a CVA of $35,085,000 and $68,527,000 as of December 31, 2009 and December 31, 2008, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of December 31, 2009 or 2008. The following table reflects changes in interest rate swap liabilities categorized as Level 3 since January 1, 2008 (in thousands):

Balance as of January 1, 2008	$—
Transfers into Level 3	(48,225)
Unrealized losses	(49,864)

Balance as of December 31, 2008	(98,089)
Interest rate swap transaction(b)	37,280
Unrealized losses	(2,946)

Balance as of December 31, 2009	$(63,755)

(b)

As part of the Company’s long-term financing strategy, the Company entered into transactions to buy down several of the domestic interest rate swap fixed pay rates to current market rates during the year ended December 31, 2009. The swaps have effective dates of March 15, 2009 and remain designated as cash flow hedges. The termination value of $32,220,000 will be reclassified from accumulated OCL into earnings over

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the life of the swaps. During the year ended December 31, 2009, the Company paid $5,060,000 to buy down the GBP LIBOR interest rate swap fixed pay rate from 5.72% to 3.22% for the period from January 15, 2009 through January 17, 2011. The modified swap will remain designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction will be reclassified into earnings over the life of the swap.

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Derivatives in Cash Flow Hedging Relationships

	2009	2008	2007
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(38,547)	$(65,864)	$(46,879)
Effective portion of (loss) gain reclassified into interest expense	$(55,692)	$(20,856)	$3,846
Ineffective portion of loss recognized in interest expense	$(1,197)	$—	$—

Derivatives Not Designated as Hedging Instruments

	2009	2008	2007
Interest rate caps:
(Loss) gain recognized in other expenses, net	$1	$31	$(29)
(Loss) gain recognized in equity in earnings of joint ventures	$(350)	$(1,918)	$(672)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(101,306,000). As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at their termination value of $(101,306,000). The Company has not breached any of the provisions as of December 31, 2009.

12.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, options to purchase shares of SHR common stock (Options), RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recorded compensation expense of $5,954,000, $5,067,000, and $4,712,000 related to share-based employee compensation (net of estimated forfeitures) for the years ended December 31, 2009, 2008 and 2007, respectively.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of the SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees, and 600,000 of those units have been granted to the Company’s chief executive officer. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of SHR), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheet. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at December 31, 2009 and the compensation expense recognized for the year ended December 31, 2009 was $108,000.

Options:

The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to Options at December 31, 2009 was $749,000 and is expected to be recognized over a period of one year.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the Option activity under the Plan for 2009, 2008 and 2007.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	885,026	$19.22	736,221	$20.39	669,797	$20.40
Granted	—	—	148,805	13.44	66,424	20.24

Options outstanding at the end of the year	885,026	$19.22	885,026	$19.22	736,221	$20.39

Options exercisable at the end of the year	612,159	$19.25	317,150	$19.29	22,141	$20.24

The fair value for Options granted in 2008 and 2007 was estimated at the date of grant using a binomial option-pricing model based on the following inputs:

Inputs:	2008	2007
Risk-free interest rate	2.94%	4.53%
Expected dividend yield	7.14%	4.55%
Volatility	25.26%	21.85%
Weighted average expected life	6 years	7 years
Weighted average fair value of options granted	$1.92	$3.75

The inputs in the binomial option-pricing model included the following assumptions: a) a risk-free interest rate equal to U.S. Government Strip rates for the number of years remaining until exercise; b) a dividend yield based on SHR’s historical dividend payments per share; c) volatility equal to an average that includes available historic volatility data; and d) an expected life equal to 60% (for 2008 grants) and 70% (for 2007 grants) of the term of the Option.

RSUs:

SHR has issued RSUs to certain employees, officers and directors under the Plan. RSUs represent awards of shares of SHR’s common stock that generally vest over three or four years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that, instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will no longer accrue on RSUs as a result of the decision by SHR’s board of directors to suspend the dividend.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures compensation expense for RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2009 was $615,000 and is expected to be recognized over a weighted average period of 2.19 years.

Information regarding RSUs is summarized in the following table:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	1,184,709	$16.86	907,112	$17.48	760,912	$17.00
Granted	673,308	0.84	377,512	12.01	200,938	20.49
Issued to common shares	(781,821)	15.70	(38,782)	19.36	(46,019)	16.81
Forfeited	(245,419)	16.30	(61,133)	17.31	(8,719)	20.20

RSUs outstanding at the end of the year	830,777	$3.83	1,184,709	$16.86	907,112	$17.48

Performance-Based RSUs

The Company granted performance-based RSUs to its chief executive officer and chief financial officer providing a right to earn shares of SHR common stock at target performance (Target Performance Shares). Two-thirds of the Target Performance Shares are earned based on the Company’s performance versus budgeted Funds from Operations (FFO) per share and one-third are earned based on SHR’s shareholder return measured against the Bloomberg Hotel REIT Index. The chief executive officer’s Target Performance Shares are earned in equal amounts on three annual measurement dates beginning December 31, 2007 and will vest one year after they are earned subject to acceleration upon certain events and other terms. The chief financial officer’s Target Performance Shares are earned in the year granted and will vest in three equal installments beginning in the year earned.

The Company measures compensation expense for performance-based RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2008 was $214,000 and is expected to be recognized over a weighted average period of one year.

Information regarding performance-based RSUs is summarized in the following table:

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	119,057	$20.26	151,760	$20.46	117,647	$20.40
Granted	—	—	25,859	12.25	34,113	20.35
Issued to common shares	(52,669)	20.20	—	—	—	—
Forfeited	(34,823)	20.27	(58,562)	18.10	—	—

Outstanding at the end of the year	31,565	$20.35	119,057	$20.26	151,760	$20.46

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs:

The Amended Plan allows the Committee to grant SARs. As of December 31, 2009, no SARs have been issued under the Amended Plan.

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $432,000, $613,000, and $719,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

For the years ended December 31, 2009, 2008 and 2007, income tax expense from continuing operations is summarized as follows (in thousands):

	2009	2008	2007
Current tax benefit (expense):
Europe	$18	$(3,641)	$(2,695)
Mexico	(1,451)	(4,109)	(2,537)
United States	1,529	(855)	(3,635)

	96	(8,605)	(8,867)

Deferred tax (expense) benefit:
Europe	(617)	(706)	3,297
Mexico	(1,767)	845	524
United States	(1,641)	(2,094)	(2,159)

	(4,025)	(1,955)	1,662

Total income tax expense	$(3,929)	$(10,560)	$(7,205)

Deferred income taxes consist of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Deferred gain on Paris Marriott sale(a)	$30,106	$30,844
Advanced deposits—Mexico	1,467	3,778
Net operating loss carryforwards(b) and other timing differences	32,952	23,568
Other	2,048	770

Gross deferred tax assets	66,573	58,960
Valuation allowance(c)	(32,329)	(20,700)

Deferred tax asset after valuation allowance	$34,244	$38,260

Gross deferred tax liability—book property basis in excess of tax basis	$(16,940)	$(34,236)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	The transaction involving the Paris Marriott (see note 8) was treated as a sale for French income tax purposes. For financial reporting purposes the transaction was recorded as a sale-leaseback and the related gain on sale has been deferred. As a result, SHR incurred a significant current tax liability and deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease. The balance also fluctuates based on changes in foreign currency exchange rates.
(b)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from nine years to indefinitely depending on the rules of the related tax jurisdictions.
(c)	The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance increased by $11,629,000, $4,491,000, and $8,176,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Characterization of Cash Distributions

For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. The following characterizes distributions paid per common share and preferred share for the years ended December 31, 2009, 2008 and 2007 (see note 10 for additional distribution information):

	2009		2008		2007
	$	%	$	%	$	%
Common shares:
Ordinary income	$0.00	0.00%	$0.00	0.00%	$0.17	17.71%
Return of capital	0.00	0.00%	0.72	100.0%	0.05	5.21%
Capital gain	0.00	0.00%	0.00	0.00%	0.56	58.33%
Unrecaptured Section 1250 gain	0.00	0.00%	0.00	0.00%	0.18	18.75%

	$0.00	100.0%	$0.72	100.0%	$0.96	100.0%

Preferred shares (Series A):
Ordinary income	$0.00	0.00%	$0.00	0.00%	$0.40	18.78%
Return of capital	0.00	0.00%	2.13	100.0%	0.00	0.00%
Capital gain	0.00	0.00%	0.00	0.00%	1.32	61.97%
Unrecaptured Section 1250 gain	0.00	0.00%	0.00	0.00%	0.41	19.25%

	$0.00	100.0%	$2.13	100.0%	$2.13	100.0%

Preferred shares (Series B):
Ordinary income	$0.00	0.00%	$0.00	0.00%	$0.39	18.93%
Return of capital	0.00	0.00%	2.06	100.0%	0.00	0.00%
Capital gain	0.00	0.00%	0.00	0.00%	1.28	62.14%
Unrecaptured Section 1250 gain	0.00	0.00%	0.00	0.00%	0.39	18.93%

	$0.00	100.0%	$2.06	100.0%	$2.06	100.0%

Preferred shares (Series C):
Ordinary income	$0.00	0.00%	$0.00	0.00%	$0.39	18.93%
Return of capital	0.00	0.00%	2.06	100.0%	0.00	0.00%
Capital gain	0.00	0.00%	0.00	0.00%	1.28	62.14%
Unrecaptured Section 1250 gain	0.00	0.00%	0.00	0.00%	0.39	18.93%

	$0.00	100.0%	$2.06	100.0%	$2.06	100.0%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	RELATED PARTY TRANSACTIONS

LLPI

On February 12, 2008, the Company invested $1,200,000 of a $2,000,000 subscription in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The son-in-law of Laurence Geller, the Company’s president and chief executive officer, Mr. Franco, was one of the founders of and served as executive vice president—development of LLPI. Upon formation, the Company owned 40%, Mr. Franco owned 10% and unrelated parties owned the remaining interests in the venture.

The Company’s interest in the LLPI venture was redeemed in May 2009, at which time, Mr. Franco then owned 40% and the other remaining member owned 60% of LLPI. As part of the redemption, the Company received a return of $185,000 of capital and the remaining $190,000 in the Company’s capital account was re-allocated to the remaining members, including Mr. Franco. At the time of the Company’s redemption, LLPI also distributed $181,000 to each of the remaining members, including Mr. Franco.

From March 2009 through August 2009, LLPI, which has changed its name to Punta Mita Properties, LLC, provided asset management services to RCPM for a fee of $25,000 per month. Beginning in September 2009, the fees for the asset management services were reduced to a $10,000 base fee per month, with an opportunity to earn an additional $15,000 per month if certain sales occur (see note 6).

Consulting Agreement

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 21, 2008, the Company amended the agreement. Under the terms of the agreement, Mr. Michels provides certain consulting services to the Company relating to its European strategy, including pursuing acquisition opportunities, facilitating relationships and advising on current European operations.

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels served as a consultant to the Company until December 31, 2009 (the Termination Date) and received $125,000, in consideration of (i) Mr. Michels’ consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. For the years ended December 31, 2009, 2008 and 2007, the Company recognized expense of $212,000, $418,000, and $198,000, respectively, related to the Agreements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Litigation:

The Company is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material adverse effect on its business or financial statements.

Letters of Credit:

As of December 31, 2009, the Company provided $750,000 in letters of credit related to its office space lease and $2,000,000 in connection with the Four Seasons Mexico City hotel purchase and sale agreement to secure the indemnity obligations of the seller thereunder.

Purchase Commitments:

On May 17, 2007, the Company entered into a promise to purchase and sale agreement to potentially acquire certain floors to be completed as hotel rooms in a to-be-built hotel and residential complex in the Santa Fe area of Mexico City. The Company paid a $5,693,000 earnest money deposit, secured by a performance bond obtained by the developer, upon the execution of the agreement.

On October 9, 2009, the Company entered into an agreement to terminate the promise to purchase and sale agreement. During the year ended December 31, 2009, the Company received payment of $4,000,000 and wrote off the remaining $1,693,000. The Company had $0 and $5,693,000 recorded as earnest money deposits in other assets as of December 31, 2009 and December 31, 2008, respectively

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2009 and 2008, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At December 31, 2009 and 2008, there was no fixed-rate mortgage debt.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2009, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed above (see note 9). Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $82,000,000 to $139,000,000 lower than the carrying value of $1,479,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2009, the Company assumed a market spread of between 400 to 600 basis points and estimated the fair value to be approximately $8,000,000 to $15,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of our total debt would be approximately $32,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2008, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed above (see note 9). Using these estimated market spreads and a discount rate of 7.4%, the Company estimated the fair value of the debt to be approximately $148,000,000 to $252,000,000 lower than the carrying value of $1,491,000,000. To calculate the fair value of the Exchangeable

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes as of December 31, 2008, the Company assumed a market spread of between 400 to 600 basis points over the five-year swap rate at December 31, 2008 and estimated the fair value to be approximately $10,000,000 to $21,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the Company’s total debt would be approximately $57,000,000.

Interest rate swap and cap agreements have been recorded at their estimated fair values.

18.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of December 31, 2009, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican joint venture RCPM and four European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding the unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenues:
United States	$580,353	$734,865	$765,753
Mexico	39,858	62,316	57,742
Europe	103,588	131,208	108,444

Total	$723,799	$928,389	$931,939

	December 31,
	2009	2008
Long-lived Assets:
United States	$1,817,698	$1,943,608
Mexico	177,500	242,287
Europe	277,190	350,571

Total	$2,272,388	$2,536,466

19.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2009 and 2008 are as follows. Certain 2009 and 2008 items have been reclassified to conform to the current presentation of discontinued operations and the retrospective application of new accounting guidance. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2009
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$172,044	$185,395	$178,517	$187,843

Loss from continuing operations attributable to SHR common shareholders	$(44,800)	$(84,807)	$(43,279)	$(92,745)
Income (loss) from discontinued operations attributable to SHR	1,610	(1,175)	(30,195)	20,560

Net loss attributable to SHR common shareholders	$(43,190)	$(85,982)	$(73,474)	$(72,185)

Earnings per weighted average common share outstanding—Basic
Loss from continuing operations attributable to SHR common shareholders per share	$(0.59)	$(1.12)	$(0.57)	$(1.23)
Income (loss) from discontinued operations attributable to SHR per share	0.02	(0.02)	(0.40)	0.27

Net loss attributable to SHR common shareholders per share	$(0.57)	$(1.14)	$(0.97)	$(0.96)

Weighted average common shares outstanding—Basic	75,166	75,381	75,441	75,426

Earnings per weighted average common share outstanding—Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.59)	$(1.12)	$(0.57)	$(1.23)
Income (loss) from discontinued operations attributable to SHR per share	0.02	(0.02)	(0.40)	0.27

Net loss attributable to SHR common shareholders per share	$(0.57)	$(1.14)	$(0.97)	$(0.96)

Weighted average common shares outstanding—Diluted	75,166	75,381	75,441	75,426

	Year ended December 31, 2008
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$228,606	$257,192	$227,206	$215,385

(Loss) income from continuing operations attributable to SHR common shareholders	$(13,185)	$6,887	$(104,302)	$(255,193)
Income (loss) from discontinued operations attributable to SHR	5,253	3,679	38,574	(29,890)

Net (loss) income attributable to SHR common shareholders	$(7,932)	$10,566	$(65,728)	$(285,083)

Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.18)	$0.09	$(1.39)	$(3.40)
Income (loss) from discontinued operations attributable to SHR per share	0.07	0.05	0.51	(0.39)

Net (loss) income attributable to SHR common shareholders per share	$(0.11)	$0.14	$(0.88)	$(3.79)

Weighted average common shares outstanding—Basic	74,950	75,000	75,022	75,146

Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.18)	$0.09	$(1.39)	$(3.40)
Income (loss) from discontinued operations attributable to SHR per share	0.07	0.05	0.51	(0.39)

Net (loss) income attributable to SHR common shareholders per share	$(0.11)	$0.14	$(0.88)	$(3.79)

Weighted average common shares outstanding—Diluted	74,950	75,048	75,022	75,146

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	SUBSEQUENT EVENTS

In February 2010, the Company paid approximately $24,700,000 to buy down the fixed pay rates of various domestic interest rate swaps. For certain of these interest rate swaps, the fixed pay rate will only be adjusted through December 2010 and will resume the original fixed pay rate in January 2011. The modified swaps will remain designated as cash flow hedges and any amounts included in accumulated OCL for these modified swaps will be reclassified to earnings over the life of the swaps.

In February 2010, the Company entered into an amended and restated InterContinental Prague loan agreement (see note 9). In connection with the loan amendment, the Company paid approximately €2,400,000 to modify the interest rate swap associated with the loan. Under the terms of the modified interest rate swap, the fixed pay rate has been reduced to 3.32% and the maturity date has been extended to March 2015.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(In Thousands)

Description	Location	Debt	Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2009			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
			Land	Building & Improvements			Land	Building & Improvements	Total
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$107		$—	$47,355	$47,355	$(20,186)	1975	9/1997	39
Loews Santa Monica	Santa Monica, CA	118,250	5,833	91,717	1,015		5,833	92,732	98,565	(30,997)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	97,500	13,093	66,260	—		13,093	66,260	79,353	(17,840)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,700		7,358	67,651	75,009	(12,004)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	76,500	20,100	79,400	3,088		20,100	82,488	102,588	(12,607)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	121,000	20,259	139,204	2,885		20,252	142,096	162,348	(18,141)	1929	4/2005	39
InterContinental Miami	Miami, FL	90,000	41,891	69,296	7,920		41,877	77,230	119,107	(10,639)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	123,750	17,347	129,153	25,911		17,347	155,064	172,411	(22,656)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	—	44,900	75,600	21,530		44,900	97,130	142,030	(11,892)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	2,641		61,400	290,441	351,841	(27,151)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,149		76,700	177,449	254,149	(17,915)	1984	7/2006	39
InterContinental Prague	Prague, Czech Republic	148,886	32,516	69,252	15,124	(1)	38,027	78,865	116,892	(9,469)	1974	8/2006	37
Marriott London Grosvenor Square	London, England	124,859	—	85,468	(12,808	)(1)	—	72,660	72,660	(6,761)	1962	8/2006	39
Fairmont Scottsdale Princess	Scottsdale, AZ	180,000	22,900	260,100	24,841		22,900	284,941	307,841	(32,529)	1987	9/2006	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	—		51,900	—	51,900	—	—	3/2006	—
H Five Lot B (Land held for development)	Punta Mita, Mexico	—	46,921	—	4,269		51,190	—	51,190	—	—	10/2007	—

Totals		$1,300,745	$460,119	$1,621,748	$123,372		$472,877	$1,732,362	$2,205,239	$(250,787)

(1)	Includes currency translation adjustments of $21,905 for the InterContinental Prague and $(12,808) for the Marriott London Grosvenor Square.

STRATEGIC HOTELS & RESORTS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Balance, beginning of period	$2,313,188	$2,339,678	$2,262,595
Additions:
Acquisition of property	—	—	133,329
Improvements	21,655	74,630	26,723
Currency translation adjustment	12,228	—	17,359

Deductions:
Dispositions	(130,202)	(66,983)	(15,000)
Property damage writedown	—	—	(84,940)
Reclassifications	(879)	—	(388)
Currency translation adjustment	—	(34,137)	—
Impairment of land held for development	(10,751)	—	—

Balance, end of period	$2,205,239	$2,313,188	$2,339,678

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
Balance, beginning of period	$200,228	$158,244	$135,293
Depreciation and amortization	61,613	55,332	48,558
Property damage writedown	—	—	(26,135)
Dispositions	(12,394)	(11,348)	—
Currency translation adjustment	1,340	(2,000)	528

Balance, end of period	$250,787	$200,228	$158,244

(C) The aggregate cost of properties for federal income tax purposes is approximately $2,513,183 at December 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, as of December 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used criteria set forth in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management believes that, as of December 31, 2009, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the change in accounting for noncontrolling interests and convertible debt instruments for which the consolidated financial statements were retrospectively adjusted.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 25, 2010

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities —Equity Compensation Plan Information” of this annual report on Form 10-K.

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

All financial statements are set forth under Item 8. Financial Statements and Supplementary Data of this report.

(2)	Financial Statement Schedules.

The following financial statement schedule is included herein at pages 114 through 115.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 121 through 128 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2010	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 24, 2010	By:	/S/ LAURENCE S. GELLER Laurence S. Geller President, Chief Executive Officer and Director

	By:	/S/ JAMES E. MEAD James E. Mead Executive Vice President and Chief Financial Officer

	By:	/S/ STEPHEN M. BRIGGS Stephen M. Briggs Senior Vice President, Principal Accounting Officer

	By:	/S/ WILLIAM A. PREZANT William A. Prezant Chairman

	By:	/S/ ROBERT P. BOWEN Robert P. Bowen Director

	By:	/S/ JAMES A. JEFFS James A. Jeffs Director

	By:	/S/ KENNETH FISHER Kenneth Fisher Director

	By:	/S/ RAYMOND L. GELLEIN, JR. Raymond L. Gellein, Jr. Director

	By:	/S/ RICHARD D. KINCAID Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS David M.C. Michels Director

	By:	/S/ EUGENE F. REILLY Eugene F. Reilly Director

EXHIBIT INDEX

Exhibit Number	Description
3.1a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.1b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed on January 13, 2006 and incorporated herein by reference).

3.1e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), on April 21, 2006 and incorporated herein by reference).

3.1f	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotels & Resorts, Inc., as amended and restated on November 14, 2008 (filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

3.3	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

4.1	Rights Agreement, dated as of November 14, 2008 between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on November 19, 2008 and incorporated herein by reference).

4.2	Amendment No. 1 to the Rights Agreement, dated as of November 24, 2009, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC, amending the Rights Agreement, dated as of November 14, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 25, 2009 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, LLC (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment to the Limited Liability Company Agreement of SHC Funding, LLC, dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, LLC, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-32223), filed on February 2, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

*10.13	Registration Rights Agreement, dated as of June 29, 2004, by and between Strategic Hotel Capital, Inc. and Rockmark Corporation.

*10.14	Registration Rights Agreement, dated as of June 29, 2004, by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC.

†10.15	Strategic Hotel Capital, Inc. 2004 Incentive Plan (filed as Exhibit 10.13 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.16	Strategic Hotel Capital, Inc. Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.17	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.18	Form of Strategic Hotel Capital, Inc. Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.19	Strategic Hotel Capital, Inc. Severance Program (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.20	Summary of Director Compensation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on April 5, 2005 and incorporated herein by reference).

†10.24	Employment Agreement by and among Strategic Hotel Capital, Inc., Strategic Hotel Funding, LLC and James E. Mead (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on December 1, 2004 and incorporated herein by reference).

†10.25	Amendment No. 1 to Employment Agreement, dated as of February 13, 2007, between James E. Mead, the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on February 20, 2007 and incorporated herein by reference).

†10.29	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

Exhibit Number	Description
†10.30	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by references.

†10.31	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.32	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.33	Letter Agreement dated July 27, 2006 by and between Strategic Hotel Funding, L.L.C. and Stephen K. Miller (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.50	Letter Agreement, dated October 3, 2005, between Strategic Hotel Capital, LLC and SHC DTRS, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 5, 2005 and incorporated herein by reference).

10.52	Amended and Restated Limited Partnership Agreement of SHC KSL Partners, L.P. by and among SHC del GP, LLC, SHC del LP, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.53	Amended and Restated Limited Liability Limited Partnership Agreement of HdC North Beach Development, LLLP by and among DTRS North Beach del Coronado, LLC, Dcoro Holdings, LLC, KSL DC Newco, LLC and HdC DC Corporation, dated January 9, 2006 (filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.60	Second Amended and Restated Indenture, dated as of November 9, 2005, by and between the Issuers names therein and LaSalle Bank, N.A., as note trustee (filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.61	Amended and Restated Credit Agreement, dated as of November 9, 2005, by and among Strategic Hotel Funding, LLC, as the Borrower, the financial institutions listed therein, as the Lenders, Deutsche Bank Trust Company Americas, as the Administrative Agent and Wachovia Bank, N.A. as the Syndication Agent (filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2006 and incorporated herein by reference).

10.65	Revolving Loan Commitment Agreement, dated as of May 30, 2006, by and between Strategic Hotel Funding, LLC and Citicorp North America, Inc. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

10.67	Mortgage Loan Application, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.68	Promissory Note, dated July 6, 2006, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on August 7, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.74	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

*10.76	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Markets Realty Corp.

10.77	Note, dated September 1, 2006 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

*10.78	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Markets Realty Corp.

10.79	Mezzanine Note, dated September 1, 2006 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.81	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

*10.82	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp.

10.83	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Realty Corp. (filed as Exhibit 10.2 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

*10.84	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp.

10.85	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.4 to the Company’s current report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.86	Indenture, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and LaSalle Bank National Association (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.87	Registration Rights Agreement, dated as of April 4, 2007, by and among the Company, Strategic Hotel Funding, L.L.C., Deutsche Bank Securities Inc., Citigroup Global Markets Inc. and J.P. Morgan Securities Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.88	Common Stock Delivery Agreement, dated as of April 4, 2007, by and among the Company and Strategic Hotel Funding, L.L.C. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).
10.89	Facility Agreement, dated as of February 20, 2007, by and between SHR Prague Praha B.V. and Aareal Bank AG (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

Exhibit Number	Description
*10.90	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent.

10.91	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.92	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on May 7, 2007 and incorporated herein by reference).

10.93	Promissory Note, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.94	Mortgage, Security Agreement and Fixture Filing, dated as of March 9, 2007, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

*10.95	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A.

10.96	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

*10.97	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc.

10.98	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.99	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and J.P. Morgan Securities Inc., as agent for JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

Exhibit Number	Description
10.100	Capped Call Confirmation, dated as of March 29, 2007, by and among the Company, Strategic Hotel Funding, L.L.C. and Deutsche Bank AG (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

*10.101	Amended and Restated Limited Liability Company Agreement of SHC Michigan Avenue Mezzanine II, LLC, dated as of August 31, 2007.

*10.102	Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007.

†10.105	Consulting Agreement by and between the Company and David M.C. Michels, dated as of August 16, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2007 and incorporated herein by reference).

10.106	Side Letter, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.107	Third Amendment to the Mortgage Loan and Security Agreement, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.108	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.109	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.110	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.111	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.112	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

†10.113	First Amendment to Consulting Agreement, dated as of August 21, 2008, between the Company and Sir David M.C. Michels (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on August 25, 2008 and incorporated herein by reference).

†10.114	Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 18, 2008 and incorporated herein by reference).

Exhibit Number	Description
†10.115	Amendment No. 2 to Employment Agreement, dated November 14, 2008, between Strategic Hotels & Resorts, Inc. and James E. Mead (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 18, 2008 and incorporated herein by reference).

†10.116	Amendment No. 3 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and James E. Mead (filed as Exhibit 10.116 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2009 and incorporated herein by reference).

†10.117	Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2009 and incorporated herein by reference).

10.118	Modification of Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of January 21, 2009, among SHC Columbus Drive, LLC, DTRS Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.118 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2009 and incorporated herein by reference).

10.119	Modification of Promissory Note, Deed of Trust, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of January 21, 2009, among SHR St. Francis, L.L.C., DTRS St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.119 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2009 and incorporated herein by reference).

*10.120	Third Amendment to Credit Agreement, dated as of February 25, 2009, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent and various financial institutions.

10.121	Second Modification of Promissory Note, Mortgage, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of March 25, 2009, by and among SHC Columbus Drive, LLC, DTRS Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on March 30, 2009 and incorporated herein by reference).

10.122	Second Modification of Promissory Note, Deed of Trust, Security Agreement and Fixture Filing, Assignment of Leases and Other Loan Documents, dated as of March 25, 2009, by and among SHR St. Francis, L.L.C., DTRS St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on March 30, 2009 and incorporated herein by reference).

†10.123	Termination Agreement by and between the Company and Sir David M.C. Michels dated August 5, 2009 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223) filed on August 6, 2009 and incorporated herein by reference).

†10.124	Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

†10.125	Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

†10.126	Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.127	Amendment and Restatement Deed, dated February 18, 2010, between SHR Prague Praha B.V. and Aareal Bank AG (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 23, 2010 and incorporated herein by reference).

14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics, as amended November 16, 2006 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 1, 2007 and incorporated herein by reference).

*21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of James E. Mead, Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.