Form 10-Q
period 2010-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2010-05-06
CIK 1057436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 4, 2010 was 75,377,509.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

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

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2010	December 31, 2009
Assets
Investment in hotel properties, net	$2,126,126	$2,162,584
Goodwill	75,138	75,758
Intangible assets, net of accumulated amortization of $4,811 and $4,400	33,342	34,046
Investment in joint ventures	45,992	46,745
Cash and cash equivalents	96,659	116,310
Restricted cash and cash equivalents	27,741	22,829
Accounts receivable, net of allowance for doubtful accounts of $2,380 and $2,657	45,324	54,524
Deferred financing costs, net of accumulated amortization of $14,320 and $12,543	9,331	11,225
Deferred tax assets	34,324	34,244
Other assets	37,601	39,878

Total assets	$2,531,578	$2,598,143

Liabilities and Equity
Liabilities:
Mortgages payable	$1,279,903	$1,300,745
Exchangeable senior notes, net of discount	170,558	169,452
Bank credit facility	195,000	178,000
Accounts payable and accrued expenses	235,197	236,269
Deferred tax liabilities	16,750	16,940
Deferred gain on sale of hotels	94,726	101,852

Total liabilities	1,992,134	2,003,258
Noncontrolling interests in SHR’s operating partnership	4,058	2,717
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $124,142 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $126,859 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $158,574 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 150,000,000 common shares authorized; 75,377,509 and 75,253,252 common shares issued and outstanding)	754	752
Additional paid-in capital	1,232,349	1,233,856
Accumulated deficit	(986,813)	(954,208)
Accumulated other comprehensive loss	(90,376)	(69,341)

Total SHR’s shareholders’ equity	513,835	568,980
Noncontrolling interests in consolidated affiliates	21,551	23,188

Total equity	535,386	592,168

Total liabilities and equity	$2,531,578	$2,598,143

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Rooms	$90,019	$91,092
Food and beverage	57,896	54,629
Other hotel operating revenue	20,295	25,203

	168,210	170,924
Lease revenue	1,187	1,120

Total revenues	169,397	172,044

Operating Costs and Expenses:
Rooms	26,443	26,000
Food and beverage	42,212	40,849
Other departmental expenses	50,703	52,723
Management fees	5,969	6,292
Other hotel expenses	13,576	13,251
Lease expense	4,241	3,966
Depreciation and amortization	35,857	32,579
Impairment losses and other charges	—	459
Corporate expenses	6,400	10,296

Total operating costs and expenses	185,401	186,415

Operating loss	(16,004)	(14,371)
Interest expense	(24,692)	(23,966)
Interest income	158	412
Loss on early extinguishment of debt	—	(883)
Equity in (losses) earnings of joint ventures	(560)	139
Foreign currency exchange gain	6,186	1,941
Other income (expenses), net	232	(39)

Loss before income taxes and discontinued operations	(34,680)	(36,767)
Income tax benefit (expense)	778	(1,532)

Loss from continuing operations	(33,902)	(38,299)
(Loss) income from discontinued operations, net of tax	(709)	1,631

Net Loss	(34,611)	(36,668)
Gain (loss) on currency translation adjustments	365	(6,659)
(Loss) gain on mark to market of derivatives	(21,400)	8,019

Comprehensive Loss	(55,646)	(35,308)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	709	429
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	1,599	753

Comprehensive Loss Attributable to SHR	$(53,338)	$(34,126)

Net Loss	$(34,611)	$(36,668)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	442	446
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,599	753

Net Loss Attributable to SHR	(32,570)	(35,469)
Preferred shareholder dividends	(7,721)	(7,721)

Net Loss Attributable to SHR Common Shareholders	$(40,291)	$(43,190)

Amounts Attributable to SHR:
Loss from continuing operations	$(31,870)	$(37,079)
(Loss) income from discontinued operations	(700)	1,610

Net loss	$(32,570)	$(35,469)

Basic and Diluted Loss Per Share:

Loss from continuing operations attributable to SHR common shareholders	$(0.52)	$(0.59)
(Loss) income from discontinued operations attributable to SHR common shareholders	(0.01)	0.02

Net loss attributable to SHR common shareholders	$(0.53)	$(0.57)

Weighted average common shares outstanding	75,572	75,166

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net loss	$(34,611)	$(36,668)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(1,669)	(757)
Depreciation and amortization	35,857	34,103
Amortization of deferred financing costs, discount and interest rate swap costs	10,978	3,242
Non-cash impairment losses and other charges	—	459
Loss on early extinguishment of debt	—	883
Equity in losses (earnings) of joint ventures	560	(139)
Share-based compensation	864	4,710
Gain on sale of assets	—	(2)
Foreign currency exchange gain	(6,068)	(2,015)
Recognition of deferred gains	(1,219)	(1,151)
Decrease in accounts receivable	5,483	6,765
Decrease in other assets	1,352	1,674
Decrease in accounts payable and accrued expenses	(444)	(10,350)

Net cash provided by operating activities	11,083	754

Investing Activities:
Proceeds from sales of assets	—	49
Cash received from joint venture	113	214
(Increase) decrease in security deposits related to sale-leasebacks	(84)	2,874
Capital expenditures	(7,722)	(27,422)
(Increase) decrease in restricted cash and cash equivalents	(4,911)	8,562
Other investing activities	—	359

Net cash used in investing activities	(12,604)	(15,364)

Financing Activities:
Borrowings under bank credit facility	17,000	90,000
Payments on mortgages	(4,946)	—
Financing costs	—	(8,307)
Interest rate swap costs	(27,940)	(17,825)
Other financing activities	(160)	(227)

Net cash (used in) provided by financing activities	(16,046)	63,641

Effect of exchange rate changes on cash	(2,084)	(1,702)

Net change in cash and cash equivalents	(19,651)	47,329
Cash and cash equivalents, beginning of period	116,310	80,954

Cash and cash equivalents, end of period	$96,659	$128,283

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2010	2009

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Loss (gain) on mark to market of derivative instruments (see notes 2 and 10)	$21,400	$(8,019)

Increase (decrease) in capital expenditures recorded as liabilities	$1,063	$(5,347)

Cash Paid For:
Interest, net of interest capitalized	$13,616	$20,418

Income taxes, net of refunds	$1,084	$1,212

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2010, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2010. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of March 31, 2010, SH Funding owned or leased the following 17 hotels:

1. Fairmont Chicago	10. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale (1)	11. Marriott Champs Elysees Paris (Paris Marriott) (4)
3. Four Seasons Punta Mita Resort	12. Marriott Hamburg (4)
4. Four Seasons Washington, D.C.	13. Marriott Lincolnshire (5)
5. Hotel del Coronado (2)	14. Marriott London Grosvenor Square (5)
6. Hyatt Regency La Jolla (3)	15. Ritz-Carlton Half Moon Bay
7. InterContinental Chicago (3)	16. Ritz-Carlton Laguna Niguel
8. InterContinental Miami	17. Westin St. Francis
9. InterContinental Prague

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest.
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company has leasehold interests in these properties.
(5)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and that the Company is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2010, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM)(see note 6). At March 31, 2010, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At March 31, 2010 and December 31, 2009, restricted cash and cash equivalents included $15,704,000 and $15,829,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2010 and December 31, 2009, restricted cash and cash equivalents also included reserves of $12,037,000 and $7,000,000, respectively, required by loan and other agreements.

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

Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. The Company evaluates uncertain tax positions in accordance with accounting guidance. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred tax asset is included in income.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2010 and 2009, income tax benefit (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Current tax (expense):
Europe	$(28)	$(239)
Mexico	(863)	(586)
United States	—	(27)

	(891)	(852)

Deferred tax (expense) benefit:
Europe	(31)	125
Mexico	(75)	(2,336)
United States	1,775	1,531

	1,669	(680)

Total income tax benefit (expense)	$778	$(1,532)

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator:
Loss from continuing operations attributable to SHR	$(31,870)	$(37,079)
Preferred shareholder dividends	(7,721)	(7,721)

Loss from continuing operations attributable to SHR common shareholders	$(39,591)	$(44,800)

Denominator:
Weighted average common shares – basic and diluted	75,572	75,166

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at March 31, 2010 and 2009 are as follows (in thousands):

	Computation For Three Months Ended March 31,
	2010	2009
Noncontrolling interests	955	976
Options and RSUs	1,894	1,449

In addition, the diluted loss per share computation will not give effect to the dilution from the exchange of SH Funding’s 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) (see note 8) until the average share price of SHR’s common stock exceeds the initial exchange price of approximately $27.70.

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL for the three months ended March 31, 2010 and 2009 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Mark to market of derivative instruments	(21,319)	—	(21,319)
Reclassification to equity in (losses) earnings of joint ventures	(81)	—	(81)
CTA activity	—	365	365

Balance at March 31, 2010	$(102,849)	$12,473	$(90,376)

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	7,960	—	7,960
Reclassification to equity in (losses) earnings of joint ventures	59	—	59
CTA activity	—	(6,659)	(6,659)

Balance at March 31, 2009	$(90,575)	$(1,702)	$(92,277)

New Accounting Guidance:

In January 2010, the Financial Accounting Standards Board (FASB) revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. The Company adopted this guidance in the first quarter of 2010 and determined that this new guidance did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new accounting guidance, which amends the consolidation guidance applicable to VIEs. The new guidance allows for a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company adopted this new guidance on January 1, 2010 and determined that this new guidance did not have a material impact on its consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of March 31, 2010 and December 31, 2009, excluding unconsolidated joint ventures (in thousands):

	March 31, 2010	December 31, 2009
Land	$361,617	$362,288
Land held for development	110,589	110,589
Leasehold interest	11,633	11,633
Buildings	1,564,012	1,569,848
Building and leasehold improvements	101,621	101,621
Site improvements	53,476	53,488
Furniture, fixtures and equipment	442,294	437,855
Improvements in progress	12,739	13,280

Total investment in hotel properties	2,657,981	2,660,602
Less accumulated depreciation	(531,855)	(498,018)

Total investment in hotel properties, net	$2,126,126	$2,162,584

Consolidated hotel properties	16	16
Consolidated hotel rooms	7,245	7,245

The table below demonstrates the geographic distribution of the Company’s portfolio based on its undepreciated carrying amount as of March 31, 2010 and December 31, 2009, excluding unconsolidated joint ventures:

	March 31, 2010	December 31, 2009
Southern California	20.1%	20.2%
Northern California	19.3	19.3
Chicago, IL	18.0	17.7
Scottsdale, AZ	12.8	12.8
Washington, D.C.	6.0	6.0
Miami, FL	5.4	5.4

United States	81.6	81.4
Mexico	7.4	7.3
Prague, Czech Republic	5.9	6.0
London, England	4.7	4.9
Paris, France	0.4	0.4

Total	100.0%	100.0%

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Other Charges

The Company’s interest in the Luxury Leisure Properties International (LLPI) venture was redeemed in May 2009. For the three months ended March 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

In addition, the Company recorded a charge of approximately $253,000 to write off costs related to capital projects that management decided to abandon during the three months ended March 31, 2009.

Impairment Losses

The Company did not record any impairment losses during the three months ended March 31, 2010 and 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	DISCONTINUED OPERATIONS

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. During the year ended December 31, 2009, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris)	Paris, France	December 21, 2009	$50,275,000
Four Seasons Mexico City	Mexico City, Mexico	October 29, 2009	$52,156,000

The following is a summary of (loss) income from discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Hotel operating revenues	$—	$8,559

Operating costs and expenses	(21)	6,912
Depreciation and amortization	—	1,524

Total operating costs and expenses	(21)	8,436

Operating income	21	123
Interest income	—	2
Foreign currency exchange (loss) gain	(118)	74
Income tax benefit	—	1,432
Loss on sale	(612)	—

(Loss) income from discontinued operations	$(709)	$1,631

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of March 31, 2010 and December 31, 2009 included the following (in thousands):

	March 31, 2010	December 31, 2009
Hotel del Coronado and North Beach Ventures (a)	$35,404	$36,458
RCPM (b)	3,788	3,607
BuyEfficient (c)	6,800	6,680

Total investment in joint ventures	$45,992	$46,745

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts aggregating to $610,000,000. The loans accrue interest at the London Interbank Offered Rate (LIBOR) plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bears interest at LIBOR plus 2.50%. Principal on the loans and revolving credit facility have a maturity date of January 9, 2011. At March 31, 2010 and December 31, 2009, there was a balance of $18,500,000 on the revolving credit facility. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $135,000 and $145,000 for the three months ended March 31, 2010 and 2009, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $39,000 and $34,000 for the three months ended March 31, 2010 and 2009, respectively, and are included in other income (expenses), net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	December 31, 2009
Assets
Investment in hotel properties, net	$309,108	$313,323
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	19,346	23,993
Restricted cash and cash equivalents	14,076	8,391
Other assets	22,301	21,939

Total assets	$437,232	$440,047

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$631,948	$634,670
Other liabilities	33,830	31,877
Partners’ deficit	(228,546)	(226,500)

Total liabilities and partners’ deficit	$437,232	$440,047

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2010	2009
Revenues
Hotel operating revenue	$23,736	$28,192
Residential sales	3,513	3,095
Other	1,142	1,288

Total revenues	28,391	32,575
Expenses
Hotel operating expenses	18,209	19,687
Residential costs of sales	1,829	1,614
Depreciation and amortization	4,236	4,110
Other operating expenses	2,042	1,906

Total operating expenses	26,316	27,317

Operating income	2,075	5,258
Interest expense, net	(4,270)	(4,741)
Other income (expenses), net	313	(382)

Net (loss) income	$(1,882)	$135

Equity in (losses) earnings in joint ventures
Net (loss) income	$(1,882)	$135
Joint venture partners’ share of loss (income) of joint ventures	973	(179)
Adjustments for basis differences, taxes and intercompany eliminations	349	183

Total equity in (losses) earnings of joint ventures	$(560)	$139

To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in (losses) earnings of the unconsolidated affiliates.

7.	OPERATING LEASE AGREEMENTS

In February 2004, the Company sold its interest in the Marriott Hamburg to a third party, Union Investment Real Estate AG (UIRE), formerly Deutsche Immobilien Fonds Aktiengesellschaft. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Marriott Hamburg and the leaseback was reflected as an operating lease. A deferred gain of $5,619,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. For the three months ended March 31, 2010 and 2009, the Company recognized $54,000 and $51,000 of the deferred gain, respectively. As of March 31, 2010 and December 31, 2009, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,108,000 and $4,319,000, respectively. The lease’s initial term runs through June 14, 2030 and is subject to extension. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,603,000 ($4,868,000 based on the foreign exchange rate as of March 31, 2010) (adjusting by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 18 months of the minimum rent. This amount at March 31, 2010 and December 31, 2009 was $6,755,000 and $7,158,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue. The Company’s annual base rent received from the sublease arrangement can increase or decrease based on changes in a cost of living index defined in the sublease agreement. The Company may also receive additional rent based on the hotel’s performance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2003, the Company sold its interest in the Paris Marriott to UIRE. UIRE subsequently leased the hotel back to the Company. The sale and leaseback transaction was originally recorded as a finance obligation due to a collateralized guarantee issued as part of the sale. In June 2004, the collateralized guarantee was cancelled and the Company recorded a sale of the Paris Marriott and the leaseback was reflected as an operating lease. A deferred gain of $103,590,000 was recorded in conjunction with the sale. The deferred gain is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,165,000 and $1,100,000 of the deferred gain for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $90,618,000 and $97,533,000, respectively. The lease’s initial term runs through December 31, 2029. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €12,185,000 ($16,462,000 based on the foreign exchange rate as of March 31, 2010) (adjusting by an index formula) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. The Company funded a euro-denominated security deposit with UIRE initially representing approximately 16 months of the minimum rent. This amount at March 31, 2010 and December 31, 2009 was $10,199,000 and $10,720,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

8.	INDEBTEDNESS

Mortgages Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages payable at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity	March 31, 2010	December 31, 2009
Westin St. Francis (b)(c)	70	August 2010(d)	$220,000	$220,000
Fairmont Scottsdale	56	September 2010(d)	180,000	180,000
InterContinental Chicago	106	October 2010(d)	121,000	121,000
InterContinental Miami	73	October 2010(d)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2011(d)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2011(d)	76,500	76,500
Fairmont Chicago (b)(c)	70	April 2012	123,750	123,750
Hyatt Regency La Jolla	100	September 2012	97,500	97,500
Marriott London Grosvenor Square (b)	110	October 2013	115,641	124,859
InterContinental Prague (e)	120	March 2015	137,262	148,886

Total mortgages			$1,279,903	$1,300,745

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.25% at March 31, 2010) for all loans except for those secured by the InterContinental Prague and the Marriott London Grosvenor Square. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (0.63% at March 31, 2010). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.65% at March 31, 2010).

(b)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2010.

(c)	On May 5, 2010, the Company refinanced the loans secured by these hotels (see Note 17).

(d)	These loans have one one-year extensions remaining at the option of the Company or its consolidated affiliates. The maturity dates exclude the one remaining one-year extension options. The Company anticipates exercising these remaining extension options.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	As of December 31, 2009, the Company was in violation of certain loan to value and interest cover ratio covenants under the InterContinental Prague loan agreement. The lender provided the Company with a waiver through March 15, 2010 to comply with these loan covenants. In February 2010, the Company entered into an amended and restated loan agreement with the lender. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waived the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through maturity, b) postponed the amortization of principal payments, c) established a €2,000,000 liquidity reserve to cover potential shortfalls in debt service, d) allows accrued and unpaid interest up to €2,000,000 to be added to the principal balance under certain circumstances and e) required that the Company use the net proceeds from the prior sale of two apartment buildings in Prague that were previously part of the lender’s security for the loan to pay down the principal amount of the loan by €2,400,000.

Other Debt:

In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the property with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses, are subject to the note holder being able to obtain certain permits and licenses to develop the land. If they are unable to obtain such permits and licenses within a prescribed time period, the Company would have the right to a full refund of the amounts previously paid to purchase the property, and the land ownership would revert back to the seller.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of Exchangeable Notes and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. On January 1, 2009, the Company adopted the provisions of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements, and retrospectively recorded an additional discount on the Exchangeable Notes of $20,978,000 as of the issuance date. The Exchangeable Notes pay interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007 and mature on April 1, 2012, unless previously redeemed by the Company, repurchased by the Company or exchanged in accordance with their terms prior to such date.

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009 and on the consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	December 31, 2009
Balance Sheets:
Principal amount of liability	$180,000	$180,000
Unamortized discount	(9,442)	(10,548)

Carrying amount of liability component	$170,558	$169,452

Carrying amount of equity component	$20,978	$20,978

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2010	2009
Statements of Operations:
Coupon interest	$1,575	$1,586
Discount amortization	1,106	1,043

Total interest	$2,681	$2,629

Effective interest rate	6.25%	6.25%

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

The Company also entered into a registration rights agreement in connection with the issuance of the Exchangeable Notes. As required under the registration rights agreement, the Company filed a shelf registration statement, which became effective August 23, 2007. The Company must use reasonable efforts to keep the shelf registration statement effective until the earlier of 1) the date one year following the last date on which the Exchangeable Notes have been exchanged and settlement has occurred or 2) the date on which there are no longer any Exchangeable Notes or restricted shares of SHR’s common stock outstanding. If the Company fails to comply with certain of its obligations under the registration rights agreement, it will be required to pay additional interest on the Exchangeable Notes in an amount equal to an annual rate of 0.25% for the first 90 days following a registration default and 0.50% following the first 90 days through the day on which the registration default is cured or the date that registration statement is no longer required to be kept effective. If the Exchangeable Notes are exchanged into SHR common stock during a period of registration default, a holder will not be entitled to receive additional interest, but instead will receive an increase in the exchange rate of 3% for each $1,000 principal amount of Exchangeable Notes. The maximum amount of consideration that the Company would be required to transfer if a registration default were to occur would be approximately $1,692,000 in additional interest, or approximately 195,000 additional shares of SHR common stock, if the Exchangeable Notes were exchanged. After the filing of the annual report on Form 10-K for the year ended December 31, 2008, the Company’s previous shelf registration statement was no longer effective. On March 26, 2009 a new registration statement was declared effective by the SEC. During the three months ended March 31, 2009, the Company recorded additional interest expense of $11,000 under the registration rights agreement described above for the temporary unavailability of an effective registration statement with respect to SHR’s common stock that may, under certain circumstances, be issued with respect to the Exchangeable Notes.

Bank Credit Facility:

In February 2009, SH Funding entered into the third amendment to the bank credit facility, which among other things provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. In connection with this amendment, the Company wrote off $883,000 of unamortized deferred financing costs during the three months ended March 31, 2009. The following summarizes key financial terms and conditions of the amended bank credit facility:

•	the maximum facility size was reduced to $400,000,000;

•

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

•

lenders received additional collateral in the form of mortgages over four borrowing base properties (the Four Seasons Punta Mita, the Four Seasons Washington, D.C., the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel), which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

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

•

default in payment, when due, of indebtedness of the consolidated group (other than with respect to certain non-domestic entities which do not own property in North America) in excess of $25,000,000, or a default which has the effect of causing such indebtedness to become due or payable prior to maturity, would be an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010; and

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•

a prohibition on each of SHR and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage to 0.9 as discussed above;

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

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

The weighted average interest rate for the three months ended March 31, 2010 was 3.97%. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 45% advance rate against the appraised value of the borrowing base assets. Based on these requirements, the Company had $243,900,000 available under the bank credit facility at March 31, 2010. At March 31, 2010, there was $195,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2010.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of March 31, 2010 for all mortgage debt, the Exchangeable Notes and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2010 (remainder)	$1,563
2011	809,125
2012	603,341
2013	112,043
2014	4,215
Thereafter	124,616

1,654,903
Less discount on the Exchangeable Notes	(9,442)

Total	$1,645,461

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $145,000 and $612,000 for the three months ended March 31, 2010 and 2009, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,830,000 and $1,203,000 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Operating Matters:

The Company’s short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, the Company has satisfied its short-term liquidity requirements through its existing working capital, cash provided by operations, and its bank credit facility. In February 2009, the Company entered into the third amendment to its bank credit facility, which among other things provides the Company with additional flexibility to maintain compliance with its financial covenants during 2010 and provides sufficient borrowing capacity to meet its short-term liquidity requirements during such time. As of March 31, 2010 and December 31, 2009, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility.

The Company’s available capacity under the bank credit facility and compliance with financial covenants for the remainder of 2010 and future periods will depend substantially on the financial results of the Company’s hotels, and in particular, the operating results and appraised values of the borrowing base assets. As of May 5, 2010, the outstanding borrowings and letters of credit in the aggregate were $226,250,000.

In the fourth quarter of 2009, the Company sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102,431,000. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity in the short term, the Company is actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. As of March 31, 2010, maximum availability under the bank credit facility was $243,900,000, and outstanding borrowings and letters of credit in the aggregate were $197,750,000. The Company believes that the measures it has taken as described above should be sufficient to satisfy its liquidity needs for the next 12 months. However, if current financial market conditions worsen and the Company’s business deteriorates further, it may breach one or more of its financial covenants or the maximum availability

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the bank credit facility may fall below the Company’s short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and Exchangeable Notes.

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

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2009 (excluding 954,746 units of SH Funding outstanding at March 31, 2010 and December 31, 2009, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2009	75,253
RSUs redeemed for shares of SHR common stock	125

Outstanding at March 31, 2010	75,378

As of March 31, 2010, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Distributions:

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative. As of March 31, 2010, unpaid cumulative dividends on the 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and the 8.25% Series C Cumulative Redeemable Preferred Stock were $11,923,000 in the aggregate or $2.66 per share, $11,860,000 in the aggregate or $2.58 per share, and $14,824,000 in the aggregate or $2.58 per share, respectively. Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	For the Three Months Ended March 31, 2010
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance	$568,980	$23,188	$592,168	$2,717
RSUs redeemed for common shares	2	—	2	—
Net loss	(32,570)	(1,599)	(34,169)	(442)
Gain on currency translation adjustments	360	—	360	5
Loss on mark to market of derivatives	(21,128)	—	(21,128)	(272)
Share-based compensation	272	—	272	4
Distributions	(35)	—	(35)	—
Change in redemption value	(2,034)	—	(2,034)	2,034
Other	(12)	(38)	(50)	12

Ending balance	$513,835	$21,551	$535,386	$4,058

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. As of March 31, 2010 and December 31, 2009, the redeemable noncontrolling interests had a redemption value of approximately $4,058,000 (based on the March 31, 2010 SHR common share price of $4.25) and $1,776,000 (based on the December 31, 2009 SHR common share price of $1.86), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Three Months Ended March 31, 2009
	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Beginning balance	$783,539	$27,203	$810,742	$5,330
RSUs redeemed for common shares	6	—	6	—
Net loss	(35,469)	(753)	(36,222)	(446)
Loss on currency translation adjustments	(6,574)	—	(6,574)	(85)
Gain on mark to market of derivatives	7,917	—	7,917	102
Share-based compensation	4,458	—	4,458	57
Other	(138)	(70)	(208)	138

Ending balance	$753,739	$26,380	$780,119	$5,096

(a)	As of March 31, 2009 and December 31, 2008, the redeemable noncontrolling interests had a redemption value of approximately $673,000 (based on the March 31, 2009 SHR common share price of $0.69) and $1,639,000 (based on the December 31, 2008 SHR common share price of $1.68), respectively.

10.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in (losses) earnings of joint ventures, loss on early extinguishment of debt, or (loss) income from discontinued operations as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or in accounts payable and accrued expenses.

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

Except for the CVA noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of March 31, 2010. As of March 31, 2010, all derivative liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $54,620,000 will be reclassified as an increase to interest expense.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate swaps	20	$ 1,250,000
Interest rate swap	1	£ 76,220
Interest rate swap	1	€ 101,600

At March 31, 2010 and December 31, 2009, the aggregate notional amount of the Company’s domestic interest rate swaps was $975,000,000. These swaps have fixed pay rates against LIBOR ranging from 0.45% to 5.50% and maturity dates ranging from April 2010 to December 2014. In addition, at March 31, 2010 and December 31, 2009, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £76,220,000 and £77,250,000, respectively. The swap has a fixed pay rate against GBP LIBOR of 5.72%, which adjusts to 3.22% for the period from January 2009 through January 2011, and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €101,600,000. The swap has a fixed pay rate against EURIBOR of 3.32% and a maturity date of March 2015.

At March 31, 2010 and December 31, 2009, the aggregate notional amount of the Company’s forward-starting interest swaps was $275,000,000. The forward-starting swaps have effective dates ranging from April 2010 to February 2011. These swaps have fixed pay rates against LIBOR ranging from 5.23% to 5.42% and maturity dates ranging from April 2015 to February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were non-designated hedges:

Interest Rate Derivative	Number of Instruments	Notional (in thousands)
Interest rate caps	9	$594,750

At March 31, 2010 and December 31, 2009, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2010 to March 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(65,320)	$(63,755)

Derivatives not designated as hedging instruments:
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(88,751,000) and $(98,840,000) excluding accrued interest and includes a CVA of $23,431,000 and $35,085,000 as of March 31, 2010 and December 31, 2009, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of March 31, 2010 or December 31, 2009. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the three months ended March 31, 2010 and 2009 (in thousands):

Balance as of January 1, 2010	$(63,755)
Interest rate swap transaction (b)	27,940
Unrealized losses	(29,505)

Balance as of March 31, 2010	$(65,320)

Balance as of January 1, 2009	$(98,089)
Interest rate swap transaction (b)	32,220
Unrealized gains	6,963

Balance as of March 31, 2009	$(58,906)

(b)	As part of the Company’s long-term financing strategy, the Company entered into transactions to buy down several of the domestic interest rate swap fixed pay rates to current market rates during the three months ended March 31, 2010 and 2009. The swaps have effective dates of February 15, 2010 and March 15, 2009 and remain designated as cash flow hedges. The termination value of $24,672,000 and $32,220,000, will be reclassified from accumulated OCL into earnings over the life of the swaps during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company paid $3,268,000 to buy down the EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. The modified swap will remain designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction will be reclassified into earnings over the life of the swap.

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(35,796)	$(4,849)
Effective portion of loss reclassified into interest expense	$(14,396)	$(12,868)
Ineffective portion of loss recognized in interest expense	$(94)	$—

	Three Months Ended March 31,
Derivatives Not Designated as Hedging Instruments	2010	2009
Interest rate caps:
(Loss) gain recognized in other income (expenses), net	$(51)	$2
Loss recognized in equity in (losses) earnings of joint ventures	$(70)	$(192)

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(89,697,000). As of March 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $(89,697,000). The Company has not breached any of the provisions as of March 31, 2010.

11.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, Options, RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added units of SH Funding as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards.

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated. The Company recorded compensation expense of $358,000 and $4,710,000 related to share-based employee compensation (net of estimated forfeitures) for the three months ended March 31, 2010 and 2009, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2010, there was unrecognized compensation expense of $2,022,000 related to nonvested RSUs, $102,000 related to performance-based RSUs and $492,000 related to Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.6 years for nonvested RSUs, 0.8 years for performance-based RSUs and 0.8 years for Options.

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of the Company’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs anytime prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of the Company’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing an opportunity to earn an amount equal to 2.5% of the Company’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of March 31, 2010, 880,000 units have been granted under the Value Creation Plan. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheets. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at March 31, 2010 and December 31, 2009 was $615,000 and $108,000, respectively. The compensation expense recognized for the three months ended March 31, 2010 and 2009 was $506,000 and $0, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	RELATED PARTY TRANSACTIONS

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

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels served as a consultant to the Company until December 31, 2009 (the Termination Date) and received $125,000, in consideration of (i) Mr. Michel’s consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. For the three months ended March 31, 2009, the Company recognized expense of $33,000 related to the Consulting Agreement.

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

Letters of Credit:

As of March 31, 2010, the Company provided $750,000 in letters of credit related to its office space lease and $2,000,000 in connection with the Four Seasons Mexico City hotel purchase and sale agreement to secure the indemnity obligations of the seller thereunder.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2010 and December 31, 2009, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments. At March 31, 2010 and December 31, 2009, there was no fixed-rate mortgage debt.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of March 31, 2010, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed (see note 8). Using these estimated market spreads, the Company estimated the fair value of the mortgage debt and bank credit facility to be approximately $79,000,000 to $135,000,000 lower than the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

carrying value of $1,475,000,000. To calculate the fair value of the Exchangeable Notes as of March 31, 2010, the Company assumed a market spread between 400 to 600 basis points and estimated the fair value to be approximately $7,000,000 to $14,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total debt would be approximately $31,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2009, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed above (see note 8). Using these estimated market spreads, the Company estimated the fair value of the mortgage debt and bank credit facility to be approximately $82,000,000 to $139,000,000 lower than the carrying value of $1,479,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2009, the Company assumed a market spread between 400 to 600 basis points and estimated the fair value to be approximately $8,000,000 to $15,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total debt would be approximately $32,000,000.

15.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of March 31, 2010, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican joint venture RCPM and four European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
United States	$133,514	$138,476
Europe	21,790	18,826
Mexico	14,093	14,742

Total	$169,397	$172,044

	March 31, 2010	December 31, 2009
Long-lived Assets:
United States	$1,795,777	$1,817,698
Europe	262,571	277,190
Mexico	176,258	177,500

Total	$2,234,606	$2,272,388

16.	MANAGEMENT AGREEMENTS

In December 2009 and January 2010, the Company amended terms of various management agreements with Marriott and Westin. Consideration resulting from these amendments and amendments in prior years, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining terms of the respective management agreements. At March 31, 2010 and December 31, 2009, deferred credits of $14,357,000 and $9,120,000, respectively, were included in accounts payable and accrued expenses.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	SUBSEQUENT EVENT

On May 5, 2010, two wholly owned subsidiaries of the Company completed a refinancing agreement with Metropolitan Life Insurance Company (MetLife). Prior to the refinancing, the two subsidiaries each held variable-rate mortgage loans with MetLife, which included a $220,000,000 loan secured by the Westin St. Francis hotel and a $123,750,000 loan secured by the Fairmont Chicago hotel. The refinanced debt is cross-collateralized with a total principal amount of $317,750,000, allocated $220,000,000 to the Westin St. Francis and $97,750,000 to the Fairmont Chicago. Principal of $26,000,000 related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. The maturities of the loans have been extended until 2017. There will be an approximate18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5,500,000 reserve account included in restricted cash on the balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

As a result of the conversion of the Westin St. Francis and Fairmont Chicago loans from variable to fixed-rate, the notional amount of the Company’s interest rate swaps exceeds the Company’s variable-rate debt. The Company is evaluating its hedging strategy and may terminate some of its interest rate swaps to alleviate its over-hedged position, which would result in charges to the statement of operations.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements — 1. General” for the hotel interests owned by us as of March 31, 2010.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2010. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, and “us” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2010, as applicable, unless otherwise noted.

Outlook

Our key operating metrics in the first quarter of 2010 declined as the lodging industry continued to deal with a weak operating environment. However, we are beginning to see meaningful improvement in many of our forward looking indicators and demand is increasing across the entire spectrum of our customer base.

In North America, occupancy in the first quarter increased 1.6 percentage points year-over-year, and the improvement was concentrated in group business with a 7.1% increase in occupied room nights. We continue to see positive indicators in corporate group business which is a customer segment that was severely impacted by cancellations in 2009. Transient occupied room nights declined 1% in the quarter, however corporate transient business grew 0.3% and improved each month in the quarter, indicating that businesses are increasing their spending on travel, which is an important trend supporting the lodging recovery.

Average rates declined 6.9% in the quarter with rate decreases spread across all customer and property types. However, as is typical in the nascent stages of a recovery, demand growth first leads to occupancy improvement with pricing power following later. Therefore, we project a recovery in room rates as the year progresses.

Our European hotels were up 14.5% in revenue per available room (RevPAR) in the first quarter, or 6.4% on a constant U.S. dollar basis. London and Paris were particularly strong and occupancy at our hotels in these markets was up 20.5 percentage points and 11.6 percentage points, respectively.

In most cases, we are in advanced stages of implementing hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. This includes, but is not limited to, adjusting variable labor, eliminating fixed labor, reducing the hours of room service operations and other food and beverage outlets, and reducing, when possible, the implementation of certain brand standards. We believe these efforts have improved our margin performance in prior quarters and will accelerate margin expansion as revenue growth returns.

Factors Affecting Our Results of Operations

Sale of Interests in Hotel Properties. In 2009, we sold the Four Seasons Mexico City and Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) hotels for net sales proceeds, after proration adjustments related to assets and liabilities of the hotels and closing costs, of $52.2 million and $50.3 million, respectively. The results of operations for these properties have been classified as discontinued operations for all periods presented.

Total Portfolio Definition. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties included in discontinued operations.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2010 and 2009 consisted of:

	Total Portfolio % of Total Revenues
	2010	2009
Revenues:
Rooms	53.1%	52.9%
Food and beverage	34.2%	31.8%
Other hotel operating revenue	12.0%	14.6%

	99.3%	99.3%
Lease revenue	0.7%	0.7%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 54.4% and 55.9% of the rooms sold during the three months ended March 31, 2010 and 2009, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 45.6% and 44.1% of the rooms sold during the three months ended March 31, 2010 and 2009, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. The U.S. GDP has improved during the first quarter of 2010 leading to increased hotel demand over prior year. The increase in demand has come primarily from our Group Corporate category. However, total hotel demand is still well below levels reached before the recent economic downturn; therefore, the ADR for our hotels remains suppressed.

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

For purposes of calculating our Total Portfolio RevPAR for 2010 and 2009, we exclude unconsolidated joint ventures and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. This method for calculating RevPAR each period is consistently applied through the remainder of this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2010 and 2009 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2010	2009
Hotel Operating Expenses:
Rooms	19.0%	18.7%
Food and beverage	30.4%	29.4%
Other departmental expenses	36.5%	37.9%
Management fees	4.3%	4.5%
Other hotel expenses	9.8%	9.5%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.0% and 47.4% of the total hotel operating expenses for the three months ended March 31, 2010 and 2009, respectively.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.2 million for the three months ended March 31, 2010 and 2009.

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

Suspension of Preferred Stock Dividends. On February 24, 2009, the board of directors elected to suspend the quarterly dividend to holders of shares of our preferred stock.

Loan Modifications. On May 5, 2010, two of our wholly owned subsidiaries completed a refinancing agreement with Metropolitan Life Insurance Company (MetLife). Prior to the refinancing, the two subsidiaries each held variable-rate mortgage loans with MetLife, which included a $220.0 million loan secured by the Westin St. Francis hotel and a $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced debt is cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. The maturities of the loans have been extended until 2017. There will be an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5.5 million reserve account included in restricted cash on our balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

As a result of the conversion of the Westin St. Francis and Fairmont Chicago loans from variable to fixed rate, the notional amount of our interest rate swaps exceeds our variable-rate debt. We are evaluating our hedging strategy and may terminate some of our interest rate swaps to alleviate our over-hedged position, which would result in charges to the statement of operations.

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

Operating Results

The following table presents the operating results for the three months ended March 31, 2010 and 2009, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$90,019	$91,092	$(1,073)	(1.2)%
Food and beverage	57,896	54,629	3,267	6.0%
Other hotel operating revenue	20,295	25,203	(4,908)	(19.5)%

	168,210	170,924	(2,714)	(1.6)%
Lease revenue	1,187	1,120	67	6.0%

Total revenues	169,397	172,044	(2,647)	(1.5)%

Operating Costs and Expenses:
Hotel operating expenses	138,903	139,115	212	0.2%
Lease expense	4,241	3,966	(275)	(6.9)%
Depreciation and amortization	35,857	32,579	(3,278)	(10.1)%
Impairment losses and other charges	—	459	459	100.0%
Corporate expenses	6,400	10,296	3,896	37.8%

Total operating costs and expenses	185,401	186,415	1,014	0.5%

Operating loss	(16,004)	(14,371)	(1,633)	(11.4)%
Interest expense, net	(24,534)	(23,554)	(980)	(4.2)%
Loss on early extinguishment of debt	—	(883)	883	100.0%
Equity in (losses) earnings of joint ventures	(560)	139	(699)	(502.9)%
Foreign currency exchange gain	6,186	1,941	4,245	218.7%
Other income (expenses), net	232	(39)	271	694.9%

Loss before income taxes and discontinued operations	(34,680)	(36,767)	2,087	5.7%
Income tax benefit (expense)	778	(1,532)	2,310	150.8%

Loss from continuing operations	(33,902)	(38,299)	4,397	11.5%
(Loss) income from discontinued operations, net of tax	(709)	1,631	(2,340)	(143.5)%

Net loss	(34,611)	(36,668)	2,057	5.6%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	442	446	(4)	(0.9)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,599	753	846	112.4%

Net loss attributable to SHR	$(32,570)	$(35,469)	$2,899	8.2%

Operating Data (1):
Number of hotels	16	16
Number of rooms	7,245	7,245

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations for these sold hotels are included in (loss) income from discontinued operations, net of tax for the three months ended March 31, 2010 and 2009.

Rooms. Rooms revenue decreased $1.1 million, or 1.2%, for the three months ended March 31, 2010 from the three months ended March 31, 2009. RevPAR for the three months ended March 31, 2010 decreased by 1.2% from the three months ended March 31, 2009. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Occupancy	60.91%	58.51%
ADR	$236.57	$249.22
RevPAR	$144.10	$145.82

On a hotel-by-hotel basis, the change in rooms revenue was mixed across our portfolio of hotels. Hotels that had significant declines in rooms revenue include the InterContinental Chicago, the Fairmont Chicago, and the Four Seasons Washington, D.C., which had declines in rooms revenue of 30.1%, 28.2% and 20.5%, respectively. The two Chicago hotels saw a reduction in group demand due to declines in citywide conventions. Revenues generated from the transient category also declined due to low occupancy and discounted transient rates resulting from increased competition in the city. Rooms revenue decreased at the Four Seasons Washington, D.C. due to a significant drop in ADR when compared to prior year. The hotel had significantly higher room rates in the first quarter of 2009 due to demand driven by the 2009 Presidential Inauguration.

Hotels that had significant increases in rooms revenue that offset the declines noted above include the Marriott London Grosvenor Square, the Ritz-Carlton Half Moon Bay, and the InterContinental Miami, which had increases in rooms revenue of 50.4%, 38.7%, and 14.3%, respectively. The Marriott London Grosvenor Square gained from an increase in demand in the marketplace, which drove up occupancy and ADR, and benefited from a favorable exchange rate. The InterContinental Miami had an increase in rooms revenue due to demand generated from special events hosted by the city in the first quarter of 2010, including the Super Bowl and a citywide convention. The Ritz-Carlton Half Moon Bay performed better than prior year by recovering group business that was lost in the first quarter of 2009.

Food and Beverage. Food and beverage revenue increased $3.3 million, or 6.0%, for the three months ended March 31, 2010 from the three months ended March 31, 2009. Consistent with rooms revenue, on a hotel-by-hotel basis, the change in food and beverage revenue was mixed across our portfolio of hotels. The primary factor increasing food and beverage revenue at certain of our hotels was an increase in group occupancy, which generated significant banquet revenue. The increase was partially offset by lower group occupancy and a decline in social catering at several of our other hotels.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $4.9 million, or 19.5%, for the three months ended March 31, 2010 from the three months ended March 31, 2009. The decrease in other hotel operating revenue is primarily due to a $5.0 million decline in cancellation revenue when compared to prior year. In the first quarter of 2009, there was an extraordinary number of group cancellations at the Fairmont Scottsdale, the Westin St. Francis, and the Ritz-Carlton Half Moon Bay hotels due to corporate costs cutting initiatives during the economic downturn and the negative perception of companies staying at luxury hotels.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2010 and 2009, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$26,443	$26,000	$(443)	(1.7)%
Food and beverage	42,212	40,849	(1,363)	(3.3)%
Other departmental expenses	50,703	52,723	2,020	3.8%
Management fees	5,969	6,292	323	5.1%
Other hotel expenses	13,576	13,251	(325)	(2.5)%

Total hotel operating expenses	$138,903	$139,115	$212	0.2%

Hotel operating expenses decreased by $0.2 million, or 0.2%. Hotel operating expenses were impacted by declines in utility costs, real estate taxes and management fees. These declines were partially offset by higher payroll costs due to overall wage increases and higher food and beverage costs due to increased food and beverage consumption over prior year.

Depreciation and Amortization. Depreciation and amortization increased $3.3 million, or 10.1%, for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009. The increase is due to capital projects being placed in service during late 2009 through the first quarter of 2010. Major projects were placed in service at the Fairmont Scottsdale, the Westin St. Francis, and the Paris Marriott.

Impairment Losses and Other Charges. During the three months ended March 31, 2009, we recorded a charge of $0.2 million to write off our investment in Luxury Leisure Properties International (LLPI). Our interest in the LLPI venture was redeemed in May 2009. In addition, during the three months ended March 31, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $0.3 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses decreased $3.9 million, or 37.8%, for the three months ended March 31, 2010 when compared to the same period in 2009. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to a decrease in expense related to our RSUs. In the first quarter of 2009, we accelerated the vesting of certain RSUs issued prior to December 31, 2008 resulting in a one-time charge of $3.6 million to recognize the remaining unamortized deferred compensation costs related to these vested RSUs.

Interest Expense, Net. The $1.0 million, or 4.2%, increase in interest expense, net for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 was primarily due to:

•	a $0.8 million increase due to the net impact of an increase in amortization of interest rate swap costs offset by lower average interest rates,

•	a $0.6 million increase in the amortization of deferred financing costs,

•	a $0.5 million decrease in capitalized interest, and

•	a $0.3 million decrease in interest income, partially offset by

•	a $1.2 million decrease attributable to lower average borrowings.

The components of interest expense, net for the three months ended March 31, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Mortgages and other debt	$(10,104)	$(17,676)
Bank credit facility	(2,138)	(2,074)
Exchangeable Notes	(1,575)	(1,586)
Amortization of Exchangeable Notes discount	(1,106)	(1,043)
Amortization of deferred financing costs	(1,830)	(1,203)
Amortization of interest rate swap costs	(8,084)	(996)
Interest income	158	412
Capitalized interest	145	612

Total interest expense, net	$(24,534)	$(23,554)

The weighted average debt outstanding for the three months ended March 31, 2010 and 2009 amounted to $1.66 billion and $1.74 billion, respectively, and the weighted average interest rate for each of the three months ended March 31, 2010 and 2009, including the effect of interest rate swaps, was 5.6% and 5.4%, respectively. At March 31, 2010, including the effect of interest rate swaps, 15.0% of our total debt had variable interest rates and 85.0% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in (Losses) Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated joint ventures.

Three months ended March 31, 2010 (in thousands):

	Hotel /North Beach Ventures (1)	RCPM	BuyEfficient(2)	Total
Equity in (losses) earnings	$(861)	$181	$120	$(560)

Depreciation	1,991	14	—	2,005
Interest expense	1,844	22	—	1,866
Income tax (benefit) expense	(537)	68	—	(469)

Three months ended March 31, 2009 (in thousands):

	Hotel /North Beach Ventures	RCPM	BuyEfficient	Total
Equity in (losses) earnings	$(105)	$247	$(3)	$139

Depreciation	1,903	32	—	1,935
Interest expense	2,061	23	—	2,084
Income tax (benefit) expense	(213)	93	—	(120)

(1)	These ventures include SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel.

(2)	See “Item 1. Financial Statements – 6. Investment In Joint Ventures” for a description of BuyEfficient.

We recorded $0.6 million of equity in losses during the three months ended March 31, 2010, which is a $0.7 million decrease from the $0.1 million equity in earnings recorded during the three months ended March 31, 2009. The change was primarily due to a decrease in operating performance related to the Hotel Venture, partially offset by a decrease in interest expense, which was the result of slightly lower interest rates when compared to prior year, and an increase in a tax benefit at the Hotel Venture.

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of $6.2 million during the three months ended March 31, 2010, which is a $4.2 million increase from the $1.9 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel and working capital at certain foreign hotel properties.

Income Tax Benefit (Expense). Income taxes changed to a $0.8 million income tax benefit during the three months ended March 31, 2010 from a $1.5 million expense during the three months ended March 31, 2009. The change in income taxes primarily relates to the Four Seasons Punta Mita hotel. We recorded a charge of $2.0 million in the first quarter of 2009 to adjust 2008 deferred items related to the newly enacted Mexican flat tax. There was no similar charge in 2010.

(Loss) Income from Discontinued Operations, Net of Tax. We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates increased by $0.8 million for the three months ended March 31, 2010 when compared to the same period in the prior year due to higher net losses of our consolidated affiliates.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility to maintain compliance with our financial covenants during 2010 and provides sufficient borrowing capacity to meet our short-term liquidity requirements during such time. As of March 31, 2010, the Company was in compliance with its financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita, the Four Seasons Washington, D.C., the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of May 5, 2010, the outstanding borrowings and letters of credit in the aggregate were $226.3 million.

In the fourth quarter of 2009, we sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102.4 million. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity in the short term, we are actively pursuing a number of alternatives, including but not limited to additional asset dispositions. The net proceeds of any additional transaction could be utilized to reduce borrowings outstanding under the bank credit facility and further improve liquidity. As of March 31, 2010, maximum availability under the bank credit facility was $243.9 million, and outstanding borrowings and letters of credit in the aggregate were $197.8 million. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months. However, if current financial market conditions worsen and our business deteriorates further, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps and the Exchangeable Notes.

If an event of default were to occur and we were unable to modify or obtain a waiver to certain terms of the bank credit facility, then the risk increases that we may be unable to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. Elimination of preferred dividends equates to approximately $7.7 million in cash flow savings each quarter. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008.

Capital expenditures for the three months ended March 31, 2010 and 2009 amounted to $7.7 million and $27.4 million, respectively. Included in the 2010 and 2009 amounts were $0.1 million and $0.6 million of capitalized interest, respectively, which include amounts related to continuing and discontinued operations. For the remainder of the year ended December 31, 2010, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $25.0 million and owner-funded projects of up to approximately $2.0 million. Consistent with our efforts to preserve liquidity, other capital expenditures have been cancelled or deferred to a minimum spending level in 2010.

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

•

default in payment, when due, of indebtedness of the consolidated group (other than with respect to certain non-domestic entities which do not own property in North America) in excess of $25.0 million, or a default which has the effect of causing such indebtedness to become due or payable prior to maturity, would be an event of default;

•	maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010; and

•	restrictions on our ability to pay dividends. Such restrictions include:

•

a prohibition on each of SHR and SH Funding’s ability to pay any amount of preferred dividends in cash or in kind if SH Funding has elected to reduce its fixed charge coverage ratio to 0.9 as discussed above;

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

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

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on our ability to incur costs for discretionary capital programs. Under the agreement, SH Funding has a letter of credit sub-facility of $75.0 million, which is secured by the amended $400.0 million bank credit facility. Letters of credit reduce the borrowing capacity under the facility.

Mortgages payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages as of March 31, 2010 (in thousands):

	Balance as of March 31, 2010	Remainder of 2010	2011	2012	2013	2014	Thereafter
Mortgage loans
Fairmont Chicago, LIBOR plus 0.70% (1) (2)	$123,750	$—	$—	$123,750	$—	$—	$—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	118,250	—	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	76,500	—	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	97,500	—	—	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	121,000	—	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	90,000	—	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20% (3)	137,262	—	—	4,216	4,215	4,215	124,616
Westin St. Francis, LIBOR plus 0.70% (1) (2)	220,000	—	220,000	—	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10% (1)	115,641	1,563	3,125	3,125	107,828	—	—
Fairmont Scottsdale, LIBOR plus 0.56%	180,000	—	180,000	—	—	—	—

Total mortgages payable	$1,279,903	$1,563	$614,125	$423,341	$112,043	$4,215	$124,616

(1)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2010.

(2)	On May 5, 2010, we refinanced the $220.0 million loan secured by the Westin St. Francis hotel and the $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced debt is cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. The maturities of the loans have been extended until 2017. There will be an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5.5 million reserve account included in restricted cash on our balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

(3)	In February 2010, we entered into an amended and restated loan agreement with the lender of the InterContinental Prague loan. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waived the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through loan maturity, b) postponed the amortization of principal payments, c) established a €2.0 million liquidity reserve to cover potential shortfalls in debt service, and d) allows accrued and unpaid interest up to €2.0 million to be added to the principal balance under certain circumstances.

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

Equity Securities

As of March 31, 2010, we had 1,272,535 RSUs outstanding, of which 262,875 were vested. In addition, we had 885,026 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2009 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2009	75,253,252	954,746	76,207,998
RSUs redeemed for shares of our common stock	124,257	—	124,257

Outstanding at March 31, 2010	75,377,509	954,746	76,332,255

Cash Flows

Operating Activities. Net cash provided by operating activities was $11.1 million for the three months ended March 31, 2010 compared to $0.8 million for the three months ended March 31, 2009. Cash flows from operations increased from 2009 to 2010 primarily due to favorable working capital changes.

Investing Activities. Net cash used in investing activities was $12.6 million for the three months ended March 31, 2010 compared to $15.4 million for the three months ended March 31, 2009. The significant investing activities during these periods are summarized below:

•

We disbursed $7.7 million and $27.4 million during the three months ended March 31, 2010 and 2009, respectively, for capital expenditures primarily related to room renovations and additions and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $4.9 million during the three months ended March 31, 2010 primarily due to the InterContinental Prague establishing a liquidity reserve in accordance with an amended loan agreement and timing differences of debt service payments. Restricted cash and cash equivalents decreased by $8.6 million during the three months ended March 31, 2009, primarily due to renovations funded through property and equipment replacement reserves.

Financing Activities. Net cash used in financing activities was $16.0 million for the three months ended March 31, 2010 compared to net cash provided by financing activities of $63.6 million for the three months ended March 31, 2009. The significant financing activities during these periods are summarized below:

•	During the three months ended March 31, 2010 and 2009, we had borrowings of $17.0 million and $90.0 million, respectively, on our bank credit facility.

•	During the three months ended March 31, 2010, we made payments of $4.9 million on mortgages.

•	We paid $27.9 million and $17.8 million to buy down the interest rate swap fixed pay rates during the three months ended March 31, 2010 and 2009, respectively.

•	We paid financing costs of $8.3 million during the three months ended March 31, 2009.

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

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,654,903	$1,563	$1,524,509	$128,831	$—
Interest on long-term debt obligations (3)	96,136	28,667	58,534	8,935	—
Operating lease obligations—ground leases and office space	8,128	454	1,903	1,346	4,425
Operating leases – Paris Marriott and Hamburg Marriott	423,693	15,997	63,989	42,659	301,048

Total	$2,182,860	$46,681	$1,648,935	$181,771	$305,473

(1)	These amounts represent obligations that are due within fiscal year 2010.

(2)	Long-term debt obligations include our mortgages, Exchangeable Notes (excluding the effect of the discount) and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2010 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2010, $15.7 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Hotel and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in the Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of non-recourse mortgage and mezzanine debt financings and a $20.0 million non-recourse revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At March 31, 2010, there was an outstanding balance of $18.5 million on the revolving credit facility. At March 31, 2010, there were letters of credit outstanding of $0.8 million, which are secured by the revolving credit facility. The mortgage and mezzanine debt financings and revolving credit facility mature on January 9, 2011. Due to the severe contraction in the credit markets, the reduction in real estate values generally across the luxury hospitality market, and the size and complexity of this existing financing, there can be no assurance that the Hotel Venture, of which we are the general partner, will be able to refinance or restructure this indebtedness or cure or receive a waiver for an event of default if one were to occur. In such an instance, we could lose our investment in the Partnerships, which amounted to $35.4 million and $36.5 million as of March 31, 2010 and December 31, 2009, respectively. Our equity in losses of the Partnerships was $0.9 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2010 and December 31, 2009, our investment in the joint venture amounted to $3.8 million and $3.6 million, respectively. Our equity in earnings of the joint venture was $0.2 million for the three months ended March 31, 2010 and 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At March 31, 2010 and December 31, 2009, our investment in the joint venture amounted to $6.8 million and $6.7 million, respectively. Our equity in earnings (losses) of the joint venture was $0.1 million and $(3,000) for the three months ended March 31, 2010 and 2009, respectively.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements – 12. Related Party Transactions” for a discussion of our transactions with related parties.

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

•

Impairment of Long-Lived Assets and Goodwill. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In our analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of assets as held for sale requires the recording of assets at their net realizable value which can affect the amount of impairment recorded.

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

For the three months ended March 31, 2010, there were no indicators of potential impairment, and we did not record any non-cash impairment charges. However, continued deterioration in economic and market conditions may present a potential for additional impairment charges on our hotel properties subsequent to March 31, 2010. Any such adjustments could be material, but will be non-cash.

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

New Accounting Guidance

In January 2010, the Financial Accounting Standards Board (FASB) revised its guidance regarding fair value measurement disclosures. The guidance requires new disclosure about transfers between the levels of the fair value hierarchy as well as expanded disclosure regarding activity within Level 3 of the fair value hierarchy. We adopted this guidance in the first quarter of 2010 and determined that this new guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance, which amends the consolidation guidance applicable to variable interest entities (VIEs). The new guidance allows for a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE, requires continuous assessment of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures about an enterprise’s involvement with a VIE. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. We adopted this new guidance on January 1, 2010 and determined that this new guidance did not have a material impact on our consolidated financial statements.

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

See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2010.

As of March 31, 2010, our total outstanding mortgages, bank credit facility and Exchangeable Notes, net of discount, were approximately $1.6 billion, of which approximately $247.0 million, or 15.0%, was variable-rate debt. Total variable-rate debt excluded $1.2 billion fixed by the interest rate swaps described above. If market rates of interest on our variable-rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable-rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable-rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $60,000 annually.

Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment. Furthermore, in the event of a 20% increase in the market rates of interest on our variable-rate debt as discussed above, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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

For the three months ended March 31, 2010, approximately 21.2% of our total revenues were generated outside of the United States, with approximately 8.3% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 5.6% of total revenues generated from the Paris Marriott and Marriott Hamburg (which use the euro), approximately 4.2% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 3.1% of total revenues generated from the InterContinental Prague (which uses the Czech crown). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10% during the three months ended March 31, 2010, total revenues and operating income or loss would have changed from the amounts reported by (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Decrease in total revenues	$(1.4)	$(1.0)	$(0.5)	$(0.7)	$(3.6)
(Decrease) in operating income/ Decrease in operating loss	$(0.4)	$—	$0.1	$—	$(0.3)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10% as of March 31, 2010, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $7.0 million from the amounts reported.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2010, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 1A.	RISK FACTORS.

Other than as set forth below, there were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.

The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009 are updated by adding the two risk factors below:

Certain of our long-lived assets and goodwill have in the past become impaired and may become impaired in the future.

We periodically review each of our hotels and any related goodwill for possible impairment. Based on the results of these analyses, in fiscal year 2009 we wrote off $91.5 million to property and goodwill impairment losses and $30.8 million to discontinued operations to reduce the carrying values of goodwill, long-lived assets and investments in unconsolidated joint ventures on our balance sheet to their estimated fair values. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

To remain qualified as a REIT for federal income tax purposes, we must continually satisfy requirements and tests under the tax law concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. In order to meet these tests, we may be required to forego or limit attractive business or investment opportunities. For example, we may not lease to our TRS any hotel where gaming or wagering activities are conducted. Therefore, compliance with the REIT requirements may hinder our ability to operate solely to maximize profits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $38,607,000.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

As previously disclosed, on April 27, 2010, (i) SHR St. Francis, L.L.C., or the St. Francis Borrower, an indirect wholly-owned subsidiary of our operating company, Strategic Hotel Funding, L.L.C., or SH Funding, and (ii) SHC Columbus Drive, LLC, or the Fairmont Borrower, a wholly-owned subsidiary of SH Funding, entered into a mortgage loan application, or the Loan Agreement, with Metropolitan Life Insurance Company, or MetLife, providing for the refinancing of the existing mortgage loans on the Westin St. Francis hotel and Fairmont Chicago hotel. Prior to the refinancing, the St. Francis Borrower and the Fairmont Borrower each held variable rate mortgage loans with MetLife, which included a $220.0 million loan secured by the Westin St. Francis hotel and a $123.75 million loan secured by the Fairmont Chicago hotel. Under the refinancing, which closed on May 5, 2010, (i) the refinanced debt was cross-collateralized with a total principal amount of $317.75 million, of which $220.0 million was allocated to the Westin St. Francis hotel and $97.75 million was allocated to the Fairmont Chicago hotel, (ii) the mortgage loans were converted from LIBOR-based variable loans to fixed rate loans with interest payable monthly at an annual interest rate of 6.09%, (iii) the maturities of the loans were extended until June 1, 2017, (iv) during approximately the initial 18-month period, the Borrowers shall pay interest only and thereafter, shall pay equal payments of interest and principal based on a 20-year amortization schedule, (v) principal of $26.0 million related to the mortgage loan on the Fairmont Chicago hotel was repaid and (vi) a $5.5 million debt reserve was established, which can be released in the future if certain thresholds prescribed in the Loan Agreement are met. At the closing of the refinancing, the St. Francis Borrower and the Fairmont Borrower (i) issued promissory notes in the amount of $220.0 million and $97.75 million, respectively, in favor of MetLife and (ii) executed a deed of trust and a mortgage security agreement, respectively. In addition, each of the borrowers entered into a guaranty in favor of the lender that provided a guaranty of the obligations of the other borrower on the terms specified therein. The loans and each guaranty are secured by, among other things, the Westin St. Francis hotel and the Chicago Fairmont hotel.

Moreover, in connection with the refinancing, SH Funding entered into a guaranty in favor of MetLife with respect to the repayment of each loan. These two guaranties provide that SH Funding would be obligated to repay all or a portion of the loans if the St. Francis Borrower or the Fairmont Borrower, SH Funding or other affiliates take certain actions that are expressly prohibited by the loan documents, including misapplication of insurance proceeds, failure to fund reserves for property taxes and insurance, transfers of property or equity interests in contravention to contractual provisions contained in the loan documents or other actions commonly included in so-called “non-recourse carve out guaranties.”

ITEM 6.	EXHIBITS.

The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

May 6, 2010	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller
President, Chief Executive Officer and Director

May 6, 2010	By:	/S/ DIANE M. MOREFIELD
Diane M. Morefield
Executive Vice President and Chief Financial Officer

Exhibit Index

	Exhibit No.	Description of Exhibit

	3.1a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

	3.1b	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

	3.1c	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1d	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1e	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

	3.1f	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

	3.1g	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	10.1	Amendment and Restatement Deed, dated February 18, 2010, between SHR Prague Praha B.V. and Aareal Bank AG. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 23, 2010 and incorporated herein by reference).

+	10.2	Offer Letter, dated as of March 9, 2010, by and between Ms. Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+	10.3	Separation Agreement, dated as of March 9, 2010, by and between Mr. James Mead and Strategic Hotel Funding L.L.C. (filed as Exhibit 99.3 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

	10.4	Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

*	10.5	Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company.

*	10.6	Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company.

*	10.7	Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company.

*	10.8

Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company.

*	10.9	Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company.

*	10.10	Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company.

*	10.11	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company.

*	10.12	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company.

*	10.13	Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company.

*	10.14	Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company.

*	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith
+	Represents a management contract of compensatory plan or arrangement