Form 10-Q
period 2010-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2010-08-05
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 4, 2010 was 151,283,064.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

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

This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2010	December 31, 2009
Assets
Investment in hotel properties, net	$2,088,127	$2,162,584
Goodwill	71,449	75,758
Intangible assets, net of accumulated amortization of $5,320 and $4,400	32,388	34,046
Investment in joint ventures	46,089	46,745
Cash and cash equivalents	71,822	116,310
Restricted cash and cash equivalents	33,117	22,829
Accounts receivable, net of allowance for doubtful accounts of $2,532 and $2,657	50,352	54,524
Deferred financing costs, net of accumulated amortization of $12,682 and $12,543	6,583	11,225
Deferred tax assets	30,268	34,244
Other assets	39,843	39,878

Total assets	$2,470,038	$2,598,143

Liabilities and Equity
Liabilities:
Mortgages payable	$1,239,112	$1,300,745
Exchangeable senior notes, net of discount	—	169,452
Bank credit facility	55,000	178,000
Accounts payable and accrued expenses	259,144	236,269
Deferred tax liabilities	15,069	16,940
Deferred gain on sale of hotels	84,341	101,852

Total liabilities	1,652,666	2,003,258
Noncontrolling interests in SHR’s operating partnership	4,191	2,717
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $126,527 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $129,231 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $161,539 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 151,277,509 and 75,253,252 common shares issued and outstanding)	1,512	752
Additional paid-in capital	1,554,347	1,233,856
Accumulated deficit	(1,026,502)	(954,208)
Accumulated other comprehensive loss	(96,784)	(69,341)

Total SHR’s shareholders’ equity	790,494	568,980
Noncontrolling interests in consolidated affiliates	22,687	23,188

Total equity	813,181	592,168

Total liabilities and equity	$2,470,038	$2,598,143

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rooms	$106,526	$99,942	$196,545	$191,034
Food and beverage	67,754	58,498	125,650	113,127
Other hotel operating revenue	20,599	25,786	40,894	50,989

	194,879	184,226	363,089	355,150
Lease revenue	1,088	1,169	2,275	2,289

Total revenues	195,967	185,395	365,364	357,439

Operating Costs and Expenses:
Rooms	29,037	27,535	55,480	53,535
Food and beverage	46,081	42,180	88,293	83,029
Other departmental expenses	53,405	51,724	104,108	104,447
Management fees	6,934	7,420	12,903	13,712
Other hotel expenses	14,551	13,153	28,127	26,404
Lease expense	3,888	4,159	8,129	8,125
Depreciation and amortization	33,683	33,674	69,540	66,253
Impairment losses and other charges	—	49,755	—	50,214
Corporate expenses	7,556	5,292	13,956	15,588

Total operating costs and expenses	195,135	234,892	380,536	421,307

Operating income (loss)	832	(49,497)	(15,172)	(63,868)
Interest expense	(27,016)	(26,259)	(51,708)	(50,225)
Interest income	158	97	316	509
Loss on early extinguishment of debt	(886)	—	(886)	(883)
Loss on early termination of derivative financial instruments	(18,263)	—	(18,263)	—
Equity in earnings (losses) of joint ventures	459	432	(101)	571
Foreign currency exchange gain (loss)	5,256	(1,140)	11,442	801
Other income, net	462	82	694	43

Loss before income taxes and discontinued operations	(38,998)	(76,285)	(73,678)	(113,052)
Income tax expense	(1,413)	(690)	(635)	(2,222)

Loss from continuing operations	(40,411)	(76,975)	(74,313)	(115,274)
Income (loss) from discontinued operations, net of tax	1,849	(1,191)	1,140	440

Net Loss	(38,562)	(78,166)	(73,173)	(114,834)
(Loss) gain on currency translation adjustments	(4,676)	11,434	(4,311)	4,775
(Loss) gain on mark to market of derivatives	(1,732)	25,425	(23,132)	33,444

Comprehensive Loss	(44,970)	(41,307)	(100,616)	(76,615)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	286	539	995	968
Comprehensive (income) loss attributable to the noncontrolling interests in consolidated affiliates	(1,371)	(1,101)	228	(348)

Comprehensive Loss Attributable to SHR	$(46,055)	$(41,869)	$(99,393)	$(75,995)

Net Loss	$(38,562)	$(78,166)	$(73,173)	$(114,834)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	245	1,007	687	1,453
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(1,371)	(1,101)	228	(348)

Net Loss Attributable to SHR	(39,688)	(78,260)	(72,258)	(113,729)
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

Net Loss Attributable to SHR Common Shareholders	$(47,410)	$(85,982)	$(87,701)	$(129,172)

Amounts Attributable to SHR:
Loss from continuing operations	$(41,525)	$(77,085)	$(73,395)	$(114,164)
Income (loss) from discontinued operations	1,837	(1,175)	1,137	435

Net loss	$(39,688)	$(78,260)	$(72,258)	$(113,729)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.44)	$(1.12)	$(0.95)	$(1.73)
Income (loss) from discontinued operations attributable to SHR common shareholders	0.02	(0.02)	0.01	0.01

Net loss attributable to SHR common shareholders	$(0.42)	$(1.14)	$(0.94)	$(1.72)

Weighted average common shares outstanding	111,573	75,381	93,706	75,166

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Operating Activities:
Net loss	$(73,173)	$(114,834)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(410)	(396)
Depreciation and amortization	69,540	69,314
Amortization of deferred financing costs, discount and interest rate swap costs	22,166	12,992
Non-cash impairment losses and other charges	—	50,214
Loss on early extinguishment of debt	886	883
Loss on early termination of derivative financial instruments	18,263	—
Equity in losses (earnings) of joint ventures	101	(571)
Share-based compensation	4,122	5,125
Gain on sale of assets	(1,849)	(29)
Foreign currency exchange gain	(11,324)	(906)
Recognition of deferred gains	(2,336)	(2,350)
Mark to market of derivative financial instruments	4,103	—
Decrease in accounts receivable	455	6,213
Decrease in other assets	1,545	595
Decrease in accounts payable and accrued expenses	(4,588)	(13,439)

Net cash provided by operating activities	27,501	12,811

Investing Activities:
Proceeds from sales of assets	—	83
Decrease in escrow deposits	—	1,000
Cash received from joint venture	523	332
(Increase) decrease in security deposits related to sale-leasebacks	(2,282)	1,764
Capital expenditures	(17,972)	(52,014)
(Increase) decrease in restricted cash and cash equivalents	(10,286)	17,129
Other investing activities	—	359

Net cash (used in) investing activities	(30,017)	(31,347)

Financing Activities:
Proceeds from issuance of common stock	349,140	—
Equity issuance costs	(16,079)	—
Borrowings under bank credit facility	100,500	92,000
Payments on bank credit facility	(223,500)	(37,500)
Exchangeable senior notes tender	(180,000)	—
Payments on mortgages	(30,946)	—
Debt financing costs	(175)	(8,261)
Distributions to holders of noncontrolling interests in consolidated affiliates	(16)	(2,025)
Interest rate swap costs	(35,152)	(37,210)
Other financing activities	(640)	(325)

Net cash (used in) provided by financing activities	(36,868)	6,679

Effect of exchange rate changes on cash	(5,104)	335

Net change in cash and cash equivalents	(44,488)	(11,522)
Cash and cash equivalents, beginning of period	116,310	80,954

Cash and cash equivalents, end of period	$71,822	$69,432

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Six Months Ended June 30,
	2010	2009
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Loss (gain) on mark to market of derivative instruments (see notes 2 and 10)	$23,132	$(33,444)

Decrease in capital expenditures recorded as liabilities	$(255)	$(7,088)

Cash Paid For:
Interest, net of interest capitalized	$27,193	$39,026

Income taxes, net of refunds	$1,709	$1,119

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2010, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Punta Mita, Nayarit, Mexico; Hamburg, Germany; London, England; and Prague, Czech Republic. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2010. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of June 30, 2010, SH Funding owned or leased the following 17 hotels:

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

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of the new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and that the Company is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2010, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At June 30, 2010, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At June 30, 2010 and December 31, 2009, restricted cash and cash equivalents included $16,565,000 and $15,829,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2010 and December 31, 2009, restricted cash and cash equivalents also included reserves of $16,552,000 and $7,000,000, respectively, required by loan and other agreements.

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

Deferred tax assets and liabilities are established for net operating loss carryforwards and temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the net operating loss carryforwards are utilized and when the temporary differences reverse. The Company evaluates uncertain tax positions in accordance with accounting guidance. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred tax asset is included in income.

The Company completed an equity offering during the second quarter of 2010 (see note 9), which resulted in an ownership change under Section 382 of the Tax Code. As a result, some of the Company’s net operating loss carryforwards were reduced or eliminated in accordance with the provisions of Section 382. Prior to the equity offering and as of June 30, 2010, the Company provided a full valuation reserve against these net operating loss carryforwards due to uncertainty of realization. Therefore, the ownership change had no impact to the statements of operations.

For the three and six months ended June 30, 2010 and 2009, income tax expense related to continuing operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current tax benefit (expense):
Europe	$1	$(267)	$(27)	$(506)
Mexico	(155)	(42)	(1,018)	(628)
United States	—	—	—	(27)

	(154)	(309)	(1,045)	(1,161)

Deferred tax (expense) benefit:
Europe	(349)	220	(380)	345
Mexico	(108)	284	(183)	(2,052)
United States	(802)	(885)	973	646

	(1,259)	(381)	410	(1,061)

Total income tax (expense)	$(1,413)	$(690)	$(635)	$(2,222)

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Loss from continuing operations attributable to SHR	$(41,525)	$(77,085)	$(73,395)	$(114,164)
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

Loss from continuing operations attributable to SHR common shareholders	$(49,247)	$(84,807)	$(88,838)	$(129,607)

Denominator:
Weighted average common shares – basic and diluted	111,573	75,381	93,706	75,166

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at June 30, 2010 and 2009 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2010	2009	2010	2009

Noncontrolling interests	955	971	955	971
Options and RSUs	1,764	1,449	1,764	1,449

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL for the six months ended June 30, 2010 and 2009 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL

Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Mark to market of derivative instruments	(23,100)	—	(23,100)
Reclassification to equity in earnings (losses) of joint ventures	(32)	—	(32)
CTA activity	—	(4,311)	(4,311)

Balance at June 30, 2010	$(104,581)	$7,797	$(96,784)

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	33,343	—	33,343
Reclassification to equity in earnings (losses) of joint ventures	101	—	101
CTA activity	—	4,775	4,775

Balance at June 30, 2009	$(65,150)	$9,732	$(55,418)

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

The following summarizes the Company’s investment in hotel properties as of June 30, 2010 and December 31, 2009, excluding unconsolidated joint ventures (in thousands):

	June 30, 2010	December 31, 2009

Land	$357,679	$362,288
Land held for development	110,589	110,589
Leasehold interest	11,633	11,633
Buildings	1,554,863	1,569,848
Building and leasehold improvements	104,343	101,621
Site improvements	53,432	53,488
Furniture, fixtures and equipment	446,912	437,855
Improvements in progress	11,353	13,280

Total investment in hotel properties	2,650,804	2,660,602
Less accumulated depreciation	(562,677)	(498,018)

Total investment in hotel properties, net	$2,088,127	$2,162,584

Consolidated hotel properties	16	16
Consolidated hotel rooms	7,245	7,245

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Goodwill Impairment Losses

For the three and six months ended June 30, 2010, there were no indicators of potential impairment, and the Company did not record any goodwill impairment losses. During the second quarter of 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill and intangible assets were therefore required based on the continued deterioration of economic and credit market conditions and declines in the Company’s revenues, operating profits, forecasted performance and market capitalization from previous levels. The Company performed an interim test for impairment of goodwill at June 30, 2009. Based on its impairment test, the Company recorded non-cash goodwill impairment losses of $41,869,000 for the three and six months ended June 30, 2009, which related to the Four Seasons Washington, D.C. ($23,900,000), the Ritz-Carlton Half Moon Bay ($15,483,000) and the Marriott London Grosvenor Square ($2,486,000) hotels.

Long-Lived Asset Impairment Losses

For the three and six months ended June 30, 2010, there were no indicators of potential impairment, and the Company did not record any long-lived asset impairment losses. However, continued deterioration in economic and market conditions may present a potential for additional impairment charges on the Company’s hotel properties subsequent to June 30, 2010. Any such adjustments could be material, but will be non-cash. An impairment test of the Company’s long-lived assets was performed at June 30, 2009, and it was determined there was no impairment of long-lived assets for the three and six months ended June 30, 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Assets Measured on a Nonrecurring Basis

The following table presents information related to assets that were measured at fair value on a nonrecurring basis.

For the six months ended June 30, 2009 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$(41,869)

Other Charges

There were no other charges recorded during the three and six months ended June 30, 2010. The Company recorded a charge of approximately $7,886,000 and $8,139,000 to write off costs and deposits related to capital projects that management decided to abandon during the three and six months ended June 30, 2009, respectively.

The Company’s interest in the Luxury Leisure Properties International, L.L.C. (LLPI) venture was redeemed in May 2009. For the six months ended June 30, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

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

Hyatt Regency New Orleans

On December 28, 2007, the Company sold the Hyatt Regency New Orleans for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser with a $6,000,000 tranche and a $3,000,000 tranche. The Company initially deferred recognition of the gain on sale of the hotel and recorded it as an offset to the promissory note. In March 2008, the Company received payment on the $6,000,000 tranche and recognized $416,000 of the gain. In the second quarter of 2010, the Company agreed to accept payment of $1,850,000 to settle the remaining obligation. The Company recognized the deferred gain in the second quarter of 2010 and subsequently received the payment on July 2, 2010.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Hotel operating revenues	$—	$7,224	$—	$15,783

Operating costs and expenses	—	6,918	(21)	13,830
Depreciation and amortization	—	1,537	—	3,061

Total operating costs and expenses	—	8,455	(21)	16,891

Operating (loss) income	—	(1,231)	21	(1,108)
Interest income	—	1	—	3
Foreign currency exchange gain (loss)	—	31	(118)	105
Income tax benefit	—	8	—	1,440
Gain on sale	1,849	—	1,237	—

Income (loss) from discontinued operations	$1,849	$(1,191)	$1,140	$440

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of June 30, 2010 and December 31, 2009 included the following (in thousands):

	June 30, 2010	December 31, 2009
Hotel del Coronado and North Beach Ventures (a)	$35,586	$36,458
RCPM (b)	3,835	3,607
BuyEfficient (c)	6,668	6,680

Total investment in joint ventures	$46,089	$46,745

(a)	The Company owns 45% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts aggregating to $610,000,000. The loans accrue interest at the London Interbank Offered Rate (LIBOR) plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bears interest at LIBOR plus 2.50%. Principal on the loans and revolving credit facility have a maturity date of January 9, 2011. At June 30, 2010 and December 31, 2009, there was a balance of $18,500,000 on the revolving credit facility. At June 30, 2010 and December 31, 2009, there were letters of credit outstanding of $800,000 and $1,500,000, respectively, which are secured by the revolving credit facility. The Company earns asset management, development and financing fees under agreements with the Partnerships. The Company recognizes income of 55% of these fees, representing the percentage of the Partnerships not owned by the Company. These fees amounted to $172,000 and $160,000 for the three months ended June 30, 2010 and 2009, respectively, and $307,000 and $305,000 for the six months ended June 30, 2010 and 2009, respectively, and are included in other income, net on the consolidated statements of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $37,000 and $12,000 for the three months ended June 30, 2010 and 2009, respectively, and $76,000 and $46,000 for the six months ended June 30, 2010 and 2009, respectively, and are included in other income, net on the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment.

Condensed Combined Financial Information of Investment in Joint Ventures

The following is summarized financial information for the Company’s joint ventures as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	December 31, 2009
Assets
Investment in hotel properties, net	$303,220	$313,323
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	29,334	23,993
Restricted cash and cash equivalents	10,339	8,391
Other assets	22,550	21,939

Total assets	$437,844	$440,047

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$629,976	$634,670
Other liabilities	35,881	31,877
Partners’ deficit	(228,013)	(226,500)

Total liabilities and partners’ deficit	$437,844	$440,047

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Hotel operating revenue	$30,748	$30,005	$54,484	$58,197
Residential sales	3,360	1,102	6,873	4,197
Other	1,281	1,213	2,423	2,501

Total revenues	35,389	32,320	63,780	64,895
Expenses
Hotel operating expenses	21,024	20,563	39,233	40,250
Residential costs of sales	1,749	575	3,578	2,189
Depreciation and amortization	4,369	4,151	8,605	8,261
Other operating expenses	2,613	2,047	4,655	3,953

Total operating expenses	29,755	27,336	56,071	54,653

Operating income	5,634	4,984	7,709	10,242
Interest expense, net	(4,463)	(4,477)	(8,733)	(9,218)
Other (expenses) income, net	(156)	214	157	(168)

Net income (loss)	$1,015	$721	$(867)	$856

Equity in earnings (losses) in joint ventures
Net income (loss)	$1,015	$721	$(867)	$856
Joint venture partners’ share of (income) loss of joint ventures	(555)	(348)	418	(527)
Adjustments for basis differences, taxes and intercompany eliminations	(1)	59	348	242

Total equity in earnings (losses) of joint ventures	$459	$432	$(101)	$571

To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings (losses) of the unconsolidated affiliates.

7.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg and a subsequent leaseback was reflected as an operating lease. A deferred gain that was recorded in conjunction with the sale is being recognized as a reduction of lease expense over the life of the lease. For the three months ended June 30, 2010 and 2009, the Company recognized $49,000 and $53,000 of the deferred gain, respectively, and for the six months ended June 30, 2010 and 2009 recognized $103,000 and $104,000, respectively. As of June 30, 2010 and December 31, 2009, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $3,810,000 and $4,319,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,603,000 (adjusting by an index formula) ($4,406,000 based on the foreign exchange rate as of June 30, 2010) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at June 30, 2010 and December 31, 2009 was $6,115,000 and $7,158,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott and a subsequent leaseback was reflected as an operating lease. A deferred gain that was recorded in conjunction with the sale is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $1,068,000 and $1,146,000 of the deferred gain for the three months ended June 30, 2010 and 2009, respectively, and $2,233,000 and $2,246,000 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, the deferred gain on the sale of the Paris Marriott recorded on the accompanying consolidated balance sheets amounted to $80,531,000 and $97,533,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €12,185,000 (adjusting by an index formula) ($14,901,000 based on the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreign exchange rate as of June 30, 2010) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the accompanying consolidated statements of operations. A euro-denominated security deposit at June 30, 2010 and December 31, 2009 was $11,423,000 and $10,720,000, respectively, and is included in other assets on the accompanying consolidated balance sheets.

8.	INDEBTEDNESS

Mortgages Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages payable at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity		June 30, 2010	December 31, 2009
Fairmont Scottsdale	56	September 2011	(b)	$180,000	$180,000
InterContinental Chicago	106	October 2011	(b)	121,000	121,000
InterContinental Miami	73	October 2011	(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2011	(c)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2011	(c)	76,500	76,500
Hyatt Regency La Jolla	100	September 2012		97,500	97,500
Marriott London Grosvenor Square (d)	110	October 2013		113,865	124,859
InterContinental Prague (e)	120	March 2015		124,247	148,886
Westin St. Francis (d)(f)	Fixed	June 2017		220,000	220,000
Fairmont Chicago (d)(f)	Fixed	June 2017		97,750	123,750

Total mortgages payable				$1,239,112	$1,300,745

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.35% at June 30, 2010) for all loans except for those secured by the InterContinental Prague, the Marriott London Grosvenor Square, the Westin St. Francis, and the Fairmont Chicago. Interest on the InterContinental Prague loan is paid quarterly at the applicable spread over three-month EURIBOR (0.77% at June 30, 2010). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.73% at June 30, 2010). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at a fixed rate of 6.09%.

(b)	The Company exercised the final extension options for these loans on June 30, 2010.

(c)	These loans have one one-year extensions remaining at the option of the Company or its consolidated affiliates. The maturity dates exclude the one remaining one-year extension options. The Company anticipates exercising these remaining extension options.

(d)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2010.

(e)

As of December 31, 2009, the Company was in violation of certain loan to value and interest cover ratio covenants under the InterContinental Prague loan agreement. The lender provided the Company with a waiver through March 15, 2010 to comply with these loan covenants. In February 2010, the Company entered into an amended and restated loan agreement with the lender. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waived the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

thresholds subsequent to March 2012 through maturity, b) postponed the amortization of principal payments, c) established a €2,000,000 liquidity reserve to cover potential shortfalls in debt service, d) allows accrued and unpaid interest up to €2,000,000 to be added to the principal balance under certain circumstances, and e) required that the Company use the net proceeds from the prior sale of two apartment buildings in Prague that were previously part of the lender’s security for the loan to pay down the principal amount of the loan by €2,400,000.

(f)	On May 5, 2010, the Company refinanced the loans secured by these hotels. Prior to the refinancing, the two loans included a $220,000,000 loan secured by the Westin St. Francis hotel and a $123,750,000 loan secured by the Fairmont Chicago hotel. The refinanced loans are cross-collateralized with a total principal amount of $317,750,000, allocated $220,000,000 to the Westin St. Francis and $97,750,000 to the Fairmont Chicago. Principal of $26,000,000 related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans. There is an approximate18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5,500,000 reserve account included in restricted cash on the consolidated balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

Other Debt:

In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the property with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses on the Company’s consolidated balance sheets, are subject to the note holder being able to obtain certain permits and licenses to develop the land. If they are unable to obtain such permits and licenses within a prescribed time period, the Company would have the right to a full refund of the amounts previously paid to purchase the property, and the land ownership would revert back to the seller.

Exchangeable Notes:

On April 4, 2007, SH Funding issued $150,000,000 in aggregate principal amount of 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and on April 25, 2007 issued an additional $30,000,000 of Exchangeable Notes in connection with the exercise by the initial purchasers of their over-allotment option. The 3.50% Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. On January 1, 2009, the Company adopted the provisions of new guidance on accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlements, and retrospectively recorded an additional discount on the Exchangeable Notes of $20,978,000 as of the issuance date. The Exchangeable Notes paid interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007.

The Exchangeable Notes could be exchanged for cash or shares of SHR’s common stock or a combination thereof, at the Company’s option, based on the applicable exchange rate prior to the close of business on the business day immediately preceding the stated maturity date at any time on or after November 1, 2011 and also under certain circumstances. The Exchangeable Notes may be exchanged based on an initial exchange rate of 36.1063 shares per $1,000 principal amount of the Exchangeable Notes. Upon exchange, at the Company’s election, a holder would receive an amount in cash equal to the lesser of (i) the principal amount of such holder’s Exchangeable Notes, or (ii) the exchange value, as defined.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 10, 2010, the Company announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, the Company completed the tender offer and accepted for purchase, at par, $180,000,000 of the principal amount of its outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181,208,000, which included accrued and unpaid interest of approximately $1,208,000. The Company allocated $169,939,000 of the consideration to the settlement of the liability and $10,061,000 to equity. This allocation was based on the fair value of the Exchangeable Notes excluding the conversion feature using unobservable (Level 3) inputs, which included a discounted cash flow analysis and the Company’s nonconvertible debt borrowing rate. The Company recognized a loss on early extinguishment of debt of $886,000.

In connection with the issuance of the Exchangeable Notes, the Company purchased call options for $9,900,000, which was recorded in additional paid-in capital, to purchase approximately 928,000 shares of SHR’s common stock at a strike price of $27.70 up to a cap price of $32.31 per share (subject to adjustment in certain circumstances).

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheet as of December 31, 2009 and on the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

December 31, 2009
Balance Sheet:
Principal amount of liability	$180,000
Unamortized discount	(10,548)

Carrying amount of liability component	$169,452

Carrying amount of equity component	$20,978

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Statements of Operations:
Coupon interest	$1,208	$1,575	$2,783	$3,161
Discount amortization	759	1,043	1,865	2,086

Total interest	$1,967	$2,618	$4,648	$5,247

Effective interest rate	6.25%	6.25%	6.25%	6.25%

Loss on early extinguishment of debt	$886	$—	$886	$—

Bank Credit Facility:

In February 2009, SH Funding entered into the third amendment to the bank credit facility, which, among other things, reduced the maximum facility size to $400,000,000 but provides the Company with additional flexibility with respect to its financial covenants and related financial calculations. The amended interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance. The maturity date of the facility is March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010. In connection with this amendment, the Company wrote off $883,000 of unamortized deferred financing costs during the six months ended June 30, 2009.

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

The weighted average interest rate for each of the three and six months ended June 30, 2010 was 3.98%. As noted above, maximum availability is determined by the lesser of a 1.3 times debt service coverage on the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowing base assets or a 45% advance rate against the appraised value of the borrowing base assets. Based on these requirements, the Company had $243,900,000 available under the bank credit facility at June 30, 2010. At June 30, 2010, there was $55,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,750,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2010.

If current financial market conditions worsen and the Company’s business deteriorates further, the Company may breach one or more of its financial covenants or the maximum availability under the bank credit facility may fall below the Company’s short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, excluding the conditional option to extend the bank credit facility) as of June 30, 2010 for all mortgage debt and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2010 (remainder)	$1,539
2011	449,077
2012	307,540
2013	118,909
2014	13,297
Thereafter	403,750

Total	$1,294,112

Interest Expense:

Total interest expense includes a reduction related to capitalized interest of $183,000 and $606,000 for the three months ended June 30, 2010 and 2009, respectively, and $328,000 and $1,218,000 for the six months ended June 30, 2010 and 2009, respectively. Total interest expense includes amortization of deferred financing costs of $1,671,000 and $1,819,000 for the three months ended June 30, 2010 and 2009, respectively, and $3,501,000 and $3,022,000 for the six months ended June 30, 2010 and 2009, respectively.

9.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

In May 2010, the Company’s board of directors increased the authorization for shares of SHR common stock from 150,000,000 to 250,000,000.

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2009 (excluding 954,746 units of SH Funding outstanding at June 30, 2010 and December 31, 2009, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SH Funding) (in thousands):

Outstanding at December 31, 2009	75,253
RSUs redeemed for shares of SHR common stock	125
Common stock issued	75,900

Outstanding at June 30, 2010	151,278

As of June 30, 2010, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Common Stock Offering:

On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a price of $4.60 per share. After discounts, commissions, and expenses, SHR raised net proceeds of approximately $332,521,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 8) and repay existing indebtedness under the Company’s bank credit facility.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions:

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative. As of June 30, 2010, unpaid cumulative dividends on the 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and the 8.25% Series C Cumulative Redeemable Preferred Stock were $14,308,000 in the aggregate or $3.19 per share, $14,231,000 in the aggregate or $3.09 per share, and $17,789,000 in the aggregate or $3.09 per share, respectively. Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of June 30, 2010, we did not pay quarterly dividends for six quarters.

Noncontrolling Interests:

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at January 1, 2010	$568,980	$23,188	$592,168	$2,717
Common shares issued	330,393	—	330,393	2,128
Tender of Exchangeable Notes	(10,124)	—	(10,124)	—
RSUs redeemed for common shares	2	—	2	—
Net loss	(72,258)	(228)	(72,486)	(687)
Loss on currency translation adjustments	(4,286)	—	(4,286)	(25)
Loss on mark to market of derivatives	(22,849)	—	(22,849)	(283)
Share-based compensation	1,003	—	1,003	9
Distributions	(35)	(15)	(50)	—
Change in redemption value	(1,411)	—	(1,411)	1,411
Other	1,079	(258)	821	(1,079)

Balance at June 30, 2010	$790,494	$22,687	$813,181	$4,191

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at January 1, 2009	$783,539	$27,203	$810,742	$5,330
RSUs redeemed for common shares	8	—	8	—
Net (loss) income	(113,729)	348	(113,381)	(1,453)
Gain on currency translation adjustments	4,714	—	4,714	61
Gain on mark to market of derivatives	33,020	—	33,020	424
Share-based compensation	4,811	—	4,811	62
Distributions	—	(2,025)	(2,025)	—
Other	(131)	148	17	131

Balance at June 30, 2009	$712,232	$25,674	$737,906	$4,555

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of June 30, 2010 and December 31, 2009, the redeemable noncontrolling interests had a redemption value of approximately $4,191,000 (based on the June 30, 2010 SHR common share price of $4.39) and $1,776,000 (based on the December 31, 2009 SHR common share price of $1.86), respectively. As of June 30, 2009 and December 31, 2008, the redeemable noncontrolling interests had a redemption value of approximately $1,078,000 (based on the June 30, 2009 SHR common share price of $1.11) and $1,639,000 (based on the December 31, 2008 SHR common share price of $1.68), respectively.

10.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings (losses) of joint ventures, loss on early extinguishment of debt, or income (loss) from discontinued operations, as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or in accounts payable and accrued expenses.

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

Except for the CVA noted below, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of June 30, 2010. As of June 30, 2010, all derivative liabilities are categorized as Level 3 and the Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2).

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $39,051,000 will be reclassified as an increase to interest expense.

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	12	$775,000
Interest rate swap	1	£76,220
Interest rate swap	1	€101,600

At June 30, 2010 and December 31, 2009, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $775,000,000 and $1,250,000,000, respectively. Of these amounts, $200,000,000 and $275,000,000 at June 30, 2010 and December 31, 2009, respectively, relate to forward-starting swaps where the Company is not currently required to make or receive swap payments. These forward-starting swaps have effective dates of December 2010 and February 2011, fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016. These outstanding forward-starting interest rate swaps will hedge the future interest payments of debt that are currently hedged by interest rate swaps that will mature on the dates that these swaps become effective. The Company’s remaining swaps have fixed pay rates against LIBOR ranging from 0.45% to 5.42% and maturity dates ranging from December 2010 to April 2015.

In addition, at June 30, 2010 and December 31, 2009, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £76,220,000 and £77,250,000, respectively. The swap has a fixed pay rate against GBP LIBOR of 5.72%, which adjusts to 3.22% for the period from January 2009 through January 2011, and a maturity date of October 2013. The Company also has a EURIBOR interest rate swap agreement with a notional amount of €101,600,000. The swap has a fixed pay rate against EURIBOR of 3.32% and a maturity date of March 2015.

Termination and De-designation of Cash Flow Hedges

In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps with a combined notional amount of $300,000,000. The interest rate swaps were originally entered into to hedge the Company’s forecasted LIBOR-based debt. However, the Company concluded that it was not probable that the originally forecasted levels of LIBOR-based debt would occur as a result of the conversion of the Westin St. Francis and Fairmont Chicago loans to fixed-rate (see note 8) and the use of proceeds from an equity offering to pay down the bank credit facility (see note 9). Therefore, the Company terminated the five interest rate swaps and recorded a charge of $18,263,000, which included the immediate write-off of amounts previously recorded in accumulated OCL related to these swaps. The charge was recorded in loss on early termination of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2010.

In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest swap as a cash flow hedge as discussed below. Amounts previously reported in accumulated OCL related to this swap will be reclassified into earnings over the life of the swap and changes in the market value of the interest swap will be recorded in earnings subsequent to the de-designation.

Non-designated Hedges:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were non-designated hedges:

Interest Rate Derivative	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	1	$100,000
Interest rate caps	9	$594,750

During the second quarter of 2010, the Company de-designated one interest rate swap as a cash flow hedge with a notional amount of $100,000,000. The swap has a fixed pay rate against LIBOR of 0.45% and a maturity date of December 2014.

At June 30, 2010 and December 31, 2009, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from September 2010 to March 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(81,353)	$(63,755)
Derivatives not designated as hedging instruments:
Interest rate swap (a)	Accounts payable and accrued expenses	$(9,701)	$—
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	These liabilities are based on an aggregate termination value of $(110,041,000) and $(98,840,000) excluding accrued interest and includes a CVA of $18,987,000 and $35,085,000 as of June 30, 2010 and December 31, 2009, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of June 30, 2010 or December 31, 2009. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the six months ended June 30, 2010 and 2009 (in thousands):

Balance as of January 1, 2010	$(63,755)
Interest rate swap transactions (b)	35,275
Unrealized losses	(62,574)

Balance as of June 30, 2010	$(91,054)

Balance as of January 1, 2009	$(98,089)
Interest rate swap transactions (b)	37,280
Unrealized gains	25,729

Balance as of June 30, 2009	$(35,080)

(b)	During the six months ended June 30, 2010 and 2009, the Company paid transaction fees of $24,672,000 and $32,220,000, respectively, to buy down certain domestic interest rate swap fixed pay rates to current market rates. The modified swaps had effective dates of February 15, 2010 and March 15, 2009 and were designated as cash flow hedges at the time of the buy down transactions. The transaction fees will be reclassified into earnings over the life of the swaps. In May and June 2010, the Company paid $7,212,000 to terminate certain of these modified domestic swaps, and the Company recognized immediately into earnings the portion of transaction fees recorded in accumulated OCL related to these terminated swaps. The accumulated OCL related to the remaining modified swaps will continue to be reclassified into earnings over the life of the swaps.

During the six months ended June 30, 2010, the Company paid $3,268,000 to buy down the EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. The modified swap will remain designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction will be reclassified into earnings over the life of the swap.

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

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate swaps:
Effective portion of (loss) gain recognized in accumulated OCL	$(29,292)	$11,272	$(65,088)	$6,423
Effective portion of loss reclassified into interest expense	$(11,967)	$(14,153)	$(26,363)	$(27,021)
Effective portion of loss reclassified to loss on early termination of derivative financial instruments	$(15,542)	$—	$(15,542)	$—
Ineffective portion of loss recognized in interest expense	$(2,403)	$(145)	$(2,497)	$(145)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$(2,721)	$—	$(2,721)	$—

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
Interest rate swap:
Mark to market loss recognized in interest expense	$(1,173)	$—	$(1,173)	$—
Interest rate caps:
(Loss) gain recognized in other income, net	$—	$(1)	$(51)	$1
(Loss) gain recognized in equity in earnings (losses) of joint ventures	$(51)	$9	$(121)	$(183)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of June 30, 2010, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(111,015,000). As of June 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at their termination value of $(111,015,000). The Company has not breached any of the provisions as of June 30, 2010.

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

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated. The Company recorded compensation expense of $737,000 and $415,000 related to share-based employee compensation (net of estimated forfeitures) for the three months ended June 30, 2010 and 2009, respectively, and $1,095,000 and $5,125,000 for the six months ended June 30, 2010 and 2009, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2010, there was unrecognized compensation expense of $2,395,000 related to nonvested RSUs, $68,000 related to performance-based RSUs and $329,000 related to Options granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.5 years for nonvested RSUs, 0.5 years for performance-based RSUs and 0.5 years for Options.

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of the Company’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of the Company’s market

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing an opportunity to earn an amount equal to 2.5% of the Company’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of June 30, 2010, 970,000 units have been granted under the Value Creation Plan. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheets. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at June 30, 2010 and December 31, 2009 was $3,135,000 and $108,000, respectively. The compensation expense recognized for the three months ended June 30, 2010 and 2009 was $2,521,000 and $0, respectively, and $3,027,000 and $0 for the six months ended June 30, 2010 and 2009, respectively.

12.	RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 21, 2008, the Company amended the agreement. Under the terms of the agreement, Mr. Michels provided certain consulting services to the Company relating to its European strategy.

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels served as a consultant to the Company until December 31, 2009 (the Termination Date) and received $125,000, in consideration of (i) Mr. Michel’s consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. For the three months ended June 30, 2010 and 2009, the Company recognized expense of $15,000 and $41,000, respectively, and for the six months ended June 30, 2010 and 2009 recognized expense of $40,000 and $74,000, respectively, related to the Consulting Agreement.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit:

As of June 30, 2010, the Company provided $750,000 in letters of credit related to its corporate office space lease and $2,000,000 in connection with the Four Seasons Mexico City hotel purchase and sale agreement to secure the indemnity obligations of the seller thereunder.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2010 and December 31, 2009, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At June 30, 2010, the fair value of the fixed-rate mortgage debt approximated the carrying value of $317,750,000. At December 31, 2009, there was no fixed-rate mortgage debt.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of June 30, 2010, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR, as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed (see note 8). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt and bank credit facility to be approximately $53,000,000 to $90,000,000 lower than the total carrying value of $976,362,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $18,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2009, the Company estimated that in the current market the spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR, as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed above (see note 8). Using these estimated market spreads, the Company estimated the fair value of the mortgage debt and bank credit facility to be approximately $82,000,000 to $139,000,000 lower than the carrying value of $1,479,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2009, the Company assumed a market spread between 400 to 600 basis points and estimated the fair value to be approximately $8,000,000 to $15,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total debt would be approximately $32,000,000.

15.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of June 30, 2010, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican joint venture RCPM and four European properties, including leasehold interests in each a French and a German hotel property.

The following table presents revenues (excluding unconsolidated joint ventures and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States	$159,274	$151,197	$292,788	$289,673
Europe	28,178	26,981	49,968	45,807
Mexico	8,515	7,217	22,608	21,959

Total	$195,967	$185,395	$365,364	$357,439

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30, 2010	December 31, 2009
Long-lived Assets:
United States	$1,775,897	$1,817,698
Europe	240,982	277,190
Mexico	175,085	177,500

Total	$2,191,964	$2,272,388

16.	MANAGEMENT AGREEMENTS

In December 2009 and January 2010, the Company amended terms of various management agreements with Marriott and Westin. Consideration resulting from these amendments and amendments in prior years, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining terms of the respective management agreements. At June 30, 2010 and December 31, 2009, deferred credits of $14,570,000 and $9,120,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Management Agreements

In May 2010 and April 2009, the Company entered into asset management agreements with unaffiliated third parties to provide asset management services to three hotels not owned by the Company. Under the agreements, the Company earns base management fees, in the aggregate, of $500,000 per year and has the potential to earn additional incentive fees. The Company recognized fees of $456,000 and $60,000 for the three months ended June 30, 2010 and 2009, respectively, and fees of $556,000 and $60,000 for the six months ended June 30, 2010 and 2009, respectively, under these agreements, which are included in other income, net in the consolidated statements of operations.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements — 1. General” for the hotel interests owned by us as of June 30, 2010.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For us to continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels for us under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2010. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, and “us” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2010, as applicable, unless otherwise noted.

Outlook

For the first time in two years our key operating metrics turned positive in the second quarter as we continued to see improvement in demand across the entire spectrum of our customer base.

In North America, occupancy in the second quarter increased 2.7 percentage points year-over-year, with most of the improvement concentrated in group business, which recorded a 24.5% increase in occupied room nights. Importantly, higher rated corporate group room nights increased 41% during the quarter, providing further evidence of a recovery in corporate spending. Transient occupied room nights declined 9.4% in the quarter, which was primarily the result of a 26.1% decline in discounted transient rooms business. Corporate transient room nights increased 11.5% further supporting the continuing shift in mix of business back towards higher rated customer segments.

Average rates increased 3.3% during the quarter, driven by an 11.1% increase in transient rate. Group rate was down 6.1% during the second quarter, however this is substantially a reflection of group room nights booked at the depths of the lodging cycle in 2009 for this year. Group rates have improved in each quarter of 2010 and rooms being booked this year for 2011 are at rates substantially higher than 2010.

Revenue per available room (RevPAR) at our European hotels increased 4.7% in the second quarter, or 8.5% on a constant U.S. dollar basis. London and Paris were particularly strong markets during the quarter which helped offset some continued weakness in Prague.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2010 and 2009 consisted of:

	Total Portfolio % of Total Revenues
	2010	2009
Revenues:
Rooms	53.8%	53.4%
Food and beverage	34.4%	31.7%
Other hotel operating revenue	11.2%	14.3%

	99.4%	99.4%
Lease revenue	0.6%	0.6%

Total revenues	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR;

•	RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenue or other hotel operating revenue; and

•	Total RevPAR, which captures food and beverage and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 55.2% and 60.0% of the rooms sold during the six months ended June 30, 2010 and 2009, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 44.8% and 40.0% of the rooms sold during the six months ended June 30, 2010 and 2009, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal, and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. The U.S. GDP has improved during the first two quarters of 2010 leading to increased hotel demand over prior year. The increase in demand has come primarily from our Group Corporate category. However, total hotel demand is still well below levels reached before the recent economic downturn; therefore, the ADR for our hotels remains suppressed.

In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times, and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not insulated from competitive pressures and our hotel operators will lower room rates to compete more aggressively for guests in periods when occupancy declines.

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

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2010 and 2009 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2010	2009
Hotel operating expenses:
Rooms	19.2%	19.0%
Food and beverage	30.6%	29.5%
Other departmental expenses	36.0%	37.2%
Management fees	4.5%	4.9%
Other hotel expenses	9.7%	9.4%

Total hotel operating expenses	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 47.5% and 47.6% of the total hotel operating expenses for the six months ended June 30, 2010 and 2009, respectively.

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

Lease expense. As a result of sale and leaseback transactions applicable to the Paris Marriott and Marriott Hamburg hotels, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transactions, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $1.1 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

Corporate expenses. Corporate level expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Termination and De-Designation of Cash Flow Hedges. In May and June 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. The interest rate swaps were originally entered into to hedge our forecasted LIBOR-based debt. However, we concluded that it was not probable that the originally forecasted levels of LIBOR-based debt would occur as a result of the conversion of the Westin St. Francis and Fairmont Chicago loans to fixed-rate and the use of proceeds from an equity offering to pay down the bank credit facility. Therefore, we terminated the five interest rate swaps and recorded a charge of $18.3 million, which included the immediate write-off of amounts previously recorded in accumulated other comprehensive loss (OCL) related to these swaps. The charge was recorded in loss on early termination of derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2010.

In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. Amounts in accumulated OCL related to this swap will be reclassified into earnings over the life of the swap and subsequent changes in the market value of the interest swap will be recorded in earnings.

Common Stock Offering. On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share. After discounts, commissions, and estimated expenses, we raised net proceeds of approximately $332.5 million. These proceeds were used to fund the cash tender offer of the 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and repay existing indebtedness under the bank credit facility.

Cash Tender Offer of Exchangeable Notes. On May 10, 2010, we announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, we completed the tender offer and accepted for purchase, at par, $180.0 million of the principal amount of our outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181.2 million, which included accrued and unpaid interest of approximately $1.2 million. We recognized a loss on early extinguishment of debt of $0.9 million for the three and six months ended June 30, 2010.

Loan Modifications. On May 5, 2010, we refinanced the loans secured by the Fairmont Chicago and Westin St. Francis hotels. Prior to the refinancing, the two loans included a $220.0 million loan secured by the Westin St. Francis hotel and a $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced loans are cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. The maturities of the loans have been extended until 2017. There is an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5.5 million reserve account included in restricted cash on our balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

In February 2010, we entered into an amended and restated loan agreement with the lender of the InterContinental Prague. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waived the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through maturity, b) postponed the amortization of principal payments, c) established a €2.0 million liquidity reserve to cover potential shortfalls in debt service, and d) allows accrued and unpaid interest up to €2.0 million to be added to the principal balance under certain circumstances.

Impairment Losses. During the second quarter of 2009, we concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill and intangible assets were therefore required based on the continued deterioration of economic and credit market conditions and declines in our revenues, operating profits, forecasted performance and market capitalization from previous levels. We performed an interim test for impairment of goodwill at June 30, 2009. Based on our impairment test, we recorded non-cash goodwill impairment losses of $41.9 million for the three and six months ended June 30, 2009.

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

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

Operating Results

The following table presents the operating results for the three months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$106,526	$99,942	$6,584	6.6%
Food and beverage	67,754	58,498	9,256	15.8%
Other hotel operating revenue	20,599	25,786	(5,187)	(20.1)%

	194,879	184,226	10,653	5.8%
Lease revenue	1,088	1,169	(81)	(6.9)%

Total revenues	195,967	185,395	10,572	5.7%

Operating Costs and Expenses:
Hotel operating expenses	150,008	142,012	(7,996)	(5.6)%
Lease expense	3,888	4,159	271	6.5%
Depreciation and amortization	33,683	33,674	(9)	0.0%
Impairment losses and other charges	—	49,755	49,755	100.0%
Corporate expenses	7,556	5,292	(2,264)	(42.8)%

Total operating costs and expenses	195,135	234,892	39,757	16.9%

Operating income (loss)	832	(49,497)	50,329	101.7%
Interest expense, net	(26,858)	(26,162)	(696)	(2.7)%
Loss on early extinguishment of debt	(886)	—	(886)	(100.0)%
Loss on early termination of derivative financial instruments	(18,263)	—	(18,263)	(100.0)%
Equity in earnings of joint ventures	459	432	27	6.3%
Foreign currency exchange gain (loss)	5,256	(1,140)	6,396	561.1%
Other income, net	462	82	380	463.4%

Loss before income taxes and discontinued operations	(38,998)	(76,285)	37,287	48.9%
Income tax expense	(1,413)	(690)	(723)	(104.8)%

Loss from continuing operations	(40,411)	(76,975)	36,564	47.5%
Income (loss) from discontinued operations, net of tax	1,849	(1,191)	3,040	255.2%

Net loss	(38,562)	(78,166)	39,604	50.7%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	245	1,007	(762)	(75.7)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,371)	(1,101)	(270)	(24.5)%

Net loss attributable to SHR	$(39,688)	$(78,260)	$38,572	49.3%

Operating Data (1):
Number of hotels	16	16
Number of rooms	7,245	7,245

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations for these sold hotels are included in income (loss) from discontinued operations, net of tax for the three months ended June 30, 2010 and 2009.

Rooms. Rooms revenue increased $6.6 million, or 6.6%, for the three months ended June 30, 2010 from the three months ended June 30, 2009. RevPAR for the three months ended June 30, 2010 increased by 6.6% from the three months ended June 30, 2009. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended June 30,
	2010	2009
Occupancy	71.74%	68.73%
ADR	$235.24	$230.34
RevPAR	$168.75	$158.32

Rooms revenue increased across most of our hotels. The increase in rooms revenue was driven by increases in group and corporate transient demand. Higher demand led to higher transient ADR partially offset by a decrease in group ADR. Hotels that had declines in rooms revenue include the Marriott Lincolnshire due to a 2010 renovation, and InterContinental Miami and InterContinental Prague due to lower ADR from less group and market demand.

Food and Beverage. Food and beverage revenue increased $9.3 million, or 15.8%, for the three months ended June 30, 2010 from the three months ended June 30, 2009. Food and beverage revenue increased at most of the hotels. The primary factor increasing food and beverage revenue at most of our hotels was an increase in group occupancy, which generated significant banquet revenue.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $5.2 million, or 20.1%, for the three months ended June 30, 2010 from the three months ended June 30, 2009. The decrease in other hotel operating revenue is primarily due to a $4.6 million decline in cancellation revenue when compared to prior year. In 2009, there were significant group cancellations, particularly at the Fairmont Scottsdale, Fairmont Chicago, and Ritz-Carlton Laguna Niguel hotels due to corporate costs cutting initiatives during the economic downturn and the negative perception of companies staying at luxury hotels.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2010 and 2009, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)

Hotel operating expenses:
Rooms	$29,037	$27,535	$(1,502)	(5.5)%
Food and beverage	46,081	42,180	(3,901)	(9.2)%
Other departmental expenses	53,405	51,724	(1,681)	(3.2)%
Management fees	6,934	7,420	486	6.5%
Other hotel expenses	14,551	13,153	(1,398)	(10.6)%

Total hotel operating expenses	$150,008	$142,012	$(7,996)	(5.6)%

Hotel operating expenses increased by $8.0 million, or 5.6%. Hotel operating expenses were impacted by higher payroll costs due to overall wage increases and increases in overtime to accommodate the higher occupancy and higher food and beverage costs due to increased food and beverage consumption. These increases were partially offset by lower management fees due to management agreement amendments at certain of our hotels and insurance costs.

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

Corporate Expenses. Corporate expenses increased $2.3 million, or 42.8%, for the three months ended June 30, 2010 when compared to the same period in 2009. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $2.5 million charge related to the Value Creation Plan which increased as a result of the May 2010 equity offering and increased volatility in the stock price.

Interest Expense, Net. The $0.7 million, or 2.7%, increase in interest expense, net for the three months ended June 30, 2010 when compared to the three months ended June 30, 2009 was primarily due to:

•	a $4.6 million increase due to the net impact of an increase in amortization of interest rate swap costs offset by lower average interest rates, and

•	a $0.4 million decrease in capitalized interest, partially offset by

•	a $4.1 million decrease attributable to lower average borrowings,

•	a $0.1 million decrease in amortization of deferred financing costs, and

•	a $0.1 million increase in interest income.

The components of interest expense, net for the three months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Mortgages and other debt	$(9,253)	$(12,147)
Bank credit facility	(1,617)	(3,248)
Exchangeable Notes	(1,208)	(1,575)
Amortization of Exchangeable Notes discount	(759)	(1,043)
Amortization of deferred financing costs	(1,671)	(1,819)
Amortization of interest rate swap costs	(12,691)	(7,033)
Interest income	158	97
Capitalized interest	183	606

Total interest expense, net	$(26,858)	$(26,162)

The weighted average debt outstanding for the three months ended June 30, 2010 and 2009 amounted to $1.52 billion and $1.76 billion, respectively, and the weighted average interest rate for the three months ended June 30, 2010 and 2009, including the effect of interest rate swaps, was 6.7% and 5.7%, respectively. At June 30, 2010, including the effect of interest rate swaps, 4.9% of our total debt had variable interest rates and 95.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2010, we purchased all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million.

Loss on Early Termination of Derivative Financial Instruments. During the three months ended June 30, 2010, we terminated five interest rate swaps and immediately wrote off $18.3 million, which included amounts previously recorded in accumulated OCL related to these swaps.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $5.3 million during the three months ended June 30, 2010, which is a $6.4 million increase from the $1.1 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income of $0.4 million for the three months ended June 30, 2010 when compared to the same period in the prior year is primarily due to a $0.4 million increase in asset management fee income.

Income Tax Expense. Income tax expense increased by $0.7 million, or 104.8%, for the three months ended June 30, 2010 from the three months ended June 30, 2009. The change in income taxes primarily relates to an increase in tax expense at the InterContinental Prague, which is due to changing foreign currency exchange rates.

Income (Loss) from Discontinued Operations, Net of Tax. During the second quarter of 2010, we recognized a $1.8 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel. Additionally, we sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $0.8 million. This change was due to the decrease in net loss recognized during the three months ended June 30, 2010 as compared to the same period in the prior year. Additionally, our ownership percentage of SH Funding increased when compared to the same period in the prior year due to a common stock offering in May 2010.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates increased by $0.3 million for the three months ended June 30, 2010 when compared to the same period in the prior year due to higher net income of our consolidated affiliates.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

Operating Results

The following table presents the operating results for the six months ended June 30, 2010 and 2009, including the amount and percentage change in these results between the two periods of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$196,545	$191,034	$5,511	2.9%
Food and beverage	125,650	113,127	12,523	11.1%
Other hotel operating revenue	40,894	50,989	(10,095)	(19.8)%

	363,089	355,150	7,939	2.2%
Lease revenue	2,275	2,289	(14)	(0.6)%

Total revenues	365,364	357,439	7,925	2.2%

Operating Costs and Expenses:
Hotel operating expenses	288,911	281,127	(7,784)	(2.8)%
Lease expense	8,129	8,125	(4)	0.0%
Depreciation and amortization	69,540	66,253	(3,287)	(5.0)%
Impairment losses and other charges	—	50,214	50,214	100.0%
Corporate expenses	13,956	15,588	1,632	10.5%

Total operating costs and expenses	380,536	421,307	40,771	9.7%

Operating loss	(15,172)	(63,868)	48,696	76.2%
Interest expense, net	(51,392)	(49,716)	(1,676)	(3.4)%
Loss on early extinguishment of debt	(886)	(883)	(3)	(0.3)%
Loss on early termination of derivative financial instruments	(18,263)	—	(18,263)	(100.0)%
Equity in (losses) earnings of joint ventures	(101)	571	(672)	(117.7)%
Foreign currency exchange gain	11,442	801	10,641	1,328.5%
Other income, net	694	43	651	1,514.0%

Loss before income taxes and discontinued operations	(73,678)	(113,052)	39,374	34.8%
Income tax expense	(635)	(2,222)	1,587	71.4%

Loss from continuing operations	(74,313)	(115,274)	40,961	35.5%
Income from discontinued operations, net of tax	1,140	440	700	159.1%

Net loss	(73,173)	(114,834)	41,661	36.3%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	687	1,453	(766)	(52.7)%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	228	(348)	576	165.5%

Net loss attributable to SHR	$(72,258)	$(113,729)	$41,471	36.5%

Operating Data (1):
Number of hotels	16	16
Number of rooms	7,245	7,245

(1)	Operating data includes leased properties and excludes unconsolidated joint ventures and properties included in discontinued operations.

We sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations for these sold hotels are included in income from discontinued operations, net of tax for the six months ended June 30, 2010 and 2009.

Rooms. Rooms revenue increased $5.5 million, or 2.9%, for the six months ended June 30, 2010 from the six months ended June 30, 2009. RevPAR for the six months ended June 30, 2010 increased by 2.9% from the six months ended June 30, 2009. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2010 and 2009 are summarized as follows:

	Six Months Ended June 30,
	2010	2009
Occupancy	66.35%	63.65%
ADR	$235.84	$238.98
RevPAR	$156.49	$152.10

On a hotel-by-hotel basis, the change in rooms revenue was mixed across our portfolio of hotels. Hotels that had significant increases in rooms revenue include the Ritz-Carlton Half Moon Bay, Marriott London Grosvenor Square, and Loews Santa Monica, which had increases in rooms revenue of 33.2%, 22.6% and 12.7%, respectively. The increases were due to improving market conditions compared to the prior year. Additionally, Marriott London Grosvenor Square was under renovation during the first quarter of 2009.

Hotels that had significant decreases in rooms revenue that offset the increases noted above include the InterContinental Chicago, Marriott Lincolnshire, and Hyatt Regency La Jolla, which had decreases of 9.5%, 8.9%, and 8.3%, respectively. The InterContinental Chicago decreases resulted from low citywide convention business in the first quarter of 2010 when compared to the prior year, Marriott Lincolnshire decreased as a result of renovations during the first and second quarters of 2010 and Hyatt Regency La Jolla decreased as a result of strong group activity during the first six months of 2009 that was not repeated in 2010.

Food and Beverage. Food and beverage revenue increased $12.5 million, or 11.1%, for the six months ended June 30, 2010 from the six months ended June 30, 2009. Food and beverage revenue increased at most of the hotels. The primary factor increasing food and beverage revenue at most of our hotels was an increase in group occupancy, which generated significant banquet revenue.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue decreased $10.1 million, or 19.8%, for the six months ended June 30, 2010 from the six months ended June 30, 2009. The decrease in other hotel operating revenue is primarily due to a $9.6 million decline in cancellation revenue when compared to prior year. During the first six months of 2009, there were significant group cancellations, particularly at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, and Ritz-Carlton Laguna Nigel hotels due to corporate costs cutting initiatives during the economic downturn and the negative perception of companies staying at luxury hotels.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2010 and 2009, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$55,480	$53,535	$(1,945)	(3.6)%
Food and beverage	88,293	83,029	(5,264)	(6.3)%
Other departmental expenses	104,108	104,447	339	0.3%
Management fees	12,903	13,712	809	5.9%
Other hotel expenses	28,127	26,404	(1,723)	(6.5)%

Total hotel operating expenses	$288,911	$281,127	$(7,784)	(2.8)%

Hotel operating expenses increased by $7.8 million, or 2.8%. Hotel operating expenses were impacted by higher payroll costs due to overall wage increases and increases in overtime to accommodate the higher occupancy and higher food and beverage costs due to increased food and beverage consumption. These increases were partially offset by declines in management fees due to management agreement amendments at certain of our hotels, real estate taxes and utility costs.

Depreciation and Amortization. Depreciation and amortization increased $3.3 million, or 5.0%, for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The increase is due to capital projects placed in service at the Fairmont Scottsdale, Westin St. Francis, and the Paris Marriott during the second and third quarters of 2009.

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

Corporate Expenses. Corporate expenses decreased $1.6 million, or 10.5%, for the six months ended June 30, 2010 when compared to the same period in 2009. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The decrease in corporate expenses is attributable to a decrease in expense related to our RSUs and a decrease in terminated acquisition costs. In 2009, we accelerated the vesting of certain RSUs issued prior to December 31, 2008 resulting in a one-time charge of approximately $3.6 million to recognize the remaining unamortized deferred compensation costs related to these vested RSUs. This decrease was partially offset by a $3.0 million charge related to the Value Creation Plan which increased as a result of the May 2010 equity offering and increased volatility in the stock price.

Interest Expense, Net. The $1.7 million, or 3.4%, increase in interest expense, net for the six months ended June 30, 2010 when compared to the six months ended June 30, 2009 was primarily due to:

•	a $5.1 million increase due to the net impact of an increase in amortization of interest rate swap costs offset by lower average interest rates,

•	a $0.9 million decrease in capitalized interest,

•	a $0.5 million increase in amortization of deferred financing costs, and a

•	a $0.2 million decrease in interest income, partially offset by

•	a $5.0 million decrease attributable to lower average borrowings.

The components of interest expense, net for the six months ended June 30, 2010 and 2009 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2010	2009
Mortgages and other debt	$(19,357)	$(29,823)
Bank credit facility	(3,755)	(5,322)
Exchangeable Notes	(2,783)	(3,161)
Amortization of Exchangeable Notes discount	(1,865)	(2,086)
Amortization of deferred financing costs	(3,501)	(3,022)
Amortization of interest rate swap costs	(20,775)	(8,029)
Interest income	316	509
Capitalized interest	328	1,218

Total interest expense, net	$(51,392)	$(49,716)

The weighted average debt outstanding for the six months ended June 30, 2010 and 2009 amounted to $1.59 billion and $1.75 billion, respectively, and the weighted average interest rate for the six months ended June 30, 2010 and 2009, including the effect of interest rate swaps, was 6.1% and 5.5%, respectively. At June 30, 2010, including the effect of interest rate swaps, 4.9% of our total debt had variable interest rates and 95.1% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2010, we purchased all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Loss on Early Termination of Derivative Financial Instruments. During the six months ended June 30, 2010, we terminated five interest rate swaps and immediately wrote off $18.3 million, which included amounts previously recorded in accumulated OCL related to these swaps.

Equity in (Losses) Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated joint ventures.

Six months ended June 30, 2010 (in thousands):

	Hotel /North Beach Ventures (1)	RCPM	BuyEfficient(2)	Total
Equity in (losses) earnings	$(617)	$228	$288	$(101)

Depreciation	3,988	64	—	4,052
Interest expense	3,752	60	—	3,812
Income tax (benefit) expense	(383)	77	—	(306)

Six months ended June 30, 2009 (in thousands):

	Hotel /North Beach Ventures	RCPM	BuyEfficient	Total
Equity in earnings	$289	$170	$112	$571

Depreciation	3,825	64	—	3,889
Interest expense	4,031	45	—	4,076
Income tax (benefit) expense	(200)	58	—	(142)

(1)	These ventures include SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel.

(2)	See “Item 1. Financial Statements – 6. Investment In Joint Ventures” for a description of BuyEfficient.

We recorded $0.1 million of equity in losses during the six months ended June 30, 2010, which is a $0.7 million decrease from the $0.6 million equity in earnings recorded during the six months ended June 30, 2009. The change was primarily due to a decrease in operating performance related to the Hotel Venture.

Foreign Currency Exchange Gain. We recorded a foreign currency exchange gain of $11.4 million during the six months ended June 30, 2010, which is a $10.6 million increase from the $0.8 million foreign currency exchange gain recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to Euro-denominated loans associated with the InterContinental Prague hotel.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income of $0.7 million for the six months ended June 30, 2010 when compared to the same period in the prior year is primarily due to a $0.7 million increase in asset management fee income.

Income Tax Expense. Income tax expense for the six months ended June 30, 2010 decreased by $1.6 million, or 71.4%, when compared to the same period in the prior year. The change in income taxes primarily relates to the Four Seasons Punta Mita hotel. We recorded a charge of $2.0 million in the first quarter of 2009 to adjust 2008 deferred items related to the newly enacted Mexican flat tax. There was no similar charge in 2010.

Income from Discontinued Operations, Net of Tax. During the six months ended June 30, 2010, we recognized a $1.8 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel. Additionally, we sold the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $0.8 million. This change was due to the decrease in net loss recognized during the six months ended June 30, 2010 as compared to the same period in the prior year. Additionally, our ownership percentage of SH Funding increased when compared to the same period in the prior year due to a common stock offering in May 2010.

Net Loss (Income)Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss (income) attributable to noncontrolling interests in consolidated affiliates changed by $0.6 million for the six months ended June 30, 2010 when compared to the same period in the prior year due to net loss of our consolidated affiliates during the six months ended June 30, 2010 and net income of our consolidated affiliates during the six months ended June 30, 2009.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. In February 2009, we entered into the third amendment to our bank credit facility, which among other things provides us with additional flexibility to maintain compliance with our financial covenants during 2010 and provides sufficient borrowing capacity to meet our short-term liquidity requirements during such time. As of June 30, 2010, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita, the Four Seasons Washington, D.C., the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of August 4, 2010, the outstanding borrowings and letters of credit in the aggregate were $42.8 million.

In the fourth quarter of 2009, we sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102.4 million. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity, in the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $332.5 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the bank credit facility. As of June 30, 2010, maximum availability under the bank credit facility was $243.9 million, and outstanding borrowings and letters of credit in the aggregate were $57.8 million. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months. However, if current financial market conditions worsen and our business deteriorates further, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps.

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

Capital expenditures for the six months ended June 30, 2010 and 2009 amounted to approximately $18.0 million and $52.0 million, respectively. Included in the 2010 and 2009 amounts were $0.3 million and $1.2 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2010, we expect to fund hotel property and equipment replacement projects in accordance with hotel management or lease agreements of approximately $17.5 million and owner-funded projects of up to approximately $0.4 million. Consistent with our efforts to preserve liquidity, other capital expenditures have been cancelled or deferred to a minimum spending level in 2010.

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

Mortgages payable. The following table summarizes our outstanding debt and scheduled maturities, including extensions, which can be exercised at our option, related to mortgages as of June 30, 2010 (in thousands):

	Balance as of June 30, 2010	Remainder of 2010	2011	2012	2013	2014	Thereafter
Mortgage loans
Fairmont Chicago, 6.09% (1) (2)	$97,750	$—	$—	$2,583	$2,745	$2,917	$89,505
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	—	118,250	—	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	—	76,500	—	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	—	97,500	—	—	—
InterContinental Chicago, LIBOR plus 1.06%	121,000	—	121,000	—	—	—	—
InterContinental Miami, LIBOR plus 0.73%	90,000	—	90,000	—	—	—	—
InterContinental Prague, 3-month EURIBOR plus 1.20% (3)	124,247	—	—	3,815	3,815	3,815	112,802
Westin St. Francis, 6.09% (1) (2)	220,000	—	—	5,814	6,178	6,565	201,443
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10% (1)	113,865	1,539	3,077	3,078	106,171	—	—
Fairmont Scottsdale, LIBOR plus 0.56%	180,000	—	180,000	—	—	—	—

Total mortgages payable	$1,239,112	$1,539	$394,077	$307,540	$118,909	$13,297	$403,750

(1)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2010.
(2)	On May 5, 2010, we refinanced the $220.0 million loan secured by the Westin St. Francis hotel and the $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced debt is cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. There is an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5.5 million reserve account included in restricted cash on our balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.
(3)	In February 2010, we entered into an amended and restated loan agreement with the lender of the InterContinental Prague loan. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest remains payable quarterly and is equal to EURIBOR plus 1.20% through March 2012 and subsequently increases to EURIBOR plus 1.80% through loan maturity. Additionally, the amended and restated loan agreement a) waived the loan to value and interest cover ratio covenants through March 2012 and reintroduces the ratio covenants with increased thresholds subsequent to March 2012 through loan maturity, b) postponed the amortization of principal payments, c) established a €2.0 million liquidity reserve to cover potential shortfalls in debt service, and d) allows accrued and unpaid interest up to €2.0 million to be added to the principal balance under certain circumstances.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. The recent crisis in the credit markets has resulted in a challenging credit environment and our ability to raise capital through various debt markets is uncertain. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically and market perceptions about us. On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share and raised net proceeds of approximately $332.5 million. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all. In addition, the credit crisis and general uncertainty regarding the economy have also resulted in a substantial decline in the volume of real estate transactions and have contributed to an environment where sales of properties are difficult to complete and subject to a high degree of uncertainty.

Equity Securities

As of June 30, 2010, we had 1,425,535 RSUs outstanding, of which 330,875 were vested. In addition, we had 669,797 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2009 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total

Outstanding at December 31, 2009	75,253,252	954,746	76,207,998
Common stock offering	75,900,000	—	75,900,000
RSUs redeemed for shares of our common stock	124,257	—	124,257

Outstanding at June 30, 2010	151,277,509	954,746	152,232,255

Cash Flows

Operating Activities. Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2010 compared to $12.8 million for the six months ended June 30, 2009. Cash flows from operations increased from 2009 to 2010 primarily due to a decrease in cash paid for interest as a result of the interest rate swap buy down transactions.

Investing Activities. Net cash used in investing activities was $30.0 million for the six months ended June 30, 2010 compared to $31.3 million for the six months ended June 30, 2009. The significant investing activities during these periods are summarized below:

•

We disbursed $18.0 million and $52.0 million during the six months ended June 30, 2010 and 2009, respectively, for capital expenditures primarily related to room renovations and additions and food and beverage facilities.

•

Restricted cash and cash equivalents increased by $10.3 million during the six months ended June 30, 2010 primarily due to the InterContinental Prague, Fairmont Chicago, and Westin St. Francis establishing reserve accounts in accordance with amended loan agreements. Restricted cash and cash equivalents decreased by $17.1 million during the six months ended June 30, 2009, primarily due to renovations funded through property and equipment replacement reserves.

Financing Activities. Net cash used in financing activities was $36.9 million for the six months ended June 30, 2010 compared to net cash provided by financing activities of $6.7 million for the six months ended June 30, 2009. The significant financing activities during these periods are summarized below:

•	We received proceeds from a common stock offering, net of offering costs of approximately $333.1 million during the six months ended June 30, 2010.

•

During the six months ended June 30, 2010, we made net payments of $123.0 million on our bank credit facility. During the six months ended June 30, 2009, we had net borrowings of $54.5 million on our bank credit facility.

•	During the six months ended June 30, 2010, we purchased the outstanding Exchangeable Notes for $180.0 million.

•	During the six months ended June 30, 2010, we made payments of $30.9 million on mortgages.

•

We paid $35.2 million to terminate and buy down interest rate swaps during the six months ended June 30, 2010. We paid $37.2 million to buy down the interest rate swap fixed pay rates during the six months ended June 30, 2009.

•	We paid financing costs of $0.2 million and $8.3 million during the six months ended June 30, 2010 and 2009, respectively.

Dividend Policy

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

For the six months ended June 30, 2010, our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the declining economic environment for hotel operations, no projected taxable distribution requirement and uncertainty regarding operating cash flows for 2010. Based on our current forecasts, we would not be required to make any distributions in order to maintain our REIT status. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,294,112	$1,539	$875,526	$136,173	$280,874
Interest on long-term debt obligations (3)	205,933	22,404	111,294	48,617	23,618
Operating lease obligations—ground leases and office space	7,969	304	1,903	1,345	4,417
Operating leases – Paris Marriott and Marriott Hamburg	378,692	9,654	57,921	38,614	272,503

Total	$1,886,706	$33,901	$1,046,644	$224,749	$581,412

(1)	These amounts represent obligations that are due within fiscal year 2010.
(2)	Long-term debt obligations include our mortgages and bank credit facility. Maturity dates assume all extension options are exercised, excluding the conditional option to extend the bank credit facility.
(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2010 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2010, $16.6 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Hotel and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in the Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of non-recourse mortgage and mezzanine debt financings and a $20.0 million non-recourse revolving credit facility, concurrent with our acquisitions, which are secured by, among other things, a mortgage on the Hotel del Coronado. At June 30, 2010, there was an outstanding balance of $18.5 million on the revolving credit facility. At June 30, 2010, there were letters of credit outstanding of $0.8 million, which are secured by the revolving credit facility. The mortgage and mezzanine debt financings and revolving credit facility mature on January 9, 2011. Due to the severe contraction in the credit markets, the reduction in real estate values generally across the luxury hospitality market, and the size and complexity of this existing financing, there can be no assurance that the Hotel Venture, of which we are the general partner, will be able to refinance or restructure this indebtedness or cure or receive a waiver for an event of default if one were to occur. In such an instance, we could lose our investment in the Partnerships, which amounted to

$35.6 million and $36.5 million as of June 30, 2010 and December 31, 2009, respectively. Our equity in (losses) earnings of the Partnerships was $(0.6) million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

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

RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2010 and December 31, 2009, our investment in the joint venture amounted to $3.8 million and $3.6 million, respectively. Our equity in earnings of the joint venture was $0.2 million for each of the six months ended June 30, 2010 and 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At June 30, 2010 and December 31, 2009, our investment in the joint venture amounted to $6.7 million. Our equity in earnings of the joint venture was $0.3 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively.

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

For the six months ended June 30, 2010, there were no indicators of potential impairment, and we did not record any non-cash impairment charges. However, continued deterioration in economic and market conditions may present a potential for additional impairment charges on our hotel properties subsequent to June 30, 2010. Any such adjustments could be material, but will be non-cash.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and de-designated as hedges. For the six months ended June 30, 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We wrote off $18.3 million, which included amounts previously recorded in accumulated other comprehensive loss related to these swaps. We recorded this charge in loss on early termination of derivative financial instruments on the consolidated statements of operations. We also de-designated one interest rate swap as a cash flow hedge and amounts recorded in accumulated other comprehensive loss will be reclassified into earnings over the life of the swap. Changes in market value of this swap will be recorded in earnings.

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

See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2010.

As of June 30, 2010, our total outstanding mortgages and bank credit facility were approximately $1.29 billion, of which approximately $63.3 million, or 4.9%, was variable-rate debt. Total variable-rate debt excluded $913.1 million fixed by the interest rate swaps described above. If market rates of interest on our variable-rate debt, including the effect of the interest rate swaps described above, increase or decrease by 10%, the change in interest expense on the variable-rate debt would decrease or increase future earnings and cash flows by approximately $22,000 annually. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in that environment.

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

For the six months ended June 30, 2010, approximately 19.9% of our total revenues were generated outside of the United States, with approximately 6.2% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 6.1% of total revenues generated from the Paris Marriott and Marriott Hamburg (which use the euro), approximately 4.2% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 3.4% of total revenues generated from the InterContinental Prague (which uses the Czech crown). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10% during the six months ended June 30, 2010, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	Euro	Czech Crown	British Pound	Total
Decrease in total revenues	$2.3	$2.2	$1.2	$1.5	$7.2
Decrease in operating income	$0.4	$0.2	$0.1	$0.1	$0.8

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10% as of June 30, 2010, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $7.2 million from the amounts reported.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2010, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009 are updated by adding the three risk factors below:

We own primarily upper upscale and luxury hotels, and the upper upscale and luxury segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could negatively affect our profitability.

The upper upscale and luxury segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We will also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

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

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $46,328,000.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

August 5, 2010	By:	/s/ Laurence S. Geller

Laurence S. Geller
President, Chief Executive Officer and Director
(principal executive officer)

August 5, 2010	By:	/s/ Diane M. Morefield

Diane M. Morefield
Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment filed on May 14, 2010 with the Maryland State Department of Assessments and Taxation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.e	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.i	Articles Supplementary filed on May 18, 2010 with the Maryland State Department of Assessments and Taxation (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

10.1	Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.2	Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.5 to the

Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.3	Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.4	Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.5	Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.6	Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.7	Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.8	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.9	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.10	Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.11	Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

* 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Forward-Looking Information and Risk Factors.

*	Filed herewith