Form 10-K
period 2010-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2011-02-24
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by nonaffiliates of the registrant was approximately $657.2 million as of June 30, 2010.

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of February 23, 2011 was 151,406,057.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of the recent global economic recession upon business and leisure travel and the hotel markets in which we invest;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	our ability to dispose of properties in a manner consistent with our investment strategy and liquidity needs;

•

stagnation or further deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels operate and in which we invest, including luxury and upper upscale product;

•	availability of capital;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	contagious disease outbreaks, including the H1N1 virus outbreak;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	general volatility of the capital markets and the market price of our shares of common stock;

•	our failure to maintain our status as a REIT;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITS;

•	changes in generally accepted accounting principles, policies and guidelines;

•	litigation, judgments or settlements; and

•

hostilities, including future terrorist attacks, or the apprehension of hostilities, in each case that affect travel within or to the United States, Mexico, Germany, France, England or other countries where we invest.

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

Overview

Strategic Hotels & Resorts, Inc. (SHR) was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. The terms upper upscale and luxury are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. We went public in an initial public offering in June 2004. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We own our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SH Funding, and its subsidiaries.

We operate as a self-administered and self-managed real estate investment trust (REIT) managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 23, 2011.

As of February 23, 2011, we:

•

wholly own or lease 13 hotels, have a 51% interest in each of the affiliates that own two hotels where we asset manage such hotels, and have a 34.3% interest in, and act as asset manager for, a joint venture that owns one hotel;

•	own land held for development including:

•	20.5 acres of oceanfront land adjacent to our Four Seasons Punta Mita Resort, Nayarit, Mexico and 60.0 acres of oceanfront land near the Four Seasons Punta Mita Resort;

•	a 20,000 square-foot parcel of land on the ocean in Santa Monica, California adjacent to our Loews Santa Monica Beach Hotel entitled for development and residential units;

•	10.0 acres of land adjacent to our Fairmont Scottsdale hotel; and

•	a 31% interest in a joint venture with two unaffiliated parties that is developing the fractional ownership program known as the Four Seasons Residence Club Punta Mita.

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

As used in this report, references to “we”, “our”, and “us” are to SHR and, except as the context otherwise requires, its consolidated subsidiaries, including SH Funding (the Company).

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

•

We provide rigorous oversight of the properties and the hotel management companies that operate them to ensure the alignment of the hotel management companies’ and our interests; and to monitor the hotel management companies’ and our compliance with the management contracts relating to our properties. Typically, this oversight allows for maximizing operating margins and enhances property values.

•	Redevelopment Strategy

A major component of our value creation strategy is to create incremental sources of income from properties through thoughtfully executed and consumer market research based redevelopment.

Our current portfolio now includes capital investments completed during the past five years, which give us a competitive portfolio in excellent physical condition that management believes can provide relative outperformance during the current recovery cycle and moderates the need for near-term maintenance capital investment. In addition, prior to the recent period of market weakness, we created and planned a variety of property investment programs. Our goal is to enhance the cash flow growth of our portfolio during the recovery period through the careful execution of these plans.

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

•

During the current market environment, we have undertaken a comprehensive review of our assets against sources of capital in the marketplace with the objective of seeking strategies to sell assets in order to supplement our liquidity position. We recently sold the InterContinental Prague, Four Seasons Mexico City and Renaissance Paris Hotel Le Parc Trocadero for this purpose. On December 23, 2010, we entered into an agreement to sell our leasehold interest in the Paris Marriott hotel. The sale is scheduled to close before April 30, 2011.

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

Seasonality

For information relating to the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” on page 58 of this Form 10-K.

Employees

As of February 23, 2011, we had 39 full-time and four part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

Environmental

Environmental consultants retained by us or our lenders conducted Phase I environmental site assessments on many of our properties. These Phase I assessments often relied on older environmental assessments prepared in connection with a prior financing or acquisition. The lenders did not conduct Phase I assessments on our European properties, although older environmental assessments or building engineering surveys exist for these properties. Phase I assessments are designed to evaluate the potential for environmental contamination on properties based generally upon site inspections, facility personnel interviews, historical information and certain publicly-available databases, but Phase I assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

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

Each Affiliate Lease has a non-cancelable term of approximately five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for our TRS’ use and occupancy, condemnation or our sale or disposition of the hotel.

During the term of each Affiliate Lease, our TRS is obligated to pay a fixed annual base rent and a percentage rent to the applicable Strategic Ownership Entity. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues, subject to certain adjustments. Percentage rent is paid quarterly, except with respect to the Paris Marriott Champs Elysees, where percentage rent is paid monthly. Base rent accrues and is paid monthly. Base rents and percentage rents are adjusted annually for changes in the consumer price index or similar indices.

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

Third Party Lease Agreements

We are the tenant under leases with third-party landlords for the Paris Marriott Champs Elysees, which has been classified as held for sale as of December 31, 2010, and the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire, the Marriott London Grosvenor Square and a parcel of land that is part of the Fairmont Scottsdale hotel property. The remaining life on the initial terms of these third party leases range from 10 to 74 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Hotel Management Agreements

Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.00% to 5.00% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from four to 27 years. A management agreement with one of our operators typically has the terms described below.

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

•

Furniture, fixtures and equipment replacements. Our management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary, subject to our review and approval. In addition, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of a hotel (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 4.0% to 5.0%).

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

Geographic and Business Segment Information

For information with respect to revenues from and our long-lived assets located in different geographic areas, refer to “Item 8. Financial Statements and Supplementary Data—18. Geographic and Business Segment Information.”

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

Risks related to our business

The U.S. and other financial markets have recently been in turmoil and the U.S. and other economies in which we operate are in the midst of a slow but fragile economic recovery and highly volatile stock market climate, which continue to negatively impact our operations and our liquidity.

The U.S. and other financial markets have recently experienced extreme dislocations and a severe contraction in available liquidity globally as important segments of the credit markets were impaired. Global financial markets were disrupted by, among other things, volatility in securities prices, ratings downgrades and declining valuations, and this disruption has been acute in real estate related markets. This disruption has led to a decline in business and consumer confidence and increased unemployment and has precipitated an economic recession around the globe. As a consequence, owners and operators of commercial real estate, including hotels and resorts, may experience a stagnation or further declines of business and real estate values in the United States or elsewhere and continuing liquidity constraints as lenders may be unwilling or unable to originate new credit on commercially reasonable terms, or at all, and the capital markets may be otherwise unavailable. We are unable to predict the likely duration of the slow, but fragile economic recovery and highly volatile stock market climate and the effects they may have on our business, financial condition and results of operations.

Our financial covenants may adversely affect our financial position, results of operations and liquidity.

The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including restrictions on our ability to incur additional indebtedness. Importantly, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under the bank credit facility was based on, among other factors, the lesser of the calculation of 1.3 times debt service coverage based on an assumed 8% loan constant for the borrowing base assets or a 45% advance rate against the appraised value of the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.75%, which equates to 4.01% as of December 31, 2010. In February 2011, we amended the bank credit facility. Among other things, the availability under the bank credit facility was modified and is now based on the lesser of the calculation of 1.2 times debt service coverage based on an assumed 7% loan constant for the borrowing base assets or a 55% advance rate against the appraised value of the borrowing base assets. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by, among other things, any deterioration in our operations brought on by the recent economic downturn, potential further declines in our property values, additional borrowings to maintain our liquidity and fund our capital and financing obligations, and security concerns impacting travel to Mexico.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets, which include the Four Seasons Punta Mita Resort, Four Seasons Washington, D.C., Marriott Lincolnshire, and Ritz-Carlton Laguna Niguel hotels. The operating results of a borrowing base property in Mexico has been negatively impacted by the H1N1 flu outbreak and security concerns impacting travel to Mexico, as well as the recent economic downturn. If these negative conditions persist or if our property values decline further, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs or proposed debt restructurings.

In the event that the slow, but fragile recovery of the economy stalls and negative economic conditions worsen and our business significantly deteriorates, we may be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve. If negative conditions worsen, our business deteriorates further and we do not achieve a successful disposition of assets or increase our liquidity through alternative channels or modify or obtain a waiver to certain terms of our bank credit facility, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination value of $(107.8) million as of December 31, 2010).

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

We have substantial debt, a portion of which is variable-rate debt, and upon maturity, we plan to refinance with new debt, which may not be available when required on optimal terms or at all.

We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable-rate, and to the extent available, we may borrow additional variable-rate debt under our bank credit facility. When we seek to refinance our outstanding indebtedness, our interest expense may increase. Increases in interest rates on our existing variable-rate indebtedness, or on new indebtedness we incur when refinancing our existing indebtedness, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2010, we had total debt of $1.15 billion, and, including the effect of interest rate swaps, approximately 100.0% of our total debt had fixed interest rates.

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

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 9 of the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K for quantified information regarding our debt maturities as of December 31, 2010. While the credit markets have begun to recover from the severe contraction experienced during the recent economic downturn, there can be no assurance that we will be able to refinance our debt with new borrowings or raise capital through the sale of equity. If we are unable to refinance or restructure our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, or forfeit the property securing such indebtedness, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

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

Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain financing from either affiliated or unaffiliated sources. The recent financial market turmoil and economic recession have severely contracted available liquidity and therefore sufficient financing may not be available or, if available, may not be available on reasonable terms. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

Our organizational documents do not limit the amount of indebtedness that we may incur. To the extent we become more leveraged, the resulting increase in our debt service obligations would reduce cash available for distributions to our stockholders and could adversely affect our ability to make payments on our outstanding indebtedness and harm our financial condition.

The uncertain environment in the lodging industry and the economy generally will continue to impact our financial results and growth.

While the global economic climate appears to be improving, it is unclear whether the lodging industry, which prior to 2008 had experienced a period of sustained growth, will stagnate or decline further. Negative publicity regarding luxury hotels and decreases in airline capacity could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the global economic climate does not continue to improve or becomes worse.

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

We incurred losses in fiscal years 2010, 2009 and 2008 due to the negative economic environment, and we may continue to incur losses in the future.

We incurred net losses of $230.8 million, $246.4 million and $317.5 million for our 2010, 2009 and 2008 fiscal years, respectively. The recent economic downturn has negatively impacted business and leisure travel leading to a reduction in revenues at our hotel properties. The slow rate of the fragile economic recovery or a further decline in economic conditions will likely produce continued losses. There can be no assurance that we will resume profitable operations and generate net income for our stockholders in the near term or at all.

Certain of our long-lived assets, investments in unconsolidated joint ventures and goodwill have in the past become impaired and may become impaired in the future.

We periodically review each of our hotels and any related goodwill for possible impairment. Based on the results of these analyses, in fiscal year 2010 we wrote off $141.9 million to impairment losses to reduce the carrying values of long-lived assets and investments in unconsolidated joint ventures on our balance sheet to their estimated fair values. Our other hotels and related goodwill may become impaired, or our hotels and related goodwill which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

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

As of February 23, 2011, six of the hotels we own are located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a natural disaster, downturn or changes in the California economy.

We have suspended the payment of dividends on our common and preferred stock.

On November 4, 2008, we suspended payment of our dividend on our shares of common stock. In addition, in February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, of 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock. We suspended these dividend payments in an effort to preserve liquidity. Pursuant to the Articles Supplementary governing our preferred stock, if we do not pay quarterly dividends on our preferred stock for six quarters, whether or not consecutive, the size of our board of directors will be increased by two and the holders of our preferred stock will have the right to elect two additional directors to our board. As of December 31, 2010, we did not pay quarterly dividends for eight quarters. There have been no new directors added to the board. We can provide no assurance as to when we will resume paying dividends on our common and preferred stock, if ever.

If we fail to maintain effective internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results, which could have an adverse effect on our business.

If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.

Rising operating expenses and costs of capital improvements could reduce our cash flow, earnings before interest expense, taxes, depreciation and amortization (EBITDA) and funds available for future distributions.

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

Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, net revenue per available room or average daily rate, we may not be able to force the hotel management companies in question to change their methods of operation of our hotels. Additionally, in the event that we need to replace any hotel management company, we may be required by the terms of the applicable management agreement to pay a substantial termination fee and may experience disruptions at any affected hotel. The effectiveness of the hotel management companies in managing our hotels will, therefore, significantly affect the revenues, expenses and value of our hotels. Occasionally, we have discovered accounting errors at some of our properties relating to the improper recording of income statement expenses, misstated inventories and other items apparently caused by poor accounting practices and oversight. In the event our third-party hotel management companies are not able to implement and maintain appropriate accounting controls with respect to our properties, our business, results of operations and financial condition could be adversely affected.

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

Our hotel management companies act as employer of the hotel level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreements at our Westin St. Francis hotel and Fairmont Chicago hotel have expired. At this time, we cannot predict when or whether new agreements will be reached in these markets and what the impact of prolonged negotiations could be. If agreements are reached, the agreements may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if agreements are not reached and there are labor disputes, including strikes, such as the rolling strikes we experienced at our Westin St. Francis hotel in 2010, operations at our hotels could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.

The outbreak of a pandemic disease, including the H1N1 virus, has had and may in the future have an adverse impact on our financial results.

An outbreak of a pandemic disease, including the H1N1 virus, has had and may in the future have a significant adverse impact on travel and the lodging industry. As a consequence, our financial results of operations may be adversely effected.

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

In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest in hotels and ancillary businesses, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a co-venturer might subject hotels, resorts and businesses owned by the joint venture to additional risk. We may be unable to take action without the approval of our joint venture partners, and alternatively, our joint venture partners could take actions binding on the joint venture without our consent. Additionally, should a joint venture partner become bankrupt, we could become liable for our partner’s share of joint venture liabilities.

Risks related to the lodging and real estate industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere herein as well as the following:

•	increased competition from new supply or existing hotel properties in our markets, which would likely adversely affect occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below;

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

•

increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances; and

•

adverse effects of international market conditions, which may diminish the desire for leisure travel or the need for business travel, as well as national, regional and local economic and market conditions in which our hotels operate and where our customers live.

These factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 23, 2011, six of our hotels are located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.

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

Certain events, such as Hurricanes Katrina and Rita in 2005, have historically made it more difficult and expensive to obtain property and casualty insurance, including coverage for windstorm, flood and earthquake damage, and such events could occur again. We may encounter difficulty in obtaining or renewing property insurance, including coverage for windstorm, flood and earthquake damage, or casualty insurance on our properties at the same levels of coverage, under similar terms and in a timely manner due to a lack of capacity in the insurance markets or a lack of availability of such insurance at commercially reasonable rates. Insurance we would be able to obtain may be more limited and for some catastrophic risks (e.g., earthquake, flood, windstorm and terrorism) may not be generally available to fully cover potential losses. Even if we would be able to obtain new policies with desired levels and with limitations, we cannot be sure that we would be able to obtain such insurance at premium rates that are commercially reasonable or that there would not be gaps in our coverage. If we did not obtain adequate insurance on our properties for certain risks or in a timely manner, it would expose us to uninsured losses and could cause us to be in default under specific covenants on certain of our indebtedness or other contractual commitments which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damage which would otherwise have been covered by insurance, it could materially adversely affect our financial condition and the operations of our properties.

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

A portion of our investments are in hotel properties located outside the United States. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations, including:

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

Under the Americans with Disabilities Act of 1990 (ADA), all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected. One of our subsidiaries is currently defending two lawsuits related to the access and use by disabled persons at the Ritz-Carlton Half Moon Bay. We can make no assurance about the outcome of these lawsuits.

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

Our charter originally authorized our board of directors to cause us to issue up to 150,000,000 shares of common stock and up to 150,000,000 shares of preferred stock. Additionally, our charter authorizes our board of directors to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of our stock that we have authority to issue, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. As part of our May 2010 equity offering, our board of directors increased the authorization for shares of common stock from 150,000,000 to 250,000,000. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest.

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

We currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Tax Code. The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would generally be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

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

If the leases of our hotels to our taxable REIT subsidiaries, or Affiliate Leases, are not respected as true leases for federal income tax purposes, we would fail to maintain our status as a REIT.

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

Our taxable REIT subsidiaries, or TRSs, are subject to special rules that may result in increased taxes.

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

The U.S. federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under current laws, unless a sale of real property qualifies for a safe harbor, the question of whether the sale of a hotel (or other property) constitutes the sale of property held primarily for sale to customers is generally a question of the facts and circumstances regarding a particular transaction. We may make sales that do not satisfy the requirements of the safe harbors or the Internal Revenue Service may successfully assert that one or more of our sales are prohibited transactions; consequently, we may be required to pay a penalty tax if we have gains on any such transactions.

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

				Year Ended December 31, 2010				% Change 2010 - 2009
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	79.6%	$184.35	$146.67	$247.49	5.0%	5.3%
InterContinental Chicago(1)(*)	Chicago, IL	4/2005	792	73.4%	$178.19	$130.74	$217.13	(2.3)%	(1.5)%
Hotel del Coronado(2)	Coronado, CA	1/2006	757	64.1%	$314.61	$201.75	$441.90	0.7%	5.0%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	60.4%	$204.00	$123.17	$211.10	2.8%	3.2%
Fairmont Scottsdale(3)(*)	Scottsdale, AZ	9/2006	649	65.8%	$194.14	$127.74	$294.28	8.8%	8.7%
InterContinental Miami(*)	Miami, FL	4/2005	641	67.4%	$161.31	$108.64	$195.46	10.2%	12.0%
Hyatt Regency La Jolla(1)(*)	La Jolla, CA	7/1999	419	69.1%	$148.82	$102.86	$193.67	(5.8)%	(8.2)%
Ritz-Carlton Laguna Niguel(4)	Dana Point, CA	7/2006	396	51.7%	$338.84	$175.20	$375.31	3.0%	1.1%
Loews Santa Monica Beach Hotel(*)	Santa Monica, CA	3/1998	342	87.0%	$271.61	$236.27	$357.85	16.1%	15.8%
Ritz-Carlton Half Moon Bay(*)	Half Moon Bay, CA	8/2004	261	66.7%	$327.19	$218.10	$542.98	20.9%	13.0%
Four Seasons Washington, D.C.(4)	Washington, D.C.	3/2006	222	69.9%	$522.01	$364.64	$720.75	5.4%	2.4%
Four Seasons Punta Mita Resort(4)	Punta Mita, Mexico	2/2001	173	49.9%	$655.90	$327.42	$616.49	(7.6)%	(2.3)%

Ground Lease Property Interest
Marriott Lincolnshire(4)	Lincolnshire, IL	9/1997	389	48.1%	$115.33	$55.49	$212.93	(0.4)%	(1.4)%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	82.6%	$347.48	$286.99	$398.42	17.3%	14.2%

Leasehold Property Interest
Marriott Hamburg(5)	Hamburg, Germany	6/2000	278	79.0%	$185.78	$146.73	$206.33	4.4%	(1.4)%
Marriott Champs Elysees Paris(5)(6)	Paris, France	2/1998	192	85.5%	$595.16	$508.95	$628.29	6.9%	9.7%

Total			7,630	69.0%	$244.01	$168.38	$311.85	4.9%	4.9%

(1)	We own a 51% controlling interest in affiliates that own each of these properties.
(2)	We have a 45% interest in the joint venture that owns this property, which is subject to a mortgage. See “Item 8. Financial Statements and Supplementary Data—6 Investment in Joint Ventures” for further detail.
(3)	We have a ground lease interest in one land parcel at this property.
(4)	These properties are borrowing base assets under the bank credit facility, which are subject to mortgages.
(5)	These properties were originally acquired on the dates indicated in the table but were subsequently sold to a third party and leased back to us in transactions that are more fully described under “Item 8. Financial Statements and Supplementary Data—8 Operating Lease Agreements.”
(6)	On December 23, 2010, we entered into an agreement to sell our leasehold interest in this hotel.
(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—9 Indebtedness.”

Principal Terms of Management Agreements. Of the Company’s hotel properties, 15 of 16 are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

•	Base Management Fees. Our agreements generally provide for the payment of base management fees between 1.00% and 5.00% of the applicable hotel’s revenues, as determined in the agreements.

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

•

Terms. As of December 31, 2010, the remaining terms of the management agreements, not including renewal options, range from four to 27 years and average 14 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

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

•

Ability to Terminate. The agreements generally are not subject to early termination by us unless certain conditions exist, including the failure of the hotel manager to satisfy yearly performance-related criteria in 12 of our agreements.

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

Mortgage Debt Pertaining to Our Properties. For information relating to the mortgage debt pertaining to our properties, refer to “Item 8. Financial Statements and Supplementary Data – 9. Indebtedness – Mortgages Payable.”

ITEM 3.	LEGAL PROCEEDINGS.

We are not involved in any material litigation, and, to our knowledge, there is no material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “BEE”. As of February 23, 2011, the number of registered holders of record of our common stock was 81.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2009 through December 31, 2010.

	2010 Per Share of Common Stock			2009 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$4.82	$1.84	$0.00	$2.29	$0.61	$0.00
Second Quarter	6.97	3.82	0.00	1.78	0.66	0.00
Third Quarter	4.78	3.33	0.00	3.07	0.94	0.00
Fourth Quarter	5.33	4.16	0.00	2.84	1.43	0.00

Year	$6.97	$1.84	$0.00	$3.07	$0.61	$0.00

On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of common stock, and, in February 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our preferred stock. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the economic environment for hotel operations, no projected taxable distribution requirement and pending debt maturities. Based on our current forecasts, we would not be required to make any distributions in 2011 in order to maintain our REIT status through 2011.

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our shareholders to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.

For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—9. Indebtedness—Bank Credit Facility.”

Equity Compensation Plan Information

There are 4,200,000 shares of common stock authorized for issuance under our Amended and Restated 2004 Incentive Plan (the Amended Plan). As of December 31, 2010, there have been 1,187,602 securities issued into common stock. The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended Plan as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			946,651
Stock options	669,797	$20.40
Restricted stock units	1,395,950	N/A
Equity compensation plans not approved by security holders:	—	N/A	—

Total	2,065,747		946,651

Repurchases of Equity Securities

We did not repurchase equity securities during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	Years Ended December 31,
	2010(1)	2009(1)	2008(1)(2)	2007(1)(2)	2006(1)(2)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$362,559	$343,891	$445,244	$462,701	$335,795
Food and beverage	238,762	216,982	293,344	306,805	218,693
Other hotel operating revenue	79,981	89,525	97,316	99,255	67,613
Lease revenue	4,991	4,858	5,387	5,118	4,868

Total revenues	686,293	655,256	841,291	873,879	626,969
Operating costs and expenses:
Rooms	105,142	100,642	114,445	116,416	85,415
Food and beverage	171,279	160,252	202,641	207,961	153,484
Other departmental expenses	199,336	193,699	218,606	218,831	160,956
Management fees	22,911	23,386	32,336	34,219	22,896
Other hotel expenses	48,781	52,385	57,154	60,474	39,995
Lease expense	4,566	4,752	4,953	4,555	4,140
Depreciation and amortization	130,601	130,955	109,532	91,894	63,866
Impairment losses and other charges	141,858	99,740	277,917	7,372	—
Corporate expenses	34,692	23,910	24,800	28,307	24,454

Total operating costs and expenses	859,166	789,721	1,042,384	770,029	555,206

Operating (loss) income	(172,873)	(134,465)	(201,093)	103,850	71,763

Interest expense	(86,285)	(93,929)	(79,993)	(81,006)	(46,389)
Equity in earnings (losses) of joint ventures	13,025	1,718	2,810	8,344	(2,150)
(Loss) income from continuing operations	(265,311)	(231,296)	(288,376)	104,055	27,869
Income (loss) from discontinued operations, net of tax	34,511	(15,137)	(29,110)	(35,284)	94,850
Net (loss) income	(230,800)	(246,433)	(317,486)	68,771	122,719
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	1,687	3,129	4,065	(969)	(1,827)
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,938)	(641)	(3,870)	(1,363)	(763)
Preferred shareholder dividends	(30,886)	(30,886)	(30,886)	(30,107)	(24,543)
Net (loss) income attributable to SHR common shareholders	(261,937)	(274,831)	(348,177)	36,332	95,586
(Loss) income from continuing operations attributable to SHR common shareholders per share—basic	(2.41)	(3.45)	(4.25)	0.94	0.03
Cash dividends declared per common share	—	—	0.72	0.96	0.92

	As of and Years Ended December 31,
	2010(1)	2009(1)	2008(1)(2)	2007(1)(2)	2006(1)(2)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$2,162,316	$2,598,143	$2,909,167	$3,365,909	$3,255,709
Long-term debt obligations	1,146,281	1,648,197	1,672,690	1,633,869	1,557,865
Total liabilities	1,511,922	2,003,258	2,093,095	2,069,071	1,914,991
Noncontrolling interests in SHR’s operating partnership	5,050	2,717	5,330	16,326	21,264
Noncontrolling interests in consolidated affiliates	25,082	23,188	27,203	30,653	10,965
SHR’s shareholders’ equity	620,262	568,980	783,539	1,249,859	1,308,489

Statistical Data:
Number of hotels at the end of the year excluding unconsolidated joint venture hotels	15	16	18	19	19
Number of rooms at the end of the year excluding unconsolidated joint venture hotels	6,873	7,245	7,590	8,287	9,321
Average occupancy rate	69.5%	66.8%	72.3%	76.0%	74.8%
(1)	We have classified one hotel property as held for sale as of December 31, 2010. We sold one hotel property in 2010, two hotel properties in 2009, one hotel property in 2008, one hotel property in 2007, and two hotel properties in 2006. The operations of these hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The table presents certain selected historical financial data which has been updated to reflect the impact of the retrospective application of new accounting guidance related to noncontrolling interests and convertible debt instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotels & Resorts, Inc. (SHR) and its subsidiaries for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have meanings set forth in the notes to the financial statements (see “Item 8. Financial Statements and Supplementary Data”).

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data -1. General” for the hotel interests owned by us as of December 31, 2010.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2010. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, and “us” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2010, as applicable, unless otherwise noted.

Outlook

We expect the revenue per available room (RevPAR) and occupancy gains experienced in the latter part of 2010 to continue throughout 2011, driven by improved demand from both group and transient business. The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth.

The fourth quarter of 2010 represented the fourth consecutive quarter of demand growth and third consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio.

Occupancy increased by 3.3 percentage points, driven by a 6.7% increase in group room nights and a 4.1% increase in transient room nights. Average daily rate at our hotels increased 2.8% in the quarter, primarily as a result of a 5.4% increase in transient rate. We continued to see a more active corporate customer with corporate transient demand up 11.2% with a rate increase of 3.5%. For the quarter, RevPAR increased a strong 8.1% and Total RevPAR increased 8.7%.

For the full year of 2010, total occupied room nights increased 3.4% and average rate was up 1.2%. Recovery in corporate spending helped drive a 10.5% increase in group room nights compared to 2009 and more importantly, diminished our hotels’ reliance on discounted transient business, which declined by nearly 13% in room nights. Corporate group and transient room nights increased 13.9% and 6.2%, respectively in 2010. Average rate increased 1.2%, despite a 3.7% decline in group rate that is largely attributable to lower-rated rooms booked prior to the start of the year in the midst of the recession.

RevPAR growth at our European hotels was 4.0% in the fourth quarter of 2010, or 11.0% on constant U.S. dollars basis. For the full year, RevPAR growth was 8.4%, or 13.8% on a constant U.S. dollar basis with all three of our remaining European hotels experiencing double digit RevPAR growth for the year.

As we assess lodging supply/demand dynamics looking forward, we are increasingly optimistic about the prospects for a robust and sustained recovery, particularly in the markets where we own assets. Group bookings pace remains our best forward indicator of demand, and as of this filing, definite group room nights for 2011 are up 10.6% compared to the same time last year and are booked at 2.4% higher rates. New supply remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

During the lodging downturn we implemented hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. These include, but are not limited to, adjusting variable labor, eliminating fixed labor, and reducing the hours of room service operations and other food and beverage outlets. We believe the cost structures of our hotels have been fundamentally redesigned to sustain many of the cost reductions, even during periods of rising lodging demand. Therefore, we are optimistic that improving lodging demand will lead to increases in average rate and drive significant profit margin expansion throughout our portfolio.

Factors Affecting Our Results of Operations

Sale of Interests in Hotel Properties.

During the years ended December 31, 2010, 2009, and 2008, we sold the following properties and received net sales proceeds, after proration adjustments related to assets and liabilities of the hotels and closing costs, as shown below:

Property	Disposition Date	Net Sales Proceeds (in millions)
InterContinental Prague	December 15, 2010	$3.6
Renaissance Paris Hotel Le Parc Trocadero	December 21, 2009	$50.3
Four Seasons Mexico City	October 29, 2009	$52.2
Hyatt Regency Phoenix	July 2, 2008	$89.6

Below is a summary of changes in our portfolio that have occurred during the years ended December 31, 2010, 2009 and 2008. The table summarizes the number of hotels and number of rooms, excluding unconsolidated joint ventures, and including assets held for sale as of December 31, 2010:

	2010	2009	2008
Hotels
Number of hotels, beginning of year	16	18	19
Dispositions	(1)	(2)	(1)

Number of hotels, end of year	15	16	18

Rooms
Number of rooms, beginning of year	7,245	7,590	8,287
Room expansions	—	11	1
Dispositions	(372)	(356)	(696)
Rooms converted to other uses	—	—	(2)

Number of rooms, end of year	6,873	7,245	7,590

Total Portfolio Definition. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties and assets held for sale included in discontinued operations.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2010, 2009 and 2008 consisted of:

	Total Portfolio % of Total Revenues
	2010	2009	2008
Revenues:
Rooms	52.8%	52.5%	52.9%
Food and beverage	34.8%	33.1%	34.9%
Other hotel operating revenue	11.7%	13.7%	11.6%

	99.3%	99.3%	99.4%
Lease revenue	0.7%	0.7%	0.6%

Total revenues	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and average daily rate (ADR) are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR;

•	RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenue or other hotel operating revenue; and

•	Total RevPAR, which captures rooms revenue, food and beverage revenue and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 57.2%, 60.1% and 52.7% of the rooms sold during the years ended December 31, 2010, 2009 and 2008, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 42.8%, 39.9% and 47.3% of the rooms sold during the years ended December 31, 2010, 2009 and 2008, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. The U.S. GDP has improved during 2010 leading to increased hotel demand over the prior year. The increase in demand has come from both our Transient and our Group categories. However, total demand is still well below levels reached before the recent economic downtown; therefore, the ADR for our hotels remains depressed.

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

For purposes of calculating our Total Portfolio RevPAR for 2010, 2009 and 2008, we exclude unconsolidated joint ventures, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. The method for calculating RevPAR each period is consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2010, 2009 and 2008 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses
	2010	2009	2008
Hotel Operating Expenses:
Rooms	19.2%	19.0%	18.3%
Food and beverage	31.3%	30.2%	32.4%
Other departmental expenses	36.4%	36.5%	35.0%
Management fees	4.2%	4.4%	5.2%
Other hotel expenses	8.9%	9.9%	9.1%

Total hotel operating expenses	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.1%, 47.7% and 46.8% of the total hotel operating expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Lease expense. As a result of the sale and leaseback transaction applicable to the Marriott Hamburg hotel, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transaction, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $0.2 million for each of the years ended December 31, 2010, 2009 and 2008.

Corporate expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. We expect that the following events will cause our future results of operations to differ from our historical performance:

Amendment to Bank Credit Facility. On February 23, 2011, we entered into an amended bank credit facility agreement. This amendment reduces the maximum facility size from $400.0 million to $350.0 million, increases our maximum availability based on the performance of the borrowing base properties, and decreases the maximum corporate leverage ratio, as defined in the loan agreement, from 80% to 70%. See “—Liquidity and Capital Resources” for further detail regarding the bank credit facility.

Acquisition of Interests in Hotel Properties. On February 24, 2011, we signed a purchase and sale agreement pursuant to which we agreed to (i) acquire the Four Seasons Jackson Hole and Four Seasons Silicon Valley hotels in exchange for an aggregate of 15.2 million shares of our common stock at an agreed upon issuance price of $6.25 per share, or an implied value of $95.0 million, and (ii) concurrently directly privately place and issue an additional 8.0 million shares of our stock to an affiliate of the sellers of the two hotels at an agreed upon issuance price of $6.25 per share. The transactions, which are subject to the satisfaction of certain closing conditions, are expected to close on or before April 15, 2011.

Sale of Interests in Hotel Properties. On December 23, 2010, we entered into an agreement to sell our leasehold interest in the Paris Marriott hotel for estimated consideration of €26.5 million. In addition, a euro-denominated security deposit will be released back to us. No earnest money has been deposited by the buyer, and the sale, subject to certain closing contingencies, is scheduled to close before April 30, 2011. This property has been classified as held for sale as of December 31, 2010, and the results of operations for this property have been classified as discontinued operations for all periods presented.

In December 2010, we sold the InterContinental Prague hotel for approximately €106.1 million ($141.4 million based on the foreign exchange rate at December 15, 2010). Net sales proceeds from the sale, after prorations, were approximately $3.6 million which disposition included the buyer assuming the mortgage debt and interest rate swap liability. The results of operations for this property have been classified as discontinued operations for all periods presented.

Impairment Losses and Other Charges. An impairment test of long-lived assets was performed for the Fairmont Scottsdale hotel at December 31, 2010 based on uncertainty surrounding our ability and intent to continue to hold the property beyond the underlying mortgage maturity date of September 2011, resulting in a non-cash impairment charge of $101.3 million. Additionally, we recorded a $40.6 million non-cash impairment charge due to an other-than-temporary decline in value of our 45% investment in SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado in San Diego, California, and HdC North Beach Development, LLLP (North Beach Venture).

Termination and De-Designation of Cash Flow Hedges. On February 11, 2011, we paid approximately $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. We terminated these swaps to address an over-hedged position that would have resulted when our final $100.0 million forward starting swap became effective on February 15, 2011.

In May and June 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. The interest rate swaps were originally entered into to hedge our forecasted LIBOR-based debt. However, we concluded that it was not probable that the originally forecasted levels of LIBOR-based debt would occur as a result of the conversion of the Westin St. Francis and Fairmont Chicago loans to fixed-rate and the use of proceeds from an equity offering to pay down the bank credit facility. Therefore, we terminated five interest rate swaps and recorded a charge of $18.3 million, which included the immediate write-off of amounts previously recorded in accumulated other comprehensive loss (OCL) related to these swaps. The charge was recorded in loss on early termination of derivative financial instruments on the consolidated statements of operations during the year ended December 31, 2010.

In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. Amounts previously recorded in accumulated OCL related to this swap will be reclassified into earnings over the life of the swap and subsequent changes in the market value of the interest swap will be recorded in earnings.

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

Cash Tender Offer of Exchangeable Notes. On May 10, 2010, we announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, we completed the tender offer and accepted for purchase, at par, $180.0 million of the principal amount of our outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181.2 million, which included accrued and unpaid interest of approximately $1.2 million. We recognized a loss on early extinguishment of debt of $0.9 million during the year ended December 31, 2010.

Loan Modifications. On May 5, 2010, we refinanced the loans secured by the Fairmont Chicago and Westin St. Francis hotels. Prior to the refinancing, the two loans included a $220.0 million loan secured by the Westin St. Francis hotel and a $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced loans are cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. The maturities of the loans have been extended until 2017. There is an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5.5 million reserve account included in restricted cash on our consolidated balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Operating Results

The following table presents the operating results for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the two years of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$362,559	$343,891	$18,668	5.4%
Food and beverage	238,762	216,982	21,780	10.0%
Other hotel operating revenue	79,981	89,525	(9,544)	(10.7)%
Lease revenue	4,991	4,858	133	2.7%

Total revenues	686,293	655,256	31,037	4.7%

Operating Costs and Expenses:
Hotel operating expenses	547,449	530,364	(17,085)	(3.2)%
Lease expense	4,566	4,752	186	3.9%
Depreciation and amortization	130,601	130,955	354	0.3%
Impairment losses and other charges	141,858	99,740	(42,118)	(42.2)%
Corporate expenses	34,692	23,910	(10,782)	(45.1)%

Total operating costs and expenses	859,166	789,721	(69,445)	(8.8)%

Operating loss	(172,873)	(134,465)	(38,408)	(28.6)%
Interest expense, net	(85,855)	(93,289)	7,434	8.0%
Loss on early extinguishment of debt	(925)	(883)	(42)	(4.8)%
Loss on early termination of derivative financial instruments	(18,263)	—	(18,263)	(100.0)%
Equity in earnings of joint ventures	13,025	1,718	11,307	658.1%
Foreign currency exchange loss	(1,410)	(896)	(514)	(57.4)%
Other income (expenses), net	2,398	(137)	2,535	1,850.4%

Loss before income taxes and discontinued operations	(263,903)	(227,952)	(35,951)	(15.8)%
Income tax expense	(1,408)	(3,344)	1,936	57.9%

Loss from continuing operations	(265,311)	(231,296)	(34,015)	(14.7)%
Income (loss) from discontinued operations, net of tax	34,511	(15,137)	49,648	328.0%

Net loss	(230,800)	(246,433)	15,633	6.3%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	1,687	3,129	(1,442)	(46.1)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,938)	(641)	(1,297)	(202.3)%

Net loss attributable to SHR	$(231,051)	$(243,945)	$12,894	5.3%

Operating Data (1):
Number of hotels	14	14
Number of rooms	6,681	6,681

(1)	Operating data includes the leased property and excludes unconsolidated joint ventures and properties included in discontinued operations.

We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010 and have classified the hotel as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010 and both the Four Seasons Mexico City and Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris) hotels during the fourth quarter of 2009. The results of operations for these hotels are included in income (loss) from discontinued operations, net of tax for the years ended December 31, 2010 and 2009.

Rooms. Rooms revenue increased $18.7 million, or 5.4%, for the year ended December 31, 2010 from the year ended December 31, 2009. RevPAR for the year ended December 31, 2010 increased by 5.4% from the year ended December 21, 2009. The components of RevPAR for the years ended December 31, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009
Occupancy	68.65%	66.27%
ADR	$226.01	$222.08
RevPAR	$155.16	$147.17

Rooms revenue increased across most of our hotels for the year ended December 31, 2010 from the year ended December 31, 2009. Hotels that had significant increases in rooms revenue include the Ritz-Carlton Half Moon Bay, Marriott London Grosvenor Square, and Loews Santa Monica Beach hotels, which had increases of 20.9%, 17.3%, and 16.1%, respectively. These hotels have had higher group demand and improved ADR due to improving market conditions compared to 2009. There were no significant declines in rooms revenue at individual hotel properties.

Food and Beverage. Food and beverage revenue increased $21.8 million, or 10.0%, for the year ended December 31, 2010 from the year ended December 31, 2009. With the exception of the Hyatt Regency La Jolla hotel, all hotels experienced an increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the hotels was an increase in group occupancy, which generated higher banquet revenue when compared to prior year. The Hyatt Regency La Jolla hotel experienced a decrease in food and beverage revenue as a result of lower group demand in 2010 and social catering activity in 2009, which was not repeated in 2010.

Other Hotel Operating Revenue. Other hotel operating revenue decreased $9.5 million, or 10.7%, for the year ended December 31, 2010 from the year ended December 31, 2009. The decrease is primarily due to a $11.2 million decline in cancellation revenue when compared to prior year. During 2009, there were significant group cancellations, particularly at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, and Ritz-Carlton Laguna Niguel hotels due to corporate cost-cutting initiatives during the economic downturn and the negative perception of companies staying at luxury hotels.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2010 and 2009, including the amount and percentage change in these expenses between the two years (in thousands):

	Total Portfolio
	2010	2009	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$105,142	$100,642	$(4,500)	(4.5)%
Food and beverage	171,279	160,252	(11,027)	(6.9)%
Other departmental expenses	199,336	193,699	(5,637)	(2.9)%
Management fees	22,911	23,386	475	2.0%
Other hotel expenses	48,781	52,385	3,604	6.9%

Total hotel operating expenses	$547,449	$530,364	$(17,085)	(3.2)%

Hotel operating expenses increased $17.1 million, or 3.2%. Hotel operating expenses were impacted by higher payroll costs due to increases in occupancy, which resulted in higher variable-labor costs and bonus increases, and higher food and beverage costs due to increased food and beverage consumption. In addition, credit card and travel agent commissions increased due to higher occupancy and rates. These increases were partially offset by lower real estate tax, insurance, and utility costs and lower management fees due to management agreement amendments at certain of our hotels.

Impairment Losses and Other Charges. During the year ended December 31, 2010, we performed an impairment test of long-lived assets at the Fairmont Scottsdale due to the fact that its fair value at December 31, 2010 was below its carrying value and the uncertainty surrounding our intent and ability to continue to hold the property beyond the underlying mortgage maturity date of September 2011. Due to the uncertainty on the hold period, we performed a probability weighted analysis, which included various scenarios, including a potential sale on the property. Based on this analysis, the carrying value exceeded the undiscounted cash flows. As such, we recognized a non-cash impairment charge of $101.3 million for the difference between the carrying value and the fair value of the hotel. We also recorded a non-cash impairment charge of $40.6 million related to an other-than-temporary decline in value of our investment in the Hotel and North Beach Ventures.

During the year ended December 31, 2009, we recorded a non-cash goodwill impairment charge of $41.9 million. The charge related to the Four Seasons Washington, D.C. ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. We recorded a non-cash long-lived asset impairment charge of $23.2 million related to two Mexican development sites based on uncertainties surrounding the development of this land in a manner consistent with our original plan. We also recorded a non-cash impairment charge of $26.5 million related to an other-than-temporary decline in value of our investment in the Hotel and North Beach Ventures.

During the year ended December 31, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $8.0 million to write off capitalized costs and deposits related to these projects. For the year ended December 31, 2009, we also recorded a charge of $0.2 million to write off our investment in Luxury Leisure Properties International, L.L.C. (LLPI). Our interest in the LLPI venture was redeemed in May 2009.

Corporate Expenses. Corporate expenses increased $10.8 million, or 45.1%, for the year ended December 31, 2010 when compared to the same period in 2009. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is due to a $12.5 million increase in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—12. Share-Based Employee Compensation Plans—Value Creation Plan” for further description of this plan. This expense is directly related to the Company’s market capitalization and increased during the year as a result of the May 2010 equity offering, increases in our stock price during the year, and continued volatility in the stock price. The increase was partially offset by a decrease in expense related to our RSUs. In 2009, we accelerated the vesting of certain RSUs issued prior to December 31, 2008 resulting in a one-time charge of approximately $3.6 million to recognize the remaining unamortized deferred compensation costs related to these vested RSUs.

Interest Expense, Net. The $7.4 million, or 8.0%, decrease in interest expense, net for the year ended December 31, 2010 when compared to the year ended December 31, 2009 was primarily due to:

•	a $16.5 million decrease attributable to lower average borrowings, partially offset by

•	a $7.8 million increase in expense related to the mark to market of certain interest rate swaps,

•	a $1.1 million decrease in capitalized interest, and

•	a $0.2 million decrease in interest income.

The components of interest expense, net for the years ended December 31, 2010 and 2009 are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009
Mortgages and other debt	$(35,874)	$(47,049)
Bank credit facility	(5,457)	(10,998)
Exchangeable Notes	(2,783)	(6,311)
Amortization of Exchangeable Notes discount	(1,865)	(4,296)
Amortization of deferred financing costs	(6,634)	(6,610)
Amortization of interest rate swap costs	(25,317)	(19,191)
Mark to market of certain interest rate swaps	(9,013)	(1,197)
Interest income	430	640
Capitalized interest	658	1,723

Total interest expense, net	$(85,855)	$(93,289)

The weighted average debt outstanding for the years ended December 31, 2010 and 2009 amounted to $1.30 billion and $1.60 billion, respectively, and the weighted average interest rate for both the years ended December 31, 2010 and 2009, including the effect of net settlements of interest rate swaps but excluding the mark to market of certain interest rate swaps, was 5.5%. At December 31, 2010, including the effect of interest rate swaps, approximately 100.0% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2010, we tendered all outstanding Exchangeable Notes and recognized loss on early extinguishment of debt of $0.9 million. During the year ended December 31, 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Loss on Early Termination of Derivative Financial Instruments. During the year ended December 31, 2010, we terminated five interest rate swaps and recognized a charge of $18.3 million, which included amounts previously recorded in accumulated OCL related to these swaps.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Year ended December 31, 2010 (in thousands):

	Hotel /North Beach Ventures(1)	Four Seasons Residence Club Punta Mita (RCPM)	BuyEfficient(2)	Total
Equity in earnings	$12,175	$271	$579	$13,025
Depreciation	7,894	79	—	7,973
Interest expense	7,753	244	—	7,997
Income tax (benefit) expense	(503)	95	—	(408)

Year ended December 31, 2009 (in thousands):

	Hotel /North Beach Ventures	Four Seasons RCPM	BuyEfficient	Total
Equity in earnings	$936	$254	$528	$1,718
Depreciation	7,736	128	—	7,864
Interest expense	7,799	104	—	7,903
Income tax expense	82	86	—	168

(1)	These ventures include SHC KSL Partners, LP (Hotel Venture), the existing owner of the Hotel del Coronado, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel.
(2)	On January 21, 2011, we sold our 50% interest in BuyEfficient for $9.0 million.

We recorded $13.0 million of equity in earnings during the year ended December 31, 2010, which is an $11.3 million increase from the $1.7 million equity in earnings recorded during the year ended December 31, 2009. The change was primarily due to our $11.0 million share of the gain on extinguishment of debt at the Hotel Venture, as a result of a discounted payoff on one of the loans. See “—Off-Balance Sheet Arrangements” for further details.

Foreign Currency Exchange Loss. We recorded a foreign currency exchange loss of $1.4 million during the year ended December 31, 2010, which is a $0.5 million increase from the $0.9 million foreign currency exchange loss recorded in the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square and working capital at certain foreign hotel properties.

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in income of $2.5 million for the year ended December 31, 2010 when compared to the prior year is primarily due to a refund of a local use tax related to the Fairmont Scottsdale hotel and an increase in asset management fee income.

Income Tax Expense. Income tax expense decreased $1.9 million, or 57.9%, during the year ended December 31, 2010 when compared to the year ended December 31, 2009. The change in income taxes primarily relates to the Four Seasons Punta Mita hotel. We recorded a charge in the first quarter of 2009 to adjust 2008 deferred items related to the newly enacted Mexican flat tax. There was no similar charge in 2010.

Income (Loss) from Discontinued Operations, Net of Tax. We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010 and have classified the hotel as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010 and both the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations of these hotels were reclassified as discontinued operations for the periods presented. The income (loss) from discontinued operations amounted to $34.5 million of income and $15.1 million of loss for the years ended December 31, 2010 and 2009, respectively.

The income from discontinued operations for the year ended December 31, 2010 primarily consisted of the operating results of the InterContinental Prague hotel and Paris Marriott hotel as well as a $28.4 million gain recognized on the sale of the InterContinental Prague hotel and a $1.9 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel, partially offset by a $0.6 million loss recognized on the sale of the Four Seasons Mexico City hotel.

The $15.1 million loss from discontinued operations for the year ended December 31, 2009 primarily consisted of the operating results of the InterContinental Prague hotel and the Renaissance Paris hotel, which included a non-cash long-lived asset impairment charge of $30.8 million, partially offset by a $6.5 million gain recognized on the sale of the Four Seasons Mexico City hotel and a $11.7 million gain recognized on the sale of the Renaissance Paris hotel as well as operating results at the Paris Marriott hotel and Four Seasons Mexico City hotel.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $1.4 million when compared to prior year. This change was due to the decrease in net loss recognized during the year ended December 31, 2010 when compared to the year ended December 31, 2009. Additionally, our ownership percentage of SH Funding increased when compared to the prior year due to a common stock offering in May 2010.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates increased by $1.3 million for the year ended December 31, 2010 when compared to the year ended December 31, 2009 due to an increase in net income of our consolidated affiliates.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Operating Results

The following table presents the operating results for the years ended December 31, 2009 and 2008, including the amount and percentage change in these results between the two years of our Total Portfolio (in thousands, except operating data).

	Total Portfolio
	2009	2008	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$343,891	$445,244	$(101,353)	(22.8)%
Food and beverage	216,982	293,344	(76,362)	(26.0)%
Other hotel operating revenue	89,525	97,316	(7,791)	(8.0)%
Lease revenue	4,858	5,387	(529)	(9.8)%

Total revenues	655,256	841,291	(186,035)	(22.1)%

Operating Costs and Expenses:
Hotel operating expenses	530,364	625,182	94,818	15.2%
Lease expense	4,752	4,953	201	4.1%
Depreciation and amortization	130,955	109,532	(21,423)	(19.6)%
Impairment losses and other charges	99,740	277,917	178,177	64.1%
Corporate expenses	23,910	24,800	890	3.6%

Total operating costs and expenses	789,721	1,042,384	252,663	24.2%

Operating loss	(134,465)	(201,093)	66,628	33.1%
Interest expense, net	(93,289)	(78,861)	(14,428)	(18.3)%
Loss on early extinguishment of debt	(883)	—	(883)	(100.0)%
Equity in earnings of joint ventures	1,718	2,810	(1,092)	(38.9)%
Foreign currency exchange loss	(896)	(1,518)	622	41.0%
Other expenses, net	(137)	(690)	553	80.1%

Loss before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(227,952)	(279,352)	51,400	18.4%
Income tax expense	(3,344)	(6,479)	3,135	48.4%
Distributions in excess of noncontrolling interest capital	—	(2,499)	2,499	100.0%

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(231,296)	(288,330)	57,034	19.8%
Loss on sale of noncontrolling interests in hotel properties	—	(46)	46	100.0%

Loss from continuing operations	(231,296)	(288,376)	57,080	19.8%
Loss from discontinued operations, net of tax	(15,137)	(29,110)	13,973	48.0%

Net loss	(246,433)	(317,486)	71,053	22.4%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	3,129	4,065	(936)	(23.0)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(641)	(3,870)	3,229	83.4%

Net loss attributable to SHR	$(243,945)	$(317,291)	$73,346	23.1%

Operating Data(1):
Number of hotels	14	14
Number of rooms	6,681	6,670

(1)	Operating data includes the leased property and excludes unconsolidated joint ventures and properties included in discontinued operations.

We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010 and have classified the hotel as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010, the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009, and the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations for these hotels are included in loss from discontinued operations, net of tax for the years ended December 31, 2009 and 2008.

Rooms. Rooms revenue decreased $101.4 million, or 22.8%. RevPAR for the year ended December 31, 2009 decreased by 22.6% from the year ended December 31, 2008. The components of RevPAR for the years ended December 31, 2009 and 2008 are summarized as follows:

	Years Ended December 31,
	2009	2008
Occupancy	66.27%	71.86%
ADR	$222.08	$264.63
RevPAR	$147.17	$190.17

When comparing the same period from prior year, rooms revenue decreased across our portfolio of hotels. The reduction in rooms revenue was the result of declines in both occupancy and ADR. Corporate spending on travel has decreased as a result of corporate cost-cutting initiatives and the negative perception of staying at luxury hotels. In addition, consumer spending on travel has decreased significantly due to the current economic downturn. Lower occupancy at the hotels has put downward pressure on ADR, and premium transient and group business has been replaced by less expensive discount business. The majority of our portfolio properties incurred significant declines in RevPAR ranging from 20%-30%.

Food and Beverage. Food and beverage revenue decreased by $76.4 million, or 26.0%, for the year ended December 31, 2009 from the year ended December 31, 2008. Consistent with the decrease in rooms revenue, food and beverage revenue decreased across our entire portfolio of hotels, except at the Four Seasons Washington, D.C. hotel. The primary driver of the food and beverage revenue decrease was the decline in occupancy at the hotels, in particular, a decline in group bookings, which typically have significant levels of spending on food and beverage. The decrease in revenue was partially offset by increases at the Four Seasons Washington, D.C. hotel, which opened a new restaurant in the first quarter of 2009 and recovered business that was displaced during the renovation of the hotel in 2008.

Other Hotel Operating Revenue. Other hotel operating revenue decreased $7.8 million, or 8.0%, for the year ended December 31, 2009 from the year ended December 31, 2008. The decline in occupancy at the hotels has resulted in overall decreases in ancillary revenues at the hotels, including spa, retail and telephone revenues. In addition, there was a decrease in fees earned from the villa rental program at the Four Seasons Punta Mita Resort due to the weak economy and the swine flu outbreak. These decreases were partially offset by a $6.2 million increase in cancellation fees received primarily at the Fairmont Scottsdale, Ritz-Carlton Half Moon Bay, Four Seasons Punta Mita and Ritz-Carlton Laguna Niguel hotels.

Lease Revenue. Lease revenue decreased $0.5 million, or 9.8%, for the year ended December 31, 2009 from the year ended December 31, 2008. The decrease in lease revenue is due to a decline in ADR at the Marriott Hamburg due to lower demand in the market.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2009 and 2008, including the amount and percentage change in these expenses between the two years (in thousands):

	Total Portfolio
	2009	2008	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$100,642	$114,445	$13,803	12.1%
Food and beverage	160,252	202,641	42,389	20.9%
Other departmental expenses	193,699	218,606	24,907	11.4%
Management fees	23,386	32,336	8,950	27.7%
Other hotel expenses	52,385	57,154	4,769	8.3%

Total hotel operating expenses	$530,364	$625,182	$94,818	15.2%

Hotel operating expenses decreased $94.8 million, or 15.2%. Rooms, food and beverage, and other departmental expenses decreased due to a combination of a decline in occupancy at the hotels, which reduced variable costs, including a $15.8 million decrease in food and beverage costs and a $7.1 million decrease in credit card and travel agent commissions, and the successful implementation of our fixed-cost reduction initiative, which included a $39.5 million decrease in payroll due to lower headcount totals. A modification of the license and service agreement of a restaurant operator at the Westin St. Francis hotel contributed to the decrease in both the food and beverage and payroll costs. The $9.0 million decrease in management fee expense includes a decrease in base management fees, which correlates with the overall decrease in revenue at the hotels, and a decrease in the incentive management fees, which decreased based on declines in the profitability at the hotels.

Depreciation and Amortization. Depreciation and amortization increased $21.4 million, or 19.6%, for the year ended December 31, 2009 when compared to year ended December 31, 2008. The increase is due to capital projects being placed in service during late 2008 through 2009. Major projects were placed in service at the Marriott London Grosvenor Square, the Fairmont Scottsdale, the Westin St. Francis, and the Four Seasons Washington, D.C. hotels.

Impairment Losses and Other Charges. During the year ended December 31, 2009, we recorded a non-cash goodwill impairment charge of $41.9 million. The charge related to the Four Seasons Washington, D.C. ($23.9 million), Ritz-Carlton Half Moon Bay ($15.5 million) and Marriott London Grosvenor Square ($2.5 million) hotels. We recorded a non-cash long-lived asset impairment charge of $23.2 million related to two Mexican development sites based on uncertainties surrounding the development of this land in a manner consistent with our original plan. We also recorded a non-cash impairment charge of $26.5 million related to an other-than-temporary decline in value of our investment in the Hotel and North Beach Ventures.

During the year ended December 31, 2009, we abandoned several capital projects due to unfavorable market conditions and recorded a charge of approximately $8.0 million to write off capitalized costs and deposits related to these projects. For the year ended December 31, 2009, we also recorded a charge of $0.2 million to write off our investment in LLPI. Our interest in the LLPI venture was redeemed in May 2009.

During the year ended December 31, 2008, we recorded a non-cash impairment charge that consisted of $234.7 million of goodwill, $0.6 million of other intangible assets, and $1.0 million of investment in joint ventures. The charges related to the Ritz-Carlton Laguna Niguel ($61.5 million), Westin St. Francis ($57.1 million), Fairmont Scottsdale ($50.7 million), Marriott London Grosvenor Square ($49.6 million), the Four Seasons Washington, D.C. ($16.4 million) and our investment in Four Seasons RCPM ($1.0 million).

We also recorded a charge of approximately $35.7 million during the year ended December 31, 2008 related to abandoning our planned purchase of an interest in a mixed-use building, the Aqua Building. The charge included the loss of our $28.0 million deposit in the form of a letter of credit that secured the contract and approximately $7.7 million in planning and development costs. Additionally, we abandoned several capital projects at certain of our properties due to unfavorable market conditions and recorded a charge of approximately $5.9 million to write off capitalized costs related to these projects.

Corporate Expenses. Corporate expenses decreased $0.9 million, or 3.6%, for the year ended December 31, 2009 when compared to the same period in 2008. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The overall decrease in corporate expenses is attributable to a decrease in professional fees and a decrease in costs related to terminated transactions, partially offset by an increase related to the vesting acceleration of certain RSUs issued prior to December 31, 2008.

Interest Expense, Net. The $14.4 million, or 18.3%, increase in interest expense, net for the year ended December 31, 2009 when compared to the year ended December 31, 2008 was primarily due to:

•	a $6.9 million decrease in capitalized interest,

•	a $5.1 million increase attributable to higher average borrowings,

•	a $3.1 million increase in the amortization of deferred financing costs,

•	a $1.2 million increase in expense related to the mark to market of certain interest rate swaps,

•	a $0.5 million decrease in interest income, partially offset by

•	a $2.4 million decrease attributable to lower average interest rates.

The components of interest expense, net for the years ended December 31, 2009 and 2008 are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008
Mortgages and other debt	$(47,049)	$(68,484)
Bank credit facility	(10,998)	(6,211)
Exchangeable Notes	(6,311)	(6,265)
Amortization of Exchangeable Notes discount	(4,296)	(4,141)
Amortization of deferred financing costs	(6,610)	(3,538)
Amortization of interest rate swap costs	(19,191)	—
Mark to market of certain interest rate swaps	(1,197)	—
Interest income	640	1,132
Capitalized interest	1,723	8,646

Total interest expense, net	$(93,289)	$(78,861)

The weighted average debt outstanding for the years ended December 31, 2009 and 2008 amounted to $1.60 billion and $1.51 billion, respectively, and the weighted average interest rate for the years ended December 31, 2009 and 2008, including the effect of net settlements of interest rate swaps but excluding the mark to market of certain interest rate swaps, was 5.5% and 5.7%, respectively. At December 31, 2009, including the effect of interest rate swaps, 14.0% of our total debt had variable interest rates and 86.0% had fixed interest rates.

Loss on Early Extinguishment of Debt. During the first quarter of 2009, we amended the terms of our bank credit facility and wrote off $0.9 million of deferred financing costs.

Equity in Earnings of Joint Ventures. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated joint ventures.

Year ended December 31, 2009 (in thousands):

	Hotel /North Beach Ventures	Four Seasons RCPM	BuyEfficient	Total
Equity in earnings	$936	$254	$528	$1,718
Depreciation	7,736	128	—	7,864
Interest expense	7,799	104	—	7,903
Income tax expense	82	86	—	168

Year ended December 31, 2008 (in thousands):

	Hotel /North Beach Ventures	Four Seasons RCPM	BuyEfficient	LLPI	Total
Equity in earnings (losses)	$2,177	$988	$239	$(594)	$2,810
Depreciation	7,379	—	—	—	7,379
Interest	15,204	178	—	—	15,382
Income tax (benefit) expense	(157)	381	—	—	224

We recorded $1.7 million of equity in earnings during the year ended December 31, 2009, which is a $1.1 million decrease from the $2.8 million equity in earnings recorded during the year ended December 31, 2008. The change was primarily due to a decrease in operating performance related to the Hotel Venture and the Four Seasons RCPM, partially offset by a decrease in interest expense at the Hotel Venture, which was the result of lower interest rates.

Foreign Currency Exchange Loss. Foreign currency exchange loss decreased by $0.6 million during the year ended December 31, 2009 when compared to the same period in the prior year. The decrease was primarily related to working capital at certain foreign hotel properties.

Other Expenses, Net. Other expenses, net includes asset management fees, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in this expense of $0.6 million is primarily attributable to decreases in state and local tax expense.

Income Tax Expense. Income tax expense decreased $3.1 million during the year ended December 31, 2009 when compared to the year ended December 31, 2008. The decrease in the income tax expense is primarily attributable to decreases in earnings at our various U.S. domestic and foreign properties.

Distributions in Excess of Noncontrolling Interest Capital. We made a distribution to our noncontrolling interest partner in a consolidated entity in excess of the noncontrolling interest partner’s capital account in the amount of $2.5 million for the year ended December 31, 2008.

Loss from Discontinued Operations, Net of Tax. We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010 and have classified the hotel as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010, the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009, and the Hyatt Regency Phoenix hotel during the third quarter of 2008. The results of operations of these hotels were reclassified as discontinued operations for the periods presented. The loss from discontinued operations amounted to $15.1 million and $29.1 million for the years ended December 31, 2009 and 2008, respectively.

The loss from discontinued operations for the year ended December 31, 2009 primarily consisted of the operating results of the InterContinental Prague hotel and the Renaissance Paris hotel, which included a non-cash long-lived asset impairment charge of $30.8 million, partially offset by a $6.5 million gain recognized on the sale of the Four Seasons Mexico City hotel and a $11.7 million gain recognized on the sale of the Renaissance Paris hotel as well as operating results at the Paris Marriott hotel and Four Seasons Mexico City hotel.

The $29.1 million loss from discontinued operations for the year ended December 31, 2008 primarily consisted of the operating results of the InterContinental Prague hotel, which included a non-cash goodwill impairment charge of $49.4 million, and operating results of the Renaissance Paris hotel, which included a non-cash goodwill impairment charge of $33.3 million, partially offset by operating results at the Paris Marriott hotel and Hyatt Regency Phoenix hotel as well as a $37.1 million gain recognized on the sale of the Hyatt Regency Phoenix hotel and a $0.4 million gain recognized on the sale of the Hyatt Regency New Orleans hotel.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to the noncontrolling interest in SHR’s operating partnership decreased by $0.9 million. This change was due to the decrease in net loss recognized during the year ended December 31, 2009 when compared to the year ended December 31, 2008. Our ownership percentage of SH Funding did not change.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to the noncontrolling interests in consolidated affiliates decreased by $3.2 million for the year ended December 31, 2009 when compared to the same period in the prior year due to lower net income of our consolidated affiliates.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On February 23, 2011, we exercised our option to extend the maturity date of the bank credit facility to March 9, 2012 and entered into the fourth amendment to our bank credit facility. This fourth amendment decreases the size of the facility from $400.0 million to $350.0 million but increases our maximum availability under the bank credit facility and will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2011. Prior to the fourth amendment in February 2011, we entered into a third amendment to the bank credit facility in February 2009, which among other things, provided additional flexibility with respect to our financial covenants and related financial calculations. As of December 31, 2010, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Four Seasons Washington, D.C., the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of February 23, 2011, the outstanding borrowings and letters of credit in the aggregate were $54.5 million.

In the fourth quarter of 2009, we sold the Four Seasons Mexico City and Renaissance Paris for net sales proceeds of $102.4 million. A significant portion of the net proceeds from the sales were used to pay down the bank credit facility. To further improve liquidity, in the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $331.8 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the bank credit facility. In the fourth quarter of 2010, we sold the InterContinental Prague for net sales proceeds of $3.6 million, which disposition included the buyer assuming the mortgage debt and related interest rate swap liability. Additionally, in December 2010, we entered into an agreement to sell our leasehold interest in the Paris Marriott hotel for estimated consideration of €26.5 million. In addition, a euro-denominated security deposit will be released back to us. This sale, which is anticipated to close before April 30, 2011, is expected to provide additional liquidity. On February 24, 2011, we signed a purchase and sale agreement pursuant to which we agreed to (i) acquire the Four Seasons Jackson Hole and Four Seasons Silicon Valley hotels in exchange for an aggregate of 15.2 million shares of our common stock at an agreed upon issuance price of $6.25 per share, or an implied value of $95.0 million, and (ii) concurrently directly privately place and issue an additional 8.0 million shares of our stock to an affiliate of the sellers of the two hotels at an agreed upon issuance price of $6.25 per share. The transactions are expected to close on or before April 15, 2011. As of December 31, 2010, maximum availability under the bank credit facility, including letters of credit, was $257.6 million, outstanding borrowings and letters of credit in the aggregate were $30.5 million, and available cash on hand was approximately $15.8 million. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months. However, if current financial market conditions worsen and our business deteriorates further, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination value of $(107.8) million as of December 31, 2010).

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. Elimination of preferred dividends equates to approximately $7.7 million in cash flow savings each quarter. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008, which was estimated to save approximately $22.5 million each quarter. As of December 31, 2010, unpaid cumulative dividends totaled $61.8 million.

Capital expenditures for the years ended December 31, 2010, 2009 and 2008 amounted to $33.0 million, $75.4 million and $182.8 million, respectively. Included in the 2010, 2009 and 2008 amounts were $0.7 million, $1.7 million and $8.6 million of capitalized interest, respectively. For the year ended December 31, 2011, we expect to spend approximately $47.2 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and up to approximately $22.0 million on owner-funded projects.

Bank credit facility. On February 23, 2011, we entered into the fourth amendment to our bank credit facility. The following summarizes key financial terms and conditions of the bank credit facility, as amended:

•	the maximum facility size was reduced to $350.0 million from $400.0 million;

•

maximum availability is now determined by the lesser of 1.2 times (previously 1.3 times) debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by a 7% (previously 8%) debt constant on the balance outstanding under the bank credit facility, as defined in the loan agreement) or a 55% (previously 45%) advance rate against the appraised value of the borrowing base assets; and

•	maximum corporate leverage, as defined in the loan agreement, decreased to 70% from 80%.

Prior to the fourth amendment in February 2011, we entered into the third amendment to our bank credit facility in February 2009. The following summarizes key financial terms and conditions of the bank credit facility that were not impacted by the fourth amendment mentioned above:

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

•	minimum corporate fixed charge coverage of 1.15 times;

•	minimum tangible net worth, as defined in the agreement, of $600.0 million, excluding goodwill and currency translation adjustments;

•

default in payment, when due, of indebtedness of the consolidated group (other than with respect to certain non-domestic entities which do not own property in North America) in excess of $25.0 million, or a default which has the effect of causing such indebtedness to become due and payable prior to maturity, would be an event of default;

•

maturity date of March 9, 2011, with a one-year extension option conditioned upon compliance with a corporate fixed charge coverage ratio of 1.15 times for the year ending December 31, 2010; we have requested a formal extension of the facility until March 9, 2012 and we have met the 1.15 times fixed charge coverage ratio required for us to obtain the extension; and

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

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on our ability to incur costs for discretionary capital programs. Under the agreement, SH Funding has a letter of credit sub-facility of $75.0 million, which is secured by the bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

Mortgage debt. The following table summarizes our outstanding mortgage debt and scheduled maturities, including extensions, which can be exercised at our option, as of December 31, 2010 (in thousands):

	Balance as of December 31, 2010	2011	2012	2013	2014	2015	Thereafter
Mortgage loans
Fairmont Scottsdale, LIBOR plus 0.56%(1)	180,000	180,000	—	—	—	—	—
InterContinental Chicago, LIBOR plus 1.06%(1)	121,000	121,000	—	—	—	—	—
InterContinental Miami, LIBOR plus 0.73%(1)	90,000	90,000	—	—	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	—	118,250	—	—	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	—	76,500	—	—	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	97,500	—	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%(2)	117,281	3,213	3,213	110,855	—	—	—
Fairmont Chicago, 6.09%(2)(3)	$97,750	$—	$2,583	$2,745	$2,917	$3,099	$86,406
Westin St. Francis, 6.09%(2)(3)	220,000	—	5,814	6,178	6,565	6,976	194,467

Total mortgage debt	$1,118,281	$394,213	$303,860	$119,778	$9,482	$10,075	$280,873

(1)	We are currently working to refinance or extend these loans.

(2)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at December 31, 2010.
(3)	On May 5, 2010, we refinanced the $220.0 million loan secured by the Westin St. Francis hotel and the $123.8 million loan secured by the Fairmont Chicago hotel. The refinanced debt is cross-collateralized with a total principal amount of $317.8 million, allocated $220.0 million to the Westin St. Francis and $97.8 million to the Fairmont Chicago. Principal of $26.0 million related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans with interest payable monthly at an annual interest rate of 6.09%. There is an approximate18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule.

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

Equity Securities

As of December 31, 2010, we had 1,395,950 RSUs outstanding, of which 358,046 were vested. In addition, we had 669,797 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2009 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2009	75,253,252	954,746	76,207,998
Common stock offering	75,900,000	—	75,900,000
OP Units converted to shares of our common stock	175	(175)	—
RSUs redeemed for shares of our common stock	151,887	—	151,887

Outstanding at December 31, 2010	151,305,314	954,571	152,259,885

Cash Flows

Operating Activities. Net cash provided by operating activities was $81.3 million for the year ended December 31, 2010 compared to $46.6 million for the year ended December 31, 2009 and $95.2 million for the year ended December 31, 2008. Cash flows from operations increased from 2009 to 2010 primarily due to an overall increase in operating income and a decrease in cash paid for interest as a result of the interest rate swap buy down transactions. Cash flows from operations decreased from 2008 to 2009 primarily due to decreased operating income at the hotels, which were negatively impacted by the economic downturn.

Investing Activities. Net cash used in investing activities was $45.0 million for the year ended December 31, 2010 compared to net cash provided by investing activities of $66.3 million for the year ended December 31, 2009, and net cash used in investing activities of $83.9 million for the year ended December 31, 2008. The significant investing activities during these years are summarized below:

•

We sold the InterContinental Prague hotel during the year ended December 31, 2010 for net sales proceeds of $3.6 million, the Four Seasons Mexico City and Renaissance Paris hotels during the year ended December 31, 2009 for net sales proceeds of $52.2 million and $50.3 million, respectively, and the Hyatt Regency Phoenix hotel during the year ended December 31, 2008 for net sales proceeds of $89.6 million.

•	We sold two apartment buildings associated with the InterContinental Prague for net sales proceeds of $6.6 million during the year ended December 31, 2009.

•	We received $10.1 million of cash from our investments in joint ventures during the year ended December 31, 2009.

•	We received payments on promissory notes from the purchaser of Hyatt Regency New Orleans of $1.9 million and $6.0 million during the years ended December 31, 2010 and 2008, respectively.

•	In 2009, we received a return of $3.8 million of a deposit made in connection with a potential hotel acquisition.

•	We paid $1.2 million during the year ended December 31, 2008 for an interest in a newly-formed joint venture, LLPI.

•

We disbursed $33.0 million, $75.4 million and $182.8 million during the years ended December 31, 2010, 2009 and 2008, respectively, for capital expenditures primarily related to room renovations and additions; food and beverage and spa facilities.

•

Restricted cash and cash equivalents increased by $15.2 million during the year ended December 31, 2010 due to the Fairmont Chicago and Westin St. Francis establishing reserve accounts in accordance with amended loan agreements and other properties funding insurance and real estate tax escrows. Restricted cash and cash equivalents decreased by $14.5 million, and $4.8 million during the years ended December 31, 2009 and 2008, respectively, primarily due to renovations funded through property and equipment replacement reserves.

Financing Activities. Net cash used in financing activities was $66.8 million for the year ended December 31, 2010 compared to $78.8 million for the year ended December 31, 2009 and $34.7 million for the year ended December 31, 2008. The significant financing activities during these years are summarized below:

•	We received proceeds from a common stock offering, net of offering costs of approximately $331.8 million during the year ended December 31, 2010.

•

During the years ended December 31, 2010 and 2009, we made net payments of $150.0 million and $28.0 million, respectively, on our bank credit facility. During the year ended December 31, 2008, we had net borrowings on our bank credit facility of $97.0 million.

•	During the year ended December 31, 2010, we tendered the outstanding Exchangeable Notes for $180.0 million.

•	During the year ended December 31, 2010, we made payments of $32.5 million on mortgages.

•	We paid $35.2 million and $37.2 million to terminate and buy down interest rate swaps during the years ended December 31, 2010 and 2009, respectively.

•	We paid financing costs of $0.2 million, $8.3 million, and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

•	We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $4.8 million and $9.8 million for the years ended December 31, 2009 and 2008, respectively.

•

During the year ended December 31, 2008, we paid quarterly distributions to our common shareholders amounting to $72.0 million, we paid quarterly distributions to preferred shareholders amounting to $30.9 million, and SH Funding paid quarterly distributions to noncontrolling interest holders amounting to $0.9 million.

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

For the year ended December 31, 2010, our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the economic environment for hotel operations, no projected taxable distribution requirement and pending debt maturities. Based on our current forecasts, we would not be required to make any distributions in order to maintain our REIT status. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments, including the Paris Marriott operating lease, as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,146,281	$394,213	$461,119	$20,781	$270,168
Interest on long-term debt obligations(3)	249,405	65,697	136,180	40,720	6,808
Operating lease obligations—ground leases and office space	9,961	668	2,096	1,474	5,723
Operating leases—Paris Marriott and Marriott Hamburg	406,293	21,257	63,771	42,514	278,751
Construction contracts	1,021	1,021	—	—	—

Total	$1,812,961	$482,856	$663,166	$105,489	$561,450

(1)	These amounts represent obligations that are due within fiscal year 2011.
(2)	Long-term debt obligations include our mortgages and bank credit facility. Maturity dates assume all extension options are exercised, including the conditional option to extend the bank credit facility.
(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2010 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent repair and condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2010, $15.9 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Hotel and North Beach Ventures

On January 9, 2006, our subsidiaries closed the acquisition of 45% joint venture ownership interests in the Hotel Venture, the owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. The Hotel Venture and North Beach Venture are collectively referred to as the Partnerships. We account for our investments in the Partnerships under the equity method of accounting. The Hotel Venture obtained $610.0 million of non-recourse mortgage and mezzanine debt financings and a $20.0 million revolving credit facility, concurrent with our acquisitions, which were secured by, among other things, a mortgage on the Hotel del Coronado. At December 31, 2010, there was an outstanding balance of $18.5 million on the revolving credit facility. At December 31, 2010, there were no letters of credit outstanding. In December 2010, the Hotel Venture purchased a $37.5 million mezzanine layer of the debt structure for a discounted payoff of $13.0 million. The Hotel Venture recognized a $24.5 million gain on extinguishment of debt. We recorded our 45% share of this gain equal to $11.0 million in equity in earnings of joint ventures in the consolidated statement of operations for the year ended December 31, 2010. The remaining mortgage and mezzanine debt financings and revolving credit facility had a maturity date of January 7, 2011. On January 7, 2011, the Hotel Venture obtained an extension of the maturity date to February 9, 2011.

Our investment in the Partnerships amounted to $7.8 million and $36.5 million as of December 31, 2010 and 2009, respectively. Our equity in earnings of the Partnerships was $12.2 million and $0.9 million for the years ended December 31, 2010 and 2009, respectively. We earned fees under an asset management agreement with the Partnerships. We received fees amounting to 1% of the Partnerships’ revenues and 2% of the Partnerships’ development costs. In addition, we earned financing fees of 0.325% of any debt principal placed on behalf of the Hotel Venture, as well as certain incentive fees as provided by the asset management agreements. We recognized income of 55% of these fees, representing the percentage of the Partnerships not owned by us.

On February 4, 2011, the Hotel Venture completed a recapitalization transaction (the Transaction). Under the terms of the Transaction, we acquired the ownership interest of an existing member and the then remaining members of the Hotel Venture formed a new joint venture, BSK Del Partners, L.P. (New Hotel Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Additionally, the New Hotel Venture and Blackstone agreed to convert a portion of the existing debt into equity. Pursuant to the terms of the Transaction, Blackstone will be the general partner of the New Hotel Venture with a 60.0% ownership interest. We will be a limited partner in the New Hotel Venture with an indirect 34.3% ownership interest. As part of the Transaction, we used a combination of our share of $8.5 million of available cash from the original Hotel Venture and $56.9 million of cash drawn from our bank credit facility to fund our contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1.7 million financing fee earned as part of the Transaction.

The New Hotel Venture secured $425.0 million of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the New Hotel Venture purchased a two-year 2.0% LIBOR cap, which was required by the loan.

As part of the Transaction, the Hotel Venture contributed substantially all of its assets and liabilities to the New Hotel Venture. The New Hotel Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity.

We will continue to act as asset manager and will earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the New Hotel Venture with Blackstone, the other remaining member of the Hotel Venture and ourselves will earn a profit-based incentive fee of 20.0% of all distributions to the New Hotel Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. We will receive 85.8% of this profit-based fee.

Four Seasons RCPM

We own a 31% interest in and act as asset manager for a joint venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2010 and 2009, our investment in the joint venture amounted to $3.9 million and $3.6 million, respectively. Our equity in earnings of the joint venture was $0.3 million for each of the years ended December 31, 2010 and 2009.

BuyEfficient

We own a 50% interest in an electronic purchasing platform joint venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We account for this investment under the equity method of accounting. At December 31, 2010 and 2009, our investment in the joint venture amounted to $6.3 million and $6.7 million, respectively. Our equity in earnings of the joint venture was $0.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. On January 21, 2011, we sold our 50% interest in this joint venture for $9.0 million.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 8. Financial Statements and Supplementary Data – 15. Related Party Transactions” for a discussion of our transactions with related parties.

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

Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In our analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of assets as held for sale requires the recording of assets at their net realizable value which can affect the amount of impairment recorded. During the year ended December 31, 2010, impairment tests of long-lived assets were performed for the InterContinental Prague as a result of a change in the anticipated holding period for that hotel and at the Fairmont Scottsdale. We performed an impairment test of long-lived assets at the Fairmont Scottsdale due to the fact that its fair value at December 31, 2010 was below its carrying value and the uncertainty surrounding our intent and ability to continue to hold the property beyond the underlying mortgage maturity date of September 2011. Due to the uncertainty on the hold period, we performed a probability weighted analysis, which included various scenarios, including a potential sale on the property. Based on this analysis, the carrying value exceeded the undiscounted cash flows. As such, we recognized a non-cash impairment charge of $101.3 million for the difference between the carrying value and the fair value of the hotel. If deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2010. Any such adjustments could be material, but will be non-cash.

Goodwill. We review goodwill for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. Goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit, which in our case is each hotel property, to its carrying value. In the second step of the impairment test, the impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. The activities in the second step include hypothetically allocating the fair value of the reporting unit used in step one to all of the assets and liabilities, including all intangible assets, even if no intangible assets are currently recorded, of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

We performed our annual impairment test for goodwill as of December 31, 2010. In addition, we performed a goodwill impairment test at the InterContinental Prague in September 2010, as a result of a change in the anticipated holding period. We did not record any non-cash goodwill impairment charges for the year-ended December 31, 2010 based on the outcomes of these tests. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2010. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Joint Ventures. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated joint ventures has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated joint ventures is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. During the year ended December 31, 2010, we recorded a $40.6 million non-cash impairment charge due to other-than-temporary declines in value of our 45% interests in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. For the year ended December 31, 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We wrote off $18.3 million, which included amounts previously recorded in accumulated other comprehensive loss related to these swaps. We recorded this charge in loss on early termination of derivative financial instruments on the consolidated statements of operations. We also de-designated one interest rate swap as a cash flow hedge and amounts recorded in accumulated other comprehensive loss will be reclassified into earnings over the life of the swap. Changes in market value of this swap will be recorded in earnings. As of December 31, 2010, our variable interest payments on floating rate debt are effectively 100% fixed through interest rate swaps. Future changes to our overall floating rate debt could have implications to our overall hedging position. On February 11, 2011, we paid approximately $4.2 million to terminate three additional interest rate swaps with a combined notional amount of $125.0 million. We terminated these swaps to address an over-hedged position that would have resulted when our final $100.0 million forward starting swap became effective on February 15, 2011. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be readdressed in the future for additional terminations.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. We classified the Paris Marriott as held for sale as of December 31, 2010.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenues for hotels in tourist areas, those with significant group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions, terrorist attacks or alerts, airline strikes, economic factors and other considerations affecting travel.

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

New Accounting Guidance

In December 2010, the Financial Accounting Standards Board (FASB) issued new guidance that amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted the new guidance on January 1, 2011. While we are still evaluating the impact of this new guidance, it is not anticipated to have a material impact on our financial statements.

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

See “Item 8. Financial Statements and Supplementary Data—11. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2010.

As of December 31, 2010, our total outstanding mortgages and indebtedness under the bank credit facility totaled approximately $1.15 billion, of which approximately 100% was fixed-rate debt, when including the effect of interest rate swaps.

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the British pound, euro and Mexican peso. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.

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

For the year ended December 31, 2010, approximately 16.8% of our total revenues, including revenues of assets held for sale, were generated outside of the United States, with approximately 6.7% of total revenues generated from the Paris Marriott and Marriott Hamburg (which use the euro), approximately 5.3% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 4.7% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10% during the year ended December 31, 2010, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	Euro	British Pound	Total
Decrease in total revenues	$3.9	$4.9	$3.4	$12.2
Decrease in operating income	$0.5	$0.5	$0.4	$1.4

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated OCL. If the U.S. dollar had strengthened by 10% as of December 31, 2010, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $7.4 million from the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2011

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2010	2009
Assets
Investment in hotel properties, net	$1,835,451	$2,162,584
Goodwill	40,359	75,758
Intangible assets, net of accumulated amortization of $6,536 and $4,400	32,620	34,046
Assets held for sale	45,145	—
Investment in joint ventures	18,024	46,745
Cash and cash equivalents	78,842	116,310
Restricted cash and cash equivalents	34,618	22,829
Accounts receivable, net of allowance for doubtful accounts of $1,922 and $2,657	35,250	54,524
Deferred financing costs, net of accumulated amortization of $15,756 and $12,543	3,322	11,225
Deferred tax assets	4,121	34,244
Other assets	34,564	39,878

Total assets	$2,162,316	$2,598,143

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages payable	$1,118,281	$1,300,745
Exchangeable senior notes, net of discount	—	169,452
Bank credit facility	28,000	178,000
Liabilities of assets held for sale	93,206	—
Accounts payable and accrued expenses	266,773	236,269
Deferred tax liabilities	1,732	16,940
Deferred gain on sale of hotels	3,930	101,852

Total liabilities	1,511,922	2,003,258
Noncontrolling interests in SHR’s operating partnership	5,050	2,717
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $131,296 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $133,975 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $167,469 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 151,305,314 and 75,253,252 common shares issued and outstanding)	1,513	752
Additional paid-in capital	1,553,286	1,233,856
Accumulated deficit	(1,185,294)	(954,208)
Accumulated other comprehensive loss	(107,164)	(69,341)

Total SHR’s shareholders’ equity	620,262	568,980
Noncontrolling interests in consolidated affiliates	25,082	23,188

Total equity	645,344	592,168

Total liabilities, noncontrolling interests and equity	$2,162,316	$2,598,143

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2010	2009	2008
Revenues:
Rooms	$362,559	$343,891	$445,244
Food and beverage	238,762	216,982	293,344
Other hotel operating revenue	79,981	89,525	97,316
Lease revenue	4,991	4,858	5,387

Total revenues	686,293	655,256	841,291

Operating Costs and Expenses:
Rooms	105,142	100,642	114,445
Food and beverage	171,279	160,252	202,641
Other departmental expenses	199,336	193,699	218,606
Management fees	22,911	23,386	32,336
Other hotel expenses	48,781	52,385	57,154
Lease expense	4,566	4,752	4,953
Depreciation and amortization	130,601	130,955	109,532
Impairment losses and other charges	141,858	99,740	277,917
Corporate expenses	34,692	23,910	24,800

Total operating costs and expenses	859,166	789,721	1,042,384

Operating loss	(172,873)	(134,465)	(201,093)
Interest expense	(86,285)	(93,929)	(79,993)
Interest income	430	640	1,132
Loss on early extinguishment of debt	(925)	(883)	—
Loss on early termination of derivative financial instruments	(18,263)	—	—
Equity in earnings of joint ventures	13,025	1,718	2,810
Foreign currency exchange loss	(1,410)	(896)	(1,518)
Other income (expenses), net	2,398	(137)	(690)

Loss before income taxes, distributions in excess of noncontrolling interest capital, loss on sale of noncontrolling interests in hotel properties and discontinued operations	(263,903)	(227,952)	(279,352)
Income tax expense	(1,408)	(3,344)	(6,479)
Distributions in excess of noncontrolling interest capital	—	—	(2,499)

Loss before loss on sale of noncontrolling interests in hotel properties and discontinued operations	(265,311)	(231,296)	(288,330)
Loss on sale of noncontrolling interests in hotel properties	—	—	(46)

Loss from continuing operations	(265,311)	(231,296)	(288,376)
Income (loss) from discontinued operations, net of tax	34,511	(15,137)	(29,110)

Net Loss	(230,800)	(246,433)	(317,486)
(Loss) gain on currency translation adjustments	(24,339)	7,151	(30,225)
(Loss) gain on derivatives activity	(13,484)	17,145	(45,007)

Comprehensive Loss	(268,623)	(222,137)	(392,718)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	2,061	2,821	5,026
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(1,938)	(641)	(3,870)

Comprehensive Loss Attributable to SHR	$(268,500)	$(219,957)	$(391,562)

Net Loss	$(230,800)	$(246,433)	$(317,486)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	1,687	3,129	4,065
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,938)	(641)	(3,870)

Net Loss Attributable to SHR	(231,051)	(243,945)	(317,291)
Preferred shareholder dividends	(30,886)	(30,886)	(30,886)

Net Loss Attributable to SHR Common Shareholders	$(261,937)	$(274,831)	$(348,177)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS—(CONTINUED)

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2010	2009	2008
Amounts Attributable to SHR:
Loss from continuing operations	$(265,306)	$(228,999)	$(288,557)
Income (loss) from discontinued operations	34,255	(14,946)	(28,734)

Net loss	$(231,051)	$(243,945)	$(317,291)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(2.41)	$(3.45)	$(4.25)
Income (loss) from discontinued operations attributable to SHR	0.28	(0.20)	(0.38)

Net loss attributable to SHR common shareholders	$(2.13)	$(3.65)	$(4.63)

Weighted average common shares outstanding	122,933	75,267	75,140

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	For the years ended December 31,
	2010	2009	2008
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$108,206	$108,206	$108,206

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$110,775	$110,775	$110,775

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$138,940	$138,940	$138,940

Common shares
Balance, beginning of year	$752	$744	$742
Restricted stock units redeemed for SHR common shares	2	8	2
Public offering of common shares	759	—	—

Balance, end of year	$1,513	$752	$744

Additional paid-in capital
Balance, beginning of year	$1,233,856	$1,228,774	$1,217,242
Issuance of common shares	348,381	—	—
Offering costs	(16,674)	—	—
Exchangeable notes tender	(10,125)	—	—
Share-based compensation	1,868	5,598	5,310
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	(670)	(516)	1,408
Change in redemption value	(3,350)	—	4,814

Balance, end of year	$1,553,286	$1,233,856	$1,228,774

Accumulated deficit
Balance, beginning of year	$(954,208)	$(710,263)	$(307,641)
Net loss attributable to SHR	(231,051)	(243,945)	(317,291)
Distributions to shareholders	(35)	—	(85,331)

Balance, end of year	$(1,185,294)	$(954,208)	$(710,263)

Accumulated other comprehensive loss
Balance, beginning of year	$(69,341)	$(93,637)	$(18,405)
Currency translation adjustments	(24,339)	7,151	(30,225)
Derivatives activity	(13,484)	17,145	(45,007)

Balance, end of year	$(107,164)	$(69,341)	$(93,637)

Total SHR’s Shareholders’ Equity	$620,262	$568,980	$783,539

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF EQUITY—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2010	2009	2008
Noncontrolling interests in consolidated affiliates
Balance, beginning of year	$23,188	$27,203	$30,653
Net income attributable to the noncontrolling interests in consolidated affiliates	1,938	641	3,870
Distributions to owners	(31)	(4,808)	(7,301)
Other	(13)	152	(19)

Balance, end of year	$25,082	$23,188	$27,203

Total Equity	$645,344	$592,168	$810,742

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2010	2009	2008
Operating Activities:
Net loss	$(230,800)	$(246,433)	$(317,486)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense	977	2,764	1,440
Depreciation and amortization	136,581	144,260	123,617
Amortization of deferred financing costs, discount and interest rate swap costs	38,323	31,234	8,192
Non-cash impairment losses and other charges	141,858	130,804	333,362
Loss on early extinguishment of debt	1,020	883	—
Loss on early termination of derivative financial instruments	18,263	—	—
Equity in earnings of joint ventures	(13,025)	(1,718)	(2,810)
Share-based compensation	14,571	5,953	5,067
Gain on sale of assets	(29,713)	(17,721)	(37,709)
Loss on sale of noncontrolling interests in hotel properties	—	—	46
Foreign currency exchange (gain) loss	(5,982)	2,036	814
Recognition of deferred gains	(4,671)	(4,902)	(5,161)
Distributions in excess of noncontrolling interest capital	—	—	2,499
Mark to market of derivative financial instruments	9,037	—	—
Decrease in accounts receivable	8,259	11,015	11,208
Decrease in other assets	1,487	1,655	4,601
Decrease in accounts payable and accrued expenses	(4,889)	(13,192)	(32,493)

Net cash provided by operating activities	81,296	46,638	95,187

Investing Activities:
Proceeds from sales of assets	3,564	109,151	90,367
Proceeds from promissory note	1,850	—	6,000
Acquisition of hotel investments	—	—	(170)
Acquisition of interest in joint ventures	—	—	(1,228)
Restricted and unrestricted cash sold	(3,373)	(1,088)	—
Cash received from joint venture	1,444	10,099	805
Decrease in escrow deposits	—	3,840	—
(Increase) decrease in security deposits related to sale-leasebacks	(297)	4,826	(1,625)
Capital expenditures	(32,955)	(75,385)	(182,750)
(Increase) decrease in restricted cash and cash equivalents	(15,193)	14,452	4,803
Other investing activities	—	359	(113)

Net cash (used in) provided by investing activities	(44,960)	66,254	(83,911)

Financing Activities:
Proceeds from issuance of common stock	349,140	—	—
Equity issuance costs	(17,308)	—	—
Borrowings under bank credit facility	100,500	125,500	228,000
Payments on bank credit facility	(250,500)	(153,500)	(131,000)
Exchangeable senior notes tender	(180,000)	—	—
Payments on mortgages and other debt	(32,501)	—	(17,500)
Debt financing costs	(175)	(8,305)	(361)
Distributions to common shareholders	—	—	(71,952)
Distributions to preferred shareholders	—	—	(30,886)
Distributions to holders of noncontrolling interests in SHR’s operating partnership	—	—	(940)
Distributions to holders of noncontrolling interests in consolidated affiliates	(31)	(4,808)	(9,800)
Interest rate swap costs	(35,152)	(37,210)	—
Other financing activities	(773)	(513)	(239)

Net cash used in financing activities	(66,800)	(78,836)	(34,678)

Effect of exchange rate changes on cash	(4,005)	1,300	(7,138)

Net change in cash and cash equivalents	(34,469)	35,356	(30,540)
Cash of assets held for sale	(2,999)	—	—
Cash and cash equivalents, beginning of year	116,310	80,954	111,494

Cash and cash equivalents, end of year	$78,842	$116,310	$80,954

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2010	2009	2008
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Loss (gain) on mark to market of derivative instruments (see notes 2 and 11)	$35,166	$(17,145)	$45,007

(Decrease) increase in capital expenditures recorded as liabilities	$(268)	$(8,653)	$7,231

Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$50,230	$72,605	$82,882

Income taxes, net of refunds	$2,554	$(2,888)	$11,645

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2010, the Company’s portfolio included 16 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2010. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of December 31, 2010, SH Funding owned or leased the following 16 hotels:

1. Fairmont Chicago	9. Loews Santa Monica Beach Hotel
2. Fairmont Scottsdale (1)	10. Marriott Champs Elysees Paris (Paris Marriott)(4)(5)
3. Four Seasons Punta Mita Resort	11. Marriott Hamburg(4)
4. Four Seasons Washington, D.C.	12. Marriott Lincolnshire(6)
5. Hotel del Coronado(2)	13. Marriott London Grosvenor Square(6)
6. Hyatt Regency La Jolla(3)	14. Ritz-Carlton Half Moon Bay
7. InterContinental Chicago(3)	15. Ritz-Carlton Laguna Niguel
8. InterContinental Miami	16. Westin St. Francis

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 45% interest (see note 6).
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company has leasehold interests in these properties.
(5)	On December 23, 2010, the Company entered into an agreement to sell its leasehold interest in this hotel (see note 5).
(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and it is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2010, SH Funding owned the following interests in joint ventures, which are accounted for using the equity method of accounting: a 50% interest in BuyEfficient, L.L.C. (BuyEfficient); a 45% interest in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado; and a 31% interest in the joint venture that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At December 31, 2010, SH Funding also owned 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

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

Investment in Hotel Properties and Depreciation:

Investment in hotel properties consists of land, a leasehold interest, buildings, building and leasehold improvements, site improvements and furniture, fixtures and equipment.

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

Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company classifies the operations of hotels sold or held for sale as discontinued operations (see note 5).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:

Goodwill is the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance at the beginning of the year
Goodwill	$401,766	$437,803
Accumulated impairment losses	(326,008)	(317,474)

	75,758	120,329
Impairment losses—continuing operations	—	(41,869)
Goodwill related to sales of hotels	(84,821)	(37,777)
Accumulated impairment losses related to sales of hotels	49,422	33,335
Currency translation adjustment	—	1,740

Balance at the end of the year
Goodwill	316,945	401,766
Accumulated impairment losses	(276,586)	(326,008)

	$40,359	$75,758

Intangible Assets:

Intangible assets at December 31, 2010 and 2009 include (in thousands):

	2010	2009	Useful Life
Below market ground lease	$32,567	$33,746	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	3,200	3,200	Period of booking (up to 8 years)
Land development entitlements	1,889	—	Two years

	39,156	38,446
Accumulated amortization	(6,536)	(4,400)

Intangible assets, net	$32,620	$34,046

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2010, 2009 and 2008, amortization expense of intangible assets was $2,211,000, $1,327,000, and $1,993,000, respectively. The estimated future aggregate annual amortization expense for intangible assets at December 31, 2010 is summarized as follows (in thousands):

Years ending December 31,
2011	$2,103
2012	1,140
2013	1,140
2014	906
2015	740
Thereafter	26,591

Total	$32,620

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

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

Investment in Unconsolidated Joint Ventures

A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in unconsolidated joint ventures has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated joint ventures is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the Company writes down the investment to its estimated fair value. The Company also considers any impairments in the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests.

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

Restricted Cash and Cash Equivalents:

As of December 31, 2010 and 2009, restricted cash and cash equivalents included $15,920,000 and $15,829,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2010 and 2009, restricted cash and cash equivalents also included reserves of $18,698,000 and $7,000,000, respectively, required by loan and other agreements.

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

Revenue Recognition:

Revenues include rooms, food and beverage and other hotel operating revenue such as Internet access, telephone, parking, golf course, spa, retail and space rentals. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are rendered. Lease revenue is based on an annual base rent plus additional rent contingent on the hotel meeting performance thresholds, as defined in the lease agreement. Lease revenue is recognized on an accrual basis pursuant to the terms of the lease.

Noncontrolling Interests:

Redeemable Noncontrolling Interests (Temporary Equity)

Third party noncontrolling partners own an approximate one percent interest in SH Funding. The interests held by these noncontrolling partners are stated at the greater of carrying value or their redemption value and are presented as noncontrolling interests in SHR’s operating partnership on the consolidated balance sheets. Net loss attributable to the noncontrolling interest partners is presented as noncontrolling interests in SHR’s operating partnership in the consolidated statements of operations. Net loss and other comprehensive loss are attributed to noncontrolling interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the noncontrolling

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest partners by the sum of units held by SHR and the units held by noncontrolling interest partners, all calculated based on the weighted average days outstanding at the end of the period.

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

The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership (in thousands):

	For the years ended December 31,
	2010	2009	2008
Noncontrolling interests in SHR’s operating partnership
Balance, beginning of year	$2,717	$5,330	$16,326
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	(1,687)	(3,129)	(4,065)
Currency translation adjustments	(153)	91	(386)
Derivatives activity	(221)	217	(575)
Deferred compensation activity	14	72	68
Distributions	—	—	(709)
Change in redemption value	3,350	—	(4,814)
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	1,030	136	(515)

Balance, end of year	$5,050	$2,717	$5,330

The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. As of December 31, 2010, 2009 and 2008, the redeemable noncontrolling interests had a redemption value of approximately $5,050,000 (based on SHR’s common share price of $5.29 on December 31, 2010), $1,776,000 (based on SHR’s common share price of $1.86 on December 31, 2009), and $1,639,000 (based on SHR’s common share price of $1.68 on December 31, 2008), respectively.

Nonredeemable Noncontrolling Interests

The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. The net income attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates in the consolidated statements of operations. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2010, 2009 and 2008 is presented in the Company’s consolidated statements of equity.

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

Deferred tax assets and liabilities are established for net operating loss carryforwards and temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the net operating loss carryforwards are utilized and when the temporary differences reverse. The Company evaluates uncertain tax positions in accordance with applicable accounting guidance. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred tax asset is included in earnings.

The Company completed an equity offering during the second quarter of 2010 (see note 10), which resulted in an ownership change under Section 382 of the Tax Code. As a result, some of the Company’s net operating loss carryforwards were reduced or eliminated in accordance with the provisions of Section 382. A full valuation reserve has been provided against net operating loss carryforwards not subject to Section 382 due to uncertainty of realization. Therefore, the ownership change had no impact to the statements of operations.

Distributions in Excess of Noncontrolling Interest Capital:

Prior to the Company adopting new guidance on accounting for noncontrolling interests in consolidated financial statements on January 1, 2009, distributions that exceeded noncontrolling interest partners’ capital in a consolidated entity were recorded as an expense in the consolidated statements of operations. The adoption of the new guidance requires that any future distributions that exceed noncontrolling interest partners’ capital result in a deficit noncontrolling interest balance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Numerator:
Loss from continuing operations attributable to SHR	$(265,306)	$(228,999)	$(288,557)
Preferred shareholder dividends	(30,886)	(30,886)	(30,886)

Loss from continuing operations attributable to SHR common shareholders	$(296,192)	$(259,885)	$(319,443)

Denominator:
Weighted average common shares—basic	122,933	75,267	75,140
Potentially dilutive securities	—	—	—

Weighted average common shares—diluted	122,933	75,267	75,140

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Noncontrolling interests	955	955	976
Options and RSUs	1,708	1,531	1,413

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL as of December 31, 2010, 2009, and 2008 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2008	$(53,587)	$35,182	$(18,405)
Mark to market of derivative instruments	(46,086)	—	(46,086)
Reclassification to equity in earnings of joint ventures	1,079	—	1,079
CTA activity	—	(30,225)	(30,225)

Balance at December 31, 2008	(98,594)	4,957	(93,637)

Mark to market of derivative instruments	17,119	—	17,119
Reclassification to equity in earnings of joint ventures	26	—	26
CTA activity	—	7,151	7,151

Balance at December 31, 2009	(81,449)	12,108	(69,341)

Mark to market of derivative instruments	(35,166)	—	(35,166)
Reclassification to equity in earnings of joint ventures	298	—	298
Reclassification to loss on early extinguishment of derivative financial instruments	15,542	—	15,542
Reclassification to income (loss) from discontinued operations, net of tax	5,842	(25,053)	(19,211)
CTA activity	—	714	714

Balance at December 31, 2010	$(94,933)	$(12,231)	$(107,164)

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Retrospective Adoption of New Accounting Guidance on Noncontrolling Interests:

On January 1, 2009, the Company adopted new guidance on accounting for noncontrolling interests in consolidated financial statements. The new guidance requires that noncontrolling interests, previously reported as minority interests, be reported as a separate component of equity, a change that affects the Company’s financial statement presentation of noncontrolling interests in its consolidated subsidiaries. The new guidance specifies that consolidated net (loss) income attributable to the parent and to the noncontrolling interests be clearly identified and presented separately on the face of the consolidated statements of operations. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and specifies that these transactions be recorded as equity transactions as long as the ownership change does not result in deconsolidation. This new guidance also expands disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the parent and the noncontrolling owners and a schedule showing the effects of changes in a parent’s ownership interest in a subsidiary on the equity attributable to the parent. The new guidance was applied prospectively in 2009, except for the presentation and disclosure requirements, which was applied retrospectively. The retrospective presentation and disclosure requirements had no effect on previously reported net loss available to common shareholders or earnings per share. The prospective accounting requirements are dependent on future transactions involving noncontrolling interests.

New Accounting Guidance:

In December 2010, the Financial Accounting Standards Board issued new guidance that amends the criteria for performing the second step of the goodwill impairment test (described above) for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted the new guidance on January 1, 2011. While the Company is still evaluating the impact of this new guidance, it does not anticipate that the new guidance will have a material impact on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of December 31, 2010 and 2009, excluding unconsolidated joint ventures and assets held for sale as of December 31, 2010 (in thousands):

	2010	2009
Land	$318,756	$362,288
Land held for development	107,908	110,589
Leasehold interest	11,633	11,633
Buildings	1,405,462	1,569,848
Building and leasehold improvements	95,487	101,621
Site improvements	43,487	53,488
Furniture, fixtures and equipment	423,588	437,855
Improvements in progress	10,679	13,280

Total investment in hotel properties	2,417,000	2,660,602
Less accumulated depreciation	(581,549)	(498,018)

Total investment in hotel properties, net	$1,835,451	$2,162,584

Consolidated hotel properties	14	16
Consolidated hotel rooms (unaudited)	6,681	7,245

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Goodwill and Intangible Asset Impairment Losses

The Company performed its annual impairment test of goodwill and did not record any goodwill impairment losses for the year ended December 31, 2010. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges of the Company’s goodwill subsequent to December 31, 2010. Any such adjustments could be material, but will be non-cash.

During 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill and intangible assets were therefore required based on the continued deterioration of economic and credit market conditions and declines in the Company’s revenues, operating profits, forecasted performance and market capitalization from previous levels. The Company recorded non-cash goodwill impairment losses of $41,869,000 in continuing operations for the year ended December 31, 2009. The Company recorded non-cash goodwill impairment losses of $234,717,000 and non-cash other intangible asset impairment losses of $583,000 in continuing operations for the year ended December 31, 2008.

Long-Lived Asset Impairment Losses

The Company performed an impairment test of the long-lived assets related to the Fairmont Scottsdale hotel during the fourth quarter of 2010 based on uncertainties surrounding the Company’s intent and ability to continue to hold the hotel. The Company determined that the hotel’s long-lived assets’ carrying value exceeded the fair value, with fair value determined based on estimated future discounted cash flows or the relevant data as to the fair value of the asset (Level 3 inputs). As a result of this test, the Company recorded an impairment loss of $101,258,000 during the year ended December 31, 2010. The Company performed an impairment test of the long-lived assets related to the InterContinental Prague during the third quarter of 2010 as a result of a change in the anticipated holding period for that hotel. As a result of this test, the Company did not record any long-lived asset impairment losses related to the InterContinental Prague. If deterioration in economic and market

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conditions occurs, it may present a potential for additional impairment charges on the Company’s hotel properties subsequent to December 31, 2010. Any such adjustments could be material, but will be non-cash.

The Company performed an impairment test of its long-lived assets for two Mexican development sites at December 31, 2009 based on uncertainties surrounding the development of this land in a manner consistent with the Company’s original plan, resulting in an impairment loss of $23,173,000. The Company determined there was no impairment of investment in hotel properties included in loss from continuing operations for the year ended December 31, 2008.

Investment in Unconsolidated Joint Venture Impairment Losses

During the fourth quarters of 2010 and 2009, the Company recorded impairment losses of $40,600,000 and $26,500,000, respectively, due to other-than-temporary declines in value of its 45% interests in the joint ventures that own the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado. The fair value was determined based on estimated future discounted cash flows and other relevant data as to the fair value (Level 3 inputs). For the year ended December 31, 2008, the Company recognized an other-than-temporary decline in the value of its investment in the Four Seasons RCPM and recorded an impairment loss of $1,000,000.

Fair Value of Assets Measured on a Nonrecurring Basis

The following tables present information related to assets that were measured at fair value on a nonrecurring basis.

For the year ended December 31, 2010 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$182,000	$(101,258)
Investment in unconsolidated joint ventures	7,787	(40,600)

For the year ended December 31, 2009 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$(41,869)
Long-lived assets	103,089	(23,173)
Investment in unconsolidated joint ventures	36,458	(26,500)

Other Charges

There were no other charges recorded during the year ended December 31, 2010. The Company recorded a charge of approximately $8,261,000, of which $269,000 is recorded in income (loss) from discontinued operations, and $7,079,000, of which $1,146,000 was recorded in income (loss) from discontinued operations, to write off costs and deposits related to capital projects that management decided to abandon during the years ended December 31, 2009 and 2008, respectively.

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

5.	DISCONTINUED OPERATIONS

The results of operations of hotels sold and assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Hotel operating revenues	$68,883	$100,435	$157,906

Operating costs and expenses	55,252	79,719	114,565
Depreciation and amortization	5,980	13,307	14,085
Impairment losses	—	31,064	83,903

Total operating costs and expenses	61,232	124,090	212,553

Operating income (loss)	7,651	(23,655)	(54,647)
Interest expense	(9,706)	(8,592)	(9,452)
Interest income	32	101	683
Loss on early extinguishment of debt	(95)	—	—
Foreign currency exchange gain (loss)	7,392	(1,141)	704
Other expenses, net	—	(554)	(257)
Income tax (expense) benefit	(476)	540	(3,623)
Gain on sale	29,713	18,164	37,482

Income (loss) from discontinued operations	$34,511	$(15,137)	$(29,110)

Assets Held for Sale:

Paris Marriott

On December 23, 2010, the Company entered into an agreement to sell its leasehold interest in the Paris Marriott hotel (see note 8) for total estimated consideration of €26,500,000, which is subject to adjustments based on the terms of the agreement. No earnest money has been deposited by the buyer, and the sale, subject to certain closing contingencies, is scheduled to close before April 30, 2011. In addition, a euro-denominated security deposit will be released back to the Company at the time the transaction closes. The Company anticipates recording a gain on sale of the property due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 8).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The hotel’s assets and liabilities owned by the Company have been classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2010. The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2010 consist of the following (in thousands):

Investment in hotel properties, net	$6,226
Cash	2,999
Restricted cash	1,320
Accounts receivable, net of allowance for doubtful accounts	5,636
Deferred tax asset(a)	26,712
Other assets	2,252

Assets held for sale	$45,145

Accounts payable and accrued expenses	$6,969
Deferred gain on sale of hotel	86,237

Liabilities of assets held for sale	$93,206

(a)	In 2003, the Company recorded a sale-leaseback of the Paris Marriott and the related gain on sale was deferred for financial reporting purposes. The gain on sale was recognized for French income tax purposes, which resulted in recognition of a deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease. The balance also fluctuates based on changes in foreign currency exchange rates.

Assets Sold:

During the three years ended December 31, 2010, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
InterContinental Prague	Prague, Czech Republic	December 15, 2010	$3,564,000
Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris)	Paris, France	December 21, 2009	$50,275,000
Four Seasons Mexico City	Mexico City, Mexico	October 29, 2009	$52,156,000
Hyatt Regency Phoenix	Phoenix, AZ	July 2, 2008	$89,581,000

InterContinental Prague

On December 15, 2010, the Company sold the InterContinental Prague hotel for an approximate consideration of €106,090,000 ($141,368,000 based on the foreign exchange rate at December 15, 2010). The consideration included the assignment of the hotel’s third party debt of €101,600,000 ($135,385,000 based on the foreign exchange rate at December 15, 2010) and the interest rate swap liability related to the third party indebtedness, estimated to be approximately €4,490,000 ($5,983,000 based on the foreign exchange rate at December 15, 2010). In addition, as part of the transaction, approximately €2,000,000 ($2,665,000 based on the foreign exchange rate at December 15, 2010) of restricted cash related to the hotel was released to the Company. The Company recorded a gain of $28,415,000 on the sale of the hotel due to the reversal of a deferred tax liability and the reversal of currency translation and mark to market of interest rate swap balances that were recorded in accumulated OCL, which is included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2010. Other significant amounts included in income (loss) from discontinued operations related to the InterContinental Prague include a non-cash goodwill impairment charge of $49,422,000, which was recorded during the year ended December 31, 2008.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Renaissance Paris

On December 21, 2009, the Company sold the Renaissance Paris hotel for €35,500,000 ($50,856,000 based on the foreign exchange rate at December 21, 2009) and recognized a gain on sale of $11,707,000.

An impairment test of long-lived assets was performed for the Renaissance Paris at September 30, 2009 as a result in a change in the anticipated holding period for that hotel. The Company determined that the hotel’s long-lived assets’ carrying value exceeded the fair value of $51,954,000, with fair value determined based on estimated future discounted cash flows or the relevant data as to the fair value of the asset (Level 3 inputs). As a result of this test, the Company recorded an impairment loss of $30,795,000 related to the Renaissance Paris hotel, which is included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2009.

In the fourth quarter of 2008, the Company performed its annual goodwill impairment analysis. Based on the results of its impairment test, the Company recorded a non-cash impairment loss of $33,335,000 to reduce the carrying value of the goodwill related to the Renaissance Paris to its fair value of $0, which is included in income (loss) from discontinued operations in the consolidated statement of operations for the year ended December 31, 2008.

Four Seasons Mexico City

On October 29, 2009, the Company sold the Four Seasons Mexico City hotel for $54,000,000 and recognized a gain on sale of $5,905,000.

Hyatt Regency Phoenix

On July 2, 2008, the Company sold the Hyatt Regency Phoenix hotel for $96,000,000 and recognized a gain on sale of $37,053,000.

6.	INVESTMENT IN JOINT VENTURES

Investment in joint ventures as of December 31, 2010 and 2009 includes the following (in thousands):

	2010	2009
Hotel and North Beach Ventures(a)	$7,787	$36,458
Four Seasons RCPM(b)	3,878	3,607
BuyEfficient(c)	6,359	6,680

Total investment in joint ventures	$18,024	$46,745

(a)	As of December 31, 2010, the Company owned 45.0% joint venture ownership interests in SHC KSL Partners, LP (Hotel Venture), the then owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Company earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. The Company recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by the Company. These fees amounted to $689,000, $645,000, and $900,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in other income (expenses), net in the consolidated statements of operations. During the fourth quarters of 2010 and 2009, the Company recorded impairment losses of $40,600,000 and $26,500,000, respectively, due to other-than-temporary declines in value of its 45.0% investments in the Hotel and North Beach Ventures.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts of $610,000,000. The loans accrued interest at the London Interbank Offered Rate (LIBOR) plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bore interest at LIBOR plus 2.50%. At December 31, 2010 and 2009, there was a balance of $18,500,000 on the revolving credit facility. At December 31, 2010 and 2009, there were letters of credit outstanding of $0 and $1,500,000, respectively, which were secured by the revolving credit facility. In December 2010, the Hotel Venture purchased a $37,500,000 mezzanine layer of the debt structure for a discounted pay-off of $13,000,000. The Hotel Venture recognized a gain on the extinguishment of debt of $24,500,000 in the fourth quarter of 2010. The Company recorded its 45.0% share of this gain equal to $11,025,000 in equity in earnings of joint ventures in the consolidated statement of operations for the year ended December 31, 2010, which had a $0.09 basic and diluted per share impact for the year ended December 31, 2010. The remaining principal on the loans and revolving credit facility had a maturity date of January 7, 2011. On January 7, 2011, the Hotel Venture obtained an extension of the maturity date to February 9, 2011.

On February 4, 2011, the Hotel Venture completed a recapitalization transaction (the Transaction). Under the terms of the Transaction, the Company acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a new joint venture, BSK Del Partners, L.P. (New Hotel Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Additionally, the New Hotel Venture and Blackstone agreed to convert a portion of the existing debt into equity. Pursuant to the terms of the Transaction, Blackstone will be the general partner of the New Hotel Venture with a 60.0% ownership interest. The Company will be a limited partner in the New Hotel Venture with an indirect 34.3% ownership interest. As part of the Transaction, the Company used a combination of its share of $8,500,000 of available cash from the original Hotel Venture and $56,900,000 of cash drawn from the Company’s bank credit facility to fund its contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1,700,000 financing fee earned as part of the Transaction.

The New Hotel Venture secured $425,000,000 of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the New Hotel Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loan.

As part of the Transaction, the Hotel Venture contributed substantially all of the assets and liabilities to the New Hotel Venture. The New Hotel Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity.

The Company will continue to act as asset manager and will earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the New Hotel Venture with Blackstone, the Company and the other remaining member of the Hotel Venture will earn a profit-based incentive fee of 20.0% of all distributions to the New Hotel Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company will receive 85.8% of this profit-based fee.

(b)

The Company owns a 31% interest in and acts as asset manager for a joint venture, with two unaffiliated parties, that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $106,000, $91,000, and

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$169,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in other income (expenses), net in the consolidated statements of operations.

The Company performed a valuation of its investment in the Four Seasons RCPM in the fourth quarter of 2008 and determined that the current fair value of the investment was less than the carrying value. For the year ended December 31, 2008, the Company recognized an other-than-temporary decline in the value of its investment in the Four Seasons RCPM and recorded an impairment loss of $1,000,000.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for approximately $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment (see note 20).

Condensed Combined Financial Information of Investment in Joint Ventures

Following is summarized financial information for the Company’s unconsolidated joint ventures as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009
Assets
Investment in hotel properties, net	$298,362	$313,323
Goodwill	23,401	23,401
Intangible assets, net	49,000	49,000
Cash and cash equivalents	22,400	23,993
Restricted cash and cash equivalents	12,087	8,391
Other assets	20,842	21,939

Total assets	$426,092	$440,047

Liabilities and Partners’ Deficit
Mortgage and other debt payable	$592,476	$634,670
Other liabilities	33,472	31,877
Partners’ deficit	(199,856)	(226,500)

Total liabilities and partners’ deficit	$426,092	$440,047

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2010	2009	2008
Revenues
Hotel operating revenue	$122,099	$116,297	$150,918
Residential sales	9,149	8,198	18,113
Other	4,892	5,414	4,587

Total revenues	136,140	129,909	173,618

Expenses
Hotel operating expenses	85,636	78,309	93,970
Residential costs of sales	2,425	4,272	10,045
Depreciation and amortization	16,864	16,709	15,874
Other operating expenses	9,912	8,128	9,797

Total operating expenses	114,837	107,418	129,686

Operating income	21,303	22,491	43,932
Interest expense, net	(18,418)	(17,948)	(34,643)
Gain on extinguishment of debt	24,500	—	—
Other income (expenses), net	345	(1,147)	(4,032)

Net income	$27,730	$3,396	$5,257

Equity in earnings of joint ventures
Net income	$27,730	$3,396	$5,257
Joint venture partners’ share of income of joint ventures	(15,294)	(1,911)	(3,210)
Adjustments for basis differences, taxes and intercompany eliminations	589	233	763

Total equity in earnings of joint ventures	$13,025	$1,718	$2,810

To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings of the unconsolidated affiliates.

7.	MANAGEMENT AGREEMENTS

Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.00% to 5.00% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2010, the remaining terms (not including renewal options) of these management agreements range from four to 27 years and average 14 years.

In January 2010 and December 2009, the Company amended terms of various management agreements with two of its hotel operators, Marriott and Westin. Consideration resulting from these amendments and amendments in prior years, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At December 31, 2010 and 2009, deferred credits of $8,276,000 and $9,120,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Renaissance Paris Performance Guarantee

The Company had a management agreement with an affiliate of Marriott for services provided to the Renaissance Paris. A provision of the management agreement required that Marriott provide the Company with a limited performance guarantee that ensured, subject to certain limitations, a target level of net operating profit. Guarantee payments were calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period was €5,000,000. The guarantee period began on July 31, 2007 and continued through December 21, 2009, the date at which the Renaissance Paris was sold. During the years ended December 31, 2009 and 2008, the Company earned €1,419,000 ($1,972,000 based on the foreign exchange rate at December 21, 2009) and €1,463,000 ($2,141,000 based on the foreign exchange rate at December 31, 2008), respectively, related to the performance guarantee, which is recorded in income (loss) from discontinued operations in the consolidated statements of operations.

Asset Management Agreement

In May 2010 and April 2009, the Company entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. Under the agreements, the Company earns base management fees, in aggregate of $750,000 per year, and has the potential to earn additional incentive fees. For the years ended December 31, 2010 and 2009, the Company earned $996,000 and $228,000, respectively, in fees under these agreements, which are included in other income (expenses), net in the consolidated statements of operations.

8.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $207,000, $217,000, and $228,000 of the deferred gain for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $3,930,000 and $4,319,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,603,000 (adjusting by an index formula) ($4,818,000 based on the foreign exchange rate as of December 31, 2010) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at December 31, 2010 and 2009 was $2,540,000 and $7,158,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. On December 23, 2010, the Company entered into an agreement to sell its leasehold interest in the Paris Marriott (see note 5). The hotel’s assets and liabilities owned by the Company have been classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2010 and the results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The Company recognized $4,464,000, $4,685,000, and $4,933,000 of the deferred gain related to the Paris Marriott in income (loss) from discontinued operations for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, the deferred gain on the sale of the Paris Marriott amounted to $86,237,000 and $97,533,000, respectively, which is recorded in liabilities of assets held for sale and deferred gain on sale of hotels, respectively, on the Company’s consolidated balance sheets. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €12,295,000 (adjusting by an index formula) ($16,440,000 based on the foreign exchange rate as of December 31, 2010) and pays additional rent based upon

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the performance of the hotel, which are included in income (loss) from discontinued operations, in the Company’s consolidated statements of operations. At December 31, 2010 and 2009, a euro-denominated security deposit was $14,459,000 and $10,720,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The security deposit is to be returned to the Company when the sale of the Paris Marriott leasehold interest closes.

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases (excluding those related to assets held for sale) having remaining terms in excess of one year as of December 31, 2010 are as follows (in thousands):

Years Ending December 31,
2011	$5,486
2012	5,501
2013	5,516
2014	5,532
2015	5,547
Thereafter	76,322

$103,904

9.	INDEBTEDNESS

Mortgages Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages payable at December 31, 2010 and 2009 consisted of the following (in thousands):

	Spread (a) (basis points)		Balance Outstanding at December 31,
Debt		Maturity	2010	2009
Fairmont Scottsdale	56	September 2011(b)	$180,000	$180,000
InterContinental Chicago	106	October 2011(b)	121,000	121,000
InterContinental Miami	73	October 2011(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2012(c)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2012(c)	76,500	76,500
Hyatt Regency La Jolla	100	September 2012	97,500	97,500
Marriott London Grosvenor Square(d)	110	October 2013	117,281	124,859
InterContinental Prague(e)	120	March 2015	—	148,886
Fairmont Chicago(d)(f)	Fixed	June 2017	97,750	123,750
Westin St. Francis(d)(f)	Fixed	June 2017	220,000	220,000

Total mortgages payable			$1,118,281	$1,300,745

(a)

Interest is paid monthly at the applicable spread over LIBOR (0.26% at December 31, 2010) for all loans except for those secured by the Marriott London Grosvenor Square, the Westin St. Francis, and the Fairmont

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chicago. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.76% at December 31, 2010). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%.

(b)	The Company is currently working to refinance or extend these loans.

(c)	In February 2011, the Company exercised the final options to extend the maturity dates of these loans by an additional year to March 2012.

(d)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2010.

(e)	As of December 31, 2009, the Company was in violation of certain loan to value and interest cover ratio covenants under the InterContinental Prague loan agreement. The lender provided the Company with a waiver through March 15, 2010 to comply with these loan covenants. In February 2010, the Company entered into an amended and restated loan agreement with the lender. Under the amended terms, the maturity date of the loan was extended to March 2015. Interest was payable quarterly at EURIBOR plus 1.20% through March 2012 and subsequently increased to EURIBOR plus 1.80% through loan maturity. On December 15, 2010, the Company closed on its disposition of the InterContinental Prague. The mortgage loan secured by the hotel was assigned to the third party buyer as part of the transaction.

(f)	On May 5, 2010, the Company refinanced the loans secured by these hotels. Prior to the refinancing, the two loans included a $220,000,000 loan secured by the Westin St. Francis hotel and a $123,750,000 loan secured by the Fairmont Chicago hotel. The refinanced loans are cross-collateralized with a total principal amount of $317,750,000, allocated $220,000,000 to the Westin St. Francis and $97,750,000 to the Fairmont Chicago. Principal of $26,000,000 related to the Fairmont Chicago was repaid at the time of the refinancing. The loans were converted from LIBOR-based variable-rate loans to fixed-rate loans. There is an approximate 18-month interest-only period followed by scheduled principal payments based on a 20-year amortization schedule. At the time the refinancing was completed, a $5,500,000 reserve account included in restricted cash on the consolidated balance sheet was established, which can be released in the future if certain thresholds prescribed in the loan agreement are met.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On May 10, 2010, the Company announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, the Company completed the tender offer and accepted for purchase, at par, $180,000,000 of the principal amount of its outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181,208,000, which included accrued and unpaid interest of approximately $1,208,000. The Company allocated $169,939,000 of the consideration to the settlement of the liability and $10,061,000 to equity. This allocation was based on the fair value of the Exchangeable Notes excluding the conversion feature using unobservable (Level 3) inputs, which included a discount cash flow analysis and the Company’s nonconvertible debt borrowing rate. The Company recognized a loss on early extinguishment of debt of $925,000 for the year ended December 31, 2010.

The tables below present the effect of the Exchangeable Notes on the Company’s consolidated balance sheet as December 31, 2009 and on the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

2009
Balance Sheets:
Principal amount of liability	$180,000
Unamortized discount	(10,548)

Carrying amount of liability component	$169,452

Carrying amount of equity component	$20,978

	2010	2009	2008
Statements of Operations:
Coupon interest	$2,783	$6,311	$6,265
Discount amortization	1,865	4,296	4,141

Total interest	$4,648	$10,607	$10,406

Effective interest rate	6.25%	6.25%	6.25%

Bank Credit Facility:

On February 23, 2011, SH Funding exercised its option to extend the maturity date of the bank credit facility from March 9, 2011 to March 9, 2012 and entered into the fourth amendment to the bank credit facility. The following summarizes key terms of the bank credit facility that were amended:

•	the maximum facility size was reduced to $350,000,000 from $400,000,000;

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

maximum availability is now determined by the lesser of a 1.2 times (previously 1.3 times) debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by a 7% (previously 8%) debt constant on the balance outstanding under the bank credit facility, as defined in the loan agreement ) or a 55% (previously 45%) advance rate against the appraised value of the borrowing base assets; and

•	maximum corporate leverage, as defined in the loan agreement, decreased to 70% from 80%.

Prior to the fourth amendment in February 2011, SH Funding entered into a third amendment to the bank credit facility in February 2009, which, among other things, reduced the maximum facility size to $400,000,000, but provided the Company with additional flexibility with respect to its financial covenants and related financial calculations. The amended interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance. In connection with the third amendment, the Company wrote off $883,000 of unamortized deferred financing costs during the year ended December 31, 2009.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

The weighted average interest rate for the year ended December 31, 2010 was 3.99%. At December 31, 2010, maximum availability of the bank credit facility was determined by the lesser of a 1.3 times debt service coverage on the borrowing base assets or a 45% advance rate against the appraised value of the borrowing base assets. Based on these requirements, the Company had approximately $257,600,000 available under the bank credit facility at December 31, 2010. At December 31, 2010, there was $28,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,500,000 (see note 16). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2010.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised, including the conditional option to extend the bank credit facility) as of December 31, 2010 for all mortgage debt and the Company’s bank credit facility (in thousands):

Years ending December 31,
2011	$394,213
2012	331,860
2013	119,778
2014	9,482
2015	10,075
Thereafter	280,873

Total	$1,146,281

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2010, 2009 and 2008 of $658,000, $1,723,000, and $8,646,000,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $6,705,000, $6,693,000, and $4,051,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

10.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2008 (excluding 954,571 units, 954,746 units, and 975,855 units of SH Funding outstanding at December 31, 2010, 2009, and 2008, respectively, which are exchangeable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at January 1, 2008	74,371
RSUs redeemed for shares of SHR common stock	39

Outstanding at December 31, 2008	74,410
RSUs redeemed for shares of SHR common stock	827
Operating partnership units redeemed for shares of SHR common stock	16

Outstanding at December 31, 2009	75,253
RSUs redeemed for shares of SHR common stock	152
Common stock issued	75,900

Outstanding at December 31, 2010	151,305

As of December 31, 2010, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

Common Stock Offering

On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a price of $4.60 per share. After discounts, commissions, and expenses, SHR raised net proceeds of approximately $331,832,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 9) and repay existing indebtedness under the Company’s bank credit facility.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Distributions to Shareholders and Unitholders

To the extent distributions are declared, they are declared quarterly to holders of shares of SHR common stock and to SH Funding unitholders. SHR’s board of directors declared distributions per share of SHR common stock of $0.72 for the year ended December 31, 2008. On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

Preferred Stock:

As of December 31, 2010, SHR has 4,488,750 shares issued and outstanding of 8.50% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series A Preferred Stock has a perpetual life, and SHR may redeem Series A Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series A Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock. As of December 31, 2010, unpaid cumulative dividends were $19,077,000 in the aggregate or $4.25 per share.

As of December 31, 2010, SHR has 4,600,000 shares issued and outstanding of 8.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series B Preferred Stock has a perpetual life and is not redeemable before January 31, 2011. Beginning January 31, 2011, SHR may redeem Series B Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series B Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series B Cumulative Redeemable Preferred Stock. As of December 31, 2010, unpaid cumulative dividends were $18,975,000 in the aggregate or $4.13 per share.

As of December 31, 2010, SHR has 5,750,000 shares issued and outstanding of 8.25% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share (liquidation preference $25.00 per share). The Series C Preferred Stock has a perpetual life and is not redeemable before May 17, 2011. Beginning May 17, 2011, SHR may redeem Series C Preferred Stock at $25.00 per share plus accrued distributions. Distributions on the Series C Preferred Stock will be cumulative from the date of issuance. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.25% Series C Cumulative Redeemable Preferred Stock. As of December 31, 2010, unpaid cumulative dividends were $23,719,000 in the aggregate or $4.13 per share.

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of December 31, 2010, the Company did not pay quarterly dividends for eight quarters. There have been no new directors added to the board.

11.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings of joint ventures, loss on early extinguishment of debt, or income (loss) from discontinued operations, as appropriate. The Company recognizes all derivatives at fair value as either assets or liabilities in the accompanying consolidated balance sheets as either other assets or accounts payable and accrued expenses.

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

Except for the CVA, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of December 31, 2010 and 2009. As of December 31, 2010 and 2009, all derivative liabilities are categorized as Level 3.

Derivatives in Cash Flow Hedging Relationships:

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2010, 2009, and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $40,597,000 will be reclassified as an increase to interest expense.

As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	11	$725,000
Interest rate swap	1	£75,190

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010 and 2009, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flows was $725,000,000 and $1,250,000,000, respectively. Of these amounts, $100,000,000 and $275,000,000 at December 31, 2010 and 2009, respectively, relate to forward-starting swaps where the Company is not currently required to make or receive swap payments. The forward-starting swap at December 31, 2010 has an effective date of February 2011, a fixed pay rate against LIBOR of 5.27%, and a maturity date of February 2016. The outstanding forward-starting interest rate swap will hedge the future interest payments of debt that is anticipated to be outstanding when this swap becomes effective. The Company’s remaining swaps have current fixed pay rates against LIBOR ranging from 1.22% to 5.50% and maturity dates ranging from August 2011 to December 2015.

In addition, at December 31, 2010 and 2009, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £75,190,000 and £77,250,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 3.22%, increasing to 5.72% for the periods subsequent to January 2011, and a maturity date of October 2013. The Company also had a EURIBOR interest rate swap agreement that hedged the interest payments on the mortgage loan secured by the InterContinental Prague. On December 15, 2010, the Company closed on its disposition of the InterContinental Prague. The interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction.

Termination and De-designation of Cash Flow Hedges

In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps with a combined notional amount of $300,000,000. The interest rate swaps were originally entered into to hedge the Company’s forecasted LIBOR-based debt. However, the Company concluded that it was not probable that the originally forecasted levels of LIBOR-based debt would occur as a result of the conversion of the Westin St. Francis and Fairmont Chicago loans to fixed-rate (see note 9) and the use of proceeds from an equity offering to pay down the bank credit facility (see note 10). Therefore, the Company terminated the five interest rate swaps and recorded a charge of $18,263,000, which included the immediate write-off of $15,542,000 previously recorded in accumulated OCL related to these swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statement of operations for the year ended December 31, 2010.

In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest swap as a cash flow hedge as discussed below. Amounts previously recorded in accumulated OCL related to this swap will be reclassified into earnings over the life of the swap and changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the strict hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2010, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	1	$100,000
Interest rate caps	9	$594,750

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2010, the Company de-designated one interest rate swap as a cash flow hedge with a notional amount of $100,000,000. The swap has a fixed pay rate against LIBOR of 4.96% and a maturity date of December 2014.

At December 31, 2010 and 2009, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $594,750,000. These caps have LIBOR strike rates ranging from 5.00% to 7.50% and maturity dates ranging from January 2011 to October 2011.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

		Fair Value as of December 31,
	Balance Sheet Location	2010	2009
Derivatives in cash flow hedging relationships:
Interest rate swaps(a)	Accounts payable and accrued expenses	$(86,166)	$(63,755)
Derivatives not designated as hedging instruments:
Interest rate swap(a)	Accounts payable and accrued expenses	$(12,164)	$—
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(105,657,000) and $(98,840,000) excluding accrued interest and includes a CVA of $7,327,000 and $35,085,000 as of December 31, 2010 and December 31, 2009, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of December 31, 2010 or 2009. The following table reflects changes in interest rate swap liabilities categorized as Level 3 since January 1, 2009 (in thousands):

Balance as of January 1, 2009	$(98,089)
Interest rate swap transactions(b)	37,280
Unrealized losses	(2,946)

Balance as of December 31, 2009	(63,755)
Interest rate swap transactions(b)	35,275
Unrealized losses	(75,853)
Swap transferred as part of disposition(b)	6,003

Balance as of December 31, 2010	$(98,330)

(b)

During the years ended December 31, 2010 and 2009, the Company paid transaction fees of $24,672,000 and $32,220,000, respectively, to buy down certain domestic interest rate swap fixed pay rates. The modified swaps had effective dates of February 15, 2010 and March 15, 2009 and were designated as cash flow hedges at the time of the buy down transactions. The transaction fees were recorded in accumulated OCL and will be reclassified into earnings over the life of the swaps. In May and June 2010, the Company paid $7,212,000 to terminate certain of these modified domestic swaps, and the Company recognized

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately into earnings $15,542,000 of transaction fees recorded in accumulated OCL related to these terminated swaps. The accumulated OCL related to the remaining modified swaps will continue to be reclassified into earnings over the life of the swaps.

During the year ended December 31, 2010, the Company paid $3,268,000 to buy down a EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. On December 15, 2010, the Company closed on its disposition of the InterContinental Prague. The EURIBOR interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction. Amounts related to this swap were eliminated from the Company’s consolidated financial statements at the time the transaction closed.

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

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships

	2010	2009	2008
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(83,300)	$(38,547)	$(65,864)
Effective portion of loss reclassified into interest expense—continuing operations	$(40,784)	$(51,362)	$(20,856)
Effective portion of loss reclassified into interest expense—discontinued operations	$(13,108)	$(4,330)	$—
Effective portion of loss reclassified to loss on early termination of derivative financial instruments	$(15,542)	$—	$—
Ineffective portion of loss recognized in interest expense—continuing operations	$(1,267)	$(1,197)	$—
Ineffective portion of loss recognized in interest expense—discontinued operations	$(1,367)	$—	$—
Mark to market loss recognized in loss on early termination of derivative financial instruments	$(2,721)	$—	$—

Derivatives Not Designated as Hedging Instruments

	2010	2009	2008
Interest rate swap:
Mark to market loss recognized in interest expense	$(3,936)	$—	$—
Interest rate caps:
(Loss) gain recognized in other income (expenses), net	$(162)	$1	$31
Loss recognized in equity in earnings of joint ventures	$(452)	$(350)	$(1,918)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of December 31, 2010, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $(107,836,000). As of December 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under the agreements at their termination value of $(107,836,000). The Company has not breached any of the provisions as of December 31, 2010.

12.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

Amended and Restated 2004 Incentive Plan:

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

The Company recorded compensation expense of $1,957,000, $5,846,000, and $5,067,000 under the Amended Plan (net of estimated forfeitures) for the years ended December 31, 2010, 2009 and 2008, respectively.

Options

The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. There was no unrecognized compensation expense related to Options as of December 31, 2010.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding Options is summarized in the following table:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	885,026	$19.22	885,026	$19.22	736,221	$20.39
Granted	—	—	—	—	148,805	13.44
Forfeited	(215,229)	15.54	—	—	—	—

Options outstanding at the end of the year	669,797	$20.40	885,026	$19.22	885,026	$19.22

Options exercisable at the end of the year	669,797	$20.40	612,159	$19.25	317,150	$19.29

The fair value for Options granted in 2008 was estimated at the date of grant using a binomial option-pricing model based on the following inputs:

Inputs:	2008
Risk-free interest rate	2.94%
Expected dividend yield	7.14%
Volatility	25.26%
Weighted average expected life	6 years
Weighted average fair value of options granted	$1.92

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

RSUs

SHR has issued RSUs to certain employees, officers and directors under the Amended Plan. RSUs represent awards of shares of SHR’s common stock that generally vest over three or four years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination. RSUs are essentially the same as restricted stock except that, instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued. Dividends will no longer accrue on RSUs as a result of the decision by SHR’s board of directors to suspend the dividend.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures compensation expense for RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2010 was $1,815,000 and is expected to be recognized over a weighted average period of 2.02 years.

Information regarding RSUs is summarized in the following table:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	830,777	$3.83	1,184,709	$16.86	907,112	$17.48
Granted	867,041	3.26	673,308	0.84	377,512	12.01
Issued to common shares	(148,135)	1.87	(781,821)	15.70	(38,782)	19.36
Forfeited	(172,249)	2.04	(245,419)	16.30	(61,133)	17.31

RSUs outstanding at the end of the year	1,377,434	$3.98	830,777	$3.83	1,184,709	$16.86

Performance-Based RSUs

The Company granted performance-based RSUs to its chief executive officer and former chief financial officer providing a right to earn shares of SHR common stock at target performance (Target Performance Shares). Two-thirds of the Target Performance Shares were earned based on the Company’s performance versus budgeted funds from operations per share and one-third was earned based on SHR’s shareholder return measured against the Bloomberg Hotel REIT Index.

The Company measures compensation expense for performance-based RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. There was no unrecognized compensation expense related to performance-based RSUs as of December 31, 2010.

Information regarding performance-based RSUs is summarized in the following table:

	2010		2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	31,565	$20.35	119,057	$20.26	151,760	$20.46
Granted	2,751	12.88	—	—	25,859	12.25
Issued to common shares	(3,752)	20.20	(52,669)	20.20	—	—
Forfeited	(12,048)	20.37	(34,823)	20.27	(58,562)	18.10

Outstanding at the end of the year	18,516	$19.28	31,565	$20.35	119,057	$20.26

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs

The Amended Plan allows the Committee to grant SARs. As of December 31, 2010, no SARs have been issued under the Amended Plan.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of the SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of December 31, 2010, all one million units have been granted under the Value Creation Plan. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheets. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at December 31, 2010 and 2009 was $12,722,000 and $108,000, respectively. The compensation expense recorded in corporate expenses on the accompanying consolidated statements of operations for the years ended December 31, 2010 and 2009 was $12,614,000 and $108,000, respectively.

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $364,000, $432,000, and $613,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2010, 2009 and 2008, income tax expense from continuing operations is summarized as follows (in thousands):

	2010	2009	2008
Current tax (expense) benefit:
Europe	$(2)	$(14)	$(266)
Mexico	(1,298)	(1,451)	(4,109)
United States	(210)	1,529	(855)

	(1,510)	64	(5,230)

Deferred tax benefit (expense):
Europe	—	—	—
Mexico	317	(1,767)	845
United States	(215)	(1,641)	(2,094)

	102	(3,408)	(1,249)

Total income tax expense	$(1,408)	$(3,344)	$(6,479)

Deferred income taxes consist of the following as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred gain on Paris Marriott sale(a)	$—	$30,106
Advanced deposits—Mexico	1,228	1,467
Net operating loss carryforwards and other timing differences(b)	18,223	32,952
Other	1,671	2,048

Gross deferred tax assets	21,122	66,573
Valuation allowance(c)	(17,001)	(32,329)

Deferred tax asset after valuation allowance	$4,121	$34,244

Gross deferred tax liability—book property basis in excess of tax basis	$(1,732)	$(16,940)

(a)	In 2003, the Company recorded a sale-leaseback of the Paris Marriott and the related gain on sale was deferred for financial reporting purposes. The gain on sale was recognized for French income tax purposes, which resulted in the recognition of a deferred tax asset. The deferred tax asset is reduced as the deferred gain is amortized over the life of the lease. The balance also fluctuates based on changes in foreign currency exchange rates. On December 23, 2010, the Company entered into an agreement to sell its leasehold interest in the Paris Marriott. At December 31, 2010, the deferred tax asset of $26,712,000 related to the Paris Marriott was classified as assets held for sale (see note 5).
(b)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from nine years to indefinitely depending on the rules of the related tax jurisdictions.
(c)	The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance (decreased) increased by $(15,328,000), $11,629,000, and $4,491,000 during the years ended December 31, 2010, 2009, and 2008, respectively. In addition, the equity offering the Company completed during the second quarter of 2010 resulted in an ownership change under Section 382 of the Tax Code. As a result, approximately $34,962,000 net operating loss carryforwards and other temporary differences were eliminated in accordance with the provisions of Section 382. Prior to the equity offering, the Company provided a full valuation reserve against the net operating loss carryforwards that were impacted by the ownership change due to uncertainty of realization.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Characterization of Cash Distributions

For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. There were no distributions paid on common or preferred shares during the years ended December 31, 2010 and 2009. The following characterizes distributions paid per common share and preferred share for the year ended December 31, 2008 (see note 10 for additional distribution information):

	2008
	$	%
Common shares:
Ordinary income	$0.00	0.00%
Return of capital	0.72	100.0%
Capital gain	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%

	$0.72	100.0%

Preferred shares (Series A):
Ordinary income	$0.00	0.00%
Return of capital	2.13	100.0%
Capital gain	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%

	$2.13	100.0%

Preferred shares (Series B):
Ordinary income	$0.00	0.00%
Return of capital	2.06	100.0%
Capital gain	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%

	$2.06	100.0%

Preferred shares (Series C):
Ordinary income	$0.00	0.00%
Return of capital	2.06	100.0%
Capital gain	0.00	0.00%
Unrecaptured Section 1250 gain	0.00	0.00%

	$2.06	100.0%

15.	RELATED PARTY TRANSACTIONS

LLPI

On February 12, 2008, the Company invested $1,200,000 of a $2,000,000 subscription in LLPI, a newly-formed venture with the objectives of purchasing, developing and arranging for the operations of luxury resort and tourist-oriented destination properties in multiple locations throughout North America, Central America and Europe. The son-in-law of Laurence Geller, the Company’s president and chief executive officer, Mr. Franco, was one of the founders of and served as executive vice president – development of LLPI. Upon formation, the Company owned 40%, Mr. Franco owned 10% and unrelated parties owned the remaining interests in the venture.

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

From March 2009 through August 2009, LLPI, which has changed its name to Punta Mita Properties, LLC, provided asset management services to the Four Seasons RCPM for a fee of $25,000 per month. Beginning in September 2009, the fees for the asset management services were reduced to a $10,000 base fee per month, with an opportunity to earn an additional $15,000 per month if certain sales occur. Effective March 31, 2010, Punta Mita Properties, LLC no longer provides asset management services to the Four Seasons RCPM.

Consulting Agreement

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 21, 2008, the Company amended the agreement. Under the terms of the agreement, Mr. Michels provided certain consulting services to the Company relating to its European strategy.

On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement dated August 16, 2007, as amended on August 21, 2008 (collectively, the Consulting Agreement). Pursuant to the termination agreement dated August 5, 2009 between the parties (the Termination Agreement, and together with the Consulting Agreement, the Agreements), Mr. Michels served as a consultant to the Company until December 31, 2009 (the Termination Date) and received $125,000, in consideration of (i) Mr. Michels’ consulting services through the Termination Date and (ii) contractually provided termination fees and the waiver of certain other benefits to which Mr. Michels was otherwise entitled to under the terms of the Consulting Agreement. Mr. Michels shall not receive any additional compensation or equity grants under the terms of the Agreements. All prior grants made by the Company to Mr. Michels pursuant to the Consulting Agreement shall continue to vest provided the conditions to such vesting contained in the Consulting Agreement are satisfied. For the years ended December 31, 2010, 2009 and 2008, the Company recognized expense of $78,000, $212,000, and $418,000, respectively, related to the Agreements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit:

As of December 31, 2010, the Company provided $500,000 in letters of credit related to its office space lease and $2,000,000 in connection with the Four Seasons Mexico City hotel purchase and sale agreement to secure the indemnity obligations of the seller thereunder.

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

On October 9, 2009, the Company entered into an agreement to terminate the promise to purchase and sale agreement. During the year ended December 31, 2009, the Company received payment of $4,000,000 and wrote off the remaining $1,693,000 to impairment losses and other charges.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2010 and 2009, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At December 31, 2010, the fair value of the fixed-rate mortgage debt approximated the carrying value of $317,750,000. At December 31, 2009, there was no fixed-rate mortgage debt.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2010, the Company estimated that in the current market the spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 400 to 600 basis points as compared to the current contractual spread as disclosed (see note 9). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt and bank credit facility to be approximately $31,000,000 to $50,000,000 lower than the total carrying value of $828,531,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $10,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2009, the Company estimated that the market spread over the applicable index (LIBOR, EURIBOR, or GBP LIBOR, as applicable) would be in the range of 400 to 600 basis points as compared to the contractual spread as disclosed (see note 9). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt and bank credit facility to be approximately $82,000,000 to $139,000,000 lower than the carrying value of $1,479,000,000. To calculate the fair value of the Exchangeable Notes as of December 31, 2009, the Company assumed a market spread between 400 to 600 basis points and estimated the fair value to be approximately $8,000,000 to $15,000,000 lower than the face value of $180,000,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total debt would be approximately $32,000,000.

Interest rate swap and cap agreements have been recorded at their estimated fair values.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of December 31, 2010, the Company’s foreign operations and long-lived assets (excluding assets held for sale) consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican joint venture, and two European properties, including a leasehold interest in a German hotel property.

The following table presents revenues (excluding the unconsolidated joint ventures and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2010) for the geographical areas in which the Company operates (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues:
United States	$607,908	$580,353	$734,865
Mexico	38,928	39,858	62,316
Europe	39,457	35,045	44,110

Total	$686,293	$655,256	$841,291

	December 31,
	2010	2009
Long-lived Assets:
United States	$1,631,637	$1,817,698
Mexico	173,050	177,500
Europe	103,743	277,190

Total	$1,908,430	$2,272,388

19.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2010 and 2009 are as follows. Certain 2010 and 2009 items have been reclassified to conform to the current presentation of discontinued operations. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2010
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$155,876	$176,996	$168,893	$184,528

Loss from continuing operations attributable to SHR common shareholders	$(42,067)	$(56,148)	$(35,285)	$(162,692)
Income (loss) from discontinued operations attributable to SHR	1,776	8,738	(4,116)	27,857

Net loss attributable to SHR common shareholders	$(40,291)	$(47,410)	$(39,401)	$(134,835)

Earnings per weighted average common share outstanding—Basic and Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.55)	$(0.50)	$(0.23)	$(1.07)
Income (loss) from discontinued operations attributable to SHR per share	0.02	0.08	(0.03)	0.18

Net loss attributable to SHR common shareholders per share	$(0.53)	$(0.42)	$(0.26)	$(0.89)

Weighted average common shares outstanding—Basic and Diluted	75,572	111,573	151,635	151,663

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2009
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$159,304	$167,370	$158,309	$170,273

Loss from continuing operations attributable to SHR common shareholders	$(44,523)	$(83,712)	$(41,947)	$(89,703)
Income (loss) from discontinued operations attributable to SHR	1,333	(2,270)	(31,527)	17,518

Net loss attributable to SHR common shareholders	$(43,190)	$(85,982)	$(73,474)	$(72,185)

Earnings per weighted average common share outstanding—Basic and Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.59)	$(1.11)	$(0.55)	$(1.19)
Income (loss) from discontinued operations attributable to SHR per share	0.02	(0.03)	(0.42)	0.23

Net loss attributable to SHR common shareholders per share	$(0.57)	$(1.14)	$(0.97)	$(0.96)

Weighted average common shares outstanding—Basic and Diluted	75,166	75,381	75,441	75,426

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

20.	SUBSEQUENT EVENTS

In February 2011, the Company signed a purchase and sale agreement pursuant to which the Company agreed to (i) acquire the Four Seasons Jackson Hole and Four Seasons Silicon Valley hotels in exchange for an aggregate of 15,200,000 shares of SHR’s common stock at an agreed upon issuance price of $6.25 per share, or an implied value of $95,000,000, and (ii) concurrently directly privately place and issue an additional 8,000,000 shares of SHR’s common stock to an affiliate of the sellers of the two hotels at an agreed upon issuance price of $6.25 per share. The transactions, which are subject to the satisfaction of certain closing conditions, are expected to close on or before April 15, 2011.

In February 2011, the Company paid approximately $4,200,000 to terminate three interest rate swaps with a combined notional amount of $125,000,000.

In February 2011, the Company, along with the other members of the Hotel Venture that owned the Hotel del Coronado as of December 31, 2010, completed a recapitalization transaction (see note 6). In connection with the recapitalization, the Company’s ownership interest in the Hotel del Coronado changed to 34.3% from 45.0%.

In January 2011, the Company sold its 50% interest in BuyEfficient for $9,000,000. The Company is expected to recognize a gain of approximately $2,600,000.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(In Thousands)

Description	Location	Debt	Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2010			Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
			Land	Building & Improvements			Land	Building & Improvements	Total
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$2,823		$—	$50,071	$50,071	$(21,821)	1975	9/1997	39
Loews Santa Monica	Santa Monica, CA	118,250	5,833	91,717	1,020		5,833	92,737	98,570	(33,449)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	97,500	13,093	66,260	—		13,093	66,260	79,353	(19,538)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,700		7,358	67,651	75,009	(13,738)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	76,500	20,100	79,400	3,088		20,100	82,488	102,588	(15,104)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	121,000	20,259	139,204	2,885		20,252	142,096	162,348	(22,264)	1929	4/2005	39
InterContinental Miami	Miami, FL	90,000	41,891	69,296	7,920		41,877	77,230	119,107	(14,007)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	97,750	17,347	129,153	25,911		17,347	155,064	172,411	(31,002)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	—	44,900	75,600	21,553		44,900	97,153	142,053	(18,181)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	2,641		61,400	290,441	351,841	(35,061)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,149		76,700	177,449	254,149	(23,056)	1984	7/2006	39
Marriott London Grosvenor Square	London, England	117,281	—	85,468	(15,348	)(1)	—	70,120	70,120	(8,739)	1962	8/2006	39
Fairmont Scottsdale	Scottsdale, AZ	180,000	22,900	260,100	(85,204)		14,714	183,082	197,796	(29,079)	1987	9/2006	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	—		51,900	—	51,900	—	—	3/2006	—
H Five Lot B (Land held for development)	Punta Mita, Mexico	—	46,921	—	4,269		51,190	—	51,190	—	—	10/2007	—

Totals		$1,118,281	$427,603	$1,552,496	$(1,593)		$426,664	$1,551,842	$1,978,506	$(285,039)

(1)	Includes currency translation adjustment of $(15,348) for the Marriott London Grosvenor Square.

STRATEGIC HOTELS & RESORTS, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance, beginning of period	$2,205,239	$2,313,188	$2,339,678
Additions:
Improvements	2,744	21,655	74,630
Currency translation adjustment	—	12,228	—

Deductions:
Dispositions	(116,892)	(130,202)	(66,983)
Reclassifications	—	(879)	—
Currency translation adjustment	(2,540)	—	(34,137)
Impairment	(110,045)	(10,751)	—

Balance, end of period	$1,978,506	$2,205,239	$2,313,188

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance, beginning of period	$250,787	$200,228	$158,244
Depreciation and amortization	60,114	61,613	55,332
Dispositions	(9,469)	(12,394)	(11,348)
Currency translation adjustment	(215)	1,340	(2,000)
Impairment	(16,178)	—	—

Balance, end of period	$285,039	$250,787	$200,228

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,372,409 at December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of December 31, 2010, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the change in accounting for noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 24, 2011

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Acquisition of Hotel Properties:

On February 24, 2011, the Company and certain of its affiliates, including, SH Funding, SHR Jackson Hole, LLC, a Delaware limited liability company (“SHR JH”), and SHR Palo Alto, LLC, a Delaware limited liability company (“SHR PA” and, together with SHR JH, the “Hotel Buyers”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with certain affiliates of The Woodbridge Company Limited, a corporation amalgamated under the laws of Ontario (“Woodbridge”), including FS Jackson Hole Development Company LLC, a Delaware limited liability company, East Palo Alto Hotel Development LLC, a Delaware limited liability company (the “Hotel Sellers”) and TWCL US, Inc. a Delaware corporation (the “PIPE Purchaser” and together with the Hotel Sellers, collectively, the “WB Parties”), pursuant to which (i) the Hotel Sellers agreed to sell to Hotel Buyers and the Hotel Buyers agreed to acquire from the Hotel Sellers, the hotels commonly known as the Four Seasons Resort Jackson Hole and the Four Seasons Hotel Silicon Valley (the “Hotels”) for an aggregate of 15,200,000 shares (the “Property Purchase Shares”) of the Company’s common stock (the “Common Stock”), at an agreed to issuance price of $6.25 per share (the “Hotels Transaction”) and (ii) the PIPE Purchaser agreed to purchase from the Company and the Company agreed to issue and sell to the PIPE Purchaser in a concurrent private offering (the “PIPE Transaction” and together with Hotels Transaction, the “Transactions”), an aggregate of 8,000,000 shares of Common Stock at a price of $6.25 per share (the “Additional Shares” and, together with the Property Purchase Shares, the “Shares”). The Transactions are expected to close on or before April 15, 2011.

The Purchase and Sale Agreement contains certain customary representations, warranties, covenants and indemnities and requires the satisfaction of certain closing conditions, including, but not limited to, the completion of certain due diligence items and that the Company and the WB Parties enter into a stock transfer restriction and registration rights agreement at the closing of the Transactions with respect to the Shares (the “STRRRA”) pursuant to which, among other things: (i) the Shares shall be locked up for a period of twelve months (the “Lock-Up Period”), subject to customary carve-outs; (ii) the Company shall agree to use commercially reasonable efforts to file a resale shelf registration statement with the SEC on any available registration form then available to cover the Shares (the “Shelf Registration Statement”) and have the Shelf Registration Statement declared effective on or prior to the expiration of the Lock-Up Period; (iii) the WB Parties shall be entitled to three underwritten shelf takedowns of at least $50 million under the Shelf Registration Statement but shall not be entitled to more than one takedown in any twelve-month period; and (iv) the WB Parties shall be entitled to “piggy-back” registration rights subject to customary carve-outs and cutback rights.

In addition, the Purchase and Sale Agreement provides that if the PIPE Purchaser or its affiliates so desire, the Company shall, consistent with and subject to Maryland General Corporation Law (“MGCL”), acting through the Company’s board of directors (the “Board”) appoint one person (the “Appointee”), acceptable to the Company, to the Board on or after the later of (i) June 1, 2011, or (ii) the closing date of the Transactions; provided, however, that such one-time appointment right terminates (A) after the initial appointment of the Appointee or (B) on the earlier of such time as the WB Parties collectively own less than (other than as a result of splits, reclassifications, recapitalizations, recombinations and/or similar events or transactions) (i) the number of shares received by the WB Parties in the Transactions or (ii) an aggregate of 5% of the Company’s outstanding Common Stock on a fully diluted basis assuming the conversion, exercise and exchange of outstanding convertible, exercisable or exchangeable securities.

In addition, pursuant to the Purchase and Sale Agreement, commencing after any appointment of an Appointee in accordance with the paragraph above, until the earlier of such time as the WB Parties and their affiliates collectively own less than (other than as a result of splits, reclassifications, recapitalizations, recombinations and/or similar events or transactions) (i) the number of shares received by the WB Parties in the Transactions or (ii) an aggregate of 5% of the Company’s outstanding Common Stock on a fully diluted basis assuming the conversion, exercise and exchange of outstanding convertible, exercisable or exchangeable securities, if PIPE Purchaser or its affiliates so desire, the Company shall, consistent with and subject to the MGCL, acting through the Board, nominate for election to the Board, one representative designated by PIPE Purchaser or its affiliates, and reasonably acceptable to the Company, at each annual meeting of the Company’s stockholders. Pursuant to the Purchase and Sale Agreement, the Company agreed that Geoffrey Beattie shall be an acceptable and approved Appointee and nominee.

The issuance of the Shares pursuant to the Purchase and Sale Agreement is made in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

Fourth Amendment to Bank Credit Facility:

On February 23 2011, SH Funding entered into the fourth amendment to the bank credit facility. The following summarizes key terms of the bank credit facility that were amended:

•	the maximum facility size was reduced to $350,000,000 from $400,000,000;

•

maximum availability is now determined by the lesser of a 1.2 times (previously 1.3 times) debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by a 7% (previously 8%) debt constant on the balance outstanding under the bank credit facility, as defined in the loan agreement ) or a 55% (previously 45%) advance rate against the appraised value of the borrowing base assets; and

•	maximum corporate leverage, as defined in the loan agreement, decreased to 70% from 80%.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” of this annual report on Form 10-K.

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

The following financial statement schedule is included herein at pages 107 through 108.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 115 through 121 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2011	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 24, 2011	By:	/S/ LAURENCE S. GELLER Laurence S. Geller President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/S/ DIANE M. MOREFIELD Diane M. Morefield Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/S/ STEPHEN M. BRIGGS Stephen M. Briggs Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

	By:	/S/ RAYMOND L. GELLEIN, JR. Raymond L. Gellein, Jr. Chairman

	By:	/S/ ROBERT P. BOWEN Robert P. Bowen Director

	By:	/S/ KENNETH FISHER Kenneth Fisher Director

	By:	/S/ JAMES A. JEFFS James A. Jeffs Director

	By:	/S/ RICHARD D. KINCAID Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS David M.C. Michels Director

	By:	/S/ WILLIAM A. PREZANT William A. Prezant Director

	By:	/S/ EUGENE F. REILLY Eugene F. Reilly Director

EXHIBIT INDEX

Exhibit Number	Description
3.1.a	Articles of Amendment and Restatement of Strategic Hotel Capital, Inc. (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.c	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed on January 13, 2006 and incorporated herein by reference).

3.1.e	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), on April 21, 2006 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on May 19, 2010 and incorporated herein by reference).

3.1.h	Articles of Amendment filed on March 9, 2006 with the Maryland State Department of Assessments and Taxation relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 15, 2006 and incorporated herein by reference).

3.1.i	Articles of Amendment of Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of Strategic Hotels & Resorts, Inc., as amended and restated on November 14, 2008 (filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 001-32223), on November 18, 2008 and incorporated herein by reference).

4.1	Form of Certificate of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-133353) filed on April 18, 2006 and incorporated herein by reference).

4.2	Rights Agreement, dated as of November 14, 2008 between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on November 19, 2008 and incorporated herein by reference).

4.3	Amendment No. 1 to the Rights Agreement, dated as of November 24, 2009, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC, amending the Rights Agreement, dated as of November 14, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 25, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.1	Limited Liability Company Agreement of Strategic Hotel Funding, LLC (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 18, 2004 and incorporated herein by reference).

10.2	First Amendment to the Limited Liability Company Agreement of SHC Funding, LLC, dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, LLC, dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed on April 9, 2004 and incorporated herein by reference).

10.7	Registration Rights Agreement, dated as of June 29, 2004, by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.8	Registration Rights Agreement, dated as of June 29, 2004, by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

†10.9	Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on May 29, 2008 and incorporated herein by reference).

†10.10	Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed on June 8, 2004 and incorporated herein by reference).

†10.11	Form of Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.12	Form of Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 7, 2005 and incorporated herein by reference).

†10.13	Strategic Hotels & Resorts, Inc. Severance Program (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 4, 2010 and incorporated herein by reference).

†10.14	Summary of Director Compensation (filed as Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 21, 2010 and incorporated herein by reference).

Exhibit Number	Description
†10.15	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.16	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006, and incorporated herein by references.

†10.17	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

†10.18	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on September 11, 2006 and incorporated herein by reference).

10.27	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.28	Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale X, L.L.C., SHR Scottsdale Y, L.L.C. and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.76 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.29	Note, dated September 1, 2006 (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.30	Mezzanine Loan and Security Agreement, dated September 1, 2006, by and among SHR Scottsdale Mezz X-1, L.L.C., SHR Scottsdale Mezz Y-1, L.L.C., and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.31	Mezzanine Note, dated September 1, 2006 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.32	Amendment to Promissory Note dated as of October 20, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on November 8, 2006 and incorporated herein by reference).

10.33	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.82 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.34	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Michigan Avenue, LLC and Citigroup Global Realty Corp. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.35	Loan and Security Agreement, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.84 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.36	Amended and Restated Note, dated as of October 6, 2006, by and between SHC Chopin Plaza, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed on October 12, 2006 and incorporated herein by reference).

10.37	Credit Agreement, dated as of March 9, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.90 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.38	First Amendment to Credit Agreement, dated as of March 29, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on April 4, 2007 and incorporated herein by reference).

10.39	Second Amendment to Credit Agreement, dated as of April 18, 2007, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent, the various financial institutions as are or may become parties thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as co-lead arrangers and joint book running managers, Citicorp North America, Inc. and Wachovia Bank National Association, as co-syndication agents, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agent, and LaSalle Bank, National Association, as senior managing agent (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-32223), filed on May 7, 2007 and incorporated herein by reference).

10.42	Loan and Security Agreement, dated as of March 9, 2007, by and between New Santa Monica Beach Hotel, L.L.C. and JPMorgan Chase Bank N.A. (filed as Exhibit 10.95 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.43	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.44	Loan and Security Agreement, dated as of March 9, 2007, by and between SHC Half Moon Bay, LLC and Column Financial, Inc. (filed as Exhibit 10.97 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.45	Note, dated as of March 9, 2007, by SHC Half Moon Bay, LLC in favor of Column Financial, Inc. (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed on May 7, 2007 and incorporated herein by reference).

10.46	Amended and Restated Limited Liability Company Agreement of SHC Michigan Avenue Mezzanine II, LLC, dated as of August 31, 2007 (filed as Exhibit 10.101 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

10.47	Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.48	Side Letter, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.49	Third Amendment to the Mortgage Loan and Security Agreement, dated as of August 31, 2007, between SHC Michigan Avenue, LLC and Citigroup Global Markets Realty Corp. (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.50	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.51	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.52	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.53	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

10.54	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on September 7, 2007 and incorporated herein by reference).

†10.55	Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed on November 18, 2008 and incorporated herein by reference).

†10.56	Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 2, 2009 and incorporated herein by reference).

10.59	Third Amendment to Credit Agreement, dated as of February 25, 2009, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent and various financial institutions (filed as Exhibit 10.120 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on February 25, 2010 and incorporated herein by reference).

†10.62	Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

†10.63	Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

Exhibit Number	Description
†10.64	Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

†10.65	Offer Letter, dated as of March 9, 2010, by and between Ms. Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

†10.66	Separation Agreement, dated as of March 9, 2010, by and between Mr. James Mead and Strategic Hotel Funding L.L.C. (filed as Exhibit 99.3 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

10.67	Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.68	Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.69	Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.70	Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.71	Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.72	Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.73	Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.74	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.75	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.76	Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.77	Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics, as amended November 16, 2006 (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed on March 1, 2007 and incorporated herein by reference).

*21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*23.1	Consent of Deloitte & Touche LLP

*31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.