Form 10-Q
period 2011-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2011-05-05
CIK 1057436

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-32223

STRATEGIC HOTELS & RESORTS, INC.

(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Madison Street, Suite 1700, Chicago, Illinois (Address of principal executive offices)	60606-3415 (Zip Code)

Registrant’s telephone number, including area code: (312) 658-5000

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [    ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [    ] Accelerated filer [X] Non-accelerated filer [    ] Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]    No [x]

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 4, 2011 was 174,798,667.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$1,913,569	$1,835,451
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $7,197 and $6,536	33,350	32,620
Assets held for sale	45,143	45,145
Investment in unconsolidated affiliates	100,438	18,024
Cash and cash equivalents	68,475	78,842
Restricted cash and cash equivalents	41,408	34,618
Accounts receivable, net of allowance for doubtful accounts of $1,738 and $1,922	51,096	35,250
Deferred financing costs, net of accumulated amortization of $17,067 and $15,756	3,101	3,322
Deferred tax assets	5,830	4,121
Other assets	37,438	34,564

Total assets	$2,340,207	$2,162,316

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$1,121,458	$1,118,281
Bank credit facility	7,000	28,000
Liabilities of assets held for sale	95,417	93,206
Accounts payable and accrued expenses	281,560	266,773
Deferred tax liabilities	48,736	1,732
Deferred gain on sale of hotels	4,029	3,930

Total liabilities	1,558,200	1,511,922
Noncontrolling interests in SHR’s operating partnership	5,505	5,050
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $133,681 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $136,347 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $170,434 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 174,798,667 and 151,305,314 common shares issued and outstanding)	1,748	1,513
Additional paid-in capital	1,694,880	1,553,286
Accumulated deficit	(1,212,980)	(1,185,294)
Accumulated other comprehensive loss	(100,432)	(107,164)

Total SHR’s shareholders’ equity	741,137	620,262
Noncontrolling interests in consolidated affiliates	35,365	25,082

Total equity	776,502	645,344

Total liabilities, noncontrolling interests and equity	$2,340,207	$2,162,316

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2011	2010
Revenues:
Rooms	$91,470	$80,890
Food and beverage	62,882	54,699
Other hotel operating revenue	19,973	19,100
Lease revenue	1,215	1,187

Total revenues	175,540	155,876

Operating Costs and Expenses:
Rooms	26,627	24,161
Food and beverage	46,007	39,805
Other departmental expenses	50,673	46,825
Management fees	5,774	5,672
Other hotel expenses	13,358	13,228
Lease expense	1,196	1,195
Depreciation and amortization	30,605	34,043
Corporate expenses	14,477	6,060

Total operating costs and expenses	188,717	170,989

Operating loss	(13,177)	(15,113)
Interest expense	(19,548)	(21,506)
Interest income	32	151
Equity in losses of unconsolidated affiliates	(1,600)	(560)
Foreign currency exchange gain (loss)	139	(451)
Other income, net	3,925	232

Loss before income taxes and discontinued operations	(30,229)	(37,247)
Income tax benefit	1,648	837

Loss from continuing operations	(28,581)	(36,410)
Income from discontinued operations, net of tax	162	1,799

Net Loss	(28,419)	(34,611)
(Loss) gain on currency translation adjustments	(2,643)	365
Gain (loss) on derivatives activity	9,375	(21,400)

Comprehensive Loss	(21,687)	(55,646)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	106	709
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	595	1,599

Comprehensive Loss Attributable to SHR	$(20,986)	$(53,338)

Net Loss	$(28,419)	$(34,611)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	138	442
Net loss attributable to the noncontrolling interests in consolidated affiliates	595	1,599

Net Loss Attributable to SHR	(27,686)	(32,570)
Preferred shareholder dividends	(7,721)	(7,721)

Net Loss Attributable to SHR Common Shareholders	$(35,407)	$(40,291)

Amounts Attributable to SHR:
Loss from continuing operations	$(27,847)	$(34,346)
Income from discontinued operations	161	1,776

Net loss	$(27,686)	$(32,570)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.23)	$(0.55)
Income from discontinued operations attributable to SHR common shareholders	-	0.02

Net loss attributable to SHR common shareholders	$(0.23)	$(0.53)

Weighted average common shares outstanding	157,333	75,572

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net loss	$(28,419)	$(34,611)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(2,921)	(1,669)
Depreciation and amortization	30,605	35,857
Amortization of deferred financing costs, discount and interest rate swap costs	6,413	10,978
Equity in losses of unconsolidated affiliates	1,600	560
Share-based compensation	9,958	864
Gain on sale of assets	(2,654)	-
Foreign currency exchange gain	(197)	(6,068)
Recognition of deferred gains	(1,205)	(1,219)
Mark to market of derivative financial instruments	(4,366)	-
(Increase) decrease in accounts receivable	(7,326)	5,483
Decrease in other assets	94	1,352
Increase (decrease) in accounts payable and accrued expenses	2,077	(444)

Net cash provided by operating activities	3,659	11,083

Investing Activities:
Proceeds from sale of investments	9,000	-
Cash received from unconsolidated affiliates	716	113
Unconsolidated affiliates recapitalization	(57,380)	-
Unrestricted cash acquired through acquisition and recapitalization	30,600	-
Capital expenditures	(9,578)	(7,722)
Increase in restricted cash and cash equivalents	(12,155)	(4,911)
Increase in security deposits related to sale-leasebacks	(1,270)	(84)

Net cash used in investing activities	(40,067)	(12,604)

Financing Activities:
Proceeds from issuance of common stock	50,000	-
Equity issuance costs	(273)	-
Borrowings under bank credit facility	67,000	17,000
Payments on bank credit facility	(88,000)	-
Payments on mortgages and other debt	(1,635)	(4,946)
Debt financing costs	(1,038)	-
Interest rate swap costs	(3,921)	(27,940)
Other financing activities	(500)	(160)

Net cash provided by (used in) financing activities	21,633	(16,046)

Effect of exchange rate changes on cash	3,418	(2,084)

Net change in cash and cash equivalents	(11,357)	(19,651)
Change in cash of assets held for sale	990	-
Cash and cash equivalents, beginning of period	78,842	116,310

Cash and cash equivalents, end of period	$68,475	$96,659

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2011	2010
Supplemental Schedule of Non-Cash Activities:
Acquisition of hotel properties (see note 3)	$89,273	$-

(Gain) loss on mark to market of derivative instruments (see notes 2 and 9)	$(9,375)	$21,400

Increase in capital expenditures recorded as liabilities	$2,692	$1,063

Cash Paid For:
Interest, net of interest capitalized	$16,963	$13,616

Income taxes, net of refunds	$416	$1,084

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2011, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in: the United States; Paris, France; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2011. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of March 31, 2011, SH Funding owned or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale (1)	11. Loews Santa Monica Beach Hotel
3. Four Seasons Jackson Hole	12. Marriott Champs Elysees Paris (Paris Marriott) (4)
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg (5)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire (6)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (6)
7. Hotel del Coronado (2)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago (3)	18. Westin St. Francis

(1)	The Company has a ground lease interest in one land parcel at this property.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 34.3% interest (see note 5).
(3)	These properties are owned by consolidated affiliates in which the Company indirectly holds 51% interests.
(4)	The Company had a leasehold interest in this property. On April 6, 2011, the Company sold its leasehold interest in this property (see note 4).
(5)	The Company has a leasehold interest in this property.
(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and it is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2011, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: a 31% interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM) and a 34.3% interest in the unconsolidated affiliate that owns the Hotel del Coronado (New Hotel Venture) (see note 5). At March 31, 2011, SH Funding also owned an 85.8% controlling interest in the entity that owns both a condominium-hotel development adjacent to the Hotel del Coroando (North Beach Venture) and a 40.0% interest in the New Hotel Venture (see note 5), and 51% controlling interests in each of the entities that own the InterContinental Chicago and the Hyatt Regency La Jolla hotels, which are consolidated in the accompanying financial statements.

All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts included in the financial statements for prior periods have been reclassified to conform to the current financial statement presentation as a result of discontinued operations.

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

Restricted Cash and Cash Equivalents:

At March 31, 2011 and December 31, 2010, restricted cash and cash equivalents included $16,745,000 and $15,920,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2011 and December 31, 2010, restricted cash and cash equivalents also included reserves of $24,663,000 and $18,698,000, respectively, required by loan and other agreements.

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

The Company completed an equity offering during the second quarter of 2010 (see note 8), which resulted in an ownership change under Section 382 of the Tax Code. As a result, some of the Company’s net operating loss carryforwards were reduced or eliminated in accordance with the provisions of Section 382. A full valuation reserve has been provided against net operating loss carryforwards not subject to Section 382 due to uncertainty of realization. Therefore, the ownership change had no impact to the statements of operations.

For the three months ended March 31, 2011 and 2010, income tax benefit related to continuing operations is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Current tax (expense):
Europe	$(6)	$-
Mexico	(224)	(863)
United States	(1,402)	-

	(1,632)	(863)

Deferred tax (expense) benefit:
Mexico	(139)	(75)
United States	3,419	1,775

	3,280	1,700

Total income tax benefit	$1,648	$837

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Loss from continuing operations attributable to SHR	$(27,847)	$(34,346)
Preferred shareholder dividends	(7,721)	(7,721)

Loss from continuing operations attributable to SHR common shareholders	$(35,568)	$(42,067)

Denominator:
Weighted average common shares – basic and diluted	157,333	75,572

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of March 31, 2011 and 2010 are as follows (in thousands):

	Computation For Three Months Ended
	March 31,
	2011	2010

Noncontrolling interests	853	955
Options and RSUs	1,904	1,894

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of March 31, 2011 and 2010 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL

Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Mark to market of derivative instruments	9,321	-	9,321
Reclassification to equity in losses of unconsolidated affiliates	54	-	54
CTA activity	-	(2,643)	(2,643)

Balance at March 31, 2011	$(85,558)	$(14,874)	$(100,432)

	Derivative and Other Adjustments	CTA	Accumulated OCL

Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Mark to market of derivative instruments	(21,319)	-	(21,319)
Reclassification to equity in losses of unconsolidated affiliates	(81)	-	(81)
CTA activity	-	365	365

Balance at March 31, 2010	$(102,849)	$12,473	$(90,376)

New Accounting Guidance:

In December 2010, the Financial Accounting Standards Board issued new guidance that amends the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted the new guidance on January 1, 2011, and determined that it did not have a material impact to the financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of March 31, 2011 and December 31, 2010, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	March 31,	December 31,
	2011	2010

Land	$343,943	$318,756
Land held for development	107,908	107,908
Leasehold interest	11,633	11,633
Buildings	1,468,185	1,405,462
Building and leasehold improvements	95,487	95,487
Site improvements	44,333	43,487
Furniture, fixtures and equipment	438,957	423,588
Improvements in progress	15,435	10,679

Total investment in hotel properties	2,525,881	2,417,000
Less accumulated depreciation	(612,312)	(581,549)

Total investment in hotel properties, net	$ 1,913,569	$1,835,451

Consolidated hotel properties	15	13
Consolidated hotel rooms	6,727	6,403

Acquisition of Four Seasons Silicon Valley and Four Seasons Jackson Hole

On March 11, 2011, the Company acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in exchange for an aggregate of 15,200,000 shares of SHR’s common stock at a price of $6.08 per share based on the March 11, 2011 SHR common share closing price, or approximately $92,416,000. Due to the acquisition completion date near the March 31, 2011 quarter-end, the allocation of the purchase price is preliminary and is based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of March 11, 2011. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocation as soon as possible, but no later than one year from the acquisition date. The preliminary allocation of the purchase price for the acquisition is as follows (in thousands):

	Four Seasons Silicon Valley	Four Seasons Jackson Hole
Land	$5,518	$19,669
Buildings	27,269	33,450
Site improvements	400	444
Furniture, fixtures and equipment	2,827	4,236
Intangible assets	88	372
Net working capital	378	(2,235)

	$36,480	$55,936

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	DISCONTINUED OPERATIONS

The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Hotel operating revenues	$8,805	$13,521

Operating costs and expenses	8,682	12,577
Depreciation and amortization	-	1,814

Total operating costs and expenses	8,682	14,391

Operating income (loss)	123	(870)
Interest expense	-	(3,186)
Interest income	-	7
Foreign currency exchange gain	58	6,519
Other income, net	326	-
Income tax expense	(359)	(59)
Gain (loss) on sale	14	(612)

Income from discontinued operations	$162	$1,799

Assets Held for Sale:

Paris Marriott

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received €10,100,000 ($14,500,000) of an additional €11,600,000 ($16,630,000) owed related to the release of the security deposit and other closing adjustments for total proceeds of approximately €40,800,000 ($58,197,000). The Company anticipates recording a gain on sale of the property due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 6).

The hotel’s assets and liabilities owned by the Company have been classified as held for sale on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010. The significant components of assets held for sale and liabilities of assets held for sale at March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Investment in hotel properties, net	$6,443	$6,226
Cash	2,009	2,999
Restricted cash	1,350	1,320
Accounts receivable, net of allowance for doubtful accounts	4,917	5,636
Deferred tax asset (a)	27,944	26,712
Other assets	2,480	2,252

Assets held for sale	$45,143	$45,145

Accounts payable and accrued expenses	$4,922	$6,969
Deferred gain on sale of hotel (a)	90,495	86,237

Liabilities of assets held for sale	$95,417	$93,206

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

Assets Sold:

InterContinental Prague

On December 15, 2010, the Company sold the InterContinental Prague hotel for an approximate consideration of €106,090,000 ($141,368,000). The consideration included the assignment of the hotel’s third party debt of €101,600,000 ($135,385,000) and the interest rate swap liability related to the third party indebtedness, estimated to be approximately €4,490,000 ($5,983,000) . For the year ended December 31, 2010, the Company received net sales proceeds of $3,564,000. In addition, as part of the transaction, approximately €2,000,000 ($2,665,000) of restricted cash related to the hotel was released to the Company.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investment in unconsolidated affiliates as of March 31, 2011 and December 31, 2010 includes the following (in thousands):

	March 31,	December 31,
	2011	2010
New Hotel Venture (a)	$96,488	$-
Hotel and North Beach Ventures (a)	-	7,787
Four Seasons RCPM (b)	3,950	3,878
BuyEfficient (c)	-	6,359

Total investment in unconsolidated affiliates	$100,438	$18,024

(a)	As of December 31, 2010, the Company owned 45.0% ownership interests in SHC KSL Partners, LP (Hotel Venture), the then owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Company earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. The Company recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by the Company. These fees amounted to $135,000 for the three months ended March 31, 2010, and are included in other income, net in the consolidated statement of operations.

In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts of $610,000,000. The loans accrued interest at the London Interbank Offered Rate (LIBOR) plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bore interest at LIBOR plus 2.50%. At December 31, 2010, there was a balance of $18,500,000 on the revolving credit facility and there were no letters of credit outstanding. In December 2010, the Hotel Venture purchased a $37,500,000 mezzanine layer of the debt structure for a discounted pay-off of $13,000,000. The remaining principal on the loans and revolving credit facility had a maturity date of January 7, 2011. On January 7, 2011, the Hotel Venture obtained an extension of the maturity date to February 9, 2011.

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, the Company acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (New Hotel Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, the Company contributed $57,380,000 of cash drawn from the Company’s bank credit facility to fund its contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$1,700,000 financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the New Hotel Venture. The New Hotel Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, the Company also acquired its partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25,597,000 and an existing deferred tax liability of approximately $48,575,000. As a result of the Transaction, the Company recorded an equity method investment of $97,649,000. Pursuant to the terms of the Transaction, Blackstone will be the general partner of the New Hotel Venture with a 60.0% ownership interest and the Company will be a limited partner with an indirect 34.3% ownership interest.

The New Hotel Venture secured $425,000,000 of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the New Hotel Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loan.

The Company will continue to act as asset manager and will earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the New Hotel Venture with Blackstone, the Company and the other remaining member of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the New Hotel Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the three months ended March 31, 2011, the Company recognized fees of $1,293,000, which are included in other income, net on the consolidated statement of operations.

(b)	The Company owns a 31% interest in and acts as asset manager for an unconsolidated affiliate with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $20,000 and $39,000 for the three months ended March 31, 2011 and 2010, respectively, and are included in other income, net on the consolidated statements of operations.

(c)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, the Company sold its 50% interest for $9,000,000 and recognized a gain on sale of $2,640,000 for the three months ended March 31, 2011, which is included in other income, net on the consolidated statement of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates

The following is summarized financial information for the Company’s unconsolidated affiliates as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Assets
Investment in hotel properties, net	$548,828	$298,362
Goodwill	-	23,401
Intangible assets, net	44,436	49,000
Cash and cash equivalents	23,958	22,400
Restricted cash and cash equivalents	8,464	12,087
Other assets	30,783	20,842

Total assets	$656,469	$426,092

Liabilities and Partners’ Equity (Deficit)
Mortgage and other debt payable	$425,000	$592,476
Other liabilities	34,034	33,472
Partners’ equity (deficit)	197,435	(199,856)

Total liabilities and partners’ equity (deficit)	$656,469	$426,092

	Three Months Ended
	March 31,
	2011	2010
Revenues
Hotel operating revenue	$23,964	$23,736
Residential sales	1,638	3,513
Other	4,298	1,142

Total revenues	29,900	28,391
Expenses
Hotel operating expenses	20,961	18,209
Residential costs of sales	541	1,829
Depreciation and amortization	4,463	4,236
Other operating expenses	1,878	2,042

Total operating expenses	27,843	26,316

Operating income	2,057	2,075
Interest expense, net	(6,554)	(4,270)
Other (expenses) income, net	(518)	313

Net loss	$(5,015)	$(1,882)

Equity in losses in unconsolidated affiliates
Net loss	$(5,015)	$(1,882)
Partners’ share of loss of unconsolidated affiliates	2,889	973
Adjustments for basis differences, taxes and intercompany eliminations	526	349

Total equity in losses of unconsolidated affiliates	$(1,600)	$(560)

As a result of the Transaction, the Company recorded the net assets of the New Hotel Venture at their fair values. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in losses of the unconsolidated affiliates.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $53,000 and $54,000 of the deferred gain for the three months March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,029,000 and $3,930,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,654,000 (adjusting by an index formula) ($5,179,000 based on the foreign exchange rate as of March 31, 2011) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at March 31, 2011 and December 31, 2010 was $2,693,000 and $2,540,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The hotel’s assets and liabilities owned by the Company have been classified as held for sale on the accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 and the results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented.

The Company recognized $1,152,000 and $1,165,000 of the deferred gain related to the Paris Marriott in income from discontinued operations for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the deferred gain on the sale of the Paris Marriott amounted to $90,495,000 and $86,237,000, respectively, which is recorded in liabilities of assets held for sale. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €12,295,000 (adjusting by an index formula) ($17,427,000 based on the foreign exchange rate as of March 31, 2011) and pays additional rent based upon the performance of the hotel, which are included in income from discontinued operations, in the Company’s consolidated statements of operations. At March 31, 2011 and December 31, 2010, a euro-denominated security deposit was $14,055,000 and $14,459,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The entire security deposit will be returned to the Company within six months after the sale of the Paris Marriott leasehold interest (see note 4).

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgages and other debt payable at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity	March 31, 2011	December 31, 2010
Fairmont Scottsdale	56	September 2011(b)	$180,000	$180,000
InterContinental Chicago	106	October 2011(b)	121,000	121,000
InterContinental Miami	73	October 2011(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2012(c)	118,250	118,250
Ritz-Carlton Half Moon Bay	67	March 2012(c)	76,500	76,500
Hyatt Regency La Jolla	100	September 2012	97,500	97,500
Marriott London Grosvenor Square (d)	110	October 2013	118,982	117,281
Fairmont Chicago (d)	Fixed	June 2017	97,750	97,750
Westin St. Francis (d)	Fixed	June 2017	220,000	220,000

Total mortgages payable			1,119,982	1,118,281
Other debt (e)	Fixed	January 2013	1,476	-

Total mortgages and other debt payable			$1,121,458	$1,118,281

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.24% at March 31, 2011) for all loans except for those secured by the Marriott London Grosvenor Square, the Westin St. Francis, and the Fairmont Chicago. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.82% at March 31, 2011). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%.

(b)	The Company is currently working to restructure, refinance or extend these loans.

(c)	In February 2011, the Company exercised the final options to extend the maturity dates of these loans by an additional year to March 2012.

(d)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2011.

(e)	The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheet as of March 31, 2011.

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

The table below presents the effect of the Exchangeable Notes on the Company’s consolidated statement of operations for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010
Statement of Operations:
Coupon interest	$1,575
Discount amortization	1,106

Total interest	$2,681

Effective interest rate	6.25%

Bank Credit Facility:

On February 23, 2011, SH Funding exercised its option to extend the maturity date of the bank credit facility from March 9, 2011 to March 9, 2012 and entered into the fourth amendment to the bank credit facility. The following summarizes key terms of the bank credit facility that were amended:

—	the maximum facility size was reduced to $350,000,000 from $400,000,000;

—

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

—	maximum corporate leverage, as defined in the loan agreement, decreased to 70% from 80%.

Prior to the fourth amendment in February 2011, SH Funding entered into a third amendment to the bank credit facility in February 2009, which, among other things, reduced the maximum facility size to $400,000,000 but provided the Company with additional flexibility with respect to its financial covenants and related financial calculations. The amended interest rate on the facility is LIBOR plus a margin of 3.75% in

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

The weighted average interest rate for the three months ended March 31, 2011 was 4.08%. At March 31, 2011, maximum availability was determined by the lesser of a 1.2 times debt service coverage on the borrowing base assets or a 55% advance rate against the appraised value of the borrowing base assets. Based on these requirements, the Company had approximately $310,290,000 available under the bank credit facility at March 31, 2011. At March 31, 2011, there was $7,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,500,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2011.

Debt Maturity:

The following table summarizes the aggregate maturities as of March 31, 2011 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2011 (remainder)	$392,653
2012	310,952
2013	124,423
2014	9,481
2015	10,075
Thereafter	280,874

Total	$1,128,458

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $232,000 and $145,000 for the three months ended March 31, 2011 and 2010, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,280,000 and $1,830,000 for the three months ended March 31, 2011 and 2010, respectively.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2010 (excluding 853,461 and 954,571 units of SH Funding (OP units) outstanding at March 31, 2011 and December 31, 2010, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2010	151,305
RSUs redeemed for shares of SHR common stock	193
OP units redeemed for shares of SHR common stock	101
Common stock issued	23,200

Outstanding at March 31, 2011	174,799

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

On March 11, 2011, the Company issued an aggregate of 15,200,000 shares of SHR’s common stock in connection with the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels (see note 3). In addition, the Company issued 8,000,000 shares of SHR’s common stock to an affiliate of the seller in a concurrent private placement at a price of $6.25 per share. The shares issued in connection with the acquisition of the hotels and the concurrent private placement are restricted from being transferred for twelve months from the closing date, subject to certain exceptions in the stock transfer restriction and registration rights agreement. After expenses, net proceeds from the concurrent private placement totaled approximately $49,727,000, which were used to repay existing indebtedness under the Company’s bank credit facility.

On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a price of $4.60 per share. After discounts, commissions, and expenses, SHR raised net proceeds of approximately $331,832,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 7) and repay existing indebtedness under the Company’s bank credit facility.

As of March 31, 2011, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

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

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative. As of March 31, 2011, unpaid cumulative dividends on SHR’s preferred stock were as follows:

	Aggregate (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$21,462	$4.78
8.25% Series B Cumulative Redeemable Preferred Stock	$21,347	$4.64
8.25% Series C Cumulative Redeemable Preferred Stock	$26,684	$4.64

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of March 31, 2011, the Company did not pay quarterly dividends for nine quarters. There have been no new directors added to the board pursuant to this right.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’	Nonredeemable Noncontrolling	Total Permanent Shareholders’	Total Redeemable Noncontrolling Interests (Temporary
	Equity	Interests	Equity	Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	141,462	-	141,462	682
RSUs redeemed for common shares	2	-	2	-
Net loss	(27,686)	(595)	(28,281)	(138)
CTA	(2,630)	-	(2,630)	(13)
Derivatives activity	9,330	-	9,330	45
Share-based compensation	275	-	275	1
Redemption value adjustment	(272)	-	(272)	272
Noncontrolling interests assumed in the Transaction	-	10,725	10,725	-
Other	394	153	547	(394)

Balance at March 31, 2011	$741,137	$35,365	$776,502	$5,505

	SHR Shareholders’	Nonredeemable Noncontrolling	Total Permanent Shareholders’	Total Redeemable Noncontrolling Interests (Temporary
	Equity	Interests	Equity	Equity) (a)
Balance at December 31, 2009	$568,980	$23,188	$592,168	$2,717
RSUs redeemed for common shares	2	-	2	-
Net loss	(32,570)	(1,599)	(34,169)	(442)
CTA	360	-	360	5
Derivatives activity	(21,128)	-	(21,128)	(272)
Share-based compensation	272	-	272	4
Distributions	(35)	-	(35)	-
Redemption value adjustment	(2,034)	-	(2,034)	2,034
Other	(12)	(38)	(50)	12

Balance at March 31, 2010	$513,835	$21,551	$535,386	$4,058

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of March 31, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $5,505,000 (based on the March 31, 2011 SHR common share closing price of $6.45) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively. As of March 31, 2010 and December 31, 2009, the redeemable noncontrolling interests had a redemption value of approximately $4,058,000 (based on the March 31, 2010 SHR common share closing price of $4.25) and $1,776,000 (based on the December 31, 2009 SHR common share closing price of $1.86), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in losses of unconsolidated affiliates, loss on early extinguishment of debt, or income from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Except for the CVA, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, all derivative liabilities are categorized as Level 3.

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

The effective portion of changes in the fair value of derivatives in cash flow hedging relationships is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $40,083,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	8	$600,000
Interest rate swap	1	£74,160

At March 31, 2011 and December 31, 2010, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flows was $600,000,000 and $725,000,000, respectively. The Company’s swaps have fixed pay rates against LIBOR ranging from 4.84% to 5.50% and maturity dates ranging from July 2012 to February 2016.

In addition, at March 31, 2011 and December 31, 2010, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £74,160,000 and £75,190,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.

Termination of Cash Flow Hedges

In February 2011, the Company paid $4,201,000 to terminate three interest rate swaps with a combined notional amount of $125,000,000. The interest rate swaps were originally entered into to hedge the Company’s forecasted LIBOR-based debt. The Company concluded that it was probable that the originally forecasted levels of LIBOR-based debt would still occur; therefore, any amounts previously recorded in accumulated OCL related to these swaps will be reclassified into earnings over the life of the swap.

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2011, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	1	$100,000
Interest rate caps	8	$585,750

During the second quarter of 2010, the Company de-designated one interest rate swap as a cash flow hedge with a notional amount of $100,000,000. The swap has a fixed pay rate against LIBOR of 4.96% and a maturity date of December 2014.

At March 31, 2011 and December 31, 2010, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $585,750,000 and $594,750,000, respectively. These caps have LIBOR strike rates ranging from 6.00% to 7.50% and maturity dates ranging from September 2011 to March 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivatives in cash flow hedging relationships:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(74,802)	$(86,166)
Derivatives not designated as hedging instruments:
Interest rate swap (a)	Accounts payable and accrued expenses	$(11,084)	$(12,164)
Interest rate caps	Accounts payable and accrued expenses	$-	$-

(a)	This liability is based on an aggregate termination value of $(90,179,000) and $(105,657,000) excluding accrued interest and includes a CVA of $4,293,000 and $7,327,000 as of March 31, 2011 and December 31, 2010, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of March 31, 2011 or December 31, 2010. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the three months ended March 31, 2011 and 2010 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap transactions (b)	3,921
Unrealized gains	8,523

Balance as of March 31, 2011	$(85,886)

Balance as of January 1, 2010	$(63,755)
Interest rate swap transactions (c)	27,940
Unrealized losses	(29,505)

Balance as of March 31, 2010	$(65,320)

(b)	During the three months ended March 31, 2011, the Company paid transaction fees of $4,201,000, which includes accrued interest of $280,000, to terminate three interest rate swaps. Amounts existing in accumulated OCL will be reclassified into earnings over the life of the swaps.

(c)	During the three months ended March 31, 2010, the Company paid transaction fees of $24,672,000 to buy down certain domestic interest rate swap fixed pay rates. The modified swaps had effective dates of February 15, 2010 and were designated as cash flow hedges at the time of the buy down transactions. The transaction fees were recorded in accumulated OCL. Amounts existing in accumulated OCL will be reclassified into earnings over the life of the swaps.

During the three months ended March 31, 2010, the Company paid $3,268,000 to buy down a EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. The modified swap remained designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction were reclassified into earnings over the life of the swap. On December 15, 2010, the Company sold the InterContinental Prague. The EURIBOR interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction. Amounts related to this were eliminated from the Company’s consolidated financial statements at the time the transaction closed.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(712)	$(35,796)
Effective portion of loss reclassified into interest expense – continuing operations	$(10,033)	$(12,730)
Effective portion of loss reclassified into interest expense – discontinued operations	$-	$(1,666)
Ineffective portion of (loss) gain recognized in interest expense – continuing operations	$(326)	$743
Ineffective portion of loss recognized in interest expense – discontinued operations	$-	$(837)
	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
Interest rate swap:
Mark to market gain recognized in interest expense	$95	$-
Interest rate caps:
Loss recognized in other income, net	$(23)	$(51)
Loss recognized in equity in losses of unconsolidated affiliates	$(54)	$(70)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of March 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any CVA, related to these agreements was $(92,994,000). As of March 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $(92,994,000). The Company has not breached any of the provisions as of March 31, 2011.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs:

The Company recorded compensation expense of $777,000 and $358,000 related to RSUs and performance-based RSUs (net of estimated forfeitures) for the three months ended March 31, 2011 and 2010, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2011, there was unrecognized compensation expense of $4,846,000 related to nonvested RSUs and $808,000 related to performance-based RSUs granted under the Amended Plan. That cost is expected to be recognized over a weighted average period of 2.47 years for nonvested RSUs and 0.75 year for performance-based RSUs.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of March 31, 2011, all one million units have been granted under the Value Creation Plan. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan.

The Company has accounted for the Value Creation Plan as a liability award and has recorded the liability in accounts payable and accrued expenses on the consolidated balance sheets. The fair value of the Value Creation Plan will be re-measured at the end of each reporting period, and the Company will make adjustments to the compensation expense and liability to reflect the fair value. The fair value of the liability at March 31, 2011 and December 31, 2010 was $21,903,000 and $12,722,000, respectively. The compensation expense recognized for the three months ended March 31, 2011 and 2010 was $9,181,000 and $506,000, respectively.

11.	RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement. All prior grants made by the Company to Mr. Michels pursuant to the consulting agreement shall continue to vest provided the conditions to such vesting contained in the consulting agreement are satisfied. For the three months ended March 31, 2011 and 2010, the Company recognized expense of $15,000 and $25,000, respectively, in corporate expenses on the consolidated statements of operations, related to the consulting agreement.

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

Letters of Credit:

As of March 31, 2011, the Company provided $500,000 in letters of credit related to its corporate office space lease and $2,000,000 in connection with the Four Seasons Mexico City hotel purchase and sale agreement to secure the indemnity obligations of the seller thereunder. On April 29, 2011, the letter of credit associated with the Four Seasons Mexico City transaction expired.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31 2011 and December 31, 2010, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At March 31, 2011 and December 31, 2010, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $319,226,000 and $317,750,000, respectively.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of March 31, 2011, the Company estimated that in the current market the spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 300 to 600 basis points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt and bank credit facility to be approximately $17,000,000 to $41,000,000 lower than the total carrying value of $809,232,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $8,000,000.

To calculate the estimated fair value of the variable-rate mortgage debt and bank credit facility as of December 31, 2010, the Company estimated that the market spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 400 to 600 basis points as compared to the contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt and bank credit facility to be approximately $31,000,000 to $50,000,000 lower than the total carrying value of $828,531,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $10,000,000.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of March 31, 2011, the Company’s foreign operations (excluding discontinued operations) and long-lived assets (excluding assets held for sale) consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
United States	$157,059	$133,514
Mexico	10,561	14,093
Europe	7,920	8,269

Total	$175,540	$155,876

	March 31, 2011	December 31, 2010
Long-lived Assets:
United States	$1,708,341	$1,631,637
Mexico	171,864	173,050
Europe	107,073	103,743

Total	$1,987,278	$1,908,430

15.	MANAGEMENT AGREEMENTS

The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At March 31, 2011 and December 31, 2010, deferred credits of $8,064,000 and $8,276,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Management Agreements

The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. The Company recognized fees of $138,000 and $100,000 for the three months ended March 31, 2011 and 2010, respectively, under these agreements, which are included in other income, net in the consolidated statements of operations.

16.	SUBSEQUENT EVENT

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel (see note 4).

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “will continue,” “will likely result” or other comparable expressions or the negative of these words or phrases identify forward-looking statements. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements — 1. General” for the hotel interests owned by us as of March 31, 2011.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2011. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, and “us” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2011, as applicable, unless otherwise noted.

Key Indicators of Operating Performance

We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) such as total revenues, operating income (loss), net income (loss), and earnings per share, as well as other non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key indicators that we evaluate include average daily occupancy, average daily rate (ADR), revenue per available room (RevPAR), and Total RevPAR, which are more fully discussed under “– Factors Affecting Our Results of Operations – Revenues.” We also evaluate Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Comparable EBITDA, Funds from Operations (FFO), FFO-Fully Diluted, and Comparable FFO as supplemental measures to GAAP performance measures. We provide a more detailed discussion of the non-GAAP financial measures under “– Non-GAAP Financial Measures.”

Outlook

We expect RevPAR and occupancy gains experienced in the latter part of 2010 and first quarter of 2011 to continue throughout 2011, driven by improved demand from both group and transient business. The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth.

The first quarter of 2011 represented the fifth consecutive quarter of demand growth and fourth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Excluding the hotels acquired this year, occupancy increased by 5.5 percentage points, driven by a 7.8% increase in group room nights and a 10.1% increase in transient room nights compared to the three months ended March 31, 2010. ADR at our hotels increased 2.7% in the quarter, primarily as a result of a 3.3% increase in group rate. We continued to see a more active corporate customer with corporate transient demand up 20.0% with a rate increase of 4.3%. For the quarter, RevPAR increased 11.9% and Total RevPAR increased 10.7%.

RevPAR growth at our European hotels was 2.9% in the first quarter of 2011, or 1.5% on constant U.S. dollars basis.

As we assess lodging supply/demand dynamics looking forward, we are optimistic about the prospects for a robust and sustained recovery, particularly in the markets where we own assets. Group bookings pace remains our best forward indicator of demand. Definite group room nights for 2011 are up 12.1% compared to the same time last year and are booked at 1.7% higher rates. New supply remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

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

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received €10.1 million ($14.5 million) of an additional €11.6 million ($16.6 million) owed related to the release of a security deposit and other closing adjustments for total proceeds of approximately €40.8 million ($58.2 million). This property’s assets and liabilities have been classified as held for sale as of March 31, 2011 and December 31, 2010, and the results of operations for this property have been classified as discontinued operations for all periods presented.

On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price, or approximately $92.4 million.

On February 4, 2011 we completed a recapitalization transaction that changed our ownership interest in the Hotel del Coronado. See “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further description of this transaction.

On December 15, 2010, we sold the InterContinental Prague hotel for approximate consideration of €106.1 million ($141.4 million). The consideration included the assignment of the hotel’s third party debt and the interest rate swap liability related to the third party indebtedness. Net proceeds from the sale, after prorations, were approximately $3.6 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

Total Portfolio and Same Store Asset Definitions. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties and assets held for sale included in discontinued operations.

We present certain information about our hotel operating results on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented.

Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2011 and 2010 exclude the Four Seasons Silicon Valley, the Four Seasons Jackson Hole, the Hotel del Coronado, which we account for using the equity method of accounting, and all sold properties and assets held for sale included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2011 and 2010 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2011	2010	2011	2010
Revenues:
Rooms	52.1%	51.9%	52.3%	51.9%
Food and beverage	35.8%	35.1%	36.0%	35.1%
Other hotel operating revenue	11.4%	12.2%	11.0%	12.2%
Lease revenue	0.7%	0.8%	0.7%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

—	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

—	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

—

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

—	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

—	average daily occupancy;

—	ADR;

—	RevPAR, which is the product of ADR and average daily occupancy, but does not capture food and beverage revenue or other hotel operating revenue; and

—	Total RevPAR, which captures rooms revenue, food and beverage revenue and other hotel operating revenue.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy less than 10 rooms per night. Transient customers accounted for approximately 53.5% and 53.0% of the rooms sold during the three months ended March 31, 2011 and 2010, respectively. We divide our transient customers into the following subcategories:

—

Transient Leisure – This category generates the highest room rates and includes travelers that receive published rates offered to the general public that do not have access to negotiated or discounted rates.

—

Transient Negotiated – This category includes travelers, who are typically associated with companies and organizations that generate high volumes of business, that receive negotiated rates that are lower than the published rates offered to the general public.

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 46.5% and 47.0% of the rooms sold during the three months ended March 31, 2011 and 2010, respectively. We divide our group customers into the following subcategories:

—	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

—	Group Corporate – This category includes group bookings related to corporate business.

—	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. The U.S. GDP continued to improve during the first quarter of 2011 leading to increased hotel demand over prior year. The increase in demand has come from both our Transient and our Group categories. However, total demand is still well below levels reached before the recent economic downturn; therefore, the ADR for our hotels remains depressed.

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

For purposes of calculating our Total Portfolio RevPAR for the three months ended March 31, 2011 and 2010, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole for the three months ended March 31, 2011. These methods for calculating RevPAR each period is consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2011 and 2010 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2011	2010	2011	2010
Hotel Operating Expenses:
Rooms	18.7%	18.6%	18.9%	18.7%
Food and beverage	32.3%	30.7%	32.4%	30.8%
Other departmental expenses	35.6%	36.1%	35.6%	36.2%
Management fees	4.0%	4.4%	4.0%	4.4%
Other hotel expenses	9.4%	10.2%	9.1%	9.9%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.9% and 48.0% of the Total Portfolio total hotel operating expenses for the three months ended March 31, 2011 and 2010, respectively.

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

Lease expense. As a result of the sale and leaseback transactions applicable to the Marriott Hamburg hotel, we recorded lease expense in our statements of operations. In conjunction with the sale and leaseback transaction, we also recorded a deferred gain. Net lease expense includes an offset for the amortization of the deferred gain of $0.1 million for each of the three months ended March 31, 2011 and 2010.

Corporate expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. In addition to the acquisition and sale of interests in hotel properties noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Common Stock. On March 11, 2011, we issued 8.0 million shares of our common stock to an affiliate of the seller of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in a private placement at a price of $6.25 per share for approximate net proceeds of $49.7 million after expenses. These proceeds were used to repay existing indebtedness under the bank credit facility.

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share. After discounts, commissions, and expenses, we raised net proceeds of approximately $331.8 million. These proceeds were used to fund the cash tender offer of the 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and repay existing indebtedness under the bank credit facility.

Amendment to Bank Credit Facility. On February 23, 2011, we exercised our option to extend the maturity date of the bank credit facility from March 9, 2011 to March 9, 2012 and entered into the fourth amendment to the bank credit facility. This amendment reduced the maximum facility size from $400.0 million to $350.0 million, increased our maximum availability based on the performance of the borrowing base properties, and decreased the maximum corporate leverage ratio, as defined in the loan agreement, from 80.0% to 70.0%. See “—Liquidity and Capital Resources” for further detail regarding the bank credit facility.

Termination and De-Designation of Cash Flow Hedges. On February 11, 2011, we paid approximately $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. Amounts previously recorded in accumulated OCL related to these swaps will be reclassified into earnings over the life of the swaps.

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

Sale of Interest in BuyEfficient. On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million and recognized a gain of $2.6 million.

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

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Operating Results

The following table presents the operating results for the three months ended March 31, 2011 and 2010, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$91,470	$80,890	$10,580	13.1%	$89,631	$80,890	$8,741	10.8%
Food and beverage	62,882	54,699	8,183	15.0%	61,651	54,699	6,952	12.7%
Other hotel operating revenue	19,973	19,100	873	4.6%	18,824	19,100	(276)	(1.4)%
Lease revenue	1,215	1,187	28	2.4%	1,215	1,187	28	2.4%

Total revenues	175,540	155,876	19,664	12.6%	171,321	155,876	15,445	9.9%

Operating Costs and Expenses:
Hotel operating expenses	142,439	129,691	(12,748)	(9.8)%	139,017	129,328	(9,689)	(7.5)%
Lease expense	1,196	1,195	(1)	(0.1)%	1,196	1,195	(1)	(0.1)%
Depreciation and amortization	30,605	34,043	3,438	10.1%	29,882	33,668	3,786	11.2%
Corporate expenses	14,477	6,060	(8,417)	(138.9)%	-	-	-	-

Total operating costs and expenses	188,717	170,989	(17,728)	(10.4)%	170,095	164,191	(5,904)	(3.6)%

Operating (loss) income	(13,177)	(15,113)	1,936	12.8%	$1,226	$(8,315)	$9,541	114.7%

Interest expense, net	(19,516)	(21,355)	1,839	8.6%
Equity in losses of unconsolidated affiliates	(1,600)	(560)	(1,040)	(185.7)%
Foreign currency exchange gain (loss)	139	(451)	590	130.8%
Other income, net	3,925	232	3,693	1,591.8%

Loss before income taxes and discontinued operations	(30,229)	(37,247)	7,018	18.8%
Income tax benefit	1,648	837	811	96.9%

Loss from continuing operations	(28,581)	(36,410)	7,829	21.5%
Income from discontinued operations, net of tax	162	1,799	(1,637)	(91.0)%

Net loss	(28,419)	(34,611)	6,192	17.9%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	138	442	(304)	(68.8)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	595	1,599	(1,004)	(62.8)%

Net loss attributable to SHR	$(27,686)	$(32,570)	$4,884	15.0%

Reconciliation of Same Store Assets Operating Income (Loss) to Operating Loss:
Same Store Assets operating income (loss)					$1,226	$(8,315)	$9,541	114.7%
Corporate expenses					(14,477)	(6,060)	(8,417)	(138.9)%
Corporate depreciation and amortization					(369)	(375)	6	1.6%
Non-Same Store Assets operating income (loss)					443	(363)	806	222.0%

Operating loss					$(13,177)	$(15,113)	$1,936	12.8%

Operating Data (1):
Number of hotels	16	14			14	14
Number of rooms	7,005	6,681			6,681	6,681

(1)	Operating data includes the leasehold interest in the Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010, and subsequently closed on the disposition on April 6, 2011, and have classified the hotel’s assets and liabilities as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations for these sold hotels are included in income from discontinued operations, net of tax for the three months ended March 31, 2011 and 2010.

Rooms. For the Total Portfolio, rooms revenue increased $10.6 million, or 13.1%, for the three months ended March 31, 2011 from the three months ended March 31, 2010. RevPAR from our Total Portfolio for the three months ended March 31, 2011 increased by 11.8% from the three months ended March 31, 2010. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Occupancy	66.22%	61.39%
ADR	$237.86	$229.59
RevPAR	$157.51	$140.94

The increase in Total Portfolio rooms revenue includes $1.9 million of additional rooms revenue generated by two newly acquired hotels, the Four Seasons Silicon Valley and the Four Seasons Jackson Hole. Our Same Store Assets contributed to an $8.7 million increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis.

For the Same Store Assets, rooms revenue increased $8.7 million, or 10.8%. RevPAR from our Same Store Assets for the three months ended March 31, 2011 increased by 10.8% from the three months ended March 31, 2010. The components of RevPAR from our Same Store Assets for the three months ended March 31, 2011 and 2010 are summarized as follows:

	Three Months Ended March 31,
	2011	2010
Occupancy	66.23%	61.39%
ADR	$235.79	$229.59
RevPAR	$156.17	$140.94

The 10.8% increase in RevPAR for the Same Store Assets resulted from the combination of a 2.7% increase in ADR and a 4.8 percentage-point increase in occupancy. Rooms revenue increased across most of our Same Store Assets for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 due to improving market conditions compared to the first quarter of 2010. Hotels that had significant increases in rooms revenue include the Fairmont Chicago, Hyatt Regency La Jolla, Westin St. Francis, and the InterContinental Chicago hotels, which had increases of 36.7%, 32.9%, 28.4%, and 24.8%, respectively. These hotels had higher group demand and improved ADR resulting from significant increases in corporate group demand and business generated by citywide events. The Four Seasons Punta Mita Resort was the only hotel that experienced a significant decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico.

Food and Beverage. Food and beverage revenue increased $8.2 million, or 15.0%, for the Total Portfolio when comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. The increase in Total Portfolio food and beverage revenue includes $1.2 million of additional revenue generated by the newly acquired Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels and an increase of $7.0 million, or 12.7%, generated by the Same Store Assets. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to prior year. In addition, the Four Seasons Washington, D.C. hotel had strong social catering demand and improved revenues at its restaurant, and the Westin St. Francis hotel had increased revenues resulting from a change in the terms of a restaurant agreement.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2011 and 2010, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
			Change($)	Change (%)			Change($)	Change (%)
			Favorable/	Favorable/			Favorable/	Favorable/
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010	(Unfavorable)	(Unfavorable)
Hotel operating expenses:
Rooms	$26,627	$24,161	$(2,466)	(10.2)%	$26,129	$24,161	$(1,968)	(8.1)%
Food and beverage	46,007	39,805	(6,202)	(15.6)%	45,092	39,805	(5,287)	(13.3)%
Other departmental expenses	50,673	46,825	(3,848)	(8.2)%	49,488	46,825	(2,663)	(5.7)%
Management fees	5,774	5,672	(102)	(1.8)%	5,627	5,672	45	0.8%
Other hotel expenses	13,358	13,228	(130)	(1.0)%	12,681	12,865	184	1.4%

Total hotel operating expenses	$142,439	$129,691	$(12,748)	(9.8)%	$139,017	$129,328	$(9,689)	(7.5)%

For the Total Portfolio, hotel operating expenses increased by $12.7 million, or 9.8%, which includes approximately $3.1 million of expenses related to the newly acquired Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels and an increase of $9.7 million, or 7.5%, related to the hotel operating expenses of the Same Store Assets. For the Same Store Assets, hotel operating expense were impacted by $5.7 million higher payroll costs resulting from higher occupancy at the hotels; $1.6 million higher food and beverage costs due to increased food and beverage consumption and the change in terms of a restaurant agreement at the Westin St. Francis; and $0.7 million higher credit card and travel agent commissions, which increased due to higher occupancy and rates.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $3.4 million, or 10.1%, for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. There was a decrease in depreciation expense of $3.8 million for the Same Store Assets, which was offset by $0.4 million increase in depreciation expense due to newly acquired hotels. Depreciation was lower for the Same Store Assets due to certain furniture, fixtures and equipment balances becoming fully depreciated in late 2010. In addition, in the fourth quarter of 2010, we impaired certain assets at the Fairmont Scottsdale hotel, which has decreased depreciation expense at that hotel subsequent to the impairment.

Corporate Expenses. Corporate expenses increased $8.4 million, or 138.9%, for the three months ended March 31, 2011 when compared to the same period in 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is due to an $8.7 million increase in the charge related to the Value Creation Plan. See “Item 1. Financial Statements – 10. Share-Based Employee Compensation Plans – Value Creation Plan” for further description of this plan. This expense is directly related to our market capitalization and increased during the quarter as a result of continued volatility in our stock price and the issuance of 23.2 million shares of our common stock. Corporate expenses also increased by $1.1 million due to costs related to the recapitalization of the Hotel del Coronado and the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels. These increases were partially offset by decreases in salaries and wages, which primarily relates to a non-recurring severance payment in 2010.

Interest Expense, Net. The $1.8 million, or 8.6%, decrease in interest expense, net for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010 was primarily due to:

•	a $6.9 million decrease attributable to lower average borrowings,

—	a $3.6 million decrease in expense related to the mark to market of certain interest rate swaps,

—	a $0.5 million decrease in the amortization of deferred financing costs, and

—	a $0.1 million increase in capitalized interest, partially offset by

—	a $9.2 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs, and

—	a $0.1 million decrease in interest income.

The components of interest expense, net for the three months ended March 31, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Mortgages and other debt	$(16,874)	$(8,127)
Bank credit facility	(862)	(2,138)
Exchangeable Notes	-	(1,575)
Amortization of Exchangeable Notes discount	-	(1,106)
Amortization of deferred financing costs	(1,280)	(1,811)
Amortization of interest rate swap costs	(5,130)	(7,625)
Mark to market of certain interest rate swaps	4,366	731
Interest income	32	151
Capitalized interest	232	145

Total interest expense, net	$(19,516)	$(21,355)

The weighted average debt outstanding for the three months ended March 31, 2011 and 2010 amounted to $1.2 billion and $1.5 billion, respectively. At March 31, 2011, including the effect of interest rate swaps, approximately 100.0% of our total debt had fixed interest rates.

Equity in Losses of Unconsolidated Affiliates. The following tables present equity in losses and certain components included in the calculation of equity in losses resulting from our unconsolidated affiliates.

Three months ended March 31, 2011 (in thousands):

	New Hotel	Hotel / North	Four Seasons
	Venture (1)	Beach Ventures (2)	RCPM	Total
Equity in (losses) earnings	$ (1,161)	$ (511)	$ 72	$ (1,600)

Depreciation and amortization	1,272	544	23	1,839
Interest expense	1,797	778	26	2,601
Income tax (benefit) expense	92	(669)	27	(550)

Three months ended March 31, 2010 (in thousands):

	Hotel / North	Four Seasons
	Beach Venture	RCPM	BuyEfficient (3)	Total
Equity in (losses) earnings	$ (861)	$ 181	$ 120	$ (560)

Depreciation and amortization	1,991	14	-	2,005
Interest expense	1,844	22	-	1,866
Income tax (benefit) expense	(537)	68	-	(469)

(1)	The New Hotel Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “- Off-Balance Sheet Arrangements - Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

(2)	These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel. See “- Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

(3)	On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million.

We recorded $1.6 million of equity in losses during the three months ended March 31, 2011, which is a $1.0 million increase in losses from the $0.6 million equity in losses recorded during the three months ended March 31, 2010. The increase in losses is primarily due to legal costs incurred as part of the Hotel del Coronado recapitalization, a higher interest rate on the new loan secured as part of the recapitalization, and the sale of BuyEfficient.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $0.1 million during the three months ended March 31, 2011, which is a $0.6 million increase from the $0.5 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square and working capital at certain foreign hotel properties.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in income of $3.7 million for the three months ended March 31, 2011 when compared to the prior year is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient and $1.3 million in financing and other fees we received related to the Hotel del Coronado.

Income Tax Benefit. Our income tax benefit increased to $1.6 million during the three months ended March 31, 2011 from $0.8 million during the three months ended March 31, 2010. The change in income taxes primarily relates to a decrease in current tax expense at the Four Seasons Punta Mita Resort resulting from a decline in earnings at the hotel.

Income from Discontinued Operations, Net of Tax. We entered into an agreement to sell our leasehold interest in the Paris Marriott hotel in the fourth quarter of 2010 and have classified the hotel’s assets and liabilities as held for sale. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The income from discontinued operations, net of tax of $0.2 million for the three months ended March 31, 2011 consisted of the operating results of the Paris Marriott hotel and a $0.3 million state tax refund related to the Hyatt Regency Phoenix hotel, which we sold in 2008. The income from discontinued operations, net of tax, of $1.8 million for the three months ended March 31, 2010 primarily consisted of the operating results of the Paris Marriott and the InterContinental Prague hotels.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $0.3 million when compared to prior year. This change was due to the decrease in net loss recognized during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Additionally, our ownership percentage of SH Funding increased when compared to prior year due to the issuance of shares of common stock for the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011 and for common stock offerings in March 2011 and May 2010.

Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates decreased by $1.0 million for the three months ended March 31, 2011 when compared to the same period in the prior year due to lower combined net losses of our consolidated affiliates.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On February 23, 2011, we exercised our option to extend the maturity date of the bank credit facility to March 9, 2012 and entered into the fourth amendment to our bank credit facility. This fourth amendment decreased the size of the facility from $400.0 million to $350.0 million but increased our maximum availability under the bank credit facility due to changes in financial calculations and continues to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2011. As of March 31, 2011, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Four Seasons Washington, D.C., the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of May 5, 2011, the outstanding borrowings and letters of credit in the aggregate were $0.5 million.

In the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $331.8 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the bank credit facility. In the fourth quarter of 2010, we sold the InterContinental Prague for net sales proceeds of $3.6 million, in which the buyer assumed the mortgage debt and related interest rate swap liability. On March 11, 2011 we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The proceeds from the concurrent private placement were used to repay existing indebtedness under the bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €10.1 million ($14.5 million) related to a security deposit that was released back to us and other closing adjustments. We expect to receive an additional €1.5 million ($2.1 million) within six months of the close date. We believe that the measures we have taken as described above should be sufficient to satisfy our liquidity needs for the next 12 months.

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. Elimination of preferred dividends equates to approximately $7.7 million in cash flow savings each quarter. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. As of March 31, 2011, unpaid cumulative dividends totaled $69.5 million.

Capital expenditures for the three months ended March 31, 2011 and 2010 amounted to $9.6 million and $7.7 million, respectively. Included in the 2011 and 2010 amounts were $0.2 million and $0.1 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2011, we expect to spend approximately $40.7 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and up to approximately $16.4 million on owner-funded projects.

Bank credit facility. On February 23, 2011, we exercised our option to extend the maturity date of the bank credit facility to March 9, 2012 and entered into the fourth amendment to our bank credit facility. The following summarizes key financial terms and conditions of the bank credit facility, as amended:

—	the maximum facility size was reduced to $350.0 million from $400.0 million;

—

maximum availability is now determined by the lesser of 1.2 times (previously 1.3 times) debt service coverage on the borrowing base assets (based on the trailing 12 months net operating income for these assets divided by a 7.0% (previously 8.0%) debt constant on the balance outstanding under the bank credit facility, as defined in the loan agreement) or a 55.0% (previously 45.0%) advance rate against the appraised value of the borrowing base assets; and

—	maximum corporate leverage, as defined in the loan agreement, decreased to 70.0% from 80.0%.

Prior to the fourth amendment in February 2011, we entered into the third amendment to our bank credit facility in February 2009. The following summarizes key financial terms and conditions of the bank credit facility that were not impacted by the fourth amendment mentioned above:

—

interest rate on the facility is LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance;

—

lenders received additional collateral in the form of mortgages over the four borrowing base properties which mortgages supplement the existing pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries, all of which continue to secure the bank credit facility;

—	minimum corporate fixed charge coverage of 1.15 times;

—	minimum tangible net worth, as defined in the agreement, of $600.0 million, excluding goodwill and currency translation adjustments;

—

default in payment, when due, of indebtedness of the consolidated group (other than with respect to certain non-domestic entities which do not own property in North America) in excess of $25.0 million, or a default which has the effect of causing such indebtedness to become due or payable prior to maturity, would be an event of default; and

—	restrictions on our ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, related to mortgages and other debt payable as of March 31, 2011, excluding amounts outstanding under the back credit facility (in thousands):

	Balance as of March 31,	Remainder of
	2011	2011	2012	2013	2014	2015	Thereafter
Mortgages payable
Fairmont Scottsdale, LIBOR plus 0.56% (1)	$180,000	$180,000	$-	$-	$-	$-	$-
InterContinental Chicago, LIBOR plus 1.06% (1)	121,000	121,000	-	-	-	-	-
InterContinental Miami, LIBOR plus 0.73% (1)	90,000	90,000	-	-	-	-	-
Loews Santa Monica Beach Hotel, LIBOR plus 0.63%	118,250	-	118,250	-	-	-	-
Ritz-Carlton Half Moon Bay, LIBOR plus 0.67%	76,500	-	76,500	-	-	-	-
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	-	97,500	-	-	-	-
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10% (2)	118,982	1,653	3,305	114,024	-	-	-
Fairmont Chicago, 6.09% (2)	97,750	-	2,583	2,745	2,917	3,099	86,406
Westin St. Francis, 6.09% (2)	220,000	-	5,814	6,178	6,564	6,976	194,468

Total mortgages payable	1,119,982	392,653	303,952	122,947	9,481	10,075	280,874
Other debt (3)	1,476	-	-	1,476	-	-	-

Total mortgages and other debt payable	$1,121,458	$392,653	$303,952	$124,423	$9,481	$10,075	$280,874

(1)	We are currently working to restructure, refinance or extend these loans.

(2)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at March 31, 2011.

(3)	The North Beach Venture (see “—Off-Balance Sheet Arrangements”) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit.

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

Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. Credit markets have improved and access to mortgage and corporate level debt is more readily available. However, the capital markets continue to be fragile and there are no guarantees our maturing debt will be readily refinanced. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically, including market perceptions regarding the Company.

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share and raised net proceeds of approximately $331.8 million. In addition, on March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at an issuance price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of March 31, 2011, we had 1,670,348 RSUs outstanding, of which 436,611 were vested. In addition, we had 669,797 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2010 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2010	151,305,314	954,571	152,259,885
RSUs redeemed for shares of our common stock	192,243	-	192,243
OP Units redeemed for shares of our common stock	101,110	(101,110)	-
Common stock issued	23,200,000	-	23,200,000

Outstanding at March 31, 2011	174,798,667	853,461	175,652,128

Cash Flows

Operating Activities. Net cash provided by operating activities was $3.7 million for the three months ended March 31, 2011 compared to $11.1 million for the three months ended March 31, 2010. Cash flows from operations decreased from 2010 to 2011 primarily due to working capital changes.

Investing Activities. Net cash used in investing activities was $40.1 million for the three months ended March 31, 2011 compared to $12.6 million for the three months ended March 31, 2010. The significant investing activities during these periods are summarized below:

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the three months ended March 31, 2011.

•	We paid $57.4 million related to the recapitalization of the Hotel and North Beach Ventures during the three months ended March 31, 2011.

•

We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole during the three months ended March 31, 2011.

•

We disbursed $9.6 million and $7.7 million during the three months ended March 31, 2011 and 2010, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

Financing Activities. Net cash provided by financing activities was $21.6 million for the three months ended March 31, 2011 compared to net cash used in financing activities of $16.0 million for the three months ended March 31, 2010. The significant financing activities during these periods are summarized below:

•	We received proceeds from a common stock offering, net of offering costs of approximately $49.7 million during the three months ended March 31, 2011.

•

During the three months ended March 31, 2011, we made net payments of $21.0 million under our bank credit facility. During the three months ended March 31, 2010, we had net borrowings of $17.0 million under our bank credit facility.

•	During the three months ended March 31, 2011 and 2010, we made payments of $1.6 million and $4.9 million, respectively, on mortgages and other debt.

•	We paid $3.9 million and $27.9 million to terminate and buy down interest rate swaps during the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011, our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the economic environment for hotel operations, no projected taxable distribution requirement and pending debt maturities. Based on our current forecasts, we would not be required to make any distributions during 2011 in order to maintain our REIT status. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,128,458	$392,653	$444,856	$20,781	$270,168
Interest on long-term debt obligations (3)	261,780	51,925	156,280	46,767	6,808
Operating lease obligations—ground leases and office space	9,878	503	2,101	1,478	5,796
Operating leases – Marriott Hamburg	99,703	3,885	15,538	10,359	69,921
Construction contracts	8,440	8,440	-	-	-

Total	$1,508,259	$457,406	$618,775	$79,385	$352,693

(1)	These amounts represent obligations that are due within fiscal year 2011.
(2)	Long-term debt obligations include our mortgages and other debt and bank credit facility.
(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2011 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of March 31, 2011, $16.7 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Hotel and North Beach Ventures

Prior to February 4, 2011, we had 45.0% ownership interests in the Hotel Venture, the then owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. We accounted for our investments in the Hotel and North Beach Ventures under the equity method of accounting. Our investment in the Hotel and North Beach Ventures amounted to $7.8 million as of December 31, 2010. We recognized equity in losses related to the Hotel and North Beach Ventures of $0.5 million for the period from January 1, 2011 through February 3, 2011 and $0.9 million for the three months ended March 31, 2010. We earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. We recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by us.

The Hotel Venture obtained $610.0 million of non-recourse mortgage and mezzanine debt financings and a $20.0 million non-recourse revolving credit facility, which were secured by, among other things, a mortgage on the Hotel del Coronado. In December 2010, the Hotel Venture purchased a $37.5 million mezzanine layer of the debt structure for a discounted payoff of $13.0 million. The remaining principal on the mortgage and mezzanine debt financings and revolving credit facility had a maturity date of January 7,

2011. On January 7, 2011, the Hotel Venture obtained an extension of the maturity date to February 9, 2011.

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, we acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (New Hotel Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, we contributed $57.4 million of cash drawn from our bank credit facility to fund our contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1.7 million financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the New Hotel Venture. The New Hotel Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, we also acquired our partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25.6 million and an existing deferred tax liability of approximately $48.6 million. As a result of the Transaction, we recorded an equity method investment of $97.6 million. Pursuant to the terms of the Transaction, Blackstone will be the general partner of the New Hotel Venture with a 60.0% ownership interest and we will be a limited partner with an indirect 34.3% ownership interest. Our investment in the New Hotel Venture amounted to $96.5 million as of March 31, 2011. Our equity in losses of the New Hotel Venture was $1.2 million for the three months ended March 31, 2011.

The New Hotel Venture secured $425.0 million of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1.0% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the New Hotel Venture purchased a two-year 2.0% LIBOR cap, which was required by the loan.

We continue to act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the New Hotel Venture with Blackstone, the remaining members of the Hotel Venture will earn a profit-based incentive fee of 20.0% of all distributions of the New Hotel Venture that exceed both a 20.0% internal rate of return and two times return on invested equity.

Four Seasons RCPM

We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2011and December 31, 2010, our investment in the unconsolidated affiliate amounted to $4.0 million. Our equity in earnings of the unconsolidated affiliate was $0.1 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

BuyEfficient

We owned a 50.0% interest in an electronic purchasing platform venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We accounted for this investment under the equity method of accounting. At December 31, 2010, our investment in the unconsolidated affiliate amounted to $6.3 million. Our equity in earnings of the unconsolidated affiliate was $0.1 million for the three months ended March 31, 2010. On January 21, 2011, we sold our 50.0% interest in this venture for $9.0 million.

Related Party Transactions

We have in the past engaged in and currently engage in transactions with related parties. See “Item 1. Financial Statements – 11. Related Party Transactions” for a discussion of our transactions with related parties.

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

There were no indicators of potential impairment during the three months ended March 31, 2011, and we did not record any non-cash long-lived asset impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to March 31, 2011. Any such adjustments could be material, but will be non-cash.

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

There were no indicators of potential impairment during the three months ended March 31, 2011, and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to March 31, 2011. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the three months ended March 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to March 31, 2011. Any such adjustments could be material, but will be non-cash.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired two hotel properties during the three months ended March 31, 2011.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position. On February 11, 2011, we paid approximately $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. We terminated these swaps to address an over-hedged position that would have resulted when our final $100.0 million forward starting swap became effective on February 15, 2011. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be reassessed in the future for additional terminations.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. We classified the Paris Marriott’s assets and liabilities as held for sale as of March 31, 2011 and December 31, 2010.

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

New Accounting Guidance

In December 2010, the Financial Accounting Standards Board issued new guidance that amends the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted the new guidance on January 1, 2011, and determined that it did not have a material impact on our financial statements.

Non-GAAP Financial Measures

We present five non-GAAP financial measures that we believe are useful to management and investors as key measures of our operating performance: FFO; FFO - Fully Diluted; Comparable FFO; EBITDA; and Comparable EBITDA. Amounts presented in accordance with our definitions of FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA should not be considered as an alternative measure of our net loss or operating performance. FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to comparable GAAP measures such as net loss attributable to SHR common shareholders. In addition, adverse economic and market conditions might negatively impact our cash flow. We have provided a quantitative reconciliation of FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA to the most directly comparable GAAP financial performance measure, which is net loss attributable to SHR common shareholders.

EBITDA and Comparable EBITDA

EBITDA represents net loss attributable to SHR common shareholders excluding: (i) interest expense, (ii) income taxes, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; and (iii) depreciation and amortization. EBITDA also excludes interest expense, income taxes and depreciation and amortization of our unconsolidated affiliates. EBITDA is presented on a full participation basis, which means we have assumed conversion of all redeemable noncontrolling interests of our operating partnership into our common stock and includes preferred dividends. We believe this treatment of noncontrolling interests provides more useful information for management and our investors and appropriately considers our current capital structure. We also present Comparable EBITDA, which eliminates the effect of realizing deferred gains on our sale leasebacks, as well as the effect of gains or losses on sales of assets, early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

We believe EBITDA and Comparable EBITDA are useful to management and investors in evaluating our operating performance because they provide management and investors with an indication of our ability to incur and service debt, to satisfy general operating expenses, to make capital expenditures and to fund other cash needs or reinvest cash into our business. We also believe they help management and investors meaningfully evaluate and compare the results of our operations from period to period by removing the impact of our asset base (primarily depreciation and amortization) from our operating results. Our management also uses EBITDA and Comparable EBITDA as measures in determining the value of acquisitions and dispositions.

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss attributable to SHR common shareholders	$(35,407)	$(40,291)
Depreciation and amortization – continuing operations	30,605	34,043
Depreciation and amortization – discontinued operations	-	1,814
Interest expense – continuing operations	19,548	21,506
Interest expense – discontinued operations	-	3,186
Income taxes – continuing operations	(1,648)	(837)
Income taxes – discontinued operations	359	59
Noncontrolling interests	(138)	(442)
Adjustments from consolidated affiliates	(1,329)	(1,482)
Adjustments from unconsolidated affiliates	3,890	3,402
Preferred shareholder dividends	7,721	7,721

EBITDA	23,601	28,679
Realized portion of deferred gain on sale leaseback – continuing operations	(53)	(54)
Realized portion of deferred gain on sale leaseback – discontinued operations	(1,152)	(1,165)
Gain on sale of assets – continuing operations	(2,640)	-
(Gain) loss on sale of assets – discontinued operations	(14)	612
Foreign currency exchange (gain) loss – continuing operations	(139)	451
Foreign currency exchange gain – discontinued operations	(58)	(6,519)
Adjustment for Value Creation Plan	9,181	506

Comparable EBITDA	$28,726	$22,510

FFO, FFO-Fully Diluted, and Comparable FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (or loss) (computed in accordance with GAAP) excluding losses or gains from sales of depreciable property plus real estate-related depreciation and amortization, and after adjustments for our portion of these items related to unconsolidated affiliates. We also present FFO - Fully Diluted, which is FFO plus income or loss on income attributable to redeemable noncontrolling interests of our operating partnership. We also present Comparable FFO, which is FFO - Fully Diluted excluding the impact of any gains or losses on early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

We believe that the presentation of FFO, FFO - Fully Diluted and Comparable FFO provides useful information to management and investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss attributable to SHR common shareholders	$(35,407)	$(40,291)
Depreciation and amortization – continuing operations	30,605	34,043
Depreciation and amortization – discontinued operations	-	1,814
Corporate depreciation	(299)	(304)
Gain on sale of assets – continuing operations	(2,640)	-
(Gain) loss on sale of assets – discontinued operations	(14)	612
Realized portion of deferred gain on sale leaseback – continuing operations	(53)	(54)
Realized portion of deferred gain on sale leaseback – discontinued operations	(1,152)	(1,165)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	359	363
Noncontrolling interests adjustments	(157)	(480)
Adjustments from consolidated affiliates	(1,561)	(1,966)
Adjustments from unconsolidated affiliates	1,839	2,004

FFO	(8,480)	(5,424)
Redeemable noncontrolling interests	19	38

FFO – Fully Diluted	(8,461)	(5,386)
Non-cash mark to market of interest rate swaps	(4,366)	-
Foreign currency exchange (gain) loss – continuing operations	(139)	451
Foreign currency exchange gain, net of tax – discontinued operations	(58)	(6,526)
Adjustment for Value Creation Plan	9,181	506

Comparable FFO	$(3,843)	$(10,955)

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

See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2011.

As of March 31, 2011, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.13 billion, of which approximately 100.0% was fixed-rate debt when including the effect of interest rate swaps.

Currency Exchange Risk

As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the British pound, euro, and Mexican peso. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.

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

For the three months ended March 31, 2011, approximately 10.5% of our total revenues, were generated outside of the United States, with approximately 6.0% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 3.8% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 0.7% of total revenues generated from the Marriott Hamburg (which use the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10.0% during the three months ended March 31, 2011, total revenues and operating income or loss would have changed from the amounts reported by (in millions):

	Mexican		British
	Peso	Euro	Pound	Total
Increase in total revenues	$1.1	$0.1	$0.7	$1.9
Increase in operating income	$0.2	$-	$-	$0.2

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of

March 31, 2011, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $2.4 million from the amounts reported.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2011, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 1A. RISK FACTORS.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As previously disclosed, on March 11, 2011, the Company and certain of its affiliates closed on two concurrent transactions with certain affiliates of The Woodbridge Company Limited, a corporation amalgamated under the laws of Ontario (“Woodbridge”), pursuant to which (i) certain affiliates of Woodbridge sold to the Company, and the Company acquired, the hotels commonly known as the Four Seasons Jackson Hole and the Four Seasons Silicon Valley for an aggregate of 15,200,000 shares (the “Property Purchase Shares”) of the Company’s common stock (the “Common Stock”), at an agreed to issuance price of $6.25 per share (the “Hotels Transaction”) and (ii) an affiliate of Woodbridge purchased from the Company, and the Company issued and sold to such Woodbridge affiliate, in a concurrent private offering (the “PIPE Transaction” and together with Hotels Transaction, the “Transactions”), an aggregate of 8,000,000 shares of Common Stock at a price of $6.25 per share (the “Additional Shares” and, together with the Property Purchase Shares, the “Shares”). The issuance of the Shares in connection with the Transactions was made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the issuance of the Additional Shares were used to pay down the Company’s bank credit facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $69,493,000.

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

STRATEGIC HOTELS & RESORTS, INC.

May 5, 2011	By:	/s/ Laurence S. Geller

Laurence S. Geller President, Chief Executive Officer and Director (principal executive officer)

May 5, 2011	By:	/s/ Diane M. Morefield

Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

+	2.1	Purchase and Sale Agreement, dated February 24, 2011, by and among FS Jackson Hole Development Company LLC, East Palo Alto Hotel Development LLC, TWCL US, Inc., SHR Jackson Hole, LLC, SHR Palo Alto, LLC, Strategic Hotel Funding, L.L.C. and the Company *

	3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

	3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

	3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

	3.1.d	Articles Supplementary relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1.e	Certificate of Correction relating to the 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

	3.1.f	Articles Supplementary relating to the 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

	3.1.g	Articles Supplementary relating to the 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

	3.1.h	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	3.1.i	Articles Supplementary relating to the Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

	10.1	Stock Transfer Restriction and Registration Rights Agreement, dated as of March 11, 2011, by and among the Company, WJH Holdings Inc. and WPA Hotel Holdings Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 16, 2011 and incorporated

		herein by reference).

+	10.2

Fourth Amendment to Credit Agreement, dated February 23, 2011, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas as administrative agent and various financial institutions.

+	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	99.1	Forward-Looking Information and Risk Factors.

+	Filed herewith

*	Certain schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally copies of any of the omitted schedules to the Securities and Exchange Commission upon request.