Form 10-Q
period 2011-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2011-08-04
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 2, 2011 was 185,616,935.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$1,721,330	$1,835,451
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $7,807 and $6,536	32,772	32,620
Assets held for sale	—	45,145
Investment in unconsolidated affiliates	130,040	18,024
Cash and cash equivalents	76,626	78,842
Restricted cash and cash equivalents	37,876	34,618
Accounts receivable, net of allowance for doubtful accounts of $1,563 and $1,922	51,969	35,250
Deferred financing costs, net of accumulated amortization of $5,049 and $15,756	5,642	3,322
Deferred tax assets	5,271	4,121
Other assets	24,195	34,564

Total assets	$2,126,080	$2,162,316

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$865,010	$1,118,281
Bank credit facility	127,500	28,000
Liabilities of assets held for sale	—	93,206
Accounts payable and accrued expenses	237,383	266,773
Deferred tax liabilities	48,789	1,732
Deferred gain on sale of hotels	4,036	3,930

Total liabilities	1,282,718	1,511,922
Noncontrolling interests in SHR’s operating partnership	6,043	5,050
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $136,065 and $131,296 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $138,719 and $133,975 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $173,398 and $167,469 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 185,616,935 and 151,305,314 common shares issued and outstanding)	1,856	1,513
Additional paid-in capital	1,710,932	1,553,286
Accumulated deficit	(1,165,720)	(1,185,294)
Accumulated other comprehensive loss	(77,848)	(107,164)

Total SHR’s shareholders’ equity	827,141	620,262
Noncontrolling interests in consolidated affiliates	10,178	25,082

Total equity	837,319	645,344

Total liabilities, noncontrolling interests and equity	$2,126,080	$2,162,316

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rooms	$108,812	$92,789	$200,282	$173,679
Food and beverage	74,441	63,696	137,323	118,395
Other hotel operating revenue	19,948	19,423	39,921	38,523
Lease revenue	1,277	1,088	2,492	2,275

Total revenues	204,478	176,996	380,018	$332,872

Operating Costs and Expenses:
Rooms	29,818	26,413	56,445	50,574
Food and beverage	50,658	43,286	96,665	83,091
Other departmental expenses	53,825	49,343	104,498	96,168
Management fees	6,550	5,924	12,324	11,596
Other hotel expenses	13,467	14,199	26,825	27,427
Lease expense	1,257	1,095	2,453	2,290
Depreciation and amortization	30,091	31,943	60,696	65,986
Corporate expenses	11,957	7,359	26,434	13,419

Total operating costs and expenses	197,623	179,562	386,340	350,551

Operating income (loss)	6,855	(2,566)	(6,322)	(17,679)
Interest expense	(25,762)	(24,864)	(45,310)	(46,370)
Interest income	51	154	83	305
Loss on early extinguishment of debt	(838)	(886)	(838)	(886)
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	(29,242)	(18,263)
Equity in (losses) earnings of unconsolidated affiliates	(2,799)	459	(4,399)	(101)
Foreign currency exchange gain (loss)	147	(811)	286	(1,262)
Other income, net	436	462	4,361	694

Loss before income taxes and discontinued operations	(51,152)	(46,315)	(81,381)	(83,562)
Income tax (expense) benefit	(1,060)	(1,065)	588	(228)

Loss from continuing operations	(52,212)	(47,380)	(80,793)	(83,790)
Income from discontinued operations, net of tax	101,034	8,818	101,196	10,617

Net Income (Loss)	48,822	(38,562)	20,403	(73,173)
Loss on currency translation adjustments	(5,264)	(4,676)	(7,907)	(4,311)
Gain (loss) on derivatives activity	27,848	(1,732)	37,223	(23,132)

Comprehensive Income (Loss)	71,406	(44,970)	49,719	(100,616)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(328)	286	(222)	995
Comprehensive (income) loss attributable to the noncontrolling interests in consolidated affiliates	(1,338)	(1,371)	(743)	228

Comprehensive Income (Loss) Attributable to SHR	$69,740	$(46,055)	$48,754	$(99,393)

Net Income (Loss)	$48,822	$(38,562)	$20,403	$(73,173)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(224)	245	(86)	687
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(1,338)	(1,371)	(743)	228

Net Income (Loss) Attributable to SHR	47,260	(39,688)	19,574	(72,258)
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

Net Income (Loss) Attributable to SHR Common Shareholders	$39,538	$(47,410)	$4,131	$(87,701)

Amounts Attributable to SHR:
Loss from continuing operations	$(53,309)	$(48,426)	$(81,156)	$(82,772)
Income from discontinued operations	100,569	8,738	100,730	10,514

Net income (loss)	$47,260	$(39,688)	$19,574	$(72,258)

Basic and Diluted Income (Loss) Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.35)	$(0.50)	$(0.58)	$(1.05)
Income from discontinued operations attributable to SHR common shareholders	0.57	0.08	0.60	0.11

Net income (loss) attributable to SHR common shareholders	$0.22	$(0.42)	$0.02	$(0.94)

Weighted average common shares outstanding	176,141	111,573	166,820	93,706

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net income (loss)	$20,403	$(73,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(2,288)	(410)
Depreciation and amortization	60,696	69,540
Amortization of deferred financing costs, discount and interest rate swap costs	12,361	22,166
Loss on early extinguishment of debt	838	886
Loss on early termination of derivative financial instruments	29,242	18,263
Equity in losses of unconsolidated affiliates	4,399	101
Share-based compensation	17,973	4,122
Gain on sale of assets	(103,605)	(1,849)
Foreign currency exchange gain	(337)	(11,324)
Recognition of deferred gains	(1,323)	(2,336)
Mark to market of derivative financial instruments	(1,633)	4,103
(Increase) decrease in accounts receivable	(10,646)	455
(Increase) decrease in other assets	(2,689)	1,545
Decrease in accounts payable and accrued expenses	(8,187)	(4,588)

Net cash provided by operating activities	15,204	27,501

Investing Activities:
Proceeds from sale of investments	9,000	—
Proceeds from sale of assets	55,280	—
Cash received from unconsolidated affiliates	780	523
Unconsolidated affiliates recapitalization	(92,703)	—
Unrestricted cash acquired through acquisition and recapitalization	30,600	—
Unrestricted cash sold or contributed	(6,935)	—
Capital expenditures	(24,546)	(17,972)
Increase in restricted cash and cash equivalents	(6,377)	(10,286)
Increase in security deposits related to sale-leasebacks	(1,270)	(2,282)

Net cash used in investing activities	(36,171)	(30,017)

Financing Activities:
Proceeds from issuance of common stock	50,000	349,140
Equity issuance costs	(531)	(16,079)
Borrowings under bank credit facility	317,500	100,500
Payments on bank credit facility	(218,000)	(223,500)
Exchangeable senior notes tender	—	(180,000)
Payments on mortgages and other debt	(78,135)	(30,946)
Acquisition of noncontrolling interest in consolidated affiliates	(19,402)	—
Debt financing costs	(5,132)	(175)
Distributions to holders of noncontrolling interests in consolidated affiliates	(16)	(16)
Interest rate swap costs	(33,340)	(35,152)
Other financing activities	(559)	(640)

Net cash provided by (used in) financing activities	12,385	(36,868)

Effect of exchange rate changes on cash	3,367	(5,104)

Net change in cash and cash equivalents	(5,215)	(44,488)
Change in cash of assets held for sale	2,999	—
Cash and cash equivalents, beginning of period	78,842	116,310

Cash and cash equivalents, end of period	$76,626	$71,822

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Six Months Ended June 30,
	2011	2010

Supplemental Schedule of Non-Cash Activities:
Acquisition of hotel properties (see note 3)	$89,273	$—

Acquisition of noncontrolling interest (see note 8)	$70,300	$—

(Gain) loss on mark to market of derivative instruments (see notes 2 and 9)	$(9,783)	$23,132

Increase (decrease) in capital expenditures recorded as liabilities	$1,799	$(255)

Cash Paid For:
Interest, net of interest capitalized	$35,280	$27,193

Income taxes, net of refunds	$2,163	$1,709

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2011, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2011. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of June 30, 2011, SH Funding owned interests in or leased the following 17 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (1)	11. Loews Santa Monica Beach Hotel
3. Four Seasons Jackson Hole	12. Marriott Hamburg (5)
4. Four Seasons Punta Mita Resort	13. Marriott Lincolnshire (6)
5. Four Seasons Silicon Valley	14. Marriott London Grosvenor Square (6)
6. Four Seasons Washington, D.C.	15. Ritz-Carlton Half Moon Bay
7. Hotel del Coronado (2)	16. Ritz-Carlton Laguna Niguel
8. Hyatt Regency La Jolla (3)	17. Westin St. Francis
9. InterContinental Chicago (4)

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 50% interest (see note 5). One land parcel at this property is subject to a ground lease arrangement.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds a 34.3% interest (see note 5).
(3)	This property is owned by a consolidated affiliate in which the Company indirectly holds a 53.5% interest (see note 8).
(4)	The Company owns 100% of this property after acquiring its partner’s 49% noncontrolling interest on June 24, 2011 (see note 8).
(5)	The Company has a leasehold interest in this property.
(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and it is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2011, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: a 31% interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM), a 34.3% interest in the unconsolidated affiliate that owns the Hotel del Coronado (Hotel del Coronado Venture), and a 50% interest in the unconsolidated affiliate that owns the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture) (see note 5). At June 30, 2011, SH Funding also owned an 85.8% controlling interest in the entity that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40% interest in the Hotel del Coronado Venture (see note 5), and a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At June 30, 2011 and December 31, 2010, restricted cash and cash equivalents included $16,567,000 and $15,920,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2011 and December 31, 2010, restricted cash and cash equivalents also included reserves of $21,309,000 and $18,698,000, respectively, required by loan and other agreements.

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

For the three and six months ended June 30, 2011 and 2010, income tax (expense) benefit related to continuing operations is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Current tax (expense):
Europe	$(42)	$—	$(48)	$—
Mexico	(405)	(155)	(629)	(1,018)
United States	—	—	(1,402)	—

	(447)	(155)	(2,079)	(1,018)

Deferred tax benefit (expense):
Mexico	366	(108)	227	(183)
United States	(979)	(802)	2,440	973

	(613)	(910)	2,667	790

Total income tax (expense) benefit:	$(1,060)	$(1,065)	$588	$(228)

Per Share Data:

Basic income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), units payable under the Company’s Value Creation Plan (VCP Units), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations attributable to SHR	$(53,309)	$(48,426)	$(81,156)	$(82,772)
Preferred shareholder dividends	(7,722)	(7,722)	(15,443)	(15,443)

Loss from continuing operations attributable to SHR common shareholders	$(61,031)	$(56,148)	$(96,599)	$(98,215)

Denominator:
Weighted average common shares – basic and diluted	176,141	111,573	166,820	93,706

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at June 30, 2011 and 2010 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2011	2010	2011	2010

Noncontrolling interests	853	955	853	955
Options, RSUs and VCP Units	3,186	1,764	3,186	1,764

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of June 30, 2011 and 2010 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL

Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Mark to market of derivative instruments	9,729	—	9,729
Reclassification to equity in (losses) earnings of unconsolidated affiliates	54	—	54
Reclassification to loss on early termination of derivative financial instruments	27,440	—	27,440
Reclassification to income from discontinued operations, net of tax	—	(5,095)	(5,095)
CTA activity	—	(2,812)	(2,812)

Balance at June 30, 2011	$(57,710)	$(20,138)	$(77,848)

	Derivative and Other Adjustments	CTA	Accumulated OCL

Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Mark to market of derivative instruments	(38,642)	—	(38,642)
Reclassification to equity in (losses) earnings of unconsolidated affiliates	(32)	—	(32)
Reclassification to loss on early termination of derivative financial instruments	15,542	—	15,542
CTA activity	—	(4,311)	(4,311)

Balance at June 30, 2010	$(104,581)	$7,797	$(96,784)

New Accounting Guidance:

In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on the Company’s financial statements.

In December 2010, the FASB issued new guidance that amends the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted the new guidance on January 1, 2011, and determined that it did not have a material impact to the financial statements.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of June 30, 2011 and December 31, 2010, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	June 30,	December 31,
	2011	2010
Land	$334,048	$318,756
Land held for development	103,089	107,908
Leasehold interest	11,633	11,633
Buildings	1,318,315	1,405,462
Building and leasehold improvements	79,559	95,487
Site improvements	27,113	43,487
Furniture, fixtures and equipment	414,887	423,588
Improvements in progress	19,736	10,679

Total investment in hotel properties	2,308,380	2,417,000
Less accumulated depreciation	(587,050)	(581,549)

Total investment in hotel properties, net	$1,721,330	$1,835,451

Consolidated hotel properties	14	13
Consolidated hotel rooms	6,078	6,403

Acquisition of Four Seasons Silicon Valley and Four Seasons Jackson Hole

On March 11, 2011, the Company acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in exchange for an aggregate of 15,200,000 shares of SHR’s common stock at a price of $6.08 per share based on the March 11, 2011 SHR common share closing price, or approximately $92,416,000. The allocation of the purchase price for the acquisition is as follows (in thousands):

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

The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hotel operating revenues	$938	$18,971	$9,743	$32,492

Operating costs and expenses	828	13,833	9,510	26,410
Depreciation and amortization	—	1,740	—	3,554

Total operating costs and expenses	828	15,573	9,510	29,964

Operating income	110	3,398	233	2,528
Interest expense	—	(2,152)	—	(5,338)
Interest income	—	4	—	11
Foreign currency exchange (loss) gain	(7)	6,067	51	12,586
Other income, net	—	—	326	—
Income tax expense	(20)	(348)	(379)	(407)
Gain on sale	100,951	1,849	100,965	1,237

Income from discontinued operations	$101,034	$8,818	$101,196	$10,617

Assets Sold:

Paris Marriott Champs Elysees (Paris Marriott)

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received €10,100,000 ($14,500,000) of an additional €11,600,000 ($16,630,000) owed related to the release of the security deposit and other closing adjustments for total proceeds of approximately €40,800,000 ($58,197,000). The Company expects to receive the remaining €1,500,000 within six months of the closing date. The Company recorded a gain on sale of the property of $100,945,000 for the three and six months ended June 30, 2011 primarily due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 6) .

The hotel’s assets and liabilities owned by the Company were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2010. The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2010 consist of the following (in thousands):

December 31, 2010
Investment in hotel properties, net	$6,226
Cash	2,999
Restricted cash	1,320
Accounts receivable, net of allowance for doubtful accounts	5,636
Deferred tax asset (a)	26,712
Other assets	2,252

Assets held for sale	$45,145

Accounts payable and accrued expenses	$6,969
Deferred gain on sale of hotel (a)	86,237

Liabilities of assets held for sale	$93,206

(a)	In 2003, the Company recorded a sale-leaseback of the Paris Marriott and the related gain on sale was deferred for financial reporting purposes. The gain on sale was recognized for French income tax

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes, which resulted in recognition of a deferred tax asset. The deferred tax asset was reduced as the deferred gain was amortized over the life of the lease. The balance also fluctuated based on changes in foreign currency exchange rates.

InterContinental Prague

On December 15, 2010, the Company sold the InterContinental Prague hotel for an approximate consideration of €106,090,000 ($141,368,000). The consideration included the assignment of the hotel’s third party debt of €101,600,000 ($135,385,000) and the interest rate swap liability related to the third party indebtedness, estimated to be approximately €4,490,000 ($5,983,000). For the year ended December 31, 2010, the Company received net sales proceeds of $3,564,000. In addition, as part of the transaction, approximately €2,000,000 ($2,665,000) of restricted cash related to the hotel was released to the Company.

Hyatt Regency New Orleans

On December 28, 2007, the Company sold the Hyatt Regency New Orleans for a gross sales price of $32,000,000, of which $23,000,000 was received in cash at closing and $9,000,000 was received in the form of a promissory note from the purchaser with a $6,000,000 tranche and a $3,000,000 tranche. The Company initially deferred recognition of the gain on sale of the hotel and recorded it as an offset to the promissory note. In March 2008, the Company received payment on the $6,000,000 tranche and recognized $416,000 of the gain. In the second quarter of 2010, the Company agreed to accept payment of $1,850,000 to settle the remaining obligation and recognized the deferred gain in that amount in income from discontinued operations in the second quarter of 2010.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investment in unconsolidated affiliates as of June 30, 2011 and December 31, 2010 includes the following (in thousands):

	June 30, 2011	December 31, 2010
Fairmont Scottsdale Princess Venture (a)	$30,588	$—
Hotel del Coronado Venture (b)	95,507	—
Hotel and North Beach Ventures (b)	—	7,787
Four Seasons RCPM (c)	3,945	3,878
BuyEfficient (d)	—	6,359

Total investment in unconsolidated affiliates	$130,040	$18,024

(a)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel. The Company entered into agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), to form FMT Scottsdale Holdings, LLC and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. The Company contributed the assets and liabilities of the hotel and cash of $34,864,000 in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controls the venture with Walton Street and serves as the managing member. The Company also continues to serve as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the three and six months ended June 30, 2011, the Company recognized fees of $11,000, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

As part of the recapitalization, the Fairmont Scottsdale Princess Venture retired the hotel’s $40,000,000 mezzanine debt. In addition, the hotel’s $140,000,000 first mortgage was amended and extended. The amendment included a $7,000,000 principal payment, and the debt was extended through December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest will remain payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)	As of December 31, 2010, the Company owned 45.0% ownership interests in SHC KSL Partners, LP (Hotel Venture), the then owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Company earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. The Company recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by the Company. These fees amounted to $172,000 and $307,000 for the three and six months ended June 30, 2010, respectively, and are included in other income, net in the consolidated statements of operations.

In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts of $610,000,000. The loans accrued interest at LIBOR plus a blended spread of 2.08%. In addition, the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bore interest at LIBOR plus 2.50%. At December 31, 2010, there was a balance of $18,500,000 on the revolving credit facility and there were no letters of credit outstanding. In December 2010, the Hotel Venture purchased a $37,500,000 mezzanine layer of the debt structure for a discounted pay-off of $13,000,000. The remaining principal on the loans and revolving credit facility had a maturity date of January 7, 2011. On January 7, 2011, the Hotel Venture obtained an extension of the maturity date to February 9, 2011.

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, the Company acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, the Company contributed $57,380,000 of cash drawn from the Company’s bank credit facility to fund its contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1,700,000 financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the Hotel del Coronado Venture. The Hotel del Coronado Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, the Company also acquired its partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25,597,000 and an existing deferred tax liability of approximately $48,575,000. As a result of the Transaction, the Company recorded an equity method investment of $97,649,000. Pursuant to the terms of the Transaction, Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and the Company is a limited partner with an indirect 34.3% ownership interest.

The Hotel del Coronado Venture secured $425,000,000 of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loan.

The Company continues to act as asset manager and earns a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the Company and the other remaining member of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the three and six months ended June 30, 2011, the Company recognized fees of $221,000 and $1,514,000, respectively, which are included in other income, net on the consolidated statements of operations.

(c)

The Company owns a 31% interest in and acts as asset manager for an unconsolidated affiliate with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

these fees, representing the percentage not owned by the Company. These fees amounted to $13,000 and $37,000 for the three months ended June 30, 2011 and 2010, respectively, and $33,000 and $76,000 for the six months ended June 30, 2011 and 2010, respectively, and are included in other income, net on the consolidated statements of operations.

(d)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, the Company sold its 50% interest for $9,000,000 and recognized a gain on sale of $2,640,000 for the six months ended June 30, 2011, which is included in other income, net on the consolidated statement of operations.

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates

The following is summarized financial information for the Company’s unconsolidated affiliates as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$722,145	$298,362
Goodwill	—	23,401
Intangible assets, net	44,236	49,000
Cash and cash equivalents	29,324	22,400
Restricted cash and cash equivalents	31,688	12,087
Other assets	36,731	20,842

Total assets	$864,124	$426,092

Liabilities and Partners’ Equity (Deficit)
Mortgage and other debt payable	$558,000	$592,476
Other liabilities	46,676	33,472
Partners’ equity (deficit)	259,448	(199,856)

Total liabilities and partners’ equity (deficit)	$864,124	$426,092

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Hotel operating revenue	$34,338	$30,748	$62,600	$54,484
Residential sales	905	3,360	2,543	6,873
Other	—	1,281	—	2,423

Total revenues	35,243	35,389	65,143	63,780
Expenses
Hotel operating expenses	24,630	21,024	45,591	39,233
Residential costs of sales	298	1,749	839	3,578
Depreciation and amortization	5,826	4,369	10,289	8,605
Other operating expenses	2,193	2,613	4,071	4,655

Total operating expenses	32,947	29,755	60,790	56,071

Operating income	2,296	5,634	4,353	7,709
Interest expense, net	(7,702)	(4,463)	(14,256)	(8,733)
Other (expenses) income, net	(1,039)	(156)	(1,557)	157

Net (loss) income	$(6,445)	$1,015	$(11,460)	$(867)

Equity in (losses) earnings in unconsolidated affiliates
Net (loss) income	$(6,445)	$1,015	$(11,460)	$(867)
Partners’ share of loss (income) of unconsolidated affiliates	3,585	(555)	6,474	418
Adjustments for basis differences, taxes and intercompany eliminations	61	(1)	587	348

Total equity in (losses) earnings of unconsolidated affiliates	$(2,799)	$459	$(4,399)	$(101)

As a result of the Transaction, the Company recorded the net assets of the Hotel del Coronado Venture at their fair values. To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in (losses) earnings of the unconsolidated affiliates.

6.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. For the three months ended June 30, 2011 and 2010, the Company recognized $56,000 and $49,000 of the deferred gain, respectively, and for the six months ended June 30, 2011 and 2010, recognized $109,000 and $103,000, respectively. As of June 30, 2011 and December 31, 2010, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $4,036,000 and $3,930,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,654,000 (adjusting by an index formula) ($5,299,000 based on the foreign exchange rate as of June 30, 2011) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at June 30, 2011 and December 31, 2010 was $2,755,000 and $2,540,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The hotel’s assets and liabilities owned by the Company were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2010 and

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. As of December 31, 2010, the deferred gain on the sale of the Paris Marriott amounted to $86,237,000, which is recorded in liabilities of assets held for sale. Prior to the sale of the hotel on April 6, 2011, the Company recognized $62,000 and $1,068,000 as amortization of the deferred gain in income from discontinued operations as a reduction to lease expense for the three months ended June 30, 2011 and 2010, respectively, and $1,214,000 and $2,233,000 for the six months ended June 30, 2011 and 2010, respectively. When the sale closed, the remaining $90,624,000 unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which was included in income from discontinued operations, in the Company’s consolidated statements of operations. At December 31, 2010, a euro-denominated security deposit was $14,459,000, and was included in other assets on the Company’s consolidated balance sheet. The entire security deposit was returned to the Company after the sale of the Paris Marriott leasehold interest (see note 4).

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a) (basis points)	Maturity		June 30, 2011	December 31, 2010
InterContinental Chicago	106	October 2011	(b)	$121,000	$121,000
InterContinental Miami	73	October 2011	(b)	90,000	90,000
Loews Santa Monica Beach Hotel	63	March 2012	(b)	118,250	118,250
Hyatt Regency La Jolla	100	September 2012		97,500	97,500
Marriott London Grosvenor Square (c)	110	October 2013		119,034	117,281
Fairmont Chicago (c)	Fixed	June 2017		97,750	97,750
Westin St. Francis (c)	Fixed	June 2017		220,000	220,000
Fairmont Scottsdale Princess (d)	—	—		—	180,000
Ritz-Carlton Half Moon Bay (e)	—	—		—	76,500

Total mortgages payable				863,534	1,118,281
Other debt (f)	Fixed	January 2013		1,476	—

Total mortgages and other debt payable				$865,010	$1,118,281

(a)	Interest is paid monthly at the applicable spread over LIBOR (0.19% at June 30, 2011) for all mortgage loans except for those secured by the Marriott London Grosvenor Square, the Westin St. Francis, and the Fairmont Chicago. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.83% at June 30, 2011). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%.
(b)	Subsequent to June 30, 2011, the Company refinanced these mortgage loans (see note 16). The mortgage secured by the InterContinental Chicago hotel was increased to $145,000,000 with interest payable monthly at an annual fixed rate of 5.61% and has a maturity date of August 1, 2021. The mortgage secured by the InterContinental Miami hotel was reduced to $85,000,000 with interest payable monthly at one-month LIBOR plus 3.50% and has a maturity date of July 6, 2016 with two, one-year extension options, subject to certain conditions. The mortgage secured by the Loews Santa Monica Beach Hotel was reduced to $110,000,000 with interest payable monthly at one-month LIBOR plus 3.85% and has a maturity date of July 14, 2015 with three, one-year extension options, subject to certain conditions.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2011.
(d)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel. As part of the recapitalization, the hotel’s $40,000,000 mezzanine debt was retired. In addition, the hotel’s $140,000,000 first mortgage was amended (including a $7,000,000 principal payment) and extended (see note 5). After the recapitalization, the Company’s ownership interest in the Fairmont Scottsdale Princess hotel is accounted for as an equity method investment and its mortgage debt is no longer reflected in the Company’s consolidated balance sheets.
(e)	On June 29, 2011, the Company repaid the mortgage loan secured by the Ritz-Carlton Half Moon Bay, which became one of the borrowing base properties under the Company’s $300,000,000 bank credit facility agreement (as described below). The Ritz-Carlton Half Moon Bay replaced the Four Seasons Washington, D.C., which was a borrowing base property under the Company’s previous $350,000,000 bank credit facility, as collateral under the new bank credit facility. In July 2011, after being released as collateral under the bank credit facility, the Company entered into a mortgage agreement in the amount of $130,000,000 that is secured by the Four Seasons Washington, D.C. hotel, which has a maturity date of July 20, 2014 and has two, one-year extension options, subject to certain conditions. Interest is payable monthly at a rate of one-month LIBOR plus 3.15% (see note 16).
(f)	The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheet as of June 30, 2011.

Other Debt:

In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the property with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses on the Company’s consolidated balance sheets, are subject to the note holder being able to obtain certain permits and licenses to develop the land and the execution of an amended partnership agreement.

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

On May 10, 2010, the Company announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, the Company completed the tender offer and accepted for purchase, at par, $180,000,000 of the principal amount of its outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181,208,000, which included accrued and unpaid interest of approximately $1,208,000. The Company allocated $169,939,000 of the consideration

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the settlement of the liability and $10,061,000 to equity. This allocation was based on the fair value of the Exchangeable Notes excluding the conversion feature using unobservable (Level 3) inputs, which included a discount cash flow analysis and the Company’s nonconvertible debt borrowing rate. For the three and six months ended June 30, 2010, the Company recognized a loss on early extinguishment of debt of $886,000.

The table below presents the effect of the Exchangeable Notes on the Company’s consolidated statements of operations for the three and six months ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Statements of Operations:
Coupon interest	$1,208	$2,783
Discount amortization	759	1,865

Total interest	$1,967	$4,648

Effective interest rate	6.25%	6.25%

Bank Credit Facility:

On June 30, 2011, SH Funding entered into a $300,000,000 bank credit facility agreement. The agreement contains an accordion feature allowing for additional borrowing capacity up to $400,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key terms of the bank credit facility:

•

interest on the facility is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan and base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the ratio of consolidated debt to gross asset value (Leverage Ratio) as follows:

Leverage Ratio	Applicable Margin of each LIBOR Loan (% per annum)	Applicable Margin of each Base Rate Loan (% per annum)
Greater than or equal to 60%	3.75%	2.75%
Greater than or equal to 55% but less than 60%	3.50%	2.50%
Greater than or equal to 50% but less than 55%	3.25%	2.25%
Greater than or equal to 45% but less than 50%	3.00%	2.00%
Less than 45%	2.75%	1.75%

•

an unused commitment fee is payable monthly based on the unused revolver balance at a rate of 0.45% per annum in the event that the bank credit facility usage is less than 50% and a rate of 0.25% per annum in the event that the bank credit facility usage is equal to or greater than 50%;

•	maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period with an extension fee equal to 25 basis points, subject to certain conditions;

•

lenders received collateral in the form of mortgages over four borrowing base properties, which initially include the Ritz-Carlton Laguna Niguel, the Ritz-Carlton Half Moon Bay, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire, in addition to pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

•

maximum availability is determined by the lesser of 60% advance rate against the appraised value of the borrowing base properties (provided at any time the total fixed charge coverage ratio is less than 1.25 times, the percentage shall be reduced to 55%) or a 1.20 times debt service coverage on the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowing base properties (based on the trailing 12 months net operating income for these assets divided by the greater of the in-place interest rate or 7.0% debt constant on the balance outstanding under the bank credit facility) provided not more than 40% of aggregate appraised value and 40% of trailing 12 month net operating income is attributable to borrowing base properties located outside the United States;

•

minimum corporate fixed charge coverage of 1.00 times from the closing date through the fourth quarter of 2012, 1.10 times through 2013, 1.20 times from the first quarter of 2014 through the initial maturity date, and 1.30 times during the extension year, which will permanently increase to 1.35 times if cash dividends are reinstated on SHR’s common stock;

•	maximum corporate leverage of 65% during the initial term and 60% during any extension period;

•

minimum tangible net worth of $700,000,000, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of SHR’s common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the credit facility agreement.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs and redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

This agreement replaced the previous $350,000,000 bank credit facility, as amended. The company wrote off $692,000 of unamortized deferred financing costs applicable to the $350,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the three and six months ended June 30, 2011. The previous bank credit facility had a maturity date of March 9, 2012 and an interest rate of LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance.

The weighted average interest rate for the three and six months ended June 30, 2011 was 3.51% and 3.97%, respectively. At June 30, 2011, maximum availability under the bank credit facility was approximately $284,000,000 and there was $127,500,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $500,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities as of June 30, 2011 for all mortgages and other debt payable and the Company’s bank credit facility (assuming the one-year extension of the bank credit facility) (in thousands):

Years ending December 31,	Amounts
2011 (remainder)	$212,653
2012	227,454
2013	124,473
2014	9,481
2015	137,575
Thereafter	280,874

Total	$992,510

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $314,000 and $183,000 for the three months ended June 30, 2011 and 2010, respectively, and $546,000 and $328,000 for the six months ended June 30, 2011 and 2010, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $642,000 and $1,671,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,922,000 and $3,501,000 for the six months ended June 30, 2011 and 2010, respectively.

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2010 (excluding 853,461 and 954,571 units of SH Funding (OP Units) outstanding at June 30, 2011 and December 31, 2010, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2010	151,305
RSUs redeemed for shares of SHR common stock	212
OP Units redeemed for shares of SHR common stock	101
Common stock issued	33,999

Outstanding at June 30, 2011	185,617

Common Stock

On June 24, 2011, the Company issued an aggregate of 10,798,846 shares of SHR’s common stock in connection with the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels at a price of $6.51 per share (see Noncontrolling Interests below). The shares issued in connection with the acquisition are restricted from being transferred for twelve months from the closing date, subject to certain exceptions set forth in a stock transfer restriction agreement.

On March 11, 2011, the Company issued an aggregate of 15,200,000 shares of SHR’s common stock in connection with the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels (see note 3). In addition, the Company issued 8,000,000 shares of SHR’s common stock to an affiliate of the seller in a concurrent private placement at a price of $6.25 per share. The shares issued in connection with the acquisitions of the hotels and the concurrent private placement are restricted from being transferred for twelve months from the closing date, subject to certain exceptions set forth in a stock transfer restriction and registration rights agreement. After expenses, net proceeds from the concurrent private placement totaled approximately $49,727,000, which were used to repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a price of $4.60 per share. After discounts, commissions, and expenses, SHR raised net proceeds of approximately $331,832,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 7) and repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.

As of June 30, 2011, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

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

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative. As of June 30, 2011, unpaid cumulative dividends on SHR’s preferred stock were as follows:

	Aggregate (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$23,846	$5.31
8.25% Series B Cumulative Redeemable Preferred Stock	$23,719	$5.16
8.25% Series C Cumulative Redeemable Preferred Stock	$29,648	$5.16

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of June 30, 2011, the Company did not pay quarterly dividends for ten quarters. There have been no new directors added to the board pursuant to this right.

Noncontrolling Interests:

On June 24, 2011, the Company acquired the 49.0% interest in the InterContinental Chicago hotel that was previously owned by DND Hotel JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd., giving the Company 100% ownership of the InterContinental Chicago hotel. As part of the transaction, the Company also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, giving the Company a 53.5% controlling ownership interest in that hotel. Total consideration was $90,183,000, which included the issuance of 10,798,846 shares of SHR common stock at a price of $6.51 per share based on the June 24, 2011 SHR common share closing price, $19,402,000 of cash which includes the Company’s pro-rata share of working capital and post-closing adjustments of $480,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	211,180	—	211,180	1,004
RSUs redeemed for common shares	2	—	2	—
Net income	19,574	743	20,317	86
CTA	(7,870)	—	(7,870)	(37)
Derivatives activity	37,050	—	37,050	173
Share-based compensation	10,264	—	10,264	47
Distribution	—	(16)	(16)	—
Redemption value adjustment	(522)	—	(522)	522
Noncontrolling interests assumed in the Transaction	—	10,725	10,725	—
Acquisition of noncontrolling interest	(63,601)	(26,581)	(90,182)	—
Other	802	225	1,027	(802)

Balance at June 30, 2011	$827,141	$10,178	$837,319	$6,043

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2009	$568,980	$23,188	$592,168	$2,717
Common shares issued	330,393	—	330,393	2,128
Tender of Exchangeable Notes	(10,124)	—	(10,124)	—
RSUs redeemed for common shares	2	—	2	—
Net loss	(72,258)	(228)	(72,486)	(687)
CTA	(4,286)	—	(4,286)	(25)
Derivatives activity	(22,849)	—	(22,849)	(283)
Share-based compensation	1,003	—	1,003	9
Distributions	(35)	(15)	(50)	—
Redemption value adjustment	(1,411)	—	(1,411)	1,411
Other	1,079	(258)	821	(1,079)

Balance at June 30, 2010	$790,494	$22,687	$813,181	$4,191

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as OP Units may be exchanged into SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of June 30, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $6,043,000 (based on the June 30, 2011 SHR common share closing price of $7.08) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively. As of June 30, 2010 and December 31, 2009, the redeemable noncontrolling interests had a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redemption value of approximately $4,191,000 (based on the June 30, 2010 SHR common share closing price of $4.39) and $1,776,000 (based on the December 31, 2009 SHR common share closing price of $1.86), respectively.

The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to SHR	$47,260	$(39,688)	$19,574	$(72,258)
Decrease in SHR’s additional paid-in capital for the acquisition of additional ownership interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels	(63,601)	—	(63,601)	—

Change from net income (loss) attributable to SHR and transfers from noncontrolling interests	$(16,341)	$(39,688)	$(44,027)	$(72,258)

9.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in (losses) earnings of unconsolidated affiliates, loss on early extinguishment of debt, or income from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Except for the CVA, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, all derivative liabilities are categorized as Level 3.

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

The effective portion of changes in the fair value of derivatives in cash flow hedging relationships is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $22,803,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£74,160

At June 30, 2011 and December 31, 2010, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flows was $200,000,000 and $725,000,000, respectively. The Company’s swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016.

In addition, at June 30, 2011 and December 31, 2010, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £74,160,000 and £75,190,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.

Changes in Forecasted Levels of LIBOR-based Debt - Termination and De-designation of Cash Flow Hedges

In the second quarter of 2011, the Company concluded that it was not probable that originally forecasted levels of LIBOR-based debt would occur as a result of the Fairmont Scottsdale Princess hotel recapitalization on June 9, 2011, whereby the hotel’s debt is no longer consolidated in the Company’s financial statements (see note 5), and the conversion of the InterContinental Chicago loan to a fixed-rate loan on July 28, 2011 (see note 7). On June 20, 2011, the Company paid $29,672,000 to terminate five interest rates swaps with a combined notional amount of $300,000,000. The Company recorded a charge of $27,257,000, which included the immediate write-off of $25,455,000 previously recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring and $1,802,000 of mark to market adjustments and termination fees related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest rate swap as a cash flow hedge as described below. The Company recorded a charge of $1,985,000 to write-off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

In February 2011, the Company paid $4,201,000 to terminate three interest rate swaps with a combined notional amount of $125,000,000. There were no immediate charges to earnings in February 2011 based on the Company’s forecasted levels of LIBOR-based debt at the time of the transaction.

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2011, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$200,000
Interest rate caps	6	$405,750

During the second quarter of 2011, the Company de-designated an interest rate swap as a cash flow hedge with a notional amount of $100,000,000. The swap has a fixed pay rate against LIBOR of 4.90% and a maturity date of September 2014. During the second quarter of 2010, the Company de-designated an interest rate swap as a cash flow hedge with a notional amount of $100,000,000. The swap has a fixed pay rate against LIBOR of 4.96% and a maturity date of December 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2011 and December 31, 2010, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $405,750,000 and $594,750,000, respectively. These caps have LIBOR strike rates ranging from 6.00% to 7.50% and maturity dates ranging from October 2011 to March 2012.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2011	December 31, 2010
Derivatives in cash flow hedging relationships:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(41,474)	$(86,166)

Derivatives not designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(24,421)	$(12,164)
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(67,609,000) and $(105,657,000) excluding accrued interest and includes a CVA of $1,714,000 and $7,327,000 as of June 30, 2011 and December 31, 2010, respectively.

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of June 30, 2011 or December 31, 2010. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the six months ended June 30, 2011 and 2010 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations (b)	33,311
Mark to market adjustments	(876)

Balance as of June 30, 2011	$(65,895)

Balance as of January 1, 2010	$(63,755)
Interest rate swap terminations (b)	7,212
Interest rate swap buy downs (c)	28,063
Mark to market adjustments	(62,574)

Balance as of June 30, 2010	$(91,054)

(b)	In June 2011, the Company paid $29,672,000, which included accrued interest of $253,000 and termination fees of $29,000, to terminate five interest rates swaps. In February 2011, the Company paid transaction fees of $4,201,000, which included accrued interest of $280,000, to terminate three interest rate swaps. In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps.
(c)

During the six months ended June 30, 2010, the Company paid transaction fees of $24,672,000 to buy down certain domestic interest rate swap fixed pay rates. The modified swaps had effective dates of February 15, 2010 and were designated as cash flow hedges at the time of the buy down transaction. The transaction fees were recorded in accumulated OCL and were being reclassified into earnings over the life

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the swaps. As a result of the interest rate swap terminations noted above, the Company recognized immediately into earnings a portion of transaction fees recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring.

During the six months ended June 30, 2010, the Company paid $3,268,000 to buy down a EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. The modified swap remained designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction were reclassified into earnings over the life of the swap. On December 15, 2010, the Company sold the InterContinental Prague. The EURIBOR interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction. Amounts related to this interest rate swap were eliminated from the Company’s consolidated financial statements at the time the transaction closed.

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(8,077)	$(29,292)	$(8,789)	$(65,088)
Effective portion of loss reclassified into interest expense – continuing operations	$(8,485)	$(10,173)	$(18,518)	$(22,903)
Effective portion of loss reclassified into interest expense – discontinued operations	$—	$(1,794)	$—	$(3,460)
Effective portion of loss reclassified into loss on early termination of derivative financial instruments	$(27,440)	$(15,542)	$(27,440)	$(15,542)
Ineffective portion of loss recognized in interest expense – continuing operations	$(4,236)	$(2,648)	$(4,562)	$(1,905)
Ineffective portion of gain (loss) recognized in interest expense – discontinued operations	$—	$245	$—	$(592)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$(1,802)	$(2,721)	$(1,802)	$(2,721)

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
Interest rate swaps:
Mark to market loss recognized in interest expense	$(5,123)	$(1,173)	$(5,028)	$(1,173)
Interest rate caps:
Loss recognized in other income, net	$—	$—	$(23)	$(51)
Loss recognized in equity in (losses) earnings of unconsolidated affiliates	$—	$(51)	$(54)	$(121)

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any CVA, related to these agreements was $(69,711,000). As of June 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $(69,711,000). The Company has not breached any of the provisions as of June 30, 2011.

10.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, Options, RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added OP Units as an additional type of award; (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards. On May 19, 2011, SHR’s shareholders approved the Company’s Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan) pursuant to which the number of securities authorized and reserved for issuance increased from 4,200,000 shares of SHR common stock or OP Units to 9,700,000 shares of SHR common stock or OP Units. The termination date of the Amended and Restated Plan was also extended from June 21, 2014 to December 31, 2016.

RSUs:

The Company recorded compensation expense of $1,197,000 and $737,000 related to RSUs and performance-based RSUs (net of estimated forfeitures) for the three months ended June 30, 2011 and 2010, respectively, and $1,974,000 and $1,095,000 for the six months ended June 30, 2011 and 2010, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2011, there was unrecognized compensation expense of $4,336,000 related to nonvested RSUs and $540,000 related to performance-based RSUs granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.23 years for nonvested RSUs and 0.5 years for performance-based RSUs.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million VCP Units (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of June 30, 2011, all one million VCP Units have been granted under the Value Creation Plan. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On May 23, 2011, the Company adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, the 10,798,846 shares of SHR’s common stock that were issued on June 24, 2011 in connection with the Company’s acquisition of interests in the InterContinental Chicago hotel (see note 8) will not be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferral Program:

On June 29, 2011, the Company and its president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount that may be paid pursuant to the Value Creation Plan currently contemplated to be paid in cash within 30 days after the end of each 2012 calendar quarter and to have such Normal Distribution Amount instead be converted into stock units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each stock unit under the Deferral Program will be converted on a one-for-one basis into a share of SHR common stock on January 2, 2014 or if earlier, upon a change of control of the Company or the first business day of the calendar month following six months after Mr. Geller’s termination of employment.

Prior to the Deferral Program, the Company accounted for the entire Value Creation Plan as a liability award because of its cash settlement feature and recorded the liability in accounts payable and accrued expenses. At the deferral election date, the Company bifurcated the Value Creation Plan and began accounting for the portion of the award payable in stock units as an equity award and continued accounting for the portion of the award payable in cash as a liability award. For the equity award, the Company established a fair value of $13,050,000 and reclassified $8,894,000 from accounts payable and accrued expenses to additional paid-in capital, which represented amounts previously recognized as compensation expense. The remaining balance will be recognized as compensation expense over the remaining derived service period. The fair value of the liability award is re-measured at the end of each reporting period, and the Company makes adjustments to the compensation expense and liability to reflect the fair value.

The unrecognized compensation expense related to the equity component of the award at June 30, 2011, was $4,156,000, which is expected to be recognized over a weighted average period of 0.83 years. The fair value of the liability component of the award at June 30, 2011 and December 31, 2010 was $19,827,000 and $12,722,000, respectively. Total compensation expense recognized in corporate expenses on the accompanying condensed consolidated statements of operations under the Value Creation Plan for the three months ended June 30, 2011 and 2010 was $6,818,000 and $2,521,000, respectively, and $15,999,000 and $3,027,000 for the six months ended June 30, 2011 and 2010, respectively.

11.	RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement. All prior grants made by the Company to Mr. Michels pursuant to the consulting agreement shall continue to vest provided the conditions to such vesting contained in the consulting agreement are satisfied. For the three months ended June 30, 2011 and 2010, the Company recognized expense of $11,000 and $15,000, respectively, and for the six months ended June 30, 2011 and 2010 recognized expense of $26,000 and $40,000, respectively, in corporate expenses on the consolidated statements of operations related to the consulting agreement.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit:

As of June 30, 2011, the Company provided $500,000 in letters of credit related to its corporate office space lease.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of June 30, 2011, the Company’s obligations under these contracts amounted to approximately $8,622,000. The construction activities are expected to be completed in 2011.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of June 30, 2011 and December 31, 2010, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At June 30, 2011 and December 31, 2010, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $319,226,000 and $317,750,000, respectively. In addition, the bank credit facility was refinanced on June 30, 2011; therefore, the fair value of the variable-rate bank credit facility approximated the carrying value of $127,500,000 at June 30, 2011.

To calculate the estimated fair value of the variable-rate mortgage debt as of June 30, 2011, the Company estimated that in the current market the spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 250 to 500 basis points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the variable-rate mortgage debt to be approximately $8,000,000 to $21,000,000 lower than the total carrying value of $545,784,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $5,000,000.

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

The Company operates in one reportable business segment, hotel ownership. As of June 30, 2011, the Company’s foreign operations (excluding discontinued operations) and long-lived assets (excluding assets held for sale) consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$184,866	$159,274	$341,925	$292,788
Mexico	8,594	8,515	19,155	22,608
Europe	11,018	9,207	18,938	17,476

Total	$204,478	$176,996	$380,018	$332,872

	June 30, 2011	December 31, 2010
Long-lived Assets:
United States	$1,518,456	$1,631,637
Mexico	170,750	173,050
Europe	105,255	103,743

Total	$1,794,461	$1,908,430

15.	MANAGEMENT AGREEMENTS

The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At June 30, 2011 and December 31, 2010, deferred credits of $7,853,000 and $8,276,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Management Agreements

The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. The Company recognized fees of $62,000 and $456,000 for the three months ended June 30, 2011 and 2010, respectively, and fees of $200,000 and $556,000 for the six months ended June 30, 2011 and 2010, respectively, under these agreements, which are included in other income, net in the consolidated statements of operations.

16.	SUBSEQUENT EVENTS

In July 2011, the Company refinanced the mortgage loans secured by the InterContinental Chicago hotel, the InterContinental Miami hotel, and the Loews Santa Monica Beach Hotel (see note 7). In addition, in July 2011, the Company executed a mortgage agreement secured by the Four Seasons Washington, D.C. hotel (see note 7).

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements — 1. General” for the hotel interests owned or leased by us as of June 30, 2011.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2011. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, and “us” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding (the Company).

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2011, as applicable, unless otherwise noted.

Key Indicators of Operating Performance

We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) such as total revenues, operating income (loss), net income (loss), and earnings per share, as well as non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key indicators that we evaluate include average daily occupancy, average daily rate (ADR), revenue per available room (RevPAR), and Total RevPAR, which are more fully discussed under “- Factors Affecting Our Results of Operations – Revenues.” We also evaluate Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Comparable EBITDA, Funds from Operations (FFO), FFO-Fully Diluted, and Comparable FFO as supplemental non-GAAP measures to GAAP performance measures. We provide a more detailed discussion of the non-GAAP financial measures under “-Non-GAAP Financial Measures.”

Outlook

We expect RevPAR and occupancy gains experienced in the latter part of 2010 and first and second quarters of 2011 to continue throughout 2011, driven by improved demand from both group and transient business. The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth.

The second quarter of 2011 represented the sixth consecutive quarter of demand growth and fifth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. For the three months ended June 30, 2011, same store North American hotels, which excludes hotels acquired this year and hotels owned through unconsolidated joint ventures, gained 3.9 percentage points in occupancy, driven by a 6.0% increase in group room nights and a 5.0% increase in transient room nights compared to the three months ended June 30, 2010. ADR at our hotels increased 5.7% in the quarter, as a result of a 5.7% increase in transient rate and a 5.2% increase in group rate. For the quarter, RevPAR increased 11.5% and Total RevPAR increased 10.8%.

RevPAR growth at our European hotels was 26.5% in the second quarter of 2011, or 14.0% on constant U.S. dollars basis, driven by a 17.2% constant U.S. dollar RevPAR gain at our Marriott London Grosvenor Square hotel.

While there is a possibility of short-term volatility due to uncertainty regarding the impact of the resolution of national debt limit issues and recent softening of economic indicators, as we assess lodging supply/demand dynamics looking forward, we are optimistic about the longer-term prospects for a recovery, particularly in the markets where we own assets. Group bookings pace remains our best forward indicator of demand. For our U.S. portfolio of hotels, definite group room nights for 2011 are up 9.2% compared to the same time last year and are booked at 3.8% higher rates. New supply remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

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

Balance Sheet Restructuring

Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued 109.9 million shares of common stock in private and public offerings, and in connection with the purchase of assets, raising $544.0 million of new equity.

•	We tendered for and retired our Exchangeable Notes totaling $180.0 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott, and BuyEfficient generating net proceeds of $67.8 million.

•

We recapitalized our investments in the Hotel del Coronado and the Fairmont Scottsdale Princess and restructured the debt on those properties, reducing our pro-rata share of the debt on these assets from $463.5 million to $212.3 million.

•

We first extended and then replaced our credit facility with a new $300.0 million credit facility with an initial maturity date of June 30, 2014 with an option to extend for an additional year, subject to certain conditions.

•

We refinanced $749.5 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $787.8 million with maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these steps, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.1 billion as of July 31, 2011. Further, as of July 31, 2011, we had approximately $35.0 million of available corporate level cash, not including restricted cash and cash currently residing at the hotels, and we had no outstanding balance on our $300.0 million bank credit facility.

Factors Affecting Our Results of Operations

Acquisition and Sale of Interests in Hotel Properties.

On June 24, 2011, we acquired the 49.0% interest in the InterContinental Chicago hotel that was previously owned by DND Hotel JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd., giving us 100% ownership of the InterContinental Chicago hotel. As part of the transaction, we also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, giving us a 53.5% controlling ownership interest in that hotel. Total consideration was approximately $90.2 million, which included the issuance of approximately 10.8 million shares of our common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash which includes our pro-rata share of working capital and post-closing adjustments of $0.5 million.

On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture” for further description of this transaction.

On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received €10.1 million ($14.5 million) of an additional €11.6 million ($16.6 million) owed related to the release of a security deposit and other closing adjustments for total proceeds of approximately €40.8 million ($58.2 million). This property’s assets and liabilities have been classified as held for sale as of December 31, 2010. The results of operations for this property have been classified as discontinued operations for all periods presented.

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

We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero, the InterContinental Prague and our leasehold interest in the Paris Marriott. Our remaining European assets are the Marriott London Grosvenor Square and our leasehold interest in the Marriott Hamburg. While we continue to opportunistically explore options to exit these investments and still intend to be North American-centric with respect to any new acquisitions, our two remaining European assets continue to perform well and we are not currently actively marketing either of these assets for sale.

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

Our Same Store Assets for purposes of the comparison of the three and six months ended June 30, 2011 and 2010 exclude the Four Seasons Silicon Valley, the Four Seasons Jackson Hole, investments in unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2011 and 2010 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2011	2010	2011	2010
Revenues:
Rooms	52.7%	52.2%	53.6%	53.2%
Food and beverage	36.1%	35.5%	35.7%	34.7%
Other hotel operating revenue	10.5%	11.6%	9.9%	11.3%
Lease revenue	0.7%	0.7%	0.8%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR;

•	RevPAR, which stands for revenue per available room, is equal to rooms revenue divided by the number of rooms available; and

•

Total RevPAR, which stands for total revenue per available room, is equal to the sum of rooms revenue, food and beverage revenue and other hotel operating revenue, divided by the number of rooms available.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 53.8% and 53.9% of the rooms sold during the six months ended June 30, 2011 and 2010, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 46.2% and 46.1% of the rooms sold during the six months ended June 30, 2011 and 2010, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, tend to correlate with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. The U.S. GDP growth during the first half of 2011 led to increased hotel demand over the prior year. The increase in demand has come from both our Transient and our Group categories. However, total demand is still well below levels reached before the recent economic downturn; therefore, the ADR for our hotels remains below prior peak performance periods.

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

For purposes of calculating our Total Portfolio RevPAR for the three and six months ended June 30, 2011 and 2010, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole for the three and six months ended June 30, 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2011 and 2010 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2011	2010	2011	2010
Hotel Operating Expenses:
Rooms	19.0%	18.8%	19.7%	19.4%
Food and beverage	32.6%	30.9%	33.1%	31.2%
Other departmental expenses	35.2%	35.8%	34.6%	35.3%
Management fees	4.2%	4.3%	3.9%	4.0%
Other hotel expenses	9.0%	10.2%	8.7%	10.1%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.6% and 47.6% of the Total Portfolio total hotel operating expenses for the six months ended June 30, 2011 and 2010, respectively.

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

Lease expense. As a result of the sale-leaseback transaction applicable to the Marriott Hamburg hotel, we recorded lease expense in our statements of operations. In conjunction with the sale-leaseback transaction, we also record a deferred gain which is amortized as an offset to lease expense.

Corporate expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. In addition to the acquisition and sale of interests in hotel properties noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Common Stock. On March 11, 2011, we issued 8.0 million shares of our common stock to an affiliate of the seller of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in a private placement at a price of $6.25 per share for approximate net proceeds of $49.7 million after expenses. These proceeds were used to repay existing indebtedness under the previous bank credit facility.

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share. After discounts, commissions, and expenses, we raised net proceeds of approximately $331.8 million. These proceeds were used to fund the cash tender offer of the 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes) and repay existing indebtedness under the previous bank credit facility.

New Bank Credit Facility. On June 30, 2011, we entered into a new $300.0 million secured, bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaces the $350.0 million secured bank credit facility that was set to expire in March 2012. The facility’s interest rate is based upon a leverage-based pricing grid ranging from London InterBank Offered Rate (LIBOR) plus 275 basis points to LIBOR plus 375 basis points. The facility’s current interest rate is LIBOR plus 300 basis points, a reduction from the previous facility’s pricing of LIBOR plus 375 basis points. The facility expires on June 30, 2014, with a one-year extension available subject to certain conditions. See “—Liquidity and Capital Resources-Bank credit facility”.

Termination and De-Designation of Cash Flow Hedges. On June 20, 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We recorded a charge of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated other comprehensive loss (OCL) related to interest rates swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $2.0 million to write off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

On February 11, 2011, we paid approximately $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings based on our forecasted levels of LIBOR-based debt at the time of the transaction.

In May and June 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We recorded a charge of $18.3 million, which included the immediate write-off of amounts previously recorded in accumulated OCL related to these swaps, in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2010. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. Subsequent changes in the market value of the interest swap are recorded in earnings.

Mortgage Loan Agreements. On July 28, 2011, we refinanced and increased the loan secured by the InterContinental Chicago hotel to $145.0 million with interest payable monthly at an annual fixed rate of 5.61% and a maturity date of August 1, 2021.

On July 20, 2011, we executed a mortgage agreement in the amount of $130.0 million, which is secured by the Four Seasons Washington, D.C. hotel, that has interest payable monthly at one-month LIBOR plus 3.15% and has a maturity date of July 20, 2014, with two, one-year extension options, subject to certain conditions.

On July 14, 2011, we refinanced and decreased the loan secured by the Loews Santa Monica Beach Hotel to $110.0 million with interest payable monthly at one-month LIBOR plus 3.85%. The loan has a maturity date of July 14, 2015, with three, one-year extension options, subject to certain conditions.

On July 6, 2011, we refinanced and decreased the loan secured by the InterContinental Miami hotel to $85.0 million with interest payable monthly at one-month LIBOR plus 3.50%. The loan has a maturity date of July 6, 2016, with two, one-year extension options, subject to certain conditions.

On June 29, 2011, we repaid the $76.5 million mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel, which became one of the borrowing base properties under the $300.0 million bank credit facility agreement.

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

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

Operating Results

The following table presents the operating results for the three months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$108,812	$92,789	$16,023	17.3%	$95,494	$84,820	$10,674	12.6%
Food and beverage	74,441	63,696	10,745	16.9%	62,810	55,466	7,344	13.2%
Other hotel operating revenue	19,948	19,423	525	2.7%	16,333	16,590	(257)	(1.5)%
Lease revenue	1,277	1,088	189	17.4%	1,277	1,088	189	17.4%

Total revenues	204,478	176,996	27,482	15.5%	175,914	157,964	17,950	11.4%

Operating Costs and Expenses:
Hotel operating expenses	154,318	139,165	(15,153)	(10.9)%	129,790	122,369	(7,421)	(6.1)%
Lease expense	1,257	1,095	(162)	(14.8)%	1,257	1,095	(162)	(14.8)%
Depreciation and amortization	30,091	31,943	1,852	5.8%	25,925	25,749	(176)	(0.7)%
Corporate expenses	11,957	7,359	(4,598)	(62.5)%	—	—	—	—

Total operating costs and expenses	197,623	179,562	(18,061)	(10.1)%	156,972	149,213	(7,759)	(5.2)%

Operating income (loss)	6,855	(2,566)	9,421	367.1%	$18,942	$8,751	$10,191	116.5%

Interest expense, net	(25,711)	(24,710)	(1,001)	(4.1)%
Loss on early extinguishment of debt	(838)	(886)	48	5.4%
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	(10,979)	(60.1)%
Equity in (losses) earnings of unconsolidated affiliates	(2,799)	459	(3,258)	(709.8)%
Foreign currency exchange gain (loss)	147	(811)	958	118.1%
Other income, net	436	462	(26)	(5.6)%

Loss before income taxes and discontinued operations	(51,152)	(46,315)	(4,837)	(10.4)%
Income tax expense	(1,060)	(1,065)	5	0.5%

Loss from continuing operations	(52,212)	(47,380)	(4,832)	(10.2)%
Income from discontinued operations, net of tax	101,034	8,818	92,216	1,045.8%

Net income (loss)	48,822	(38,562)	87,384	226.6%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(224)	245	(469)	(191.4)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,338)	(1,371)	33	2.4%

Net income (loss) attributable to SHR	$47,260	$(39,688)	$86,948	219.1%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$18,942	$8,751	$10,191	116.5%
Corporate expenses					(11,957)	(7,359)	(4,598)	(62.5)%
Corporate depreciation and amortization					(363)	(376)	13	3.5%
Non-Same Store Assets operating income (loss)					233	(3,582)	3,815	106.5%

Total Portfolio operating income (loss)					$6,855	$(2,566)	$9,421	367.1%

Operating Data (1):
Number of hotels	15	14			13	13
Number of rooms	6,356	6,681			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $16.0 million, or 17.3%, for the three months ended June 30, 2011 from the three months ended June 30, 2010. RevPAR from our Total Portfolio for the three months ended June 30, 2011 increased by 14.3% from the three months ended June 30, 2010. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,
	2011	2010
Occupancy	74.47%	71.34%
ADR	$245.51	$224.27
RevPAR	$182.83	$159.99

Our Same Store Assets contributed to a $10.7 million, or 12.6%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. RevPAR from our Same Store Assets for the three months ended June 30, 2011 increased by 12.6% from the three months ended June 30, 2010. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended June 30,
	2011	2010
Occupancy	75.21%	71.33%
ADR	$243.77	$228.27
RevPAR	$183.33	$162.84

The increase in RevPAR for the Same Store Assets resulted from the combination of a 6.8% increase in ADR and a 3.9 percentage-point increase in occupancy. Rooms revenue increased across most of our Same Store Assets for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 due to improving market conditions compared to the second quarter of 2010. There were no hotels that experienced a significant decrease in rooms revenue for the three months ended June 30, 2011 when compared to the same period last year. The increase in Total Portfolio rooms revenue also includes $5.7 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011.

Food and Beverage. Food and beverage revenue increased $10.7 million, or 16.9%, for the Total Portfolio when comparing the three months ended June 30, 2011 to the three months ended June 30, 2010. Our Same Store Assets contributed to a $7.3 million, or 13.2%, increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to the prior year. In addition, the Westin St. Francis hotel had increased revenues resulting from a change in the terms of a restaurant agreement. The increase in Total Portfolio food and beverage revenue also includes $4.2 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. These increases in Total Portfolio food and beverage revenue were partially offset by a $0.8 million decrease in food and beverage revenue due to the Fairmont Scottsdale Princess hotel, which became an equity method investment as a result of a recapitalization effective June 9, 2011. See“—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture”.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2011 and 2010, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)

Hotel operating expenses:
Rooms	$29,818	$26,413	$(3,405)	(12.9)%	$26,009	$24,050	$(1,959)	(8.1)%
Food and beverage	50,658	43,286	(7,372)	(17.0)%	43,331	38,465	(4,866)	(12.7)%
Other departmental expenses	53,825	49,343	(4,482)	(9.1)%	44,141	42,675	(1,466)	(3.4)%
Management fees	6,550	5,924	(626)	(10.6)%	5,358	4,972	(386)	(7.8)%
Other hotel expenses	13,467	14,199	732	5.2%	10,951	12,207	1,256	10.3%

Total hotel operating expenses	$154,318	$139,165	$(15,153)	(10.9)%	$129,790	$122,369	$(7,421)	(6.1)%

For the Total Portfolio, hotel operating expenses increased by $15.2 million, or 10.9%, which includes approximately $10.8 million of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. Our Same Store Assets contributed to a $7.4 million, or 6.1%, increase in hotel operating expenses. For the Same Store Assets, hotel operating expenses were primarily impacted by $4.2 million higher payroll costs resulting from higher occupancy and general wage increases at the hotels, $1.6 million higher food and beverage costs due to increased food and beverage consumption and the change in terms of a restaurant agreement at the Westin St. Francis, $0.8 million higher credit card and travel agent commissions, which increased due to higher occupancy and rates, and $0.4 million higher management fees, partially offset by a decrease in real estate taxes primarily due to a tax refund at the Westin St. Francis. This increase in hotel operating expenses was partially offset by a decrease of $3.0 million of expenses due to the Fairmont Scottsdale Princess hotel, which became an equity method investment as a result of a recapitalization effective June 9, 2011.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $1.9 million, or 5.8%, for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. There was a decrease in depreciation expense of $3.1 million related to the Fairmont Scottsdale Princess hotel due to 1) an impairment of certain assets in the fourth quarter of 2010, which had decreased depreciation expense subsequent to the impairment, and 2) the hotel becoming an equity method investment as a result of a recapitalization effective June 9, 2011. This decrease was partially offset by a $1.1 million increase in depreciation expense due to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011.

Corporate Expenses. Corporate expenses increased $4.6 million, or 62.5%, for the three months ended June 30, 2011 when compared to the same period in 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $4.3 million increase in the charge related to the Value Creation Plan. See “Item 1. Financial Statements – 10. Share-Based Employee Compensation Plans – Value Creation Plan” for further description of this plan. This expense is directly related to our market capitalization and increased during the quarter as a result of continued upward trend in our stock price and the issuance of shares of our common stock.

Interest Expense, Net. The $1.0 million, or 4.1%, increase in interest expense, net for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010, was primarily due to:

•	a $10.9 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs, and

•	a $0.1 million decrease in interest income, partially offset by

•	a $6.2 million decrease attributable to lower average borrowings,

•	a $2.7 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $1.0 million decrease in the amortization of deferred financing costs, and

•	a $0.1 million increase in capitalized interest.

The components of interest expense, net for the three months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Mortgages and other debt	$(16,867)	$(7,831)
Bank credit facility	(528)	(1,617)
Exchangeable Notes	—	(1,208)
Amortization of Exchangeable Notes discount	—	(759)
Amortization of deferred financing costs	(642)	(1,654)
Amortization of interest rate swap costs	(5,306)	(6,590)
Mark to market of certain interest rate swaps	(2,733)	(5,388)
Interest income	51	154
Capitalized interest	314	183

Total interest expense, net	$(25,711)	$(24,710)

The weighted average debt outstanding for the three months ended June 30, 2011 and 2010 amounted to $1.1 billion and $1.4 billion, respectively. At June 30, 2011, including the effect of interest rate swaps, approximately 84.5% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the three months ended June 30, 2011, we recognized a loss on early extinguishment of debt of $0.8 million primarily due to write offs of unamortized deferred financing costs related to refinancings of certain mortgages and a new bank credit facility. During the three months ended June 30, 2010, we purchased all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million.

Loss on Early Termination of Derivative Financial Instruments. During the three months ended June 30, 2011, we terminated five interest rate swaps and recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the three months ended June 30, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

During the three months ended June 30, 2010, we terminated five interest rate swaps and immediately wrote off $18.3 million, which included amounts previously recorded in accumulated OCL related to these swaps.

Equity in (Losses) Earnings of Unconsolidated Affiliates. The following tables present equity in (losses) earnings and certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated affiliates.

Three months ended June 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Four Seasons RCPM	Total
Equity in losses	$(1,417)	$(1,377)	$(5)	$(2,799)

Depreciation and amortization	451	1,939	23	2,413
Interest expense	50	2,858	25	2,933
Income tax benefit	—	(102)	(5)	(107)

Three months ended June 30, 2010 (in thousands):

	Hotel /North Beach Venture (3)	Four Seasons RCPM	BuyEfficient (4)	Total
Equity in earnings	$244	$47	$168	$459

Depreciation and amortization	1,997	50	—	2,047
Interest expense	1,908	38	—	1,946
Income tax expense	154	9	—	163

(1)	On June 9, 2011, the Fairmont Scottsdale Princess Venture, which consists of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., was formed. See “—Off-Balance Sheet Arrangements - Fairmont Scottsdale Princess Venture” for further detail regarding the ownership of the Fairmont Scottsdale Princess hotel.
(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “- Off-Balance Sheet Arrangements - Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.
(3)	These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel. See “- Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.
(4)	On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million.

We recorded $2.8 million of equity in losses during the three months ended June 30, 2011, which is a $3.3 million increase in losses from the $0.5 million equity in earnings recorded during the three months ended June 30, 2010. The increase in losses is primarily due to costs incurred as part of the Hotel del Coronado recapitalization, a higher interest rate on the new Hotel del Coronado loan secured as part of the recapitalization, operating losses incurred at the Fairmont Scottsdale Princess, which became an equity method investment as a result of the recapitalization on June 9, 2011, and the sale of BuyEfficient.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $0.1 million during the three months ended June 30, 2011, which is a $1.0 million increase from the $0.8 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square.

Income from Discontinued Operations, Net of Tax. We sold our leasehold interest in the Paris Marriott hotel during the second quarter of 2011. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The income from discontinued operations, net of tax of $101.0 million for the three months ended June 30, 2011 primarily consisted of a $100.9 million gain on sale related to the Paris Marriott hotel resulting from the recognition of a deferred gain. The income from discontinued operations, net of tax, of $8.8 million for the three months ended June 30, 2010 consisted of the operating results of the Paris Marriott and InterContinental Prague hotels and a $1.8 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel.

Net (Income) Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net income attributable to noncontrolling interests in SHR’s operating partnership for the three months ended June 30, 2011 was $0.2 million, an increase of $0.5 million, from net loss attributable to noncontrolling interests in SHR’s operating partnership when compared to prior year. This change was primarily due to an increase in net income recognized during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Additionally, our ownership percentage of SH Funding increased when compared to the prior period due to the issuance of shares of common stock in connection with i) the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in June 2011, ii) the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011, and iii) a private placement and common stock offering in March 2011 and May 2010, respectively.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

Operating Results

The following table presents the operating results for the six months ended June 30, 2011 and 2010, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$200,282	$173,679	$26,603	15.3%	$172,552	$154,529	$18,023	11.7%
Food and beverage	137,323	118,395	18,928	16.0%	114,867	100,784	14,083	14.0%
Other hotel operating revenue	39,921	38,523	1,398	3.6%	31,967	32,648	(681)	(2.1)%
Lease revenue	2,492	2,275	217	9.5%	2,492	2,275	217	9.5%

Total revenues	380,018	332,872	47,146	14.2%	321,878	290,236	31,642	10.9%

Operating Costs and Expenses:
Hotel operating expenses	296,757	268,856	(27,901)	(10.4)%	250,819	233,928	(16,891)	(7.2)%
Lease expense	2,453	2,290	(163)	(7.1)%	2,453	2,290	(163)	(7.1)%
Depreciation and amortization	60,696	65,986	5,290	8.0%	52,192	53,642	1,450	2.7%
Corporate expenses	26,434	13,419	(13,015)	(97.0)%	—	—	—	—

Total operating costs and expenses	386,340	350,551	(35,789)	(10.2)%	305,464	289,860	(15,604)	(5.4)%

Operating (loss) income	(6,322)	(17,679)	11,357	64.2%	$16,414	$376	$16,038	4,265.4%

Interest expense, net	(45,227)	(46,065)	838	1.8%
Loss on early extinguishment of debt	(838)	(886)	48	5.4%
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	(10,979)	(60.1)%
Equity in losses of unconsolidated affiliates	(4,399)	(101)	(4,298)	(4,255.4)%
Foreign currency exchange gain (loss)	286	(1,262)	1,548	122.7%
Other income, net	4,361	694	3,667	528.4%

Loss before income taxes and discontinued operations	(81,381)	(83,562)	2,181	2.6%
Income tax benefit (expense)	588	(228)	816	357.9%

Loss from continuing operations	(80,793)	(83,790)	2,997	3.6%
Income from discontinued operations, net of tax	101,196	10,617	90,579	853.2%

Net income (loss)	20,403	(73,173)	93,576	127.9%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(86)	687	(773)	(112.5)%
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(743)	228	(971)	(425.9)%

Net income (loss) attributable to SHR	$19,574	$(72,258)	$91,832	127.1%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Loss:
Same Store Assets operating income					$16,414	$376	$16,038	4,265.4%
Corporate expenses					(26,434)	(13,419)	(13,015)	(97.0)%
Corporate depreciation and amortization					(732)	(751)	19	2.5%
Non-Same Store Assets operating income (loss)					4,430	(3,885)	8,315	214.0%

Total Portfolio operating loss					$(6,322)	$(17,679)	$11,357	64.2%

Operating Data (1):
Number of hotels	15	14			13	13
Number of rooms	6,356	6,681			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $26.6 million, or 15.3%, for the six months ended June 30, 2011 from the six months ended June 30, 2010. RevPAR from our Total Portfolio for the six months ended June 30, 2011 increased by 13.2% from the six months ended June 30, 2010. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010
Occupancy	70.39%	66.39%
ADR	$241.95	$226.71
RevPAR	$170.32	$150.52

Our Same Store Assets contributed to an $18.0 million, or 11.7%, increase in rooms revenue. RevPAR from our Same Store Assets for the six months ended June 30, 2011 increased by 11.7% from the six months ended June 30, 2010. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2011 and 2010 are summarized as follows:

	Six Months Ended June 30,
	2011	2010
Occupancy	69.99%	65.26%
ADR	$237.89	$228.48
RevPAR	$166.49	$149.10

The increase in RevPAR for the Same Store Assets resulted from the combination of a 4.1% increase in ADR and a 4.7 percentage-point increase in occupancy. Rooms revenue increased across most of our Same Store Assets for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 due to improving market conditions compared to the first six months of 2010. The Four Seasons Punta Mita Resort was the only hotel that experienced a decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico. The increase in Total Portfolio rooms revenue also includes $7.6 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011.

Food and Beverage. Food and beverage revenue increased $18.9 million, or 16.0%, for the Total Portfolio when comparing the six months ended June 30, 2011 to the six months ended June 30, 2010. Our Same Store Assets contributed to a $14.1 million, or 14.0%, increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to prior year. The increase in Total Portfolio food and beverage revenue also includes $5.4 million of additional revenue generated by the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. These increases in Total Portfolio food and beverage revenue were partially offset by a $0.6 million decrease in food and beverage revenue due to the Fairmont Scottsdale Princess hotel, which became an equity method investment as a result of a recapitalization effective June 9, 2011.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2011 and 2010, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$56,445	$50,574	$(5,871)	(11.6)%	$49,395	$45,402	$(3,993)	(8.8)%
Food and beverage	96,665	83,091	(13,574)	(16.3)%	82,926	73,050	(9,876)	(13.5)%
Other departmental expenses	104,498	96,168	(8,330)	(8.7)%	86,698	82,479	(4,219)	(5.1)%
Management fees	12,324	11,596	(728)	(6.3)%	9,717	9,465	(252)	(2.7)%
Other hotel expenses	26,825	27,427	602	2.2%	22,083	23,532	1,449	6.2%

Total hotel operating expenses	$296,757	$268,856	$(27,901)	(10.4)%	$250,819	$233,928	$(16,891)	(7.2)%

For the Total Portfolio, hotel operating expenses increased by $27.9 million, or 10.4%, primarily due to our Same Store Assets which contributed to an increase of $16.9 million, or 7.2%. For the Same Store Assets, hotel operating expenses were impacted by $9.7 million higher payroll costs resulting from higher occupancy and wage increases at the hotels, $3.1 million higher food and beverage costs due to increased food and beverage consumption and the change in terms of a restaurant agreement at the Westin St. Francis, $1.5 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume, and $0.7 million higher utility costs, partially offset by a decrease in real estate taxes of $1.5 million primarily due to lower tax rates at the Fairmont Chicago and a tax refund at the Westin St. Francis. Additionally, the Total Portfolio hotel operating expenses includes approximately $13.9 million of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in Total Portfolio hotel operating expenses was partially offset by a $2.7 million decrease due to the Fairmont Scottsdale Princess hotel, which became an equity method investment as a result of a recapitalization effective June 9, 2011.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $5.3 million, or 8.0%, for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. This was primarily driven by a decrease in depreciation expense of $5.2 million related to the Fairmont Scottsdale Princess hotel due to 1) an impairment of certain assets in the fourth quarter of 2010, which had decreased depreciation expense subsequent to the impairment, and 2) the hotel becoming an equity method investment as a result of a recapitalization effective June 9, 2011.

Corporate Expenses. Corporate expenses increased $13.0 million, or 97.0%, for the six months ended June 30, 2011 when compared to the same period in 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $13.0 million increase in the charge related to the Value Creation Plan. See “Item 1. Financial Statements – 10. Share-Based Employee Compensation Plans – Value Creation Plan” for further description of this plan. This expense is directly related to our market capitalization and increased during the first six months of 2011 as a result of continued upward trend in our stock price and the issuance of shares of our common stock.

Interest Expense, Net. The $0.8 million, or 1.8%, decrease in interest expense, net for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was primarily due to:

•	a $13.2 million decrease attributable to lower average borrowings,

•	a $6.3 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $1.5 million decrease in the amortization of deferred financing costs, and

•	a $0.2 million increase in capitalized interest, partially offset by

•	a $20.1 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs, and

•	a $0.2 million decrease in interest income.

The components of interest expense, net for the six months ended June 30, 2011 and 2010 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Mortgages and other debt	$(33,741)	$(15,958)
Bank credit facility	(1,390)	(3,755)
Exchangeable Notes	—	(2,783)
Amortization of Exchangeable Notes discount	—	(1,865)
Amortization of deferred financing costs	(1,922)	(3,465)
Amortization of interest rate swap costs	(10,436)	(14,215)
Mark to market of certain interest rate swaps	1,633	(4,657)
Interest income	83	305
Capitalized interest	546	328

Total interest expense, net	$(45,227)	$(46,065)

The weighted average debt outstanding for the six months ended June 30, 2011 and 2010 amounted to $1.1 billion and $1.4 billion, respectively. At June 30, 2011, including the effect of interest rate swaps, approximately 84.5% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the six months ended June 30, 2011, we recognized a loss on early extinguishment of debt of $0.8 million primarily due to write offs of unamortized deferred financing costs related to refinancings of certain mortgages and a new bank credit facility. During the six months ended June 30, 2010, we purchased all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million.

Loss on Early Termination of Derivative Financial Instruments. During the six months ended June 30, 2011, we recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the six months ended June 30, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

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

Six months ended June 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures	Four Seasons RCPM	Total
Equity in (losses) earnings	$(1,417)	$(2,538)	$(511)	$67	$(4,399)

Depreciation and amortization	451	3,211	544	46	4,252
Interest expense	50	4,655	778	51	5,534
Income tax (benefit) expense	—	(10)	(669)	22	(657)

Six months ended June 30, 2010 (in thousands):

	Hotel /North Beach Venture	Four Seasons RCPM	BuyEfficient	Total
Equity in (losses) earnings	$(617)	$228	$288	$(101)

Depreciation and amortization	3,988	64	—	4,052
Interest expense	3,752	60	—	3,812
Income tax (benefit) expense	(383)	77	—	(306)

We recorded $4.4 million of equity in losses during the six months ended June 30, 2011, which is a $4.3 million increase in losses from the $0.1 million equity in losses recorded during the six months ended June 30, 2010. The increase in losses is primarily due to legal costs incurred as part of the Hotel del Coronado recapitalization, a higher interest rate on the new loan secured as part of the Hotel del Coronado recapitalization, mark to market of interest rate caps purchased as part of the Hotel del Coronado recapitalization, operating losses at the Fairmont Scottsdale Princess, which became an equity method investment as a result of the recapitalization on June 9, 2011, and the sale of BuyEfficient.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $0.3 million during the six months ended June 30, 2011, which is a $1.6 million increase from the $1.3 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income, net of $3.7 million for the six months ended June 30, 2011 when compared to the prior year is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient, a $0.6 million increase in asset management fee income and a $0.4 million decrease in state and local taxes.

Income Tax Benefit (Expense). We recorded an income tax benefit of $0.6 million during the six months ended June 30, 2011, an increase of $0.8 million from an income tax expense of $0.2 million during the six months ended June 30, 2010. The change in income taxes primarily relates to a decrease in tax expense at the Four Seasons Punta Mita Resort resulting from a decline in earnings and permanent differences due to foreign exchange losses and depreciation.

Income from Discontinued Operations, Net of Tax. We sold our leasehold interest in the Paris Marriott hotel during the second quarter of 2011. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The income from discontinued operations, net of tax of $101.2 million for the six months ended June 30, 2011 consisted primarily of a $100.9 million gain recognized on the sale of the Paris Marriott hotel resulting from the recognition of a deferred gain. The income from discontinued operations, net of tax, of $10.6 million for the six months ended June 30, 2010 primarily consisted of the operating results of the Paris Marriott and the InterContinental Prague hotels and a $1.8 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel.

Net (Income) Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net income attributable to noncontrolling interests in SHR’s operating partnership for the six months ended June 30, 2011 was $0.1 million, an increase of $0.8 million, from net loss attributable to noncontrolling interests in SHR’s operating partnership when compared to prior year. This change was primarily due to an increase in net income recognized during the six months ended June 30, 2011 when compared to the six months ended June 30, 2011. Additionally, our ownership percentage of SH Funding increased when compared to the prior period due to the issuance of shares of common stock in connection with i) the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in June 2011, ii) the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011, and iii) a private placement and common stock offering in March 2011 and May 2010, respectively.

Net (Income) Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates increased by $1.0 million for the six months ended June 30, 2011 when compared to the same period in the prior year due to net income of our consolidated affiliates in 2011 and net losses of our consolidated affiliates in 2010. Additionally, in June 2011, we acquired the remaining noncontrolling interest in the InterContinental Chicago and increased our interest in the Hyatt Regency La Jolla hotel.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The new facility provides sufficient borrowing capacity to meet our short-term liquidity requirements during 2011 and thereafter. As of June 30, 2011, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Ritz-Carlton Half Moon Bay, the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of August 3, 2011, the outstanding borrowings and letters of credit in the aggregate were $0.5 million.

In the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $331.8 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the previous bank credit facility. In the fourth quarter of 2010, we sold the InterContinental Prague for net sales proceeds of $3.6 million, in which the buyer assumed the mortgage debt and related interest rate swap liability. On March 11, 2011 we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under the previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €10.1 million ($14.5 million) related to a security deposit that was released back to us and other closing adjustments. We expect to receive an additional €1.5 million ($2.1 million) within six months of the close date. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. As of June 30, 2011, unpaid cumulative preferred dividends totaled $77.2 million and these dividends continue to accrue at approximately $7.7 million per quarter.

In evaluating when to reinstate payment of the preferred dividends, we have focused on ensuring that we address the majority of our 2011 and 2012 debt maturities, and that current and forecasted future operating results are sufficient to sustain payment of the quarterly preferred dividends on an ongoing basis. We have successfully completed a series of transactions including the sale of assets, equity offerings, and debt refinancings and restructurings. The result of these transactions have reduced our total outstanding debt, extended the maturities of existing debt well into the future, and strategically staggered all of our future debt maturities.

While operations at our hotels have substantially improved and we currently anticipate that trend to continue, we are currently in the process of reviewing our internal forecast of operations in light of the uncertainty regarding the impact of the resolution of the national debt limit issues and the recent softening of economic indicators. Given the uncertainty surrounding these issues and the related ramifications to the economy in general, and operations at our hotels in particular, we plan to postpone making a decision regarding payment of the cumulative accrued preferred dividend and reinstatement of the quarterly preferred dividend until there is resolution to these issues and greater clarity regarding the impact to the overall economy and our operating results.

Capital expenditures for the six months ended June 30, 2011 and 2010 amounted to $24.5 million and $18.0 million, respectively. Included in the 2011 and 2010 amounts were $0.5 million and $0.3 million of capitalized interest, respectively. For the remainder of the year ended December 31, 2011, we expect to spend approximately $34.6 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and up to approximately $8.7 million on owner-funded projects.

Bank credit facility. On June 30, 2011, we entered into a $300.0 million bank credit facility agreement. The agreement contains an accordion feature allowing for additional borrowing capacity up to $400.0 million, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the bank credit facility:

•

interest on the facility is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan and base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the ratio of consolidated debt to gross asset value (Leverage Ratio) as follows:

Leverage Ratio	Applicable Margin of each LIBOR Loan (% per annum)	Applicable Margin of each Base Rate Loan (% per annum)
Greater than or equal to 60%	3.75%	2.75%
Greater than or equal to 55% but less than 60%	3.50%	2.50%
Greater than or equal to 50% but less than 55%	3.25%	2.25%
Greater than or equal to 45% but less than 50%	3.00%	2.00%
Less than 45%	2.75%	1.75%

•

an unused commitment fee is payable monthly based on the unused revolver balance at a rate of 0.45% per annum in the event that the bank credit facility usage is less than 50% and a rate of 0.25% per annum in the event that the bank credit facility usage is equal to or greater than 50%;

•	maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period with an extension fee equal to 25 basis points, subject to certain conditions;

•

lenders received collateral in the form of mortgages over four borrowing base properties, which initially include the Ritz-Carlton Laguna Niguel, the Ritz-Carlton Half Moon Bay, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire, in addition to pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

•

maximum availability is determined by the lesser of 60% advance rate against the appraised value of the borrowing base properties (provided at any time the total fixed charge coverage ratio is less than 1.25 times, the percentage shall be reduced to 55%) or a 1.20 times debt service coverage on the borrowing base properties (based on the trailing 12 months net operating income for these assets divided by the greater of the in-place interest rate or 7.0% debt constant on the balance outstanding under the bank credit facility) provided not more than 40% of aggregate appraised value and 40% of trailing 12 month net operating income is attributable to borrowing base properties located outside the United States;

•

minimum corporate fixed charge coverage of 1.00 times from the closing date through the fourth quarter of 2012, 1.10 times through 2013, 1.20 times from the first quarter of 2014 through the initial maturity date, and 1.30 times during the extension year, which will permanently increase to 1.35 times if cash dividends are reinstated on SHR’s common stock;

•	maximum corporate leverage of 65% during the initial term and 60% during any extension period;

•

minimum tangible net worth of $700.0 million, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of SHR’s common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the credit facility agreement.

Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on our ability to incur costs for discretionary capital programs and redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75.0 million, which is secured by the $300.0 million bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, related to mortgages and other debt payable as of June 30, 2011, excluding amounts outstanding under the back credit facility (in thousands):

	Balance as of June 30, 2011	Remainder of 2011	2012	2013	2014	2015	Thereafter
Mortgages payable
InterContinental Chicago, LIBOR plus 1.06% (1)	$121,000	$121,000	$—	$—	$—	$—	$—
InterContinental Miami, LIBOR plus 0.73% (1)	90,000	90,000	—	—	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 0.63% (1)	118,250	—	118,250	—	—	—	—
Hyatt Regency La Jolla, LIBOR plus 1.00%	97,500	—	97,500	—	—	—	—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10% (2)	119,034	1,653	3,307	114,074	—	—	—
Fairmont Chicago, 6.09% (2)	97,750	—	2,583	2,745	2,917	3,099	86,406
Westin St. Francis, 6.09% (2)	220,000	—	5,814	6,178	6,564	6,976	194,468
Four Seasons Washington, D.C. (1)	—	—	—	—	—	—	—

Total mortgages payable	863,534	212,653	227,454	122,997	9,481	10,075	280,874
Other debt, 5.00% (3)	1,476	—	—	1,476	—	—	—

Total mortgages and other debt payable	$865,010	$212,653	$227,454	$124,473	$9,481	$10,075	$280,874

(1)	Subsequent to June 30, 2011, we refinanced certain mortgage loans. The mortgage secured by the InterContinental Chicago hotel was increased to $145.0 million with interest payable monthly at an annual fixed rate of 5.61% and has a maturity date of August 1, 2021. The mortgage secured by the InterContinental Miami hotel was reduced to $85.0 million with interest payable monthly at one-month LIBOR plus 3.50% and has a maturity date of July 6, 2016 with two, one-year extension options subject to certain conditions. The mortgage secured by the Loews Santa Monica Beach Hotel was reduced to $110.0 million with interest payable monthly at one-month LIBOR plus 3.85% and has a maturity date of July 14, 2015 with three, one-year extension options subject to certain conditions. Additionally, we executed a mortgage agreement in the amount of $130.0 million, which is secured by the Four Seasons Washington, D.C. hotel. The loan has interest payable monthly at one-month LIBOR plus 3.15% and has a maturity date of July 20, 2014, with two, one-year extension options subject to certain conditions.

The following table summarizes the aggregate maturities (assuming all extensions exercised) as of June 30, 2011, after giving effect to the July 2011 mortgage refinancings and the new mortgage loan (in thousands):

Years ending December 31,	Amounts
2011 (remainder)	$1,653
2012	109,203
2013	126,417
2014	13,872
2015	15,046
Thereafter	739,569

Total	$1,005,760

(2)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2011.
(3)	The North Beach Venture (see “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share and raised net proceeds of approximately $331.8 million. In addition, on March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the InterContinental Chicago and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash which includes our pro-rata share of working capital and post-closing adjustments of $0.5 million. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of June 30, 2011, we had 1,704,519 RSUs outstanding, of which 499,115 were vested. In addition, we had 669,797 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and operating partnership units (OP Units) since December 31, 2010 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2010	151,305,314	954,571	152,259,885
RSUs redeemed for shares of our common stock	211,665	—	211,665
OP Units redeemed for shares of our common stock	101,110	(101,110)	—
Common stock issued	33,998,846	—	33,998,846

Outstanding at June 30, 2011	185,616,935	853,461	186,470,396

Cash Flows

Operating Activities. Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2011 compared to $27.5 million for the six months ended June 30, 2010. Cash flows from operations decreased from 2010 to 2011 primarily due to working capital changes.

Investing Activities. Net cash used in investing activities was $36.2 million for the six months ended June 30, 2011 compared to $30.0 million for the six months ended June 30, 2010. The significant investing activities during these periods are summarized below:

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the six months ended June 30, 2011.

•	We sold our leasehold interest in the Paris Marriott during the six months ended June 30, 2011 for $55.3 million.

•	We paid $92.7 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the six months ended June 30, 2011.

•

We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the six months ended June 30, 2011.

•

We disbursed $24.5 million and $18.0 million during the six months ended June 30, 2011 and 2010, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $6.4 million and $10.3 million during the six months ended June 30, 2011 and 2010, respectively.

Financing Activities. Net cash provided by financing activities was $12.4 million for the six months ended June 30, 2011 compared to net cash used in financing activities of $36.9 million for the six months ended June 30, 2010. The significant financing activities during these periods are summarized below:

•

We received proceeds from a private placement and common stock offering, net of offering costs of approximately $49.5 million and $333.1 million during the six months ended June 30, 2011 and 2010, respectively.

•

During the six months ended June 30, 2011, we had net borrowings of $99.5 million under our bank credit facility. During the six months ended June 30, 2010, we made net payments of $123.0 million on our bank credit facility.

•	During the six months ended June 30, 2011 and 2010, we made payments of $78.1 million and $30.9 million, respectively, on mortgages and other debt.

•	We paid $33.3 million and $35.2 million to terminate and buy down interest rate swaps during the six months ended June 30, 2011 and 2010, respectively.

•

We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for $19.4 million during the six months ended June 30, 2011.

•	During the six months ended June 30, 2011, we paid financing costs of $5.1 million.

•	During the six months ended June 30, 2010, we purchased the outstanding Exchangeable Notes for $180.0 million.

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

For the six months ended June 30, 2011, our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the economic environment for hotel operations, no projected taxable distribution requirement and pending debt maturities. Based on our current forecasts, we would not be required to make any distributions during 2011 in order to maintain our REIT status. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of June 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)(3)	$992,510	$212,653	$361,408	$148,281	$270,168
Interest on long-term debt obligations (3)(4)	222,764	27,391	141,314	47,251	6,808
Operating lease obligations—ground leases and office space	9,714	337	2,102	1,478	5,797
Operating leases –Marriott Hamburg	100,678	2,649	15,897	10,598	71,534
Construction contracts	8,622	8,622	—	—	—

Total	$1,334,288	$251,652	$520,721	$207,608	$354,307

The table below summarizes our future long-term debt obligations and interest as of June 30, 2011, after giving effect to the July 2011 mortgage refinancings and the new mortgage loan (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)(3)	$1,133,260	$1,653	$249,492	$288,406	$593,709
Interest on long-term debt obligations (3)(4)	373,680	33,537	201,657	85,114	53,372

(1)	These amounts represent obligations that are due within fiscal year 2011.
(2)	Long-term debt obligations include our mortgages and other debt and bank credit facility. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Subsequent to June 30, 2011, we refinanced certain of our mortgage loans and entered into one new mortgage loan. See “—Liquidity and Capital Resources-Mortgages and other debt payable”.

(4)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2011 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of June 30, 2011, $16.6 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Fairmont Scottsdale Princess Venture

On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel. We entered into agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), to form FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. We contributed the assets and liabilities of the hotel and cash of approximately $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture and now account for our investment under the equity method of accounting. We jointly control the venture with Walton Street and serve as the managing member. We also continue to serve as the hotel’s asset manager and earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% of total revenues during years three and four, and 1.5% of total revenues thereafter, as well as certain project management fees. In connection with the Fairmont Scottsdale Princess Venture, we are entitled to certain promote payments after Walton Street achieves a specified return.

As part of the recapitalization, the Fairmont Scottsdale Princess Venture retired the hotel’s $40.0 million mezzanine debt. In addition, the hotel’s $140.0 million first mortgage was amended and extended. The amendment included a $7.0 million principal payment and the debt was extended through December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest will remain payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $30.6 million as of June 30, 2011. Our equity in losses of the Fairmont Scottsdale Princess Venture was $1.4 million for the six months ended June 30, 2011.

Hotel and North Beach Ventures

Prior to February 4, 2011, we had a 45.0% ownership interest in the Hotel Venture, the then owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. We accounted for our investments in the Hotel and North Beach Ventures under the equity method of accounting. Our investment in the Hotel and North Beach Ventures amounted to $7.8 million as of December 31, 2010. We recognized equity in losses related to the Hotel and North Beach Ventures of $0.5 million for the period from January 1, 2011 through February 3, 2011 and $0.6 million for the six months ended June 30, 2010. We earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. We recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by us.

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

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, we acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, we contributed $57.4 million of cash drawn from our bank credit facility to fund our contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1.7 million financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the Hotel del Coronado Venture. The Hotel del Coronado Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, we also acquired our partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25.6 million and an existing deferred tax liability of approximately $48.6 million. As a result of the Transaction, we recorded an equity method investment of $97.6 million. Pursuant to the terms of the Transaction, Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. Our investment in the Hotel del Coronado Venture amounted to $95.5 million as of June 30, 2011. Our equity in losses of the Hotel del Coronado Venture was $2.5 million for the six months ended June 30, 2011.

The Hotel del Coronado Venture secured $425.0 million of five-year debt financing at a weighted average rate of LIBOR plus 480 basis points, subject to a 1.0% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the Hotel del Coronado Venture purchased a two-year 2.0% LIBOR cap, which was required by the loan.

We continue to act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the remaining members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity.

Four Seasons RCPM

We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2011 and December 31, 2010, our investment in the unconsolidated affiliate amounted to $3.9 million and $4.0 million, respectively. Our equity in earnings of the unconsolidated affiliate was $0.1 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

BuyEfficient

We owned a 50.0% interest in an electronic purchasing platform venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We accounted for this investment under the equity method of accounting. At December 31, 2010, our investment in the unconsolidated affiliate amounted to $6.3 million. Our equity in earnings of the unconsolidated affiliate was $0.3 million for the six months ended June 30, 2010. On January 21, 2011, we sold our 50.0% interest in this venture for $9.0 million.

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

There were no indicators of potential impairment during the six months ended June 30, 2011, and we did not record any non-cash long-lived asset impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to June 30, 2011. Any such adjustments could be material, but will be non-cash.

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

There were no indicators of potential impairment during the six months ended June 30, 2011, and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to June 30, 2011. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the six months ended June 30, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to June 30, 2011. Any such adjustments could be material, but will be non-cash.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the six months ended June 30, 2011.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position. In February 2011, we paid $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings in February 2011 based on our forecasted levels of LIBOR-based debt at the time of the transaction. In June 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We also de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $29.2 million, which included the immediate write-off of $27.4 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. Changes in the market value of the de-designated interest rate swap will be recorded in earnings subsequent to the de-designation. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be reassessed in the future for additional terminations.

•

Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. We classified the Paris Marriott’s assets and liabilities as held for sale as of December 31, 2010.

Seasonality

The lodging business is seasonal in nature, and we experience some seasonality in our business. Revenues for hotels in tourist areas, those with significant group business, and in areas driven by greater climate changes are generally seasonal. Quarterly revenues also may be adversely affected by events beyond our control, such as extreme weather conditions and other acts of nature, terror attacks or alerts, airline strikes, economic factors and other considerations affecting travel.

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

New Accounting Guidance

In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on our financial statements.

In December 2010, the FASB issued new guidance that amends the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. We adopted the new guidance on January 1, 2011, and determined that it did not have a material impact on our financial statements.

Non-GAAP Financial Measures

We present five non-GAAP financial measures that we believe are useful to management and investors as key measures of our operating performance: FFO; FFO - Fully Diluted; Comparable FFO; EBITDA; and Comparable EBITDA. Amounts presented in accordance with our definitions of FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to comparable GAAP measures such as net income (loss) attributable to SHR common shareholders. In addition, adverse economic and market conditions might negatively impact our cash flow. We have provided a quantitative reconciliation of FFO, FFO - Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) attributable to SHR common shareholders.

EBITDA and Comparable EBITDA

EBITDA represents net income (loss) attributable to SHR common shareholders excluding: (i) interest expense, (ii) income taxes, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; and (iii) depreciation and amortization. EBITDA also excludes interest expense, income taxes and depreciation and amortization of our unconsolidated affiliates. EBITDA is presented on a full participation basis, which means we have assumed conversion of all redeemable noncontrolling interests of our operating partnership into our common stock and includes preferred dividends. We believe this treatment of noncontrolling interests provides more useful information for management and our investors and appropriately considers our current capital structure. We also present Comparable EBITDA, which eliminates the effect of realizing deferred gains on our sale leasebacks, as well as the effect of gains or losses on sales of assets, early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to SHR common shareholders	$39,538	$(47,410)	$4,131	$(87,701)
Depreciation and amortization – continuing operations	30,091	31,943	60,696	65,986
Depreciation and amortization – discontinued operations	—	1,740	—	3,554
Interest expense – continuing operations	25,762	24,864	45,310	46,370
Interest expense – discontinued operations	—	2,152	—	5,338
Income taxes – continuing operations	1,060	1,065	(588)	228
Income taxes – discontinued operations	20	348	379	407
Noncontrolling interests	224	(245)	86	(687)
Adjustments from consolidated affiliates	(2,854)	(2,136)	(4,183)	(3,618)
Adjustments from unconsolidated affiliates	5,241	4,156	9,131	7,558
Preferred shareholder dividends	7,722	7,722	15,443	15,443

EBITDA	106,804	24,199	130,405	52,878
Realized portion of deferred gain on sale leaseback – continuing operations	(56)	(49)	(109)	(103)
Realized portion of deferred gain on sale leaseback – discontinued operations	(62)	(1,068)	(1,214)	(2,233)
Gain on sale of assets – continuing operations	—	—	(2,640)	—
Gain on sale of assets – discontinued operations	(100,951)	(1,849)	(100,965)	(1,237)
Loss on early extinguishment of debt	838	886	838	886
Loss on early termination of derivative financial instruments	29,242	18,263	29,242	18,263
Foreign currency exchange (gain) loss – continuing operations	(147)	811	(286)	1,262
Foreign currency exchange loss (gain) – discontinued operations	7	(6,067)	(51)	(12,586)
Adjustment for Value Creation Plan	6,818	2,521	15,999	3,027

Comparable EBITDA	$42,493	$37,647	$71,219	$60,157

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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to SHR common shareholders	$39,538	$(47,410)	$4,131	$(87,701)
Depreciation and amortization – continuing operations	30,091	31,943	60,696	65,986
Depreciation and amortization – discontinued operations	—	1,740	—	3,554
Corporate depreciation	(290)	(306)	(589)	(610)
Gain on sale of assets – continuing operations	—	—	(2,640)	—
Gain on sale of assets – discontinued operations	(100,951)	(1,849)	(100,965)	(1,237)
Realized portion of deferred gain on sale leaseback – continuing operations	(56)	(49)	(109)	(103)
Realized portion of deferred gain on sale leaseback – discontinued operations	(62)	(1,068)	(1,214)	(2,233)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	20	333	379	696
Noncontrolling interests adjustments	(149)	(227)	(306)	(707)
Adjustments from consolidated affiliates	(1,598)	(1,336)	(3,159)	(3,302)
Adjustments from unconsolidated affiliates	2,414	2,048	4,253	4,052

FFO	(31,043)	(16,181)	(39,523)	(21,605)
Redeemable noncontrolling interests	373	(18)	392	20

FFO – Fully Diluted	(30,670)	(16,199)	(39,131)	(21,585)
Non-cash mark to market of interest rate swaps	2,733	4,181	(1,633)	4,181
Loss on early extinguishment of debt	838	886	838	886
Loss on early termination of derivative financial instruments	29,242	18,263	29,242	18,263
Foreign currency exchange (gain) loss – continuing operations	(147)	811	(286)	1,262
Foreign currency exchange loss (gain), net of tax – discontinued operations	7	(6,074)	(51)	(12,600)
Adjustment for Value Creation Plan	6,818	2,521	15,999	3,027

Comparable FFO	$8,821	$4,389	$4,978	$(6,566)

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

See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2011.

As of June 30, 2011, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $992.5 million, of which approximately 84.5% was fixed-rate debt when including the effect of interest rate swaps.

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

For the six months ended June 30, 2011, approximately 10.0% of our total revenues, were generated outside of the United States, with approximately 5.0% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 4.3% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 0.7% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10.0% during the six months ended June 30, 2011, total revenues and operating income or loss would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Increase in total revenues	$1.9	$1.6	$0.2	$3.7
Increase in operating income	$0.2	$0.1	$—	$0.3

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of June 30, 2011, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $2.4 million from the amounts reported.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2011, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $77,213,000.

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

STRATEGIC HOTELS & RESORTS, INC.

August 4, 2011	By:	/s/ Laurence S. Geller

Laurence S. Geller
President, Chief Executive Officer and Director
(principal executive officer)

August 4, 2011	By:	/s/ Diane M. Morefield

Diane M. Morefield
Executive Vice President and Chief Financial Officer
(principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.e	Certificate of Correction relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the Company’s 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Company’s 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.i	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

10.1	Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 24, 2011 and incorporated herein by reference).

10.2	Form of Amendment One to Strategic Hotels & Resorts, Inc. Value Creation Plan and Strategic Hotels & Resorts, Inc. Unit Agreement Under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 25, 2011 and incorporated herein by reference).

	10.3	Limited Liability Company Agreement of FMT Scottsdale Holdings, LLC, dated as of June 9, 2011, made by and between Walton Scottsdale Investors VI, LLC and SHR Scottsdale Investor, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

	10.4	Purchase and Sale Agreement by and among SHR Scottsdale, L.L.C., DTRS Scottsdale, L.L.C., SHR Scottsdale Z, L.L.C., FMT Scottsdale Owner, LLC and Walton/SHR FPH, LLC, dated June 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

	10.5	Restructuring Agreement by and among SHR Scottsdale, L.L.C., Strategic Hotel Funding, L.L.C., DTRS Scottsdale, L.L.C. and Bank of America, National Association, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, dated June 9, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

	10.6	Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 6, 2011 and incorporated herein by reference).

	10.7	Credit Agreement, dated as of June 30, 2011, among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 7, 2011 and incorporated herein by reference).

+	10.8	Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation.

+	10.9	Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation.

+	31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	99.1	Forward-Looking Information and Risk Factors.

	101.INS	XBRL Instance Document *

	101.SCH	XBRL Taxonomy Extension Schema Document *

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

+	Filed herewith
*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010; and (iv) Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

The XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the Securities Act), or Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.