Form 10-Q
period 2011-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2011-11-04
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 2, 2011 was 185,627,199.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30, 2011	December 31, 2010
Assets
Investment in hotel properties, net	$1,707,798	$1,835,451
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $8,311 and $6,536	31,301	32,620
Assets held for sale	—	45,145
Investment in unconsolidated affiliates	128,407	18,024
Cash and cash equivalents	88,843	78,842
Restricted cash and cash equivalents	44,543	34,618
Accounts receivable, net of allowance for doubtful accounts of $1,538 and $1,922	47,959	35,250
Deferred financing costs, net of accumulated amortization of $2,587 and $15,756	11,680	3,322
Deferred tax assets	6,017	4,121
Other assets	26,791	34,564

Total assets	$2,133,698	$2,162,316

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$1,000,706	$1,118,281
Bank credit facility	—	28,000
Liabilities of assets held for sale	—	93,206
Accounts payable and accrued expenses	240,397	266,773
Deferred tax liabilities	48,848	1,732
Deferred gain on sale of hotels	3,781	3,930

Total liabilities	1,293,732	1,511,922
Noncontrolling interests in SHR’s operating partnership	3,678	5,050
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share and $138,450 and $131,296 in the aggregate)	108,206	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share and $141,091 and $133,975 in the aggregate)	110,775	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share and $176,363 and $167,469 in the aggregate)	138,940	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 185,627,199 and 151,305,314 common shares issued and outstanding)	1,856	1,513
Additional paid-in capital	1,715,023	1,553,286
Accumulated deficit	(1,170,022)	(1,185,294)
Accumulated other comprehensive loss	(78,695)	(107,164)

Total SHR’s shareholders’ equity	826,083	620,262
Noncontrolling interests in consolidated affiliates	10,205	25,082

Total equity	836,288	645,344

Total liabilities, noncontrolling interests and equity	$2,133,698	$2,162,316

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rooms	$110,048	$94,995	$310,330	$268,674
Food and beverage	58,664	54,028	195,987	172,423
Other hotel operating revenue	19,939	18,762	59,860	57,285
Lease revenue	1,255	1,108	3,747	3,383

Total revenues	189,906	168,893	569,924	501,765

Operating Costs and Expenses:
Rooms	29,283	27,364	85,728	77,938
Food and beverage	45,345	40,947	142,010	124,038
Other departmental expenses	51,358	49,701	155,856	145,869
Management fees	5,879	5,222	18,203	16,818
Other hotel expenses	12,672	12,621	39,497	40,048
Lease expense	1,249	1,106	3,702	3,396
Depreciation and amortization	25,526	32,209	86,222	98,195
Corporate expenses	(2,228)	8,679	24,206	22,098

Total operating costs and expenses	169,084	177,849	555,424	528,400

Operating income (loss)	20,822	(8,956)	14,500	(26,635)
Interest expense	(21,838)	(22,118)	(67,148)	(68,488)
Interest income	41	64	124	369
Loss on early extinguishment of debt	(399)	(39)	(1,237)	(925)
Loss on early termination of derivative financial instruments	—	—	(29,242)	(18,263)
Equity in (losses) earnings of unconsolidated affiliates	(1,867)	3,001	(6,266)	2,900
Foreign currency exchange (loss) gain	(209)	(132)	77	(1,394)
Other income, net	355	1,605	4,716	2,299

Loss before income taxes and discontinued operations	(3,095)	(26,575)	(84,476)	(110,137)
Income tax expense	(867)	(68)	(279)	(296)

Loss from continuing operations	(3,962)	(26,643)	(84,755)	(110,433)
Income (loss) from discontinued operations, net of tax	19	(4,143)	101,215	6,474

Net (Loss) Income	(3,943)	(30,786)	16,460	(103,959)
(Loss) gain on currency translation adjustments	(546)	7,024	(8,453)	2,713
(Loss) gain on derivatives activity	(301)	(11,707)	36,922	(34,839)

Comprehensive (Loss) Income	(4,790)	(35,469)	44,929	(136,085)
Comprehensive loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	20	221	(202)	1,216
Comprehensive (income) attributable to the noncontrolling interests in consolidated affiliates	(254)	(1,086)	(997)	(858)

Comprehensive (Loss) Income Attributable to SHR	$(5,024)	$(36,334)	$43,730	$(135,727)

Net (Loss) Income	$(3,943)	$(30,786)	$16,460	$(103,959)
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	16	192	(70)	879
Net (income) attributable to the noncontrolling interests in consolidated affiliates	(254)	(1,086)	(997)	(858)

Net (Loss) Income Attributable to SHR	(4,181)	(31,680)	15,393	(103,938)
Preferred shareholder dividends	(7,721)	(7,721)	(23,164)	(23,164)

Net Loss Attributable to SHR Common Shareholders	$(11,902)	$(39,401)	$(7,771)	$(127,102)

Amounts Attributable to SHR:
Loss from continuing operations	$(4,200)	$(27,564)	$(85,356)	$(110,336)
Income (loss) from discontinued operations	19	(4,116)	100,749	6,398

Net (loss) income	$(4,181)	$(31,680)	$15,393	$(103,938)

Basic and Diluted (Loss) Income Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.06)	$(0.23)	$(0.62)	$(1.18)
(Loss) income from discontinued operations attributable to SHR common shareholders	—	(0.03)	0.58	0.06

Net loss attributable to SHR common shareholders	$(0.06)	$(0.26)	$(0.04)	$(1.12)

Weighted average common shares outstanding	186,146	151,635	173,349	113,237

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net income (loss)	$16,460	$(103,959)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(2,976)	(236)
Depreciation and amortization	86,222	103,607
Amortization of deferred financing costs, discount and interest rate swap costs	16,250	30,347
Loss on early extinguishment of debt	1,237	925
Loss on early termination of derivative financial instruments	29,242	18,263
Equity in losses (earnings) of unconsolidated affiliates	6,266	(2,900)
Share-based compensation	11,776	8,402
Gain on sale of assets	(103,570)	(1,237)
Foreign currency exchange gain	(128)	(6,096)
Recognition of deferred gains	(1,365)	(3,477)
Mark to market of derivative financial instruments	(487)	9,778
Increase in accounts receivable	(5,963)	(130)
Increase in other assets	(5,496)	(483)
(Decrease) increase in accounts payable and accrued expenses	(1,032)	4,523

Net cash provided by operating activities	46,436	57,327

Investing Activities:
Proceeds from sale of investments	9,000	—
Proceeds from sale of assets	55,245	1,850
Cash received from unconsolidated affiliates	996	964
Unconsolidated affiliates recapitalization	(93,153)	—
Unrestricted cash acquired through acquisition and recapitalization	30,600	—
Unrestricted cash sold or contributed	(6,935)	—
Capital expenditures	(38,372)	(26,500)
Increase in restricted cash and cash equivalents	(13,717)	(18,636)
(Increase) decrease in security deposits related to sale-leasebacks	(1,270)	308

Net cash used in investing activities	(57,606)	(42,014)

Financing Activities:
Proceeds from issuance of common stock	50,000	349,140
Equity issuance costs	(761)	(17,308)
Borrowings under bank credit facility	325,500	100,500
Payments on bank credit facility	(353,500)	(242,500)
Exchangeable senior notes tender	—	(180,000)
Proceeds from mortgages	470,000	—
Payments on mortgages and other debt	(409,047)	(32,501)
Acquisition of noncontrolling interest in consolidated affiliates	(19,522)	—
Debt financing costs	(12,473)	(175)
Distributions to holders of noncontrolling interests in consolidated affiliates	(32)	(16)
Interest rate swap costs	(33,340)	(35,152)
Other financing activities	(559)	(678)

Net cash provided by (used in) financing activities	16,266	(58,690)

Effect of exchange rate changes on cash	1,906	(3,124)

Net change in cash and cash equivalents	7,002	(46,501)
Change in cash of assets held for sale	2,999	(3,968)
Cash and cash equivalents, beginning of period	78,842	116,310

Cash and cash equivalents, end of period	$88,843	$65,841

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
Supplemental Schedule of Non-Cash Activities:
Acquisition of hotel properties (see note 3)	$89,273	$—

Acquisition of noncontrolling interest (see note 8)	$70,300	$—

(Gain) loss on mark to market of derivative instruments (see notes 2 and 9)	$(9,482)	$34,839

Increase in capital expenditures recorded as liabilities	$1,462	$94

Cash Paid For:
Interest, net of interest capitalized	$51,280	$38,733

Income taxes, net of refunds	$2,803	$1,982

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2011, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2011. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of September 30, 2011, SH Funding owned interests in or leased the following 17 hotels:

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

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and it is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2011, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: a 50% interest in the unconsolidated affiliate that owns the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), a 34.3% interest in the unconsolidated affiliate that owns the Hotel del Coronado (Hotel del Coronado Venture), and a 31% interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 5). At September 30, 2011, SH Funding also owned an 85.8% controlling interest in the entity that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40% interest in the Hotel del Coronado Venture (see note 5), and a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At September 30, 2011 and December 31, 2010, restricted cash and cash equivalents included $18,059,000 and $15,920,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At September 30, 2011 and December 31, 2010, restricted cash and cash equivalents also included reserves of $26,484,000 and $18,698,000, respectively, required by loan and other agreements.

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

For the three and nine months ended September 30, 2011 and 2010, income tax expense related to continuing operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Current tax (expense) benefit:
Mexico	$(1,348)	$(214)	$(1,977)	$(1,232)
Europe	(236)	—	(284)	—
United States	29	(10)	(1,373)	(10)

	(1,555)	(224)	(3,634)	(1,242)

Deferred tax benefit (expense):
Mexico	1,747	718	1,974	535
United States	(1,059)	(562)	1,381	411

	688	156	3,355	946

Total income tax (expense):	$(867)	$(68)	$(279)	$(296)

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), units payable in SHR’s common stock under the Company’s Value Creation Plan (VCP Stock Units), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Loss from continuing operations attributable to SHR	$(4,200)	$(27,564)	$(85,356)	$(110,336)
Preferred shareholder dividends	(7,721)	(7,721)	(23,164)	(23,164)

Loss from continuing operations attributable to SHR common shareholders	$(11,921)	$(35,285)	$(108,520)	$(133,500)

Denominator:
Weighted average common shares – basic and diluted	186,146	151,635	173,349	113,237

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive at September 30, 2011 and 2010 are as follows (in thousands):

	Computation For Three Months Ended		Computation For Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Noncontrolling interests	853	955	853	955
Options, RSUs and VCP Stock Units	3,126	1,726	3,126	1,726

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of September 30, 2011 and 2010 (in thousands):

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Mark to market of derivative instruments	9,428	—	9,428
Reclassification to equity in (losses) earnings of unconsolidated affiliates	54	—	54
Reclassification to loss on early termination of derivative financial instruments	27,440	—	27,440
Reclassification to income (loss) from discontinued operations, net of tax	—	(5,095)	(5,095)
CTA activity	—	(3,358)	(3,358)

Balance at September 30, 2011	$(58,011)	$(20,684)	$(78,695)

	Derivative and Other Adjustments	CTA	Accumulated OCL
Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Mark to market of derivative instruments	(50,454)	—	(50,454)
Reclassification to equity in (losses) earnings of unconsolidated affiliates	73	—	73
Reclassification to loss on early termination of derivative financial instruments	15,542	—	15,542
CTA activity	—	2,713	2,713

Balance at September 30, 2010	$(116,288)	$14,821	$(101,467)

New Accounting Guidance:

In September 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The amendment is effective for fiscal years and interim periods within such years beginning after December 15, 2011, which for the Company will be its 2012 first quarter, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on the Company’s financial statements.

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

3. INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of September 30, 2011 and December 31, 2010, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	September 30,	December 31,
	2011	2010
Land	$334,048	$318,756
Land held for development	103,089	107,908
Leasehold interest	11,633	11,633
Buildings	1,316,226	1,405,462
Building and leasehold improvements	79,559	95,487
Site improvements	29,197	43,487
Furniture, fixtures and equipment	421,647	423,588
Improvements in progress	17,214	10,679

Total investment in hotel properties	2,312,613	2,417,000
Less accumulated depreciation	(604,815)	(581,549)

Total investment in hotel properties, net	$1,707,798	$1,835,451

Consolidated hotel properties	14	13
Consolidated hotel rooms	6,078	6,403

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of Four Seasons Silicon Valley and Four Seasons Jackson Hole Hotels

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

4. DISCONTINUED OPERATIONS

The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Hotel operating revenues	$—	$19,495	$9,743	$51,987

Operating costs and expenses	(54)	13,984	9,456	40,394
Depreciation and amortization	—	1,859	—	5,413

Total operating costs and expenses	(54)	15,843	9,456	45,807

Operating income	54	3,652	287	6,180
Interest expense	—	(2,378)	—	(7,716)
Interest income	—	8	—	19
Foreign currency exchange (loss) gain	—	(5,096)	51	7,490
Other income, net	—	—	326	—
Income tax expense	—	(329)	(379)	(736)
(Loss) gain on sale	(35)	—	100,930	1,237

Income (loss) from discontinued operations	$19	$(4,143)	$101,215	$6,474

Assets Sold:

Paris Marriott Champs Elysees (Paris Marriott)

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received €10,100,000 ($14,500,000) of an additional €11,600,000 ($16,630,000) owed related to the release of the security deposit and other closing adjustments for total proceeds of approximately €40,800,000 ($58,197,000). The Company received the remaining €1,500,000 ($2,013,000) on October 11, 2011. The Company recorded a gain on sale of the property of $100,910,000 for the nine months ended September 30, 2011 primarily due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 6).

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

InterContinental Prague

On December 15, 2010, the Company sold the InterContinental Prague hotel for an approximate consideration of €106,090,000 ($141,368,000). The consideration included the assignment of the hotel’s third party debt of €101,600,000 ($135,385,000) and the interest rate swap liability related to the third party indebtedness, estimated to be approximately €4,490,000 ($5,983,000). During the fourth quarter of 2010, the Company received net sales proceeds of $3,564,000. In addition, as part of the transaction, approximately €2,000,000 ($2,665,000) of restricted cash related to the hotel was released to the Company.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investment in unconsolidated affiliates as of September 30, 2011 and December 31, 2010 includes the following (in thousands):

	September 30,	December 31,
	2011	2010
Fairmont Scottsdale Princess Venture (a)	$27,712	$—
Hotel del Coronado Venture (b)	96,824	—
Hotel and North Beach Ventures (b)	—	7,787
Four Seasons RCPM (c)	3,871	3,878
BuyEfficient (d)	—	6,359

Total investment in unconsolidated affiliates	$128,407	$18,024

(a)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel. The Company entered into agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), to form FMT Scottsdale Holdings, LLC and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. The Company contributed the assets and liabilities of the hotel and cash of $34,864,000 in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controls the venture with Walton Street and serves as the managing member. The Company also continues to serve as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the three and nine months ended September 30, 2011, the Company recognized fees of $4,000, and $15,000, respectively, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

As part of the recapitalization, the Fairmont Scottsdale Princess Venture retired the hotel’s $40,000,000 mezzanine debt. In addition, the hotel’s $140,000,000 first mortgage was amended and extended. The amendment included a $7,000,000 principal payment, and the debt was extended through December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest remains payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)	As of December 31, 2010, the Company owned 45.0% ownership interests in SHC KSL Partners, LP (Hotel Venture), the then owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Company earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. The Company recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by the Company. These fees amounted to $220,000 and $527,000 for the three and nine months ended September 30, 2010, respectively, and are included in other income, net in the consolidated statements of operations.

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

The Company continues to act as asset manager and earns a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the Company and the other remaining member of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the three and nine months ended September 30, 2011, the Company recognized fees of $266,000 and $1,780,000, respectively, which are included in other income, net on the consolidated statements of operations.

(c)	The Company owns a 31% interest in and acts as asset manager for an unconsolidated affiliate with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income of 69% of these fees, representing the percentage not owned by the Company. These fees amounted to $5,000 and $13,000 for the three months ended September 30, 2011 and 2010, respectively, and $38,000 and $89,000 for the nine months ended September 30, 2011 and 2010, respectively, and are included in other income, net on the consolidated statements of operations.

(d)	On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture, fixtures and equipment. In January 2011, the Company sold its 50% interest for $9,000,000 and recognized a gain on sale of $2,640,000 for the nine months ended September 30, 2011, which is included in other income, net on the consolidated statement of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates

The following is summarized financial information for the Company’s unconsolidated affiliates as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Assets
Investment in hotel properties, net	$718,414	$298,362
Goodwill	—	23,401
Intangible assets, net	43,926	49,000
Cash and cash equivalents	32,562	22,400
Restricted cash and cash equivalents	34,959	12,087
Other assets	32,085	20,842

Total assets	$861,946	$426,092

Liabilities and Partners’ Equity (Deficit)
Mortgage and other debt payable	$558,000	$592,476
Other liabilities	46,697	33,472
Partners’ equity (deficit)	257,249	(199,856)

Total liabilities and partners’ equity (deficit)	$861,946	$426,092

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Hotel operating revenue	$51,044	$39,683	$113,644	$94,167
Residential sales	526	1,153	3,069	8,026
Other	—	1,266	—	3,689

Total revenues	51,570	42,102	116,713	105,882
Expenses
Hotel operating expenses	36,500	24,088	82,091	63,321
Residential costs of sales	184	600	1,023	4,178
Depreciation and amortization	8,540	4,347	18,829	12,952
Other operating expenses	1,084	1,575	5,155	6,230

Total operating expenses	46,308	30,610	107,098	86,681

Operating income	5,262	11,492	9,615	19,201
Interest expense, net	(8,028)	(4,574)	(22,284)	(13,307)
Other expenses, net	(335)	(193)	(1,892)	(36)

Net (loss) income	$(3,101)	$6,725	$(14,561)	$5,858

Equity in (losses) earnings in unconsolidated affiliates
Net (loss) income	$(3,101)	$6,725	$(14,561)	$5,858
Partners’ share of loss (income) of unconsolidated affiliates	1,216	(3,687)	7,690	(3,269)
Adjustments for basis differences, taxes and intercompany eliminations	18	(37)	605	311

Total equity in (losses) earnings of unconsolidated affiliates	$(1,867)	$3,001	$(6,266)	$2,900

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

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. For the three months ended September 30, 2011 and 2010, the Company recognized $42,000 and $51,000 of the deferred gain, respectively, and for the nine months ended September 30, 2011 and 2010, recognized $151,000 and $154,000, respectively. As of September 30, 2011 and December 31, 2010, the deferred gain on the sale of the Marriott Hamburg recorded on the accompanying consolidated balance sheets amounted to $3,781,000 and $3,930,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,654,000 (adjusting by an index formula) ($4,892,000 based on the foreign exchange rate as of September 30, 2011) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at September 30, 2011 and December 31, 2010 was $2,544,000 and $2,540,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The hotel’s assets and liabilities owned by the Company were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2010 and the results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. As of December 31, 2010, the deferred gain on the sale of the Paris Marriott amounted to $86,237,000, which is recorded in liabilities of assets held for sale. Prior to the sale of the hotel on April 6, 2011, the Company recognized $1,088,000 as amortization of the deferred gain in income (loss) from discontinued operations as a reduction to lease expense for the three months ended September 30, 2010 and $1,214,000 and $3,321,000 for the nine months ended September 30, 2011 and 2010, respectively. When the sale closed, the remaining $90,624,000 unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in income (loss) from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which was included in income (loss) from discontinued operations, in the Company’s consolidated statements of operations. At December 31, 2010, a euro-denominated security deposit was $14,459,000, and was included in other assets on the Company’s consolidated balance sheet. The entire security deposit was returned to the Company after the sale of the Paris Marriott leasehold interest (see note 4).

7.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Mortgages and other debt payable at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Current Maturity	September 30, 2011	December 31, 2010
Hyatt Regency La Jolla	100	September 2012	$97,500	$97,500
Marriott London Grosvenor Square (b)	110	October 2013	113,980	117,281
Four Seasons Washington, D.C. (b)(c)	315	July 2014	130,000	—
Loews Santa Monica Beach Hotel (b)(d)	385	July 2015	110,000	118,250
InterContinental Miami (b)(d)	350	July 2016	85,000	90,000
Fairmont Chicago (b)	Fixed	June 2017	97,750	97,750
Westin St. Francis (b)	Fixed	June 2017	220,000	220,000
InterContinental Chicago (b)(d)	Fixed	August 2021	145,000	121,000
Fairmont Scottsdale Princess (e)	—	—	—	180,000
Ritz-Carlton Half Moon Bay (c)	—	—	—	76,500

Total mortgages payable			999,230	1,118,281
Other debt (f)	Fixed	January 2013	1,476	—

Total mortgages and other debt payable			$1,000,706	$1,118,281

(a)	Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.24% at September 30, 2011) for all mortgage loans except for those secured by the Marriott London Grosvenor Square (£73,130,000 and £75,190,000 at September 30, 2011 and December 31, 2010, respectively), the Westin St. Francis, the Fairmont Chicago, and the InterContinental Chicago. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.95% at September 30, 2011). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at September 30, 2011.

(c)	On June 29, 2011, the Company repaid the mortgage loan secured by the Ritz-Carlton Half Moon Bay, which became one of the borrowing base properties under the Company’s $300,000,000 bank credit facility agreement (as described below). The Ritz-Carlton Half Moon Bay replaced the Four Seasons Washington, D.C., which was a borrowing base property under the Company’s previous $350,000,000 bank credit facility, as collateral under the new bank credit facility. In July 2011, after being released as collateral under the bank credit facility, the Company entered into a mortgage agreement that is secured by the Four Seasons Washington, D.C. hotel, which has two, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options.

(d)	In July 2011, the Company refinanced these mortgage loans by repaying the outstanding loan balances and entering into new loan agreements with new lenders. The Company recorded $399,000 of loss on early extinguishment of debt, which included the write off of unamortized deferred financing costs and other closing costs applicable to the loans, for three and nine months ended September 30, 2011. The mortgage loan secured by the InterContinental Miami has two, one-year extension options, subject to certain conditions. The mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options, subject to certain conditions. The maturity dates in the table exclude extension options.

(e)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel (see note 5). After the recapitalization, the Company’s ownership interest in the Fairmont Scottsdale Princess hotel is accounted for as an equity method investment and its mortgage debt is no longer reflected in the Company’s consolidated balance sheets.

(f)	The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheet as of September 30, 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt:

In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico in October 2007, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. The second note was due August 31, 2009. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the property with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses on the Company’s consolidated balance sheets, are subject to the note holder being able to obtain certain permits and licenses to develop the land and the execution of an amended partnership agreement.

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

On May 10, 2010, the Company announced a cash tender offer to purchase any and all of the Exchangeable Notes outstanding. On June 7, 2010, the Company completed the tender offer and accepted for purchase, at par, $180,000,000 of the principal amount of its outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181,208,000, which included accrued and unpaid interest of approximately $1,208,000. The Company allocated $169,939,000 of the consideration to the settlement of the liability and $10,061,000 to equity. This allocation was based on the fair value of the Exchangeable Notes excluding the conversion feature using unobservable (Level 3) inputs, which included a discount cash flow analysis and the Company’s nonconvertible debt borrowing rate. For the three and nine months ended September 30, 2010, the Company recognized a loss on early extinguishment of debt of $39,000 and $925,000, respectively.

The table below presents the effect of the Exchangeable Notes on the Company’s consolidated statements of operations for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended
September 30, 2010
Statements of Operations:
Coupon interest	$2,783
Discount amortization	1,865

Total interest	$4,648

Effective interest rate	6.25%

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

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time on or prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the credit facility agreement.

The agreement contains certain other terms and conditions, including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs and redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

This agreement replaced the previous $350,000,000 bank credit facility, as amended. The Company wrote off $692,000 of unamortized deferred financing costs applicable to the $350,000,000 bank credit facility, which is included in loss on early extinguishment of debt for the nine months ended September 30, 2011. The previous bank credit facility had a maturity date of March 9, 2012 and an interest rate of LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance.

The weighted average interest rate for the three and nine months ended September 30, 2011 was 3.35% and 3.74%, respectively. At September 30, 2011, maximum availability under the bank credit facility was $295,000,000 and there were no borrowings outstanding under the bank credit facility and outstanding letters of credit of $2,100,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) as of September 30, 2011 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2011 (remainder)	$—
2012	109,107
2013	123,112
2014	13,872
2015	15,046
Thereafter	739,569

Total	$1,000,706

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $279,000 and $160,000 for the three months ended September 30, 2011 and 2010, respectively, and $825,000 and $488,000 for the nine months ended September 30, 2011 and 2010, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $894,000 and $1,599,000 for the three months ended September 30, 2011 and 2010, respectively, and $2,816,000 and $5,100,000 for the nine months ended September 30, 2011 and 2010, respectively.

8. EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2010 (excluding 853,461 and 954,571 units of SH Funding (OP Units) outstanding at September 30, 2011 and December 31, 2010, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2010	151,305
RSUs redeemed for shares of SHR common stock	222
OP Units redeemed for shares of SHR common stock	101
Common stock issued	33,999

Outstanding at September 30, 2011	185,627

Common Stock

On June 24, 2011, SHR issued an aggregate of 10,798,846 shares of its common stock in connection with the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels at a price of $6.51 per share (see Noncontrolling Interests below). The shares issued in connection with the acquisition are restricted from being transferred for twelve months from the closing date, subject to certain exceptions set forth in a stock transfer restriction agreement.

On March 11, 2011, SHR issued an aggregate of 15,200,000 shares of its common stock in connection with the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels (see note 3). In addition, SHR issued 8,000,000 shares of its common stock to an affiliate of the seller in a concurrent private placement at a price of $6.25 per share. The shares issued in connection with the acquisitions of the hotels and the concurrent private placement are restricted from being transferred for twelve months from the closing date, subject to certain exceptions set forth in a stock transfer restriction and registration rights agreement. After expenses, net proceeds from the concurrent private placement totaled approximately $49,727,000, which were used to repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.

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

As of September 30, 2011, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

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

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative. As of September 30, 2011, unpaid cumulative dividends on SHR’s preferred stock were as follows:

	Aggregate (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$26,231	$5.84
8.25% Series B Cumulative Redeemable Preferred Stock	$26,091	$5.67
8.25% Series C Cumulative Redeemable Preferred Stock	$32,613	$5.67

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of September 30, 2011, the Company did not pay quarterly dividends for 11 quarters. There have been no new directors added to the board pursuant to this right.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	210,956	—	210,956	1,003
RSUs redeemed for common shares	2	—	2	—
Net income	15,393	997	16,390	70
CTA	(8,413)	—	(8,413)	(40)
Derivatives activity	36,750	—	36,750	172
Share-based compensation	12,222	—	12,222	56
Distribution	—	(32)	(32)	—
Redemption value adjustment	1,829	—	1,829	(1,829)
Noncontrolling interests assumed in the Transaction	—	10,725	10,725	—
Acquisition of noncontrolling interest	(63,722)	(26,581)	(90,303)	—
Other	804	14	818	(804)

Balance at September 30, 2011	$826,083	$10,205	$836,288	$3,678

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2009	$568,980	$23,188	$592,168	$2,717
Common shares issued	330,338	—	330,338	2,128
Tender of Exchangeable Notes	(10,126)	—	(10,126)	—
RSUs redeemed for common shares	2	—	2	—
Net (loss) income	(103,938)	858	(103,080)	(879)
CTA	2,693	—	2,693	20
Derivatives activity	(34,481)	—	(34,481)	(358)
Share-based compensation	1,437	—	1,437	12
Distributions	(35)	(15)	(50)	—
Redemption value adjustment	(1,499)	—	(1,499)	1,499
Other	1,092	53	1,145	(1,092)

Balance at September 30, 2010	$754,463	$24,084	$778,547	$4,047

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as OP Units may be exchanged into SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of September 30, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $3,678,000 (based on the September 30, 2011 SHR common share closing price of $4.31) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively. As of September 30, 2010 and December 31, 2009, the redeemable noncontrolling interests had a redemption value of approximately $4,047,000 (based on the September 30, 2010 SHR common share closing price of $4.24) and $1,776,000 (based on the December 31, 2009 SHR common share closing price of $1.86), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to SHR	$(4,181)	$(31,680)	$15,393	$(103,938)
Decrease in SHR’s additional paid-in capital for the acquisition of additional ownership interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels	(121)	—	(63,722)	—

Change from (loss) income attributable to SHR and transfers from noncontrolling interests	$(4,302)	$(31,680)	$(48,329)	$(103,938)

9. DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in (losses) earnings of unconsolidated affiliates, loss on early extinguishment of debt, or income (loss) from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

Except for the CVA, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, all derivative liabilities are categorized as Level 3.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effective portion of changes in the fair value of derivatives in cash flow hedging relationships is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $21,608,000 will be reclassified as an increase to interest expense.

As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£73,130

At September 30, 2011 and December 31, 2010, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flows was $200,000,000 and $725,000,000, respectively. The Company’s swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016.

In addition, at September 30, 2011 and December 31, 2010, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £73,130,000 and £75,190,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.

Changes in Forecasted Levels of LIBOR-based Debt—Termination and De-designation of Cash Flow Hedges

In the second quarter of 2011, the Company concluded that it was not probable that originally forecasted levels of LIBOR-based debt would occur as a result of the Fairmont Scottsdale Princess hotel recapitalization on June 9, 2011, whereby the hotel’s debt is no longer consolidated in the Company’s financial statements (see note 5), and the conversion of the InterContinental Chicago loan to a fixed-rate loan on July 28, 2011 (see note 7). On June 20, 2011, the Company paid $29,672,000 to terminate five interest rates swaps with a combined notional amount of $300,000,000. The Company recorded a charge of $27,257,000, which included the immediate write-off of $25,455,000 previously recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring and $1,802,000 of mark to market adjustments and termination fees related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest rate swap as a cash flow hedge as described below. The Company recorded a charge of $1,985,000 to write-off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet the hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2011, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swap	2	$200,000
Interest rate caps	7	$535,750

During the third quarter of 2011, the Company purchased an interest rate cap with a LIBOR strike price of 4.0%. The interest rate cap, with a notional amount of $130,000,000, covers the mortgage loan secured by the Four Seasons Washington, D.C. hotel.

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

At September 30, 2011 and December 31, 2010, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $535,750,000 and $594,750,000, respectively. These caps have LIBOR strike rates ranging from 4.00% to 7.50% and maturity dates ranging from October 2011 to July 2013.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2011	December 31, 2010
Derivatives in cash flow hedging relationships:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(44,691)	$(86,166)

Derivatives not designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(25,567)	$(12,164)
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(73,802,000) and $(105,657,000) excluding accrued interest and includes a CVA of $3,544,000 and $7,327,000 as of September 30, 2011 and December 31, 2010, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of September 30, 2011 or December 31, 2010. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the nine months ended September 30, 2011 and 2010 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations (b)	33,311
Mark to market adjustments	(5,239)

Balance as of September 30, 2011	$(70,258)

Balance as of January 1, 2010	$(63,755)
Interest rate swap terminations (b)	7,212
Interest rate swap buy downs (c)	28,063
Mark to market adjustments	(85,514)
Less liabilities of assets held for sale	8,068

Balance as of September 30, 2010	$(105,926)

(b)	In June 2011, the Company paid $29,672,000, which included accrued interest of $253,000 and termination fees of $29,000, to terminate five interest rates swaps. In February 2011, the Company paid transaction fees of $4,201,000, which included accrued interest of $280,000, to terminate three interest rate swaps. In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps.

(c)	During the nine months ended September 30, 2010, the Company paid transaction fees of $24,672,000 to buy down certain domestic interest rate swap fixed pay rates. The modified swaps had effective dates of February 15, 2010 and were designated as cash flow hedges at the time of the buy down transaction. The transaction fees were recorded in accumulated OCL and were being reclassified into earnings over the life of the swaps. As a result of the interest rate swap terminations noted above, the Company recognized immediately into earnings a portion of transaction fees recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring.

During the nine months ended September 30, 2010, the Company paid $3,268,000 to buy down a EURIBOR interest rate swap fixed pay rate from 4.53% to 3.32% for the period from March 2010 through March 2015. The modified swap remained designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction were reclassified into earnings over the life of the swap. On December 15, 2010, the Company sold the InterContinental Prague. The EURIBOR interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction. Amounts related to this interest rate swap were eliminated from the Company’s consolidated financial statements at the time the transaction closed.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(6,500)	$(22,669)	$(15,289)	$(87,757)
Effective portion of loss reclassified into interest expense – continuing operations	$(6,199)	$(8,866)	$(24,717)	$(31,768)
Effective portion of loss reclassified into interest expense – discontinued operations	$—	$(1,990)	$—	$(5,451)
Effective portion of loss reclassified into loss on early termination of derivative financial instruments	$—	$—	$(27,440)	$(15,542)
Ineffective portion of loss recognized in interest expense – continuing operations	$(834)	$(393)	$(5,396)	$(1,238)
Ineffective portion of loss recognized in interest expense – discontinued operations	$—	$(27)	$—	$(980)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$—	$—	$(1,802)	$(2,721)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(3,562)	$(3,374)	$(8,590)	$(4,547)
Interest rate caps:
Gain (loss) recognized in other income, net	$4	$(110)	$(19)	$(161)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of September 30, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any CVA, related to these agreements was $(75,857,000). As of September 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at their termination value of $(75,857,000). The Company has not breached any of the provisions as of September 30, 2011.

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

RSUs:

The Company recorded compensation expense of $724,000 and $435,000 related to RSUs and performance-based RSUs (net of estimated forfeitures) for the three months ended September 30, 2011 and 2010, respectively, and $2,698,000 and $1,530,000 for the nine months ended September 30, 2011 and 2010, respectively. The compensation expense is recorded in corporate expenses on the accompanying consolidated statements of operations. As of September 30, 2011, there was unrecognized compensation expense of $3,612,000 related to nonvested RSUs and $270,000 related to performance-based RSUs granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.00 years for nonvested RSUs and 0.25 years for performance-based RSUs.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units payable under the Company’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of September 30, 2011, all one million VCP Units have been granted under the Value Creation Plan. Payments may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On May 23, 2011, the Company adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, the 10,798,846 shares of SHR’s common stock that were issued on June 24, 2011 in connection with the Company’s acquisition of interests in the InterContinental Chicago hotel (see note 8) will not be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan.

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

The unrecognized compensation expense related to the equity component of the award at September 30, 2011, was $2,909,000, which is expected to be recognized over a weighted average period of 0.58 years. The fair value of the liability component of the award at September 30, 2011 and December 31, 2010 was $11,659,000 and $12,722,000, respectively. Total compensation (credit) expense recognized in corporate expenses on the accompanying consolidated statements of operations under the Value Creation Plan for the three months ended September 30, 2011 and 2010 was $(6,921,000) and $3,845,000, respectively, and $9,078,000 and $6,872,000 for the nine months ended September 30, 2011 and 2010, respectively.

11. RELATED PARTY TRANSACTIONS

On August 16, 2007, the Company entered into a consulting agreement with Sir David M.C. Michels, a member of SHR’s board of directors. On August 5, 2009, the Company and Mr. Michels agreed to terminate the consulting agreement. All prior grants made by the Company to Mr. Michels pursuant to the consulting agreement vested on August 21, 2011. For the three months ended September 30, 2011 and 2010, the Company recognized a (credit) expense of $(25,000) and $24,000, respectively, and for the nine months ended September 30, 2011 and 2010 recognized expense of $1,000 and $64,000, respectively, in corporate expenses on the consolidated statements of operations related to the consulting agreement.

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

Letters of Credit:

As of September 30, 2011, the Company provided $500,000 in letters of credit related to its corporate office space lease and $1,600,000 in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of September 30, 2011, the Company’s obligations under these contracts amounted to approximately $4,437,000. The construction activities are expected to be completed in 2011 and 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2011 and December 31, 2010, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At September 30, 2011 and December 31, 2010, the fair value of the fixed-rate mortgage and other debt, including the recently refinanced mortgage secured by the InterContinental Chicago approximated the carrying value of $464,226,000 and $317,750,000, respectively. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the Four Seasons Washington, D.C., the Loews Santa Monica Beach Hotel, and the InterContinental Miami approximated the carrying value of $325,000,000 at September 30, 2011.

To calculate the estimated fair value of the remaining variable-rate mortgage debt as of September 30, 2011, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 350 to 400 basis points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $7,000,000 to $9,000,000 lower than the total carrying value of $211,480,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $3,000,000.

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

14. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of September 30, 2011, the Company’s foreign operations (excluding discontinued operations) and long-lived assets (excluding assets held for sale) consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
United States	$174,378	$152,744	$516,303	$445,532
Mexico	4,456	5,618	23,611	28,226
Europe	11,072	10,531	30,010	28,007

Total	$189,906	$168,893	$569,924	$501,765

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2011	December 31, 2010
Long-lived Assets:
United States	$1,509,718	$1,631,637
Mexico	169,837	173,050
Europe	99,903	103,743

Total	$1,779,458	$1,908,430

15. MANAGEMENT AGREEMENTS

The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At September 30, 2011 and December 31, 2010, deferred credits of $7,642,000 and $8,276,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Management Agreements

The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. The Company recognized fees of $100,000 and $238,000 for the three months ended September 30, 2011 and 2010, respectively, and fees of $300,000 and $794,000 for the nine months ended September 30, 2011 and 2010, respectively, under these agreements, which are included in other income, net in the consolidated statements of operations.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels, and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements — 1. General” for the hotel interests owned or leased by us as of September 30, 2011.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2011. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.

When presenting the dollar equivalent amount for any amounts expressed in a foreign currency, the dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2011, as applicable, unless otherwise noted.

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

Outlook

RevPAR and occupancy gains experienced in mid-2010 have continued through the first three quarters of 2011, driven by improved demand from both group and transient business. The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth.

The third quarter of 2011 represented the seventh consecutive quarter of demand growth and sixth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Asset Definitions” below) located in North America, which excludes hotels acquired this year and hotels owned through unconsolidated affiliates, gained 1.3 percentage points in occupancy, driven by a 4.4% increase in transient room nights compared to the three months ended September 30, 2010. ADR at our hotels increased a strong 9.4% in the quarter, as a result of a 9.1% increase in transient rate and an 8.9% increase in group rate. For the quarter, RevPAR increased 11.1% and Total RevPAR increased 7.7%.

The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by security concerns in Mexico. For the third quarter of 2011, occupancy at the Four Season Punta Mita Resort declined by 4.2 percentage points leading to a 7.1% decline in RevPAR. RevPAR for our Same Store Assets located in the United States increased 11.7%, driven by a 9.7% increase in ADR and a 1.4 percentage point increase in occupancy, compared to the three months ended September 30, 2010.

As we assess lodging supply/demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the markets in which we own assets. However, in the near term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our United States portfolio of hotels, definite group room nights for 2011 are up 6.2% compared to the same time last year and are booked at 5.3% higher rates. For 2012, definite group room nights are up 6.3% compared to the same time last year and are booked at 0.9% higher rates. New supply remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

During the lodging downturn we implemented hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. These include, but are not limited to, adjusting variable labor, eliminating certain fixed labor, and reducing the hours of room service operations and other food and beverage outlets. We believe the cost structures of our hotels have been fundamentally redesigned to sustain many of the cost reductions, even during periods of rising lodging demand. Therefore, we are optimistic that improving lodging demand will lead to increases in ADR and drive significant profit margin expansion throughout our portfolio.

Balance Sheet Restructuring

Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued 109.9 million shares of common stock in private and public offerings and in connection with the purchase of assets, raising $544.0 million of new equity.

•	We tendered for and retired our Exchangeable Notes totaling $180.0 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott Champs Elysees (Paris Marriott), and BuyEfficient generating net proceeds of $67.8 million.

•

We recapitalized our investments in the Hotel del Coronado and the Fairmont Scottsdale Princess hotels and restructured the debt on those properties, reducing our pro-rata share of the debt on these assets from $463.5 million to $212.3 million.

•

We first extended and then replaced our bank credit facility with a new $300.0 million credit facility with an initial maturity date of June 30, 2014, with an option to extend for an additional year, subject to certain conditions.

•

We refinanced $749.5 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $787.8 million, with maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these steps, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.0 billion as of September 30, 2011. Further, as of September 30, 2011, we had approximately $35.0 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had no outstanding borrowings on our $300.0 million bank credit facility, other than $2.1 million in letters of credit outstanding.

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

On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See”—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture” for further description of this transaction.

On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received €10.1 million ($14.5 million) of an additional €11.6 million ($16.6 million) owed related to the release of a security deposit and other closing adjustments for total proceeds of approximately €40.8 million ($58.2 million). We received the remaining €1.5 million ($2.0 million) on October 11, 2011. This property’s assets and liabilities were classified as held for sale as of December 31, 2010. The results of operations for this property have been classified as discontinued operations for all periods presented.

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

Our Same Store Assets for purposes of the comparison of the three and nine months ended September 30, 2011 and 2010 exclude the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, investments in unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2011 and 2010 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2011	2010	2011	2010
Revenues:
Rooms	54.4%	53.5%	55.4%	54.6%
Food and beverage	34.4%	34.4%	34.1%	33.5%
Other hotel operating revenue	10.5%	11.4%	9.7%	11.1%
Lease revenue	0.7%	0.7%	0.8%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 57.5% and 57.1% of the rooms sold during the nine months ended September 30, 2011 and 2010, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 42.5% and 42.9% of the rooms sold during the nine months ended September 30, 2011 and 2010, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions as well as general health and safety concerns, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During the first three quarters of 2011, demand at our hotels has increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative health of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved and luxury hotel demand for the industry is currently at an all-time high, occupancy and ADR metrics for our hotels remain well below prior peak periods given the industry is still in the early stages of recovery.

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

For purposes of calculating our Total Portfolio RevPAR for the three and nine months ended September 30, 2011 and 2010, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the three and nine months ended September 30, 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2011 and 2010 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2011	2010	2011	2010
Hotel Operating Expenses:
Rooms	19.4%	19.3%	20.0%	19.9%
Food and beverage	32.2%	30.6%	32.7%	30.8%
Other departmental expenses	35.3%	36.0%	34.7%	35.5%
Management fees	4.1%	4.2%	3.9%	4.0%
Other hotel expenses	9.0%	9.9%	8.7%	9.8%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.7% and 47.9% of the Total Portfolio total hotel operating expenses for the nine months ended September 30, 2011 and 2010, respectively.

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

Lease expense. As a result of the sale-leaseback transaction applicable to the Marriott Hamburg hotel, we recorded lease expense in our statements of operations. In conjunction with the sale-leaseback transaction, we also record a deferred gain, which is amortized as an offset to lease expense.

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

New Bank Credit Facility. On June 30, 2011, we entered into a new $300.0 million secured, bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $350.0 million secured bank credit facility that was set to expire in March 2012. The facility’s interest rate is based upon a leverage-based pricing grid ranging from London InterBank Offered Rate (LIBOR) plus 275 basis points to LIBOR plus 375 basis points. The facility’s current interest rate is LIBOR plus 300 basis points, a reduction from the previous facility’s pricing of LIBOR plus 375 basis points. The facility expires on June 30, 2014, with a one-year extension available, subject to certain conditions. See “—Liquidity and Capital Resources-Bank credit facility”.

Termination and De-Designation of Cash Flow Hedges. On June 20, 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We recorded a charge of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated other comprehensive loss (OCL) related to interest rates swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $2.0 million to write off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

On February 11, 2011, we paid approximately $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings based on our forecasted levels of LIBOR-based debt at the time of the transaction.

In May and June 2010, we paid approximately $7.2 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We recorded a charge of $18.3 million, which included the immediate write-off of amounts previously recorded in accumulated OCL related to these swaps, in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2010. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. Subsequent changes in the market value of the interest swap are recorded in earnings.

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

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

Operating Results

The following table presents the operating results for the three months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$110,048	$94,995	$15,053	15.8%	$101,024	$91,457	$9,567	10.5%
Food and beverage	58,664	54,028	4,636	8.6%	53,785	50,215	3,570	7.1%
Other hotel operating revenue	19,939	18,762	1,177	6.4%	16,019	17,282	(1,263)	(7.3)%
Lease revenue	1,255	1,108	147	13.3%	1,255	1,108	147	13.3%

Total revenues	189,906	168,893	21,013	12.4%	172,083	160,062	12,021	7.5%
Operating Costs and Expenses:
Hotel operating expenses	144,537	135,855	(8,682)	(6.4)%	130,486	123,879	(6,607)	(5.3)%
Lease expense	1,249	1,106	(143)	(12.9)%	1,249	1,106	(143)	(12.9)%
Depreciation and amortization	25,526	32,209	6,683	20.7%	24,095	25,971	1,876	7.2%
Corporate expenses	(2,228)	8,679	10,907	125.7%	—	—	—	—

Total operating costs and expenses	169,084	177,849	8,765	4.9%	155,830	150,956	(4,874)	(3.2)%

Operating income (loss)	20,822	(8,956)	29,778	332.5%	$16,253	$9,106	$7,147	78.5%

Interest expense, net	(21,797)	(22,054)	257	1.2%
Loss on early extinguishment of debt	(399)	(39)	(360)	(923.1)%
Equity in (losses) earnings of unconsolidated affiliates	(1,867)	3,001	(4,868)	(162.2)%
Foreign currency exchange loss	(209)	(132)	(77)	(58.3)%
Other income, net	355	1,605	(1,250)	(77.9)%

Loss before income taxes and discontinued operations	(3,095)	(26,575)	23,480	88.4%
Income tax expense	(867)	(68)	(799)	(1,175.0)%

Loss from continuing operations	(3,962)	(26,643)	22,681	85.1%
Income (loss) from discontinued operations, net of tax	19	(4,143)	4,162	100.5%

Net loss	(3,943)	(30,786)	26,843	87.2%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	16	192	(176)	(91.7)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(254)	(1,086)	832	76.6%

Net loss attributable to SHR	$(4,181)	$(31,680)	$27,499	86.8%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$16,253	$9,106	$7,147	78.5%
Corporate expenses					2,228	(8,679)	10,907	125.7%
Corporate depreciation and amortization					(350)	(379)	29	7.7%
Non-Same Store Assets operating income (loss)					2,691	(9,004)	11,695	129.9%

Total Portfolio operating income (loss)					$20,822	$(8,956)	$29,778	332.5%

Operating Data (1):
Number of hotels	15	14			13	13
Number of rooms	6,356	6,681			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $15.1 million, or 15.8%, for the three months ended September 30, 2011 from the three months ended September 30, 2010. RevPAR from our Total Portfolio for the three months ended September 30, 2011 increased by 22.1% from the three months ended September 30, 2010. The components of RevPAR from our Total Portfolio for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	78.14%	73.77%	5.9%
ADR	$253.29	$219.75	15.3%
RevPAR	$197.91	$162.12	22.1%

Our Same Store Assets contributed to a $9.6 million, or 10.5%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. RevPAR from our Same Store Assets for the three months ended September 30, 2011 increased by 10.5% from the three months ended September 30, 2010. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2011 and 2010 are summarized as follows:

	Three Months Ended September 30,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	78.34%	77.10%	1.6%
ADR	$245.04	$225.42	8.7%
RevPAR	$191.97	$173.79	10.5%

The increase in RevPAR for the Same Store Assets resulted from the combination of an 8.7% increase in ADR and a 1.24 percentage-point increase in occupancy. Rooms revenue increased at all but one of our Same Store Assets for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 due to improving market conditions. The Four Seasons Punta Mita Resort was the only consolidated hotel that experienced a decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico.

The increase in Total Portfolio rooms revenue also includes $9.0 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels that we acquired in March 2011, which was partially offset by a decrease of $3.5 million in rooms revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011 (see “—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture”).

Food and Beverage. Food and beverage revenue increased $4.6 million, or 8.6%, for the Total Portfolio when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. Our Same Store Assets contributed to a $3.6 million, or 7.1%, increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in revenues at our hotels’ food and beverage outlets, which included increased revenues at the Westin St. Francis hotel resulting from a change in the terms of a restaurant agreement, and the opening of the Michael Jordan Steakhouse at the InterContinental Chicago hotel. The increase in Total Portfolio food and beverage revenue also includes $4.8 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. These increases in Total Portfolio food and beverage revenue were partially offset by a $3.8 million decrease in food and beverage revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Other Hotel Operating Revenue. Other hotel operating revenue at the Total Portfolio increased $1.2 million, or 6.3%, for the three months ended September 30, 2011 from the three months ended September 30, 2010. The increase in Total Portfolio other hotel operating revenue includes $3.9 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels that we acquired in March 2011, which was partially offset by a $1.4 million decrease in other hotel operating revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011. In addition, there was a decrease in of $1.3 million, or 7.3%, in other hotel operating revenue related to the Same Store Assets, which was primarily due lower cancellation and attrition revenues and lower occupancy at the Four Seasons Punta Mita Resort.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2011 and 2010, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$29,283	$27,364	$(1,919)	(7.0)%	$26,969	$25,706	$(1,263)	(4.9)%
Food and beverage	45,345	40,947	(4,398)	(10.7)%	41,550	37,334	(4,216)	(11.3)%
Other departmental expenses	51,358	49,701	(1,657)	(3.3)%	45,765	44,592	(1,173)	(2.6)%
Management fees	5,879	5,222	(657)	(12.6)%	5,258	4,781	(477)	(10.0)%
Other hotel expenses	12,672	12,621	(51)	(0.4)%	10,944	11,466	522	4.6%

Total hotel operating expenses	$144,537	$135,855	$(8,682)	(6.4)%	$130,486	$123,879	$(6,607)	(5.3)%

For the Total Portfolio, hotel operating expenses increased by $8.7 million, or 6.4%, for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, which includes approximately $14.0 million of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. This increase in Total Portfolio hotel operating expenses was partially offset by a decrease of $12.0 million of expenses related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011. Our Same Store Assets contributed to a $6.6 million, or 5.3%, increase in hotel operating expenses. For the Same Store Assets, hotel operating expenses were primarily impacted by $4.3 million higher payroll costs resulting from higher occupancy and general wage increases at the hotels, $1.2 million higher food and beverage costs due to increased food and beverage consumption and the change in terms of a restaurant agreement at the Westin St. Francis, $0.5 million higher credit card and travel agent commissions, which increased due to higher occupancy and rates, $0.5 million higher management fees, $0.5 million higher insurance costs due to higher premiums, and $0.3 million of pre-opening costs related to the Michael Jordan Steakhouse at the InterContinental Chicago hotel, partially offset by a decrease in real estate taxes of $1.2 million primarily due to lower taxes at the Fairmont Chicago and InterContinental Chicago hotels.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $6.7 million, or 20.7%, for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. There was a decrease in depreciation expense of $5.9 million related to the Fairmont Scottsdale Princess hotel due to an impairment of certain assets in the fourth quarter of 2010, which decreased depreciation expense subsequent to the impairment and due to the hotel becoming an unconsolidated affiliate during the second quarter of 2011. This decrease was partially offset by a $1.1 million increase in depreciation expense due to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $1.9 million primarily due to assets becoming fully depreciated early in the third quarter of 2011.

Corporate Expenses. Corporate expenses decreased $10.9 million, or 125.7%, for the three months ended September 30, 2011 when compared to the same period in 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The decrease in corporate expenses is primarily due to a $6.9 million credit related to the Value Creation Plan recorded during the three months ended September 20, 2011 compared to $3.8 million of expense recorded during the same period in the prior year. See “Item 1. Financial Statements – 10. Share-Based Employee Compensation Plans – Value Creation Plan” for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and issuances of shares of our common stock.

Interest Expense, Net. The $0.3 million, or 1.2%, decrease in interest expense, net for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010, was primarily due to:

•	a $3.8 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $3.1 million decrease attributable to lower average borrowings,

•	a $0.7 million decrease in the amortization of deferred financing costs, and

•	a $0.1 million increase in capitalized interest, partially offset by

•	a $7.4 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs.

The components of interest expense, net for the three months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Mortgages and other debt	$(16,515)	$(9,304)
Bank credit facility	(567)	(898)
Amortization of deferred financing costs	(894)	(1,581)
Amortization of interest rate swap costs	(2,995)	(5,512)
Mark to market of certain interest rate swaps	(1,146)	(4,983)
Interest income	41	64
Capitalized interest	279	160

Total interest expense, net	$(21,797)	$(22,054)

The weighted average debt outstanding for the three months ended September 30, 2011 and 2010 amounted to $1.00 billion and $1.16 billion, respectively. At September 30, 2011, including the effect of interest rate swaps, approximately 97.8% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the three months ended September 30, 2011, we recognized a loss on early extinguishment of debt of $0.4 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to the refinancing of certain mortgages.

Equity in (Losses) Earnings of Unconsolidated Affiliates. The following tables present equity in (losses) earnings and certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated affiliates.

Three months ended September 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Four Seasons RCPM	Total
Equity in (losses) earnings	$(3,326)	$1,533	$(74)	$(1,867)

Depreciation and amortization	1,806	1,941	23	3,770
Interest expense	198	3,078	25	3,301
Income tax expense (benefit)	—	125	(32)	93

Three months ended September 30, 2010 (in thousands):

	Hotel /North Beach Venture (3)	Four Seasons RCPM	BuyEfficient (4)	Total
Equity in earnings	$2,773	$25	$203	$3,001

Depreciation and amortization	2,015	32	—	2,047
Interest expense	1,988	16	—	2,004
Income tax expense	272	8	—	280

(1)	On June 9, 2011, the Fairmont Scottsdale Princess Venture, which consists of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., was formed. See “—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further detail regarding the ownership of the Fairmont Scottsdale Princess hotel.

(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “- Off-Balance Sheet Arrangements—Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

(3)	These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel. See “- Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

(4)	On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million.

We recorded $1.9 million of equity in losses during the three months ended September 30, 2011, which is a $4.9 million increase in losses from the $3.0 million equity in earnings recorded during the three months ended September 30, 2010. The increase in losses is primarily due to operating losses incurred at the Fairmont Scottsdale Princess, which became an unconsolidated affiliate during the second quarter of 2011, a higher interest rate on the new Hotel del Coronado loan secured as part of the recapitalization in the first quarter of 2011, and the sale of BuyEfficient.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income of $1.3 million for the three months ended September 30, 2011 when compared to the same period in the prior year is primarily due to a refund of local taxes related to the Fairmont Scottsdale Princess hotel in 2010.

Income (Loss) from Discontinued Operations, Net of Tax. We sold our leasehold interest in the Paris Marriott hotel during the second quarter of 2011. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The loss from discontinued operations, net of tax, of $4.1 million for the three months ended September 30, 2010 consisted of the operating results of the Paris Marriott and InterContinental Prague hotels.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased $0.2 million for the three months ended September 30, 2011 when compared to the same period in the prior year. This change was primarily due to a decrease in net loss recognized during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. Additionally, our ownership percentage of SH Funding increased when compared to the prior period due to the issuance of shares of common stock in connection with i) the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in June 2011, ii) the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011, and iii) a private placement in March 2011.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that we partially own. Net income attributable to the noncontrolling interests in consolidated affiliates decreased $0.8 million for the three months ended September 30, 2011 when compared to the same period in the prior year primarily due to our acquisition of the remaining interest in the InterContinental Chicago in June 2011, which gave us 100.0% ownership of the hotel.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

Operating Results

The following table presents the operating results for the nine months ended September 30, 2011 and 2010, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$310,330	$268,674	$41,656	15.5%	$273,576	$245,987	$27,589	11.2%
Food and beverage	195,987	172,423	23,564	13.7%	168,652	150,998	17,654	11.7%
Other hotel operating revenue	59,860	57,285	2,575	4.5%	47,986	49,930	(1,944)	(3.9)%
Lease revenue	3,747	3,383	364	10.8%	3,747	3,383	364	10.8%

Total revenues	569,924	501,765	68,159	13.6%	493,961	450,298	43,663	9.7%

Operating Costs and Expenses:
Hotel operating expenses	441,294	404,711	(36,583)	(9.0)%	381,327	357,808	(23,519)	(6.6)%
Lease expense	3,702	3,396	(306)	(9.0)%	3,702	3,396	(306)	(9.0)%
Depreciation and amortization	86,222	98,195	11,973	12.2%	76,287	79,613	3,326	4.2%
Corporate expenses	24,206	22,098	(2,108)	(9.5)%	—	—	—	—

Total operating costs and expenses	555,424	528,400	(27,024)	(5.1)%	461,316	440,817	(20,499)	(4.7)%

Operating income (loss)	14,500	(26,635)	41,135	154.4%	$32,645	$9,481	$23,164	244.3%

Interest expense, net	(67,024)	(68,119)	1,095	1.6%
Loss on early extinguishment of debt	(1,237)	(925)	(312)	(33.7)%
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	(10,979)	(60.1)%
Equity in (losses) earnings of unconsolidated affiliates	(6,266)	2,900	(9,166)	(316.1)%
Foreign currency exchange gain (loss)	77	(1,394)	1,471	105.5%
Other income, net	4,716	2,299	2,417	105.1%

Loss before income taxes and discontinued operations	(84,476)	(110,137)	25,661	23.3%
Income tax expense	(279)	(296)	17	5.7%

Loss from continuing operations	(84,755)	(110,433)	25,678	23.3%
Income from discontinued operations, net of tax	101,215	6,474	94,741	1,463.4%

Net income (loss)	16,460	(103,959)	120,419	115.8%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(70)	879	(949)	(108.0)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(997)	(858)	(139)	(16.2)%

Net income (loss) attributable to SHR	$15,393	$(103,938)	$119,331	114.8%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$32,645	$9,481	$23,164	244.3%
Corporate expenses					(24,206)	(22,098)	(2,108)	(9.5)%
Corporate depreciation and amortization					(1,083)	(1,129)	46	4.1%
Non-Same Store Assets operating income (loss)					7,144	(12,889)	20,033	155.4%

Total Portfolio operating income (loss)					$14,500	$(26,635)	$41,135	154.4%

Operating Data (1):
Number of hotels	15	14			13	13
Number of rooms	6,356	6,681			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $41.7 million, or 15.5%, for the nine months ended September 30, 2011 from the nine months ended September 30, 2010. RevPAR from our Total Portfolio for the nine months ended September 30, 2011 increased by 16.0% from the nine months ended September 30, 2010. The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.88%	68.88%	5.8%
ADR	$245.85	$224.20	9.7%
RevPAR	$179.18	$154.42	16.0%

Our Same Store Assets contributed to a $27.6 million, or 11.2%, increase in rooms revenue. RevPAR from our Same Store Assets for the nine months ended September 30, 2011 increased by 11.2% from the nine months ended September 30, 2010. The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2011 and 2010 are summarized as follows:

	Nine Months Ended September 30,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.80%	69.24%	5.1%
ADR	$240.48	$227.33	5.8%
RevPAR	$175.07	$157.41	11.2%

The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.8% increase in ADR and a 3.56 percentage-point increase in occupancy. Rooms revenue increased across all but one of our Same Store Assets for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 due to improving market conditions. The Four Seasons Punta Mita Resort was the only consolidated hotel that experienced a significant decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico. The increase in Total Portfolio rooms revenue also includes $16.6 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in rooms revenue was partially offset by a decrease of $2.5 million in rooms revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Food and Beverage. Food and beverage revenue increased $23.6 million, or 13.7%, for the Total Portfolio when comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010. Our Same Store Assets contributed to a $17.7 million, or 11.7%, increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to prior year, and increased revenue at the hotels’ food and beverage outlets, which included increased revenues at the Westin St. Francis hotel resulting from a change in the terms of a restaurant agreement, and the opening of the Michael Jordan Steakhouse at the InterContinental Chicago hotel. The increase in Total Portfolio food and beverage revenue also includes $10.3 million of additional revenue generated by the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. These increases in Total Portfolio food and beverage revenue were partially offset by a $4.4 million decrease in food and beverage revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Other Hotel Operating Revenue. Other hotel operating revenue increased $2.6 million, or 4.5%, for the nine months ended September 30, 2011 from the nine months ended September 30, 2010. The increase in Total Portfolio other hotel operating revenue includes $6.5 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels that we acquired in March 2011, which was partially offset by a $2.0 million decrease in other hotel operating revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011. In addition, there was a decrease of $1.9 million, or 3.9%, in other hotel operating revenue related to the Same Store Assets, which was primarily due lower cancellation and attrition revenues and lower occupancy at the Four Seasons Punta Mita Resort.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2011 and 2010, including the amount and percentage changes in these expenses between the two periods (in thousands):

	Total Portfolio				Same Store Assets
			Change($)	Change (%)			Change($)	Change (%)
			Favorable/	Favorable/			Favorable/	Favorable/
	2011	2010	(Unfavorable)	(Unfavorable)	2011	2010	(Unfavorable)	(Unfavorable)
Hotel operating expenses:
Rooms	$85,728	$77,938	$(7,790)	(10.0)%	$76,364	$71,108	$(5,256)	(7.4)%
Food and beverage	142,010	124,038	(17,972)	(14.5)%	124,476	110,385	(14,091)	(12.8)%
Other departmental expenses	155,856	145,869	(9,987)	(6.8)%	132,463	127,071	(5,392)	(4.2)%
Management fees	18,203	16,818	(1,385)	(8.2)%	14,975	14,246	(729)	(5.1)%
Other hotel expenses	39,497	40,048	551	1.4%	33,049	34,998	1,949	5.6%

Total hotel operating expenses	$441,294	$404,711	$(36,583)	(9.0)%	$381,327	$357,808	$(23,519)	(6.6)%

For the Total Portfolio, hotel operating expenses increased by $36.6 million, or 9.0%, for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010, primarily due to our Same Store Assets which contributed to an increase of $23.5 million, or 6.6%. For the Same Store Assets, hotel operating expenses were impacted by $14.0 million higher payroll costs resulting from higher occupancy and wage increases at the hotels, $4.3 million higher food and beverage costs due to increased food and beverage consumption and the change in terms of a restaurant agreement at the Westin St. Francis, $1.9 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume, $0.7 million higher utility costs, $0.7 higher management fees, and $0.5 million of pre-opening costs related to the Michael Jordan Steakhouse at the InterContinental Chicago hotel, partially offset by a decrease in real estate taxes of $2.8 million primarily due to lower taxes at the Fairmont Chicago and InterContinental Chicago hotels and a tax refund at the Westin St. Francis. Additionally, the Total Portfolio hotel operating expenses includes approximately $27.9 million of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in Total Portfolio hotel operating expenses was partially offset by a $14.7 million decrease related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $12.0 million, or 12.2%, for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. This was primarily driven by a decrease in depreciation expense of $11.1 million related to the Fairmont Scottsdale Princess hotel due to an impairment of certain assets in the fourth quarter of 2010, which decreased depreciation expense subsequent to the impairment, and the hotel becoming an unconsolidated affiliated in the second quarter of 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $3.3 million primarily due to assets becoming fully depreciated.

Corporate Expenses. Corporate expenses increased $2.1 million, or 9.5%, for the nine months ended September 30, 2011 when compared to the same period in 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $2.2 million increase in the charge related to the Value Creation Plan. See “Item 1. Financial Statements – 10. Share-Based Employee Compensation Plans – Value Creation Plan” for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and issuances of shares of our common stock.

Interest Expense, Net. The $1.1 million, or 1.6%, decrease in interest expense, net for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to:

•	a $16.2 million decrease attributable to lower average borrowings,

•	a $10.0 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $2.2 million decrease in the amortization of deferred financing costs, and

•	a $0.3 million increase in capitalized interest, partially offset by

•	a $27.4 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs, and

•	a $0.2 million decrease in interest income.

The components of interest expense, net for the nine months ended September 30, 2011 and 2010 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Mortgages and other debt	$(50,256)	$(25,263)
Bank credit facility	(1,957)	(4,653)
Exchangeable Notes	—	(2,783)
Amortization of Exchangeable Notes discount	—	(1,865)
Amortization of deferred financing costs	(2,816)	(5,045)
Amortization of interest rate swap costs	(13,431)	(19,819)
Mark to market of certain interest rate swaps	487	(9,549)
Interest income	124	369
Capitalized interest	825	489

Total interest expense, net	$(67,024)	$(68,119)

The weighted average debt outstanding for the nine months ended September 30, 2011 and 2010 amounted to $1.08 billion and $1.35 billion, respectively. At September 30, 2011, including the effect of interest rate swaps, approximately 97.8% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2011, we recognized a loss on early extinguishment of debt of $1.2 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to refinancing of certain mortgages and a new bank credit facility. During the nine months ended September 30, 2010, we tendered all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million.

Loss on Early Termination of Derivative Financial Instruments. During the nine months ended September 30, 2011, we recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the nine months ended September 30, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

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

Nine months ended September 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures	Four Seasons RCPM	Total
Equity in losses	$(4,743)	$(1,005)	$(511)	$(7)	$(6,266)
Depreciation and amortization	2,257	5,152	544	69	8,022
Interest expense	248	7,733	778	76	8,835
Income tax expense (benefit)	—	115	(669)	(10)	(564)

Nine months ended September 30, 2010 (in thousands):

	Hotel /North Beach Venture	Four Seasons RCPM	BuyEfficient	Total
Equity in earnings	$2,156	$253	$491	$2,900
Depreciation and amortization	6,003	96	—	6,099
Interest expense	5,740	76	—	5,816
Income tax (benefit) expense	(111)	85	—	(26)

We recorded $6.3 million of equity in losses during the nine months ended September 30, 2011, which is a $9.2 million increase in losses from the $2.9 million equity in earnings recorded during the nine months ended September 30, 2010. The increase in losses is primarily due to legal costs incurred as part of the Hotel del Coronado recapitalization, a higher interest rate on the new loan secured as part of the Hotel del Coronado recapitalization, mark to market of interest rate caps purchased as part of the Hotel del Coronado recapitalization, operating losses at the Fairmont Scottsdale Princess, which became an unconsolidated affiliate during the second quarter of 2011, and the sale of BuyEfficient.

Foreign Currency Exchange Gain (Loss). We recorded a foreign currency exchange gain of $77,000 during the nine months ended September 30, 2011, which is a $1.5 million increase from the $1.4 million foreign currency exchange loss recorded in the same period in the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income, net of $2.4 million for the nine months ended September 30, 2011 when compared to the same period in the prior year is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient and an increase in asset management fee income, which includes financing and other fees we received related to the Hotel del Coronado, which was partially offset by a refund of local taxes related to the Fairmont Scottsdale Princess hotel received in 2010.

Income from Discontinued Operations, Net of Tax. We sold our leasehold interest in the Paris Marriott hotel during the second quarter of 2011. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The income from discontinued operations, net of tax of $101.2 million for the nine months ended September 30, 2011 consisted primarily of a $100.9 million gain recognized on the sale of the Paris Marriott hotel resulting from the recognition of a deferred gain. The income from discontinued operations, net of tax, of $6.5 million for the nine months ended September 30, 2010 primarily consisted of the operating results of the Paris Marriott and the InterContinental Prague hotels and the recognition of a $1.8 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel.

Net (Income) Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net income attributable to noncontrolling interests in SHR’s operating partnership for the nine months ended September 30, 2011 was $70,000, an increase of $0.9 million, from net loss attributable to noncontrolling interests in SHR’s operating partnership of $0.9 million in the same period in the prior year. This change was primarily due to an increase to net income recognized during the nine months ended September 30, 2011 when compared to the net loss recognized during the nine months ended September 30, 2010. Additionally, our ownership percentage of SH Funding increased when compared to the prior period due to the issuance of shares of common stock in connection with i) the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in June 2011, ii) the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011, and iii) a private placement and common stock offering in March 2011 and May 2010, respectively.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates increased by $0.1 million for the nine months ended September 30, 2011 when compared to the same period in the prior year due to an increase in net income of our consolidated affiliates in 2011 when compared to 2010. Additionally, we acquired the remaining interest in the InterContinental Chicago in June 2011, which gave us 100.0% ownership of the hotel.

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures. Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The new facility provides sufficient borrowing capacity to meet our short-term liquidity requirements during 2011 and thereafter. As of September 30, 2011, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Ritz-Carlton Half Moon Bay, the Marriott Lincolnshire, and the Ritz-Carlton Laguna Niguel hotels. As of November 2, 2011, the outstanding borrowings and letters of credit in the aggregate were $2.1 million.

In the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $331.8 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the previous bank credit facility. In the fourth quarter of 2010, we sold the InterContinental Prague for net sales proceeds of $3.6 million, in which the buyer assumed the mortgage debt and related interest rate swap liability. On March 11, 2011 we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under the previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €10.1 million ($14.5 million) related to a security deposit that was released back to us and other closing adjustments. We received an additional €1.5 million ($2.0 million) on October 11, 2011. In July 2011, we refinanced certain of our mortgage loans whereby we staggered and extended maturities through 2021 (see – “Mortgages and other debt payable” below). We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.

In February 2009, our board of directors elected to suspend the quarterly dividend to holders of Series A, B and C Cumulative Redeemable Preferred Stock as a measure to preserve liquidity. Factors contributing to this decision were the declining economic environment for hotel operations, no projected taxable distribution requirement for 2009 under the REIT rules, and uncertainty regarding operating cash flows in 2009. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. As of September 30, 2011, unpaid cumulative preferred dividends totaled $84.9 million and these dividends continue to accrue at approximately $7.7 million per quarter.

In our continued evaluation of the reinstatement of the payment of the preferred dividends, we have focused on addressing the majority of our 2011 and 2012 debt maturities and ensuring that our current and forecasted future operating results are sufficient to sustain payment of the quarterly preferred dividends on an ongoing basis. We have successfully completed a series of transactions including the sale of assets, equity offerings, and debt refinancings and restructurings. The result of these transactions have reduced our total outstanding debt, extended the maturities of existing debt well into the future, and strategically staggered all of our future debt maturities.

While operations at our hotels have substantially improved and we currently anticipate that trend to continue, we are currently in the process of reviewing our internal forecast of operations as part of our budgeting process for 2012. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

Capital expenditures for the nine months ended September 30, 2011 and 2010 amounted to $38.4 million and $26.5 million, respectively. Included in the 2011 and 2010 amounts were $0.8 million and $0.5 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2011, we expect to spend approximately $6.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and up to approximately $1.8 million on owner-funded projects.

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

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time on or prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the credit facility agreement.

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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, related to mortgages and other debt payable as of September 30, 2011, including extension options (in thousands):

	Balance as of September 30, 2011	Remainder of 2011	2012	2013	2014	2015	Thereafter
Mortgages payable
Hyatt Regency La Jolla, LIBOR plus 1.00%	$97,500	$—	$97,500	$—	$—	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10% (1)	113,980	—	3,210	110,770	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15% (1)(2)	130,000	—	—	—	—	—	130,000
Fairmont Chicago, 6.09% (1)	97,750	—	2,583	2,745	2,917	3,099	86,406
Westin St. Francis, 6.09% (1)	220,000	—	5,814	6,178	6,564	6,976	194,468
Loews Santa Monica Beach Hotel, LIBOR plus 3.85% (1)(2)	110,000	—	—	1,000	2,000	2,000	105,000
InterContinental Miami, LIBOR plus 3.50% (1)(2)	85,000	—	—	—	422	889	83,689
InterContinental Chicago, 5.61% (1)(2)	145,000	—	—	943	1,969	2,082	140,006

Total mortgages payable	999,230	—	109,107	121,636	13,872	15,046	739,569
Other debt, 5.00% (3)	1,476	—	—	1,476	—	—	—

Total mortgages and other debt payable	$1,000,706	$—	$109,107	$123,112	$13,872	$15,046	$739,569

(1)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at September 30, 2011.

(2)	In July 2011, we refinanced or executed mortgage loans related to these hotels. See “Item 1. Financial Statements – 7. Indebtedness – Mortgages and Other Debt Payable for further details related to these mortgage loans.

(3)	The North Beach Venture (see “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility may impose certain conditions or restrictions in connection therewith.

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

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share and raised net proceeds of approximately $331.8 million. In addition, on March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the

InterContinental Chicago hotel and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash which includes our pro-rata share of working capital and post-closing adjustments of $0.5 million. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of September 30, 2011, we had 1,668,981 RSUs outstanding, of which 524,115 were vested. In addition, we had 669,797 options to purchase shares of SHR common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) since December 31, 2010 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2010	151,305,314	954,571	152,259,885
RSUs redeemed for shares of our common stock	221,929	—	221,929
OP Units redeemed for shares of our common stock	101,110	(101,110)	—
Common stock issued	33,998,846	—	33,998,846

Outstanding at September 30, 2011	185,627,199	853,461	186,480,660

Cash Flows

Operating Activities. Net cash provided by operating activities was $46.4 million for the nine months ended September 30, 2011 compared to $57.3 million for the nine months ended September 30, 2010. Cash flows from operations decreased from 2010 to 2011 primarily due to higher cash interest payments in 2011 when compared to 2010 and working capital changes, partially offset by an increase in hotel operating income in 2011 when compared to 2010.

Investing Activities. Net cash used in investing activities was $57.6 million for the nine months ended September 30, 2011 compared to $42.0 million for the nine months ended September 30, 2010. The significant investing activities during these periods are summarized below:

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the nine months ended September 30, 2011.

•	We sold our leasehold interest in the Paris Marriott during the nine months ended September 30, 2011 for $55.2 million.

•	We paid $93.2 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the nine months ended September 30, 2011.

•

We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the nine months ended September 30, 2011.

•

We disbursed $38.4 million and $26.5 million during the nine months ended September 30, 2011 and 2010, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $13.7 million and $18.6 million during the nine months ended September 30, 2011 and 2010, respectively.

Financing Activities. Net cash provided by financing activities was $16.3 million for the nine months ended September 30, 2011 compared to net cash used in financing activities of $58.7 million for the nine months ended September 30, 2010. The significant financing activities during these periods are summarized below:

•

We received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.2 million and $331.8 million during the nine months ended September 30, 2011 and 2010, respectively.

•	We made net payments of $28.0 million and $142.0 million on our bank credit facility during the nine months ended September 30, 2011 and 2010, respectively.

•

During the nine months ended September 30, 2011, we received net proceeds of $61.0 million on mortgages and other debt. During the nine months ended September 30, 2010, we made payments of $32.5 million on mortgages and other debt.

•	We paid $33.3 million and $35.2 million to terminate and buy down interest rate swaps during the nine months ended September 30, 2011 and 2010, respectively.

•

We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for common stock and cash of $19.5 million during the nine months ended September 30, 2011.

•	During the nine months ended September 30, 2011, we paid financing costs of $12.5 million.

•	During the nine months ended September 30, 2010, we tendered the outstanding Exchangeable Notes for $180.0 million.

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

For the nine months ended September 30, 2011, our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common and preferred stock as a measure to preserve liquidity due to the uncertainty in the economic environment and no projected taxable distribution requirement. Based on our current forecasts, we would not be required to make any distributions during 2011 in order to maintain our REIT status. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of September 30, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,000,706	$—	$246,091	$160,906	$593,709
Interest on long-term debt obligations (3)	341,793	17,054	188,890	82,891	52,958
Operating lease obligations—ground leases and office space	9,461	170	2,096	1,474	5,721
Operating leases –Marriott Hamburg	91,721	1,223	14,675	9,784	66,039
Construction contracts	4,437	2,137	2,300	—	—

Total	$1,448,118	$20,584	$454,052	$255,055	$718,427

(1)	These amounts represent obligations that are due within fiscal year 2011.

(2)	Long-term debt obligations include our mortgages and other debt and bank credit facility. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2011 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of September 30, 2011, $18.1 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

As part of the recapitalization, the Fairmont Scottsdale Princess Venture retired the hotel’s $40.0 million mezzanine debt. In addition, the hotel’s $140.0 million first mortgage was amended and extended. The amendment included a $7.0 million principal payment and the debt was extended through December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest remains payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $27.7 million as of September 30, 2011. Our equity in losses of the Fairmont Scottsdale Princess Venture was $(4.7) million for the nine months ended September 30, 2011.

Hotel and North Beach Ventures

Prior to February 4, 2011, we had a 45.0% ownership interest in the Hotel Venture, the then owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. We accounted for our investments in the Hotel and North Beach Ventures under the equity method of accounting. Our investment in the Hotel and North Beach Ventures amounted to $7.8 million as of December 31, 2010. We recognized equity in (losses) earnings related to the Hotel and North Beach Ventures of $(0.5) million for the period from January 1, 2011 through February 3, 2011 and $2.2 million for nine months ended September 30, 2010. We earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. We recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by us.

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

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, we acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, we contributed $57.4 million of cash drawn from our bank credit facility to fund our contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1.7 million financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the Hotel del Coronado Venture. The Hotel del Coronado Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, we also acquired our partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25.6 million and an existing deferred tax liability of approximately $48.6 million. As a result of the Transaction, we recorded an equity method investment of $97.6 million. Pursuant to the terms of the Transaction, Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. Our investment in the Hotel del Coronado Venture amounted to $96.8 million as of September 30, 2011. Our equity in losses of the Hotel del Coronado Venture was $(1.0) million for the nine months ended September 30, 2011.

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

Four Seasons RCPM

We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2011 and December 31, 2010, our investment in the unconsolidated affiliate amounted to $3.9 million and $4.0 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(7,000) and $0.3 million for the nine months ended September 30, 2011 and 2010, respectively.

BuyEfficient

We owned a 50.0% interest in an electronic purchasing platform venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We accounted for this investment under the equity method of accounting. At December 31, 2010, our investment in the unconsolidated affiliate amounted to $6.3 million. Our equity in earnings of the unconsolidated affiliate was $0.5 million for the nine months ended September 30, 2010. On January 21, 2011, we sold our 50.0% interest in this venture for $9.0 million.

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

There were no indicators of potential impairment during the nine months ended September 30, 2011, and we did not record any non-cash long-lived asset impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to September 30, 2011. Any such adjustments could be material, but will be non-cash.

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

There were no indicators of potential impairment during the nine months ended September 30, 2011, and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to September 30, 2011. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the nine months ended September 30, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to September 30, 2011. Any such adjustments could be material, but will be non-cash.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the nine months ended September 30, 2011.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position. In February 2011, we paid $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings in February 2011 based on our forecasted levels of LIBOR-based debt at the time of the transaction. In June 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We also de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $29.2 million, which included the immediate write-off of $27.4 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the nine months ended September 30, 2011. Changes in the market value of the de-designated interest rate swap will be recorded in earnings subsequent to the de-designation. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be reassessed in the future for additional terminations.

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

New Accounting Guidance

In September 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The amendment is effective for fiscal years and interim periods within such years beginning after December 15, 2011, which for us will be our 2012 first quarter, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on our financial statements.

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The new guidance will be effective January 1, 2012. The adoption of the new guidance will not have a material impact on our financial statements.

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

Non-GAAP Financial Measures

We present five non-GAAP financial measures that we believe are useful to management and investors as key measures of our operating performance: FFO; FFO—Fully Diluted; Comparable FFO; EBITDA; and Comparable EBITDA. Amounts presented in accordance with our definitions of FFO, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. FFO, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to comparable GAAP measures such as net income (loss) attributable to SHR common shareholders. In addition, adverse economic and market conditions might negatively impact our cash flow. We have provided a quantitative reconciliation of FFO, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) attributable to SHR common shareholders.

EBITDA and Comparable EBITDA

EBITDA represents net income (loss) attributable to SHR common shareholders excluding: (i) interest expense, (ii) income taxes, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; (iii) depreciation and amortization; and (iv) preferred stock dividends. EBITDA also excludes interest expense, income taxes and depreciation and amortization of our unconsolidated affiliates. EBITDA is presented on a full participation basis, which means we have assumed conversion of all redeemable noncontrolling interests of our operating partnership into our common stock. We believe this treatment of noncontrolling interests provides more useful information for management and our investors and appropriately considers our current capital structure. We also present Comparable EBITDA, which eliminates the effect of realizing deferred gains on our sale leasebacks, as well as the effect of gains or losses on sales of assets, early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to SHR common shareholders	$(11,902)	$(39,401)	$(7,771)	$(127,102)
Depreciation and amortization – continuing operations	25,526	32,209	86,222	98,195
Depreciation and amortization – discontinued operations	—	1,859	—	5,413
Interest expense – continuing operations	21,838	22,118	67,148	68,488
Interest expense – discontinued operations	—	2,378	—	7,716
Income taxes – continuing operations	867	68	279	296
Income taxes – discontinued operations	—	329	379	736
Noncontrolling interests	(16)	(192)	70	(879)
Adjustments from consolidated affiliates	(1,248)	(1,978)	(5,431)	(5,596)
Adjustments from unconsolidated affiliates	7,162	4,332	16,293	11,890
Preferred shareholder dividends	7,721	7,721	23,164	23,164

EBITDA	49,948	29,443	180,353	82,321
Realized portion of deferred gain on sale leaseback – continuing operations	(42)	(51)	(151)	(154)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(1,088)	(1,214)	(3,321)
Gain on sale of assets – continuing operations	—	—	(2,640)	—
Loss (gain) on sale of assets – discontinued operations	35	—	(100,930)	(1,237)
Loss on early extinguishment of debt	399	39	1,237	925
Loss on early termination of derivative financial instruments	—	—	29,242	18,263
Foreign currency exchange loss (gain) – continuing operations	209	132	(77)	1,394
Foreign currency exchange loss (gain) – discontinued operations	—	5,096	(51)	(7,490)
Adjustment for Value Creation Plan	(6,921)	3,844	9,078	6,871

Comparable EBITDA	$43,628	$37,415	$114,847	$97,572

FFO, FFO-Fully Diluted, and Comparable FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (or loss) (computed in accordance with GAAP) excluding losses or gains from sales of depreciable property plus real estate-related depreciation and amortization, and after adjustments for our portion of these items related to unconsolidated affiliates. We also present FFO—Fully Diluted, which is FFO plus income or loss on income attributable to redeemable noncontrolling interests of our operating partnership. We also present Comparable FFO, which is FFO—Fully Diluted excluding the impact of any gains or losses on early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

We believe that the presentation of FFO, FFO—Fully Diluted and Comparable FFO provides useful information to management and investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss attributable to SHR common shareholders	$(11,902)	$(39,401)	$(7,771)	$(127,102)
Depreciation and amortization – continuing operations	25,526	32,209	86,222	98,195
Depreciation and amortization – discontinued operations	—	1,859	—	5,413
Corporate depreciation	(279)	(304)	(868)	(914)
Gain on sale of assets – continuing operations	—	—	(2,640)	—
Loss (gain) on sale of assets – discontinued operations	35	—	(100,930)	(1,237)
Realized portion of deferred gain on sale leaseback – continuing operations	(42)	(51)	(151)	(154)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(1,088)	(1,214)	(3,321)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	340	379	1,036
Noncontrolling interests adjustments	(134)	(230)	(440)	(937)
Adjustments from consolidated affiliates	(663)	(1,342)	(3,822)	(4,644)
Adjustments from unconsolidated affiliates	3,770	2,047	8,023	6,099

FFO	16,311	(5,961)	(23,212)	(27,566)
Redeemable noncontrolling interests	118	38	510	58

FFO – Fully Diluted	16,429	(5,923)	(22,702)	(27,508)
Non-cash mark to market of interest rate swaps	1,146	5,597	(487)	9,778
Loss on early extinguishment of debt	399	39	1,237	925
Loss on early termination of derivative financial instruments	—	—	29,242	18,263
Foreign currency exchange loss (gain) – continuing operations	209	132	(77)	1,394
Foreign currency exchange loss (gain), net of tax – discontinued operations	—	5,085	(51)	(7,515)
Adjustment for Value Creation Plan	(6,921)	3,844	9,078	6,871

Comparable FFO	$11,262	$8,774	$16,240	$2,208

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2011.

As of September 30, 2011, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.0 billion, of which approximately 97.8% was fixed-rate debt when including the effect of interest rate swaps.

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

For the nine months ended September 30, 2011, approximately 9.4% of our total revenues, were generated outside of the United States, with approximately 4.1% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), approximately 4.6% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), and approximately 0.7% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10.0% during the nine months ended September 30, 2011, total revenues and operating income or loss would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$(2.4)	$(2.6)	$(0.4)	$(5.4)
Decrease in operating income	$—	$(0.3)	$—	$(0.3)

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of September 30, 2011, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $2.4 million from the amounts reported.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2011, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $84,935,000.

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

STRATEGIC HOTELS & RESORTS, INC.

November 3, 2011	By:	/s/ Laurence S. Geller
Laurence S. Geller
President, Chief Executive Officer and Director (principal executive officer)

November 3, 2011	By:	/s/ Diane M. Morefield
Diane M. Morefield
Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.e	Certificate of Correction relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the Company’s 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Company’s 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.i	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

10.1	Loan Agreement, dated as of July 28, 2011, by and among SHC Michigan Avenue, LLC, New DTRS Michigan Avenue, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.2	Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.3	Amended and Restated Loan and Security Agreement, dated as of July 20, 2011, by and among SHC Washington, L.L.C., Deutsche Bank Trust Company Americas, the lenders from time to time party thereto and Deutsche Bank Securities Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.4	Amended, Restated and Consolidated Note, dated as of July 20, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.5	Loan Agreement, dated as of July 14, 2011, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C., the lenders signatories thereto, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.6	Secured Promissory Note, dated as of July 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.7	Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.8	Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

* 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+ 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Forward-Looking Information and Risk Factors.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Filed herewith.

+	This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

**	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to the Condensed Consolidated Financial Statements tagged as blocks of text.

The XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, is not deemed “filed” for purposes of Section 11 or 12 of the Securities Act, or Section 18 of the Exchange Act, or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as is expressly set forth by specific reference in such filing or document.