Form 10-K
period 2011-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2012-02-23
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1.14 billion as of June 30, 2011 (based on the closing sale price of the common stock on the New York Stock Exchange on such date).

The number of shares of common stock ($0.01 par value per share) of the registrant outstanding as of February 22, 2012 was 185,627,199.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of the recent global economic recession upon business and leisure travel and the hotel markets in which we invest;

•	our liquidity and refinancing demands;

•	our ability to obtain or refinance maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•	our ability to meet the requirements of the Maryland General Corporation Law, or MGCL, with respect to the payment of preferred dividends on the June 29, 2012 payment date as further described below;

•

stagnation or further deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels operate and in which we invest, including luxury and upper upscale product;

•	general volatility of the capital markets and the market price of our shares of common stock;

•	availability of capital;

•	our ability to dispose of properties in a manner consistent with our investment strategy and liquidity needs;

•

hostilities and security concerns, including future terrorist attacks, or the apprehension of hostilities, in each case that affect travel within or to the United States, Mexico, Germany, England or other countries where we invest;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	contagious disease outbreaks, such as the H1N1 virus outbreak;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	our failure to maintain our status as a REIT;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	changes in generally accepted accounting principles, policies and guidelines; and

•	litigation, judgments or settlements.

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

Overview

Strategic Hotels & Resorts, Inc. (SHR) was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. The terms upper upscale and luxury are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. We completed our initial public offering in June 2004. Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We own our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SH Funding, and its subsidiaries.

We operate as a self-administered and self-managed real estate investment trust (REIT) managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 22, 2012.

As of February 22, 2012, we:

•

wholly own or lease 14 hotels, have a 53.5% interest in an affiliate that owns a hotel where we asset manage such hotel, and have 50.0% and 34.3% interests in, and act as asset manager for, two unconsolidated affiliates that each own one hotel;

•	own land held for development including:

•	20.5 acres of oceanfront land adjacent to our Four Seasons Punta Mita Resort, Nayarit, Mexico and 60.0 acres of oceanfront land near the Four Seasons Punta Mita Resort;

•	a 20,000 square-foot parcel of land on the ocean in Santa Monica, California adjacent to our Loews Santa Monica Beach Hotel entitled for development and residential units;

•	a 50% interest in an unconsolidated affiliate that owns 10.0 acres of land adjacent to the Fairmont Scottsdale Princess hotel; and

•	a 31% interest in an unconsolidated affiliate with two unaffiliated parties that is developing the fractional ownership program known as the Four Seasons Residence Club Punta Mita.

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

As used in this report, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.

Business Strategy

We are a preeminent owner of upper upscale and luxury branded hotels located primarily in North America with select international hotels. Our strategy involves the acquisition of hotels with strong underlying real estate values, adding value through the application of our management’s superior asset management skills, identifying redevelopment opportunities to enhance cash flow and value, and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Acquisition Strategy

One of our core competencies is a diligent approach to acquisitions that includes continuous research-based selection of target markets and individual properties. We target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, with strong growth characteristics and high barriers to entry. We believe that the upper upscale and luxury hotel sector is an extremely attractive sector for long-term investment, especially considering the supply constraints characteristic of that sector.

•	Asset Management Strategy

We believe that we can enhance our cash flow and earnings growth through expert asset management, which we expect will ultimately generate increased operating margins and higher investment returns. Our value-added asset management strategy has the following general components:

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

•

We provide rigorous oversight of our properties and the hotel management companies that operate them to ensure the alignment of the hotel management companies’ and our interests and to monitor the hotel management companies’ and our compliance with the management contracts relating to our properties. Typically, this oversight allows us to maximize operating margins and enhance property values.

•	Redevelopment Strategy

A major component of our value creation strategy is to create incremental sources of income from our properties through thoughtfully executed and consumer market research based redevelopment.

Our current portfolio now includes capital investments, which give us a competitive portfolio in excellent physical condition that management believes can provide relative outperformance during the current recovery cycle. We have planned a variety of property investment programs with the goal of enhancing the cash flow growth of our portfolio through the careful execution of these plans.

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

•

Proceeds from dispositions would generally be intended to be reinvested in redevelopment activities in our existing portfolio, the acquisition of additional hotel properties where the application of our life cycle-based investment strategy can begin again, or enhancement of our balance sheet.

•

We continually undertake a comprehensive review of our assets against sources of capital in the marketplace with the objective of seeking strategies to sell assets in order to supplement our liquidity position.

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

Seasonality

For information relating to the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” on page 63 of this Form 10-K.

Employees

As of February 22, 2012, we had 37 full-time and five part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.

Environmental

Environmental consultants retained by us or our lenders have conducted environmental site assessments on many of our properties. These environmental assessments often relied on older environmental assessments prepared in connection with a prior financing or acquisition. The lenders did not conduct environmental assessments on our European properties, although older environmental assessments or building engineering surveys exist for these properties. The environmental assessments are designed to evaluate the potential for environmental contamination on properties, but these assessments will not necessarily reveal the existence or extent of all environmental conditions, liabilities or compliance concerns at the properties.

Although the environmental assessments that have been conducted with respect to certain of our properties disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or liability, we are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial position, results of operations or cash flows. See “Item 1A. Risk Factors—Environmental and other governmental laws and regulations could increase our compliance costs and liabilities and adversely affect our financial condition and results of operations” and “Item 1A. Risk Factors—The presence of any environmental conditions at our properties could result in remediation and other costs and liabilities and adversely affect our financial condition and results of operations.”

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

REIT Structure

Subject to certain limitations, REITs may own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary (TRS) that can engage in businesses prohibited to a REIT. Thus, hotel REITs may own TRSs that lease hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 25% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. In addition, REITs may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.

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

Each Affiliate Lease has a non-cancelable term of three to five years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for our TRS’ use and occupancy, condemnation or our sale or disposition of the hotel.

During the term of each Affiliate Lease, our TRS is obligated to pay a fixed annual base rent and a percentage rent to the applicable Strategic Ownership Entity. Percentage rent is calculated by multiplying fixed percentages by gross room revenues and other revenues, subject to certain adjustments. Percentage rent is paid quarterly. Base rent accrues and is paid monthly. Base rents and percentage rents are adjusted annually for changes in the consumer price index or similar indices.

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

Third Party Lease Agreements

We are the tenant under a lease with a third-party landlord for the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire Resort and the Marriott London Grosvenor Square. Additionally, an unconsolidated affiliate is a tenant under a ground lease for a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The remaining life on the initial terms of these third party leases range from nine to 73 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent, or the greater of a minimum rental amount and a percentage of certain revenues.

Hotel Management Agreements

Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.0% to 4.0% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from three to 25 years. A management agreement with one of our operators typically has the terms described below.

•

Operational services. The manager has exclusive authority to supervise, direct and control the day-to-day operation and management of the hotel, including establishing all room rates, processing reservations, procuring inventories, supplies and services, and preparing public relations, publicity and marketing plans for the hotel.

•

Compensation of manager. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. In some cases, the incentive management fee is paid only after we have received a certain level of income.

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

•

Working capital. Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of fixed asset supplies such as linens and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotel.

•

Furniture, fixtures and equipment replacements. Our management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary, subject to our review and approval. In addition, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of a hotel (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in a separate account (typically 4.0% to 5.0%).

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

We incurred losses in fiscal years 2011, 2010, 2009 and 2008 due to the negative economic environment, and we may continue to incur losses in the future.

We incurred net losses of $4.9 million, $230.8 million, $246.4 million and $317.5 million for our 2011, 2010, 2009 and 2008 fiscal years, respectively. The recent economic downturn has negatively impacted business and leisure travel leading to a reduction in revenues at our hotel properties. The slow rate of the fragile economic recovery or a further decline in economic conditions will likely produce continued losses. There can be no assurance that we will resume profitable operations and generate net income for our stockholders in the near term or at all.

Our financial covenants may adversely affect our financial position, results of operations and liquidity.

The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including restrictions on our ability to incur additional indebtedness. Importantly, the bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under the bank credit facility is based on, among other factors, the lesser of the calculation of 1.2 times debt service coverage based on the greater of the in-place interest rate or 7.0% debt constant for the borrowing base assets or a 60% advance rate against the appraised value of the borrowing base assets. The actual interest rate on the bank credit facility is LIBOR plus 3.00%, which equates to 3.30% as of December 31, 2011. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by, among other things, any deterioration in our operations brought on by the recent economic downturn, potential further declines in our property values, additional borrowings to maintain our liquidity and fund our capital and financing obligations, and security concerns impacting travel to Mexico.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the results of the borrowing base assets, which include the Four Seasons Punta Mita Resort, Marriott Lincolnshire Resort, Ritz-Carlton Half Moon Bay and Ritz-Carlton Laguna Niguel hotels. The recent operating results of the Four Seasons Punta Mita Resort in Mexico has been negatively impacted by security concerns impacting travel to Mexico, as well as the recent economic downturn. If these negative conditions persist, the financial results of our hotels deteriorate, or if our property values decline, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs or proposed debt restructurings.

In the event that the slow, but fragile economic recovery stalls and negative economic conditions worsen and our business significantly deteriorates, we may be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve. If negative conditions worsen, our business deteriorates further and we do not achieve a successful disposition of assets or increase our liquidity through alternative channels or modify or obtain a waiver to certain terms of our bank credit facility, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination cost of $70.7 million as of December 31, 2011).

In addition, our lenders, including the lenders participating in our bank credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the economy and increased financial instability of many borrowers (and may suffer additional losses if negative conditions worsen and the economy deteriorates further). As a result, lenders may become less able or unwilling to allow us to draw down on our bank credit facility and/or we may be unable to obtain other financing on favorable terms or at all. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our bank credit facility because of a lender default or if we were unable to obtain other financing.

We have substantial debt, a portion of which is variable-rate debt, and upon maturity, we plan to refinance with new debt, which may not be available when required on optimal terms or at all.

We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable-rate, and to the extent available, we may borrow additional variable-rate debt under our bank credit facility. When we seek to refinance our outstanding indebtedness, our interest expense may increase. Increases in interest rates on our existing variable-rate indebtedness, or on new indebtedness we incur when refinancing our existing indebtedness, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2011, we had total debt of $1.05 billion, and, including the effect of interest rate swaps, approximately 93.1% of our total debt had fixed interest rates.

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

Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 9 of the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this annual report on Form 10-K for quantified information regarding our debt maturities as of December 31, 2011. While the credit markets have begun to recover from the severe contraction experienced during the recent economic downturn, there can be no assurance that we will be able to refinance our debt with new borrowings or raise capital through the sale of equity. If we are unable to refinance or restructure our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, or forfeit the property securing such indebtedness, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

The $97.5 million mortgage debt related to the Hyatt Regency La Jolla hotel matures September 1, 2012. We own a 53.5% controlling interest in an affiliate that owns this hotel. There can be no assurance that we and our partner will be able to refinance or restructure this indebtedness or cure or receive a waiver for an event of default if one were to occur. If this occurs, we may be forced to forfeit the property or seek legal protection from creditors, both of which could result in losses to us and which would adversely impact cash available for distributions.

We also could incur additional debt in connection with future acquisitions of real estate. We may, in some instances, to the extent available, borrow under our bank credit facility or borrow new funds to acquire properties. The curtailment of lending by many traditional commercial real estate lenders impedes our ability to grow our portfolio of hotels through future acquisitions and otherwise may prevent us from executing our business plans, including limiting the likelihood of successful asset dispositions. In addition, we may incur mortgage debt by obtaining loans secured by a portfolio of some or all of the real estate properties we acquire. If necessary or advisable, we may also borrow funds to satisfy the requirement that we distribute to stockholders at least 90% of our annual REIT taxable income or to ensure otherwise that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

The upper upscale and luxury segments of the hotel business are highly competitive. Our hotels compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels when compared to other classes of hotels.

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

Certain of our long-lived assets, intangible assets, investments in unconsolidated affiliates and goodwill have in the past become impaired and may become impaired in the future.

We periodically review each of our hotels and any related goodwill for possible impairment. Based on the results of these analyses, in fiscal year 2010 we wrote off $141.9 million to impairment losses to reduce the carrying values of long-lived assets and investments in unconsolidated affiliates on our balance sheet to their estimated fair values. Our other hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.

We rely to a significant extent on our president and chief executive officer, Mr. Laurence Geller, the loss of whom could have a material adverse effect on our business.

Our continued success will depend to a significant extent on the efforts and abilities of our president and chief executive officer, Mr. Laurence Geller. Mr. Geller is an experienced hotel industry senior executive, operator and consultant with over 40 years of experience working with many major multinational hotel companies and executives. Mr. Geller is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr. Geller’s departure could have a material adverse effect on our operations, financial condition and operating results. Mr. Geller’s employment agreement was amended and restated on August 27, 2009. Pursuant to that agreement,

Mr. Geller will serve as our president and chief executive officer through December 31, 2012, subject to earlier termination under certain circumstances described in the agreement. We can make no assurance that Mr. Geller’s employment agreement will be extended beyond its current expiration date.

The geographic concentration of our hotels in California makes us more susceptible to an economic downturn or natural disaster in that state.

As of February 22, 2012, seven of the hotels we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a natural disaster, downturn or changes in the California economy.

We have suspended the payment of dividends on our common stock and have suspended the payment of dividends on our preferred stock in the past.

On November 4, 2008, we suspended payment of our dividend on our shares of common stock. In addition, in February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock, which we collectively refer to herein as our Preferred Stock. We suspended these dividend payments in an effort to preserve liquidity. Pursuant to the Articles Supplementary governing our Preferred Stock, if we do not pay quarterly dividends on our Preferred Stock for six quarters, whether or not consecutive, the size of our board of directors will be increased by two and the holders of our Preferred Stock will have the right to elect two additional directors to our board. As of December 31, 2011, we did not pay quarterly dividends for twelve quarters. There have been no new directors added to the board pursuant to this right. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends through September 30, 2011, and dividends for the quarter ended December 31, 2011, which we collectively refer to herein as the Unpaid Dividends, and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment on our books through the recording of a liability in accordance with the terms of our charter; however, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the requirements of the MGCL with respect to the payment of dividends, or the Maryland Dividend Requirement. In addition, in February 2012, our board of directors authorized, and we declared, the payment of dividends on our Preferred Stock for the quarter ending March 31, 2012, which we refer to herein as the First Quarter 2012 Dividends, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. A sum sufficient for the payment of the First Quarter 2012 Dividends has been set apart for payment on our books through the recording of a liability in accordance with the terms of our charter. While we cannot make any guarantees, we currently expect to be able to meet the Maryland Dividend Requirement on the June 29, 2012 Unpaid Dividends and First Quarter 2012 Dividends payment date. We can provide no assurance that we will not suspend the payment of quarterly dividends on our Preferred Stock in the future. In addition, we can provide no assurance as to when we will resume paying dividends on our common stock, if ever.

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

Our hotel management companies act as employer of the hotel level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreements at our Loews Santa Monica hotel and Fairmont Chicago hotel have expired. At this time, we cannot predict when or whether new agreements will be reached in these markets and what the impact of prolonged negotiations could be. If agreements are reached, the agreements may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if agreements are not reached and there are labor disputes, including strikes, operations at our hotels could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.

The outbreak of a pandemic disease, such as the H1N1 virus, has had and may in the future have an adverse impact on our financial results.

An outbreak of a pandemic disease, such as the H1N1 virus, has had and may in the future have a significant adverse impact on travel and the lodging industry. As a consequence, our financial results of operations may be adversely effected.

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

We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels and others who are engaged in real estate investment activities that focus on the acquisition of hotels. These competitors may drive up the price we must pay for real estate property, other assets or other companies we seek to acquire or may succeed in acquiring those real estate properties, other assets or other companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable investment properties may increase in the future. This would result in increased demand for these real estate properties, other assets or other companies and therefore increase the prices required to be paid for them. If we pay higher prices for real estate properties, other assets or other companies, our profitability may be reduced. Also, future acquisitions of real property, other assets or other companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. We also may not be successful in identifying or consummating acquisitions and investments in unconsolidated affiliates on satisfactory terms. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets. We also may incur significant expenses in connection with acquisition or other corporate opportunities we pursue but do not consummate.

Investing through partnerships or unconsolidated affiliates decreases our ability to manage risk.

In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest in hotels and ancillary businesses, as a partner. Partners in unconsolidated affiliates often have shared control over the operation of the assets. Therefore, investments in unconsolidated affiliates may involve risks such as the possibility that the partner in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a partner might subject hotels, resorts and businesses owned by the unconsolidated affiliate to additional risk. We may be unable to take action without the approval of our partners in the unconsolidated affiliate, and alternatively, our partners in the unconsolidated affiliate could take actions binding on the unconsolidated affiliate without our consent. Additionally, should a partner in the unconsolidated affiliate become bankrupt, we could become liable for our partner’s share of the unconsolidated affiliate’s liabilities.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

Risks related to the lodging and real estate industries

A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere herein as well as the following:

•	increased competition from new supply or existing hotel properties in our markets, which would likely adversely affect occupancy and revenues at our hotels;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline bankruptcies, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below;

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

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

Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 22, 2012, seven of our hotels were located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.

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

The costs to clean up a contaminated property or defend against a related claim or to comply with environmental laws could be material and could adversely affect the funds available for distributions to our stockholders. Future laws or regulations may impose material environmental liabilities on us, the current environmental condition of our hotel properties may be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us and currently unknown environmental liabilities related to our hotel properties may be identified.

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

Our charter authorizes our board of directors to cause us to issue up to 250,000,000 shares of common stock and up to 150,000,000 shares of preferred stock. Additionally, our charter authorizes our board of directors to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of our stock that we have authority to issue, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest.

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

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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

Our board of directors approves our major policies, including our investment objectives, financing, growth and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. This means that our stockholders will have limited control over changes in our policies.

Tax risks

If we fail to maintain our status as a REIT, our distributions will not be deductible by us, and our income will be subject to U.S. federal taxation, reducing our earnings available for distribution.

We currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Tax Code. The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements in the future, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even if we maintain our status as a REIT, we may become subject to U.S. federal, state, local or foreign taxes on our income or property reducing our earnings available for distribution.

Even if we maintain our status as a REIT, we may become subject to U.S. federal income and other taxes and state and local taxes. For example, if we have net income from a “prohibited transaction,” that income will be subject to a 100% tax. A “prohibited transaction” is, in general, the sale or other disposition of inventory or property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on that income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of that tax liability. In addition, the REIT rules impose various taxes and penalties on transactions with taxable REIT subsidiaries that are determined not to be priced at an arm’s length, and on a REIT that has to avail itself of certain cure provisions in the Tax Code for the failure to meet all of the REIT qualification requirements. We cannot assure you that we will be able to continue to satisfy the REIT requirements, or that it will be in our best interests to continue to do so.

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

Certain of our entities, including our foreign entities, are subject to corporate income taxes. Consequently, these entities are subject to potential audit. There can be no assurance that certain tax positions the entities have taken will not be challenged by taxing authorities and if the challenge is successful, could result in increased tax expense, which could be material.

If the leases of our hotels to our taxable REIT subsidiaries, or Affiliate Leases, are not respected as true leases for federal income tax purposes, we would fail to maintain our status as a REIT.

To continue to qualify as a REIT, we must satisfy two gross income tests under which specified percentages of our gross income must be certain types of passive income, such as rent. The rent paid pursuant to our Affiliate Leases will only qualify for purposes of the gross income tests if such Affiliate Leases are respected as true leases for U.S. federal income tax purposes and are not treated as service contracts, transfers between unconsolidated affiliates or some other type of arrangement. If our Affiliate Leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.

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

The maximum federal tax rate for certain dividends payable to domestic stockholders that are individuals, trusts and estates is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock.

We may pay required dividends in the form of common stock.

We are required to distribute 90% of our annual REIT taxable income in order to maintain our REIT status. Under guidelines published by the Internal Revenue Service, REITs are allowed to declare dividends in 2012 (that otherwise comply with the REIT distribution timing requirements) payable in the form of additional shares of common stock to satisfy up to 90% of the required REIT dividends amount applicable with respect to the 2011 taxable year. The amount of the dividend would be taxable to shareholders (to the extent the dividend is from earnings and profits), including the value of our stock received, not just the portion of the dividend paid in cash. We expect that, as we continue to undertake efforts to conserve cash and enhance our liquidity, future required dividends on our common stock, if any, may be paid in common stock to the fullest extent permitted under law. There can be no assurance as to when we will resume the payment of dividends on common stock or to pay any such dividends completely or substantially in cash.

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

				Year Ended December 31, 2011(1)				% Change 2011 – 2010(2)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	82.6%	$213.32	$176.28	$295.52	20.2%	19.4%
InterContinental Chicago(*)	Chicago, IL	4/2005	792	76.5%	$186.26	$142.47	$233.63	9.0%	7.6%
Hotel del Coronado(3)	Coronado, CA	1/2006	757	67.1%	$358.33	$240.60	$494.84	7.9%	6.9%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	66.4%	$212.06	$140.87	$236.37	14.4%	12.0%
Fairmont Scottsdale Princess(4)	Scottsdale, AZ	9/2006	649	65.3%	$215.39	$140.57	$309.20	10.0%	5.1%
InterContinental Miami(*)	Miami, FL	4/2005	641	70.5%	$162.79	$114.72	$202.72	5.6%	3.7%
Hyatt Regency La Jolla(5)(*)	La Jolla, CA	7/1999	419	72.9%	$158.68	$115.62	$215.76	12.4%	11.4%
Ritz-Carlton Laguna Niguel(6)	Dana Point, CA	7/2006	396	60.8%	$339.83	$206.73	$447.34	18.0%	19.2%
Loews Santa Monica Beach Hotel(*)	Santa Monica, CA	3/1998	342	86.6%	$298.57	$258.50	$385.64	9.4%	7.8%
Ritz-Carlton Half Moon Bay(6)	Half Moon Bay, CA	8/2004	261	67.7%	$358.94	$243.06	$584.33	11.4%	7.6%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	222	71.5%	$530.23	$378.97	$761.89	3.9%	5.7%
Four Seasons Silicon Valley	East Palo Alto, CA	3/2011	200	69.5%	$297.94	$207.07	$395.58	13.3%	13.9%
Four Seasons Punta Mita Resort(6)	Punta Mita, Mexico	2/2001	173	44.8%	$645.00	$289.13	$535.15	(11.7)%	(13.2)%
Four Seasons Jackson Hole	Teton Village, WY	3/2011	124	52.6%	$523.32	$275.11	$631.91	8.8%	4.9%

Ground Lease Property Interest
Marriott Lincolnshire Resort(6)	Lincolnshire, IL	9/1997	389	52.1%	$124.11	$64.61	$230.02	16.5%	8.0%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	81.1%	$377.05	$305.88	$422.10	6.6%	5.9%

Leasehold Property Interest
Marriott Hamburg(7)	Hamburg, Germany	6/2000	278	82.3%	$199.17	$163.84	$230.88	11.7%	11.9%

Total			7,762	71.1%	$253.39	$180.25	$337.75	10.3%	8.7%

(1)	The table includes statistical information only for our period of ownership.
(2)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.
(3)	We indirectly have a 34.3% interest in the unconsolidated affiliate that owns this property, which is subject to a mortgage. See “Item 8. Financial Statements and Supplementary Data—6. Investment in Unconsolidated Affiliates” for further detail.
(4)	We indirectly have a 50.0% interest in the unconsolidated affiliate that owns this property, which is subject to a mortgage. The unconsolidated affiliate has a ground lease interest in one land parcel at this property. See “Item 8. Financial Statements and Supplementary Data—6. Investment in Unconsolidated Affiliates” for further detail.
(5)	We own a 53.5% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—10. Equity and Distribution Activity” for further detail.

(6)	These properties are borrowing base assets under our bank credit facility, which are subject to mortgages.

(7)	This property was originally acquired on the date indicated in the table but was subsequently sold to a third party and leased back to us in a transaction that is more fully described under “Item 8. Financial Statements and Supplementary Data—8. Operating Lease Agreements.”

(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—9. Indebtedness.”

Principal Terms of Management Agreements. Of our hotel properties, 16 are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

•	Base Management Fees. Our agreements generally provide for the payment of base management fees between 1.0% and 4.0% of the applicable hotel’s revenues, as determined in the agreements.

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

•

Terms. As of December 31, 2011, the remaining terms of the management agreements, not including renewal options, range from three to 25 years and average 13 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

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

•

Furniture, Fixtures and Equipment Reserves. We are required to provide to the hotel manager all of the necessary furniture, fixtures and equipment for the operations of the hotel. Our agreements generally provide that between 4.0% and 5.0% of revenues of the hotel be reserved by the manager or deposited into a separate account held by us each year.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “BEE”. As of February 22, 2012, the number of registered holders of record of our common stock was 76.

The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2010 through December 31, 2011.

	2011 Per Share of Common Stock			2010 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$6.92	$5.23	$0.00	$4.82	$1.84	$0.00
Second Quarter	7.14	5.93	0.00	6.97	3.82	0.00
Third Quarter	7.62	4.05	0.00	4.78	3.33	0.00
Fourth Quarter	5.84	3.76	0.00	5.33	4.16	0.00

Year	$7.62	$3.76	$0.00	$6.97	$1.84	$0.00

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

On November 4, 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of common stock, and, in February 2009, our board of directors elected to suspend the quarterly dividend to holders of shares of our Preferred Stock. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends, and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the Maryland Dividend Requirement. In addition, in February 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ending March 31, 2012, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. A sum sufficient for the payment of the preferred dividends for the quarter ending March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment and no projected taxable distribution requirement. Based on our current forecasts, we would not be required to make any distributions during 2012 in order to maintain our REIT status. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—9. Indebtedness—Bank Credit Facility.”

Equity Compensation Plan Information

There are 9,700,000 shares of common stock authorized for issuance under our Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan). As of December 31, 2011, there have been 1,409,531 securities issued into common stock. The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended and Restated Plan as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended and Restated Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			5,784,631
Stock options	669,797	$20.40
Restricted stock units	1,836,041	N/A
Equity compensation plans not approved by security holders:	—	N/A	—

Total	2,505,838		5,784,631

Repurchases of Equity Securities

In December 2011, we settled tender offers to purchase up to an aggregate of 4,716,981 shares of our issued and outstanding (i) 8.25% Series C Cumulative Redeemable Preferred Stock, at a purchase price of $26.50 per share, (ii) 8.25% Series B Cumulative Redeemable Preferred Stock, at a purchase price of $26.50 per share, and (iii) 8.50% Series A Cumulative Redeemable Preferred Stock, at a purchase price of $26.70 per share, in each case, net to the seller in cash, less any applicable withholding taxes and without interest or accrued and unpaid dividends. In the aggregate, we paid approximately $86.1 million to acquire 1,922,273 shares of our 8.25% Series C Cumulative Redeemable Preferred Stock, 984,625 shares of our 8.25% Series B Cumulative Redeemable Preferred Stock and 340,609 shares of our 8.50% Series A Cumulative Redeemable Preferred Stock that were validly tendered and not withdrawn, for a total of 3,247,507 preferred shares validly tendered. The shares of Preferred Stock acquired by us were retired upon receipt. Accrued and unpaid dividends of $10.9 million or $5.67 per share of the acquired 8.25% Series C Cumulative Redeemable Preferred Stock were eliminated. Accrued and unpaid dividends of $5.6 million or $5.67 per share of the acquired 8.25% Series B Cumulative Redeemable Preferred Stock were eliminated. Accrued and unpaid dividends of $2.0 million or $5.84 per share of the acquired 8.50% Series A Cumulative Redeemable Preferred Stock were eliminated. As a result, total accrued and unpaid dividends of $18.5 million across all three series were eliminated. After settlement of the tender offers, 3,827,727 shares of our 8.25% Series C Cumulative Redeemable Preferred Stock, 3,615,375 shares of our 8.25% Series B Cumulative Redeemable Preferred Stock and 4,148,141 shares of our 8.50% Series A Cumulative Redeemable Preferred Stock remain outstanding for trading on the NYSE.

The table below provides information concerning our repurchase of shares of our equity securities during the quarter ended December 31, 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1– October 31, 2011	—	—	—	—
November 1 – November 30, 2011	—	—	—	—
December 1 – December 31, 2011
8.25% Series C Cumulative Redeemable Preferred Stock	1,922,273	$26.50	1,922,273	—
8.25% Series B Cumulative Redeemable Preferred Stock	984,625	$26.50	984,625	—
8.50% Series A Cumulative Redeemable Preferred Stock	340,609	$26.70	340,609	—

Total	3,247,507	$26.52	3,247,507	—

(1)	On November 7, 2011, we announced the commencement of offers to purchase up to an aggregate of 4,716,981 shares of our issued and outstanding (i) 8.25% Series C Cumulative Redeemable Preferred Stock, at a purchase price of $26.50 per share, (ii) 8.25% Series B Cumulative Redeemable Preferred Stock, at a purchase price of $26.50 per share, and (iii) 8.50% Series A Cumulative Redeemable Preferred Stock, at a purchase price of $26.70 per share, in each case, net to the seller in cash, less any applicable withholding taxes and without interest or accrued and unpaid dividends. The offers expired at 5:00 p.m., New York City time, on December 19, 2011.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	Years Ended December 31,
	2011(1)	2010(1)	2009(1)	2008(1)(2)	2007(1)(2)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$410,315	$362,559	$343,891	$445,244	$462,701
Food and beverage	267,194	238,762	216,982	293,344	306,805
Other hotel operating revenue	80,907	79,981	89,525	97,316	99,255
Lease revenue	5,422	4,991	4,858	5,387	5,118

Total revenues	763,838	686,293	655,256	841,291	873,879
Operating costs and expenses:
Rooms	114,087	105,142	100,642	114,445	116,416
Food and beverage	192,028	171,279	160,252	202,641	207,961
Other departmental expenses	207,664	199,336	193,699	218,606	218,831
Management fees	24,719	22,911	23,386	32,336	34,219
Other hotel expenses	53,808	48,781	52,385	57,154	60,474
Lease expense	4,865	4,566	4,752	4,953	4,555
Depreciation and amortization	112,062	130,601	130,955	109,532	91,894
Impairment losses and other charges	—	141,858	99,740	277,917	7,372
Corporate expenses	39,856	34,692	23,910	24,800	28,307

Total operating costs and expenses	749,089	859,166	789,721	1,042,384	770,029

Operating income (loss)	14,749	(172,873)	(134,465)	(201,093)	103,850

Interest expense	(86,447)	(86,285)	(93,929)	(79,993)	(81,006)
Equity in (losses) earnings of unconsolidated affiliates	(9,215)	13,025	1,718	2,810	8,344
(Loss) income from continuing operations	(106,424)	(265,311)	(231,296)	(288,376)	104,055
Income (loss) from discontinued operations, net of tax	101,572	34,511	(15,137)	(29,110)	(35,284)
Net (loss) income	(4,852)	(230,800)	(246,433)	(317,486)	68,771
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	29	1,687	3,129	4,065	(969)
Net income attributable to the noncontrolling interests in consolidated affiliates	(383)	(1,938)	(641)	(3,870)	(1,363)
Preferred shareholder dividends	(18,482)	(30,886)	(30,886)	(30,886)	(30,107)
Net (loss) income attributable to SHR common shareholders	(23,688)	(261,937)	(274,831)	(348,177)	36,332
(Loss) income from continuing operations attributable to SHR common shareholders per share—basic	(0.70)	(2.41)	(3.45)	(4.25)	0.94
Cash dividends declared per common share	—	—	—	0.72	0.96

	As of the Years Ended December 31,
	2011(1)	2010(1)	2009(1)	2008(1)(2)	2007(1)(2)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$2,086,689	$2,162,316	$2,598,143	$2,909,167	$3,365,909
Long-term debt obligations	1,050,385	1,146,281	1,648,197	1,672,690	1,633,869
Total liabilities	1,419,686	1,511,922	2,003,258	2,093,095	2,069,071
Noncontrolling interests in SHR’s operating partnership	4,583	5,050	2,717	5,330	16,326
Noncontrolling interests in consolidated affiliates	8,222	25,082	23,188	27,203	30,653
SHR’s shareholders’ equity	654,198	620,262	568,980	783,539	1,249,859
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated affiliates	15	15	16	18	19
Number of rooms at the end of the year excluding unconsolidated affiliates	6,356	6,873	7,245	7,590	8,287
Average occupancy rate	72.2%	69.5%	66.8%	72.3%	76.0%

(1)	We sold one hotel property in 2011, one hotel property in 2010, two hotel properties in 2009, one hotel property in 2008, and one hotel property in 2007. The operations of these hotels are included as discontinued operations in the operating data above for all years presented.
(2)	The table presents certain selected historical financial data which has been updated to reflect the impact of the retrospective application of new accounting guidance related to noncontrolling interests and convertible debt instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—1. General” for the hotel interests owned or leased by us as of December 31, 2011.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2011. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.

When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2011, as applicable, unless otherwise noted.

Key Indicators of Operating Performance

We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) such as total revenues, operating income (loss), net income (loss), and earnings per share, as well as non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key indicators that we evaluate include average daily occupancy, average daily rate (ADR), revenue per available room (RevPAR), and Total RevPAR, which are more fully discussed under “—Factors Affecting Our Results of

Operations—Revenues.” We also evaluate Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Comparable EBITDA, Funds from Operations (FFO), FFO-Fully Diluted, and Comparable FFO as supplemental non-GAAP measures to GAAP performance measures. We provide a more detailed discussion of the non-GAAP financial measures under “—Non-GAAP Financial Measures.”

Outlook

RevPAR and occupancy gains accelerated throughout 2011, driven by improved demand from both group and transient business. The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth.

The fourth quarter of 2011 represented the eighth consecutive quarter of demand growth and seventh consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Same Store Assets (see “—Total Portfolio and Same Store Asset Definitions” below) located in North America, which excludes hotels acquired in 2011 and hotels owned through unconsolidated affiliates, gained 2.1 percentage points in occupancy, driven by an 8.8% increase in group room nights compared to the quarter ended December 31, 2010. ADR at our hotels increased a strong 6.4% in the quarter, as a result of a 7.6% increase in group rate and a 6.0% increase in transient rate. For the quarter, RevPAR increased 9.8% and Total RevPAR increased 9.0%.

For the full year of 2011, our Same Store North American portfolio RevPAR grew by 11.0%, driven by a 5.8% increase in ADR and a 3.4 percentage point increase in occupancy. Improvements in both group and transient demand were the drivers of growth in the year as lower rated transient business continued to be replaced with higher rated transient and group room nights. Group room nights increased 5.4% in 2011 at rates that were 5.9% higher than in 2010. Transient room nights grew by 4.6% in 2011 with rates 5.7% higher.

RevPAR for our Same Store Assets located in the United States increased 12.7%, driven by a 7.0% increase in ADR and a 3.6 percentage point increase in occupancy, compared to the full year 2010.

The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For 2011, occupancy at the Four Seasons Punta Mita Resort declined by 5.1 percentage points leading to an 11.7% decline in RevPAR.

As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our North American portfolio of hotels, definite group room nights for 2012 are up 1.0% compared to the same time last year and are booked at 3.2% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

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

Balance Sheet Restructuring

Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued an aggregate of 109.9 million shares of common stock in a private offering, a public offering and in connection with the purchase of assets, raising $544.0 million of new equity.

•	We tendered for and retired our 3.50% Exchangeable Senior Notes (Exchangeable Notes) totaling $180.0 million.

•	We tendered for and purchased approximately 3.2 million shares of Preferred Stock totaling $86.1 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott Champs Elysees (Paris Marriott), and BuyEfficient generating net proceeds of $70.6 million.

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

•

We refinanced $749.5 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $787.8 million, with initial maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these transactions, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.1 billion as of December 31, 2011. As of December 31, 2011, we had approximately $16.6 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had $51.9 million outstanding borrowings on our $300.0 million bank credit facility, including $1.9 million in letters of credit outstanding. Additionally, we had a distribution payable of $72.5 million for unpaid cumulative preferred dividends as of December 31, 2011.

European Strategy

We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague and our leasehold interest in the Paris Marriott. Our remaining European assets are the Marriott London Grosvenor Square and our leasehold interest in the Marriott Hamburg. While we continue to opportunistically explore options to exit these investments and still intend to be North American-centric with respect to any new acquisitions, our two remaining European assets continue to perform well and we are not currently actively marketing either of these assets for sale.

Factors Affecting Our Results of Operations

The table below summarizes the changes to our consolidated hotel properties and rooms as of December 31, 2011, 2010 and 2009:

	2011	2010	2009
Hotels
Number of hotels, beginning of year	15	16	18
Acquisitions(a)	2	—	—
Dispositions(b)	(1)	(1)	(2)
Recapitalization of property(c)	(1)	—	—

Number of hotels, end of year	15	15	16
Rooms
Number of rooms, beginning of year	6,873	7,245	7,590
Acquisitions(a)	324	—	—
Room expansions	—	—	11
Dispositions(b)	(192)	(372)	(356)
Recapitalization of property(c)	(649)	—	—

Number of rooms, end of year	6,356	6,873	7,245

(a)	On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price, or approximately $92.4 million.
(b)	See table below for sale of interests in consolidated properties.
(c)	On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further description of this transaction.

Additionally, on June 24, 2011, we acquired the remaining 49.0% interest in the InterContinental Chicago hotel, previously owned by our partner in the consolidated affiliate, giving us 100% ownership of the InterContinental Chicago hotel. As part of the transaction, we also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, increasing our controlling interest in the hotel to 53.5%. Total consideration was approximately $90.2 million, which included the issuance of approximately 10.8 million shares of our common stock at a price of $6.51 per share based on the June 24, 2011 common share closing price, approximately $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.

Sale of Interests in Consolidated Properties. During the years ended December 31, 2011, 2010, and 2009, we sold our interests in the following consolidated properties and received net sales proceeds, after proration adjustments related to assets and liabilities of the hotels and closing costs, as shown below:

Hotel	Date Sold	Net Sales Proceeds (in millions)
Paris Marriott	April 6, 2011	$58.0
InterContinental Prague(a)	December 15, 2010	$3.6
Renaissance Paris	December 21, 2009	$50.3
Four Seasons Mexico City	October 29, 2009	$52.2

(a)	Approximate consideration received of €106.1 million ($141.4 million) included the assignment of the hotel’s third party debt and the interest rate swap liability related to the third party indebtedness.

Unconsolidated Affiliates. On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture” for further description of this transaction.

On February 4, 2011, we completed a recapitalization transaction that changed our ownership interest in the Hotel del Coronado. See “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures and Hotel del Coronado Venture” for further description of this transaction.

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

Our Same Store Assets for purposes of the comparison of the years ended December 31, 2011 and 2010 exclude the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations. Our Same Store Assets equal our Total Portfolio for purposes of the comparison of the years ended December 31, 2010 and 2009.

We present these results of Same Store Assets because we believe that doing so provides useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Same Store Assets or from acquisition or disposition activity.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2011, 2010 and 2009 consisted of:

	Total Portfolio % of Total Revenues			Same Store Assets % of Total Revenues
	2011	2010	2009	2011	2010
Revenues:
Rooms	53.7%	52.8%	52.5%	54.5%	53.9%
Food and beverage	35.0%	34.8%	33.1%	34.9%	34.0%
Other hotel operating revenue	10.6%	11.7%	13.7%	9.8%	11.3%
Lease revenue	0.7%	0.7%	0.7%	0.8%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•

Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.

Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR, which stands for average daily rate, is equal to rooms revenue divided by the number of occupied rooms;

•	RevPAR, which stands for revenue per available room, is equal to rooms revenue divided by the number of rooms available; and

•

Total RevPAR, which stands for total revenue per available room, is equal to the sum of rooms revenue, food and beverage revenue and other hotel operating revenue, divided by the number of rooms available.

We generate a significant portion of our revenue from two broad categories of customers, transient and group.

Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 57.5%, 57.2% and 60.1% of the rooms sold during the years ended December 31, 2011, 2010 and 2009, respectively. We divide our transient customers into the following subcategories:

•

Transient Leisure—This category generates the highest room rates and includes travelers that receive published rates offered to the general public that do not have access to negotiated or discounted rates.

•

Transient Negotiated—This category includes travelers, who are typically associated with companies and organizations that generate high volumes of business, that receive negotiated rates that are lower than the published rates offered to the general public.

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 42.5%, 42.8% and 39.9% of the rooms sold during the years ended December 31, 2011, 2010 and 2009, respectively. We divide our group customers into the following subcategories:

•	Group Association—This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate—This category includes group bookings related to corporate business.

•	Group Other—This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2011, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved and luxury hotel demand for the industry is currently at an all-time high, occupancy and ADR metrics for our hotels remain well below prior peak periods given the industry is still in the early stages of recovery.

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

For purposes of calculating our Total Portfolio RevPAR for the years ended December 31, 2011, 2010 and 2009, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the year ended December 31, 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2011, 2010 and 2009 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses			Same Store Assets % of Total Hotel Operating Expenses
	2011	2010	2009	2011	2010
Hotel Operating Expenses:
Rooms	19.3%	19.2%	19.0%	19.8%	19.8%
Food and beverage	32.4%	31.3%	30.2%	32.9%	31.6%
Other departmental expenses	35.0%	36.4%	36.5%	34.4%	35.9%
Management fees	4.2%	4.2%	4.4%	4.1%	4.0%
Other hotel expenses	9.1%	8.9%	9.9%	8.8%	8.7%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.4%, 48.1% and 47.7% of the Total Portfolio total hotel operating expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Lease Expense. As a result of the sale-leaseback transaction of the Marriott Hamburg hotel, we record lease expense in our statements of operations. In conjunction with the sale-leaseback transaction, we also recorded a deferred gain, which is amortized as an offset to lease expense.

Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses and office rent.

Recent Events. In addition to the changes to the consolidated hotel properties and unconsolidated affiliates noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:

Preferred Stock Tender Offers. In December 2011, we completed tender offers to purchase a portion of our outstanding Preferred Stock. The results of the tender offers are as follows:

	Number of Shares Validly Tendered and Accepted for Purchase	Purchase Price (Per Share)
8.50% Series A Cumulative Redeemable Preferred Stock	340,609	$26.70
8.25% Series B Cumulative Redeemable Preferred Stock	984,625	$26.50
8.25% Series C Cumulative Redeemable Preferred Stock	1,922,273	$26.50

We paid the holders approximately $86.1 million in cash, which was without interest or accrued and unpaid dividends.

New Bank Credit Facility. On June 30, 2011, we entered into a new $300.0 million secured, bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $350.0 million secured bank credit facility that was set to expire in March 2012. The facility’s interest rate is based upon a leverage-based pricing grid ranging from London InterBank Offered Rate (LIBOR) plus 275 basis points to LIBOR plus 375 basis points. The facility’s current interest rate is LIBOR plus 300 basis points, a reduction from the previous facility’s pricing of LIBOR plus 375 basis points. The facility expires on June 30, 2014, with a one-year extension available, subject to certain conditions. See “—Liquidity and Capital Resources—Bank credit facility.”

Common Stock. On March 11, 2011, we issued 8.0 million shares of our common stock to an affiliate of the seller of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in a private placement at a price of $6.25 per share for approximate net proceeds of $49.7 million after expenses. These proceeds were used to repay existing indebtedness under our previous bank credit facility.

Termination and De-Designation of Cash Flow Hedges. On June 20, 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We recorded a charge of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated other comprehensive loss (OCL) related to interest rates swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the year ended December 31, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $2.0 million to write off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the year ended December 31, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

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

Acquisition of Note Receivable. In January 2012, we acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10.5 million.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

Operating Results

The following table presents the operating results for the years ended December 31, 2011 and 2010, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$410,315	$362,559	$47,756	13.2%	$367,800	$332,301	$35,499	10.7%
Food and beverage	267,194	238,762	28,432	11.9%	235,130	209,856	25,274	12.0%
Other hotel operating revenue	80,907	79,981	926	1.2%	66,280	69,436	(3,156)	(4.5)%
Lease revenue	5,422	4,991	431	8.6%	5,422	4,991	431	8.6%

Total revenues	763,838	686,293	77,545	11.3%	674,632	616,584	58,048	9.4%
Operating Costs and Expenses:
Hotel operating expenses	592,306	547,449	(44,857)	(8.2)%	520,027	484,346	(35,681)	(7.4)%
Lease expense	4,865	4,566	(299)	(6.5)%	4,865	4,566	(299)	(6.5)%
Depreciation and amortization	112,062	130,601	18,539	14.2%	100,978	106,036	5,058	4.8%
Impairment losses and other charges	—	141,858	141,858	100.0%	—	—	—	—
Corporate expenses	39,856	34,692	(5,164)	(14.9)%	—	—	—	—

Total operating costs and expenses	749,089	859,166	110,077	12.8%	625,870	594,948	(30,922)	(5.2)%

Operating income (loss)	14,749	(172,873)	187,622	108.5%	$48,762	$21,636	$27,126	125.4%

Interest expense, net	(86,274)	(85,855)	(419)	(0.5)%
Loss on early extinguishment of debt	(1,237)	(925)	(312)	(33.7)%
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	(10,979)	(60.1)%
Equity in (losses) earnings of unconsolidated affiliates	(9,215)	13,025	(22,240)	(170.7)%
Foreign currency exchange loss	(2)	(1,410)	1,408	99.9%
Other income, net	5,767	2,398	3,369	140.5%

Loss before income taxes and discontinued operations	(105,454)	(263,903)	158,449	60.0%
Income tax expense	(970)	(1,408)	438	31.1%

Loss from continuing operations	(106,424)	(265,311)	158,887	59.9%
Income from discontinued operations, net of tax	101,572	34,511	67,061	194.3%

Net loss	(4,852)	(230,800)	225,948	97.9%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	29	1,687	(1,658)	(98.3)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(383)	(1,938)	1,555	80.2%

Net loss attributable to SHR	$(5,206)	$(231,051)	$225,845	97.7%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$48,762	$21,636	$27,126	125.4%
Corporate expenses					(39,856)	(34,692)	(5,164)	(14.9)%
Corporate depreciation and amortization					(1,141)	(1,217)	76	6.2%
Corporate impairment losses and other charges					—	(40,600)	40,600	100.0%
Non-Same Store Assets operating income (loss)					6,984	(118,000)	124,984	105.9%

Total Portfolio operating income (loss)					$14,749	$(172,873)	$187,622	108.5%

Operating Data (1):
Number of hotels	15	14			13	13
Number of rooms	6,356	6,681			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $47.8 million, or 13.2%, for the year ended December 31, 2011 from the year ended December 31, 2010. RevPAR from our Total Portfolio for the year ended December 31, 2011 increased by 15.0% from the year ended December 31, 2010. The components of RevPAR from our Total Portfolio for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.03%	68.65%	4.9%
ADR	$247.80	$226.01	9.6%
RevPAR	$178.48	$155.16	15.0%

Our Same Store Assets contributed to a $35.5 million, or 10.7%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. RevPAR from our Same Store Assets for the year ended December 31, 2011 increased by 10.7% from the year ended December 31, 2010. The components of RevPAR from our Same Store Assets for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.15%	68.97%	4.6%
ADR	$242.76	$229.44	5.8%
RevPAR	$175.16	$158.25	10.7%

The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.8% increase in ADR and a 3.18 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across all but one of our Same Store Assets for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The Westin St. Francis and the Ritz-Carlton Laguna Niguel hotels experienced significant increases as a result of higher group occupancy. The Four Seasons Punta Mita Resort was the only consolidated hotel that experienced a significant decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico. The increase in Total Portfolio rooms revenue also includes $22.4 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in rooms revenue was partially offset by a decrease of $10.1 million in rooms revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011 (see “—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture”).

Food and Beverage. Food and beverage revenue increased $28.4 million, or 11.9%, for the Total Portfolio when comparing the year ended December 31, 2011 to the year ended December 31, 2010. Our Same Store Assets contributed to a $25.3 million, or 12.0%, increase in food and beverage revenue. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to the prior year, and increased revenue at the hotels’ food and beverage outlets, which included increased revenues at the Westin St. Francis hotel resulting from a change in the terms of a restaurant agreement, and the opening of the Michael Jordan Steakhouse at the InterContinental Chicago hotel. The increase in Total Portfolio food and beverage revenue also includes $15.0 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. These increases in Total Portfolio food and beverage revenue were partially offset by an $11.8 million decrease in food and beverage revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Other Hotel Operating Revenue. Other hotel operating revenue at the Total Portfolio increased $0.9 million, or 1.2%, for the year ended December 31, 2011 from the year ended December 31, 2010. The increase in Total Portfolio other hotel operating revenue includes $9.3 million of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels that we acquired in March 2011, which was partially offset by a $5.2 million decrease in other hotel operating revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011. In addition, there was a decrease of $3.2 million, or 4.5%, in other hotel operating revenue related to the Same Store Assets, which was primarily due to lower cancellation/attrition revenues, a decrease in theatre revenue at the Marriott Lincolnshire Resort, and a decrease in condominium rentals at the Four Seasons Punta Mita Resort.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2011 and 2010, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2011	2010	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$114,087	$105,142	$(8,945)	(8.5)%	$102,886	$95,966	$(6,920)	(7.2)%
Food and beverage	192,028	171,279	(20,749)	(12.1)%	171,018	152,830	(18,188)	(11.9)%
Other departmental expenses	207,664	199,336	(8,328)	(4.2)%	179,085	174,023	(5,062)	(2.9)%
Management fees	24,719	22,911	(1,808)	(7.9)%	21,084	19,426	(1,658)	(8.5)%
Other hotel expenses	53,808	48,781	(5,027)	(10.3)%	45,954	42,101	(3,853)	(9.2)%

Total hotel operating expenses	$592,306	$547,449	$(44,857)	(8.2)%	$520,027	$484,346	$(35,681)	(7.4)%

For the Total Portfolio, hotel operating expenses increased by $44.9 million, or 8.2%, for the year ended December 31, 2011 when compared to the year ended December 31, 2010, primarily due to our Same Store Assets which contributed to an increase of $35.7 million, or 7.4%. For the Same Store Assets, hotel operating expenses were impacted by $16.9 million higher payroll costs resulting from higher occupancy and wage increases at the hotels, $5.7 million higher food and beverage costs due to increased food and beverage consumption, change in terms of a restaurant agreement at the Westin St. Francis and the new Michael Jordan Steakhouse at the InterContinental Chicago, $3.0 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume, $1.8 million higher management fees, and a $1.2 million increase in real estate taxes. Additionally, the Total Portfolio hotel operating expenses includes approximately $40.2 million of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in Total Portfolio hotel operating expenses was partially offset by a $30.8 million decrease related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $18.5 million, or 14.2%, for year ended December 31, 2011 when compared to the year ended December 31, 2010. This was primarily driven by a decrease in depreciation expense of $17.0 million related to the Fairmont Scottsdale Princess hotel due to an impairment of this asset in the fourth quarter of 2010, which decreased depreciation expense subsequent to the impairment, and the hotel becoming an unconsolidated affiliate in the second quarter of 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $5.1 million primarily due to certain assets becoming fully depreciated. The decrease in depreciation and amortization was partially offset by a $3.6 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011.

Impairment Losses and Other Charges. There were no impairment losses and other charges recorded during the year ended December 31, 2011. During the year ended December 31, 2010, we performed an impairment test of long-lived assets at the Fairmont Scottsdale Princess hotel due to the fact that its fair value at December 31, 2010 was below its carrying value and the uncertainty surrounding our intent and ability to continue to hold the property beyond the underlying mortgage maturity date and recorded a non-cash impairment charge of $101.3 million. We also recorded a non-cash impairment charge of $40.6 million related to an other-than-temporary decline in value of our investment in SHC KSL Partners, LP (Hotel Venture) and HdC North Beach Development, LLLP (North Beach Venture).

Corporate Expenses. Corporate expenses increased $5.2 million, or 14.9%, for the year ended December 31, 2011 when compared to the year ended December 31, 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $6.0 million increase in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—12. Share-Based Employee Compensation Plans—Value Creation Plan” for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and issuances of shares of our common stock.

Interest Expense, Net. The $0.4 million, or 0.5%, increase in interest expense, net for the year ended December 31, 2011 when compared to the year ended December 31, 2010, was primarily due to:

•	a $33.7 million increase due to the net impact of higher average interest rates offset by a decrease in amortization of interest rate swap costs, and

•	a $0.3 million decrease in interest income, partially offset by

•	a $19.0 million decrease attributable to lower average borrowings,

•	a $11.2 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $2.9 million decrease in the amortization of deferred financing costs, and

•	a $0.4 million increase in capitalized interest.

The components of interest expense, net for the years ended December 31, 2011 and 2010 are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010
Mortgages and other debt	$(67,528)	$(35,874)
Bank credit facility	(2,353)	(5,457)
Exchangeable Notes	—	(2,783)
Amortization of Exchangeable Notes discount	—	(1,865)
Amortization of deferred financing costs	(3,721)	(6,634)
Amortization of interest rate swap costs	(16,111)	(25,317)
Mark to market of certain interest rate swaps	2,183	(9,013)
Interest income	173	430
Capitalized interest	1,083	658

Total interest expense, net	$(86,274)	$(85,855)

The weighted average debt outstanding for the years ended December 31, 2011 and 2010 amounted to $1.06 billion and $1.30 billion, respectively. At December 31, 2011, including the effect of interest rate swaps, approximately 93.1% of our total debt had fixed interest rates.

Loss on Early Extinguishment of Debt. During the year ended December 31, 2011, we recognized a loss on early extinguishment of debt of $1.2 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to refinancing of certain mortgages and a new bank credit facility. During the year ended December 31, 2010, we tendered all outstanding Exchangeable Notes and recognized a loss on early extinguishment of debt of $0.9 million.

Loss on Early Termination of Derivative Financial Instruments. During the year ended December 31, 2011, we terminated interest rate swaps, and recorded a charge of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge of $2.0 million for the year ended December 31, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

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

Year ended December 31, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Hotel/North Beach Ventures(3)	Four Seasons Residence Club Punta Mita (RCPM)	Total
Equity in losses	$(5,703)	$(2,914)	$(511)	$(87)	$(9,215)
Depreciation and amortization	4,022	7,105	544	92	11,763
Interest expense	452	10,677	778	100	12,007
Income tax expense (benefit)	—	164	(668)	(45)	(549)

Year ended December 31, 2010 (in thousands):

	Hotel /North Beach Ventures(3)	Four Seasons RCPM	BuyEfficient(4)	Total
Equity in earnings	$12,175	$271	$579	$13,025
Depreciation and amortization	7,894	79	—	7,973
Interest expense	7,753	244	—	7,997
Income tax (benefit) expense	(503)	95	—	(408)

(1)	On June 9, 2011, the Fairmont Scottsdale Princess Venture, which consists of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., was formed. See “—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further detail regarding the ownership of the Fairmont Scottsdale Princess hotel.
(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “—Off-Balance Sheet Arrangements—Hotel del Coronado Venture” for further detail regarding the ownership of the Hotel del Coronado.

(3)	These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel. See “—Off-Balance Sheet Arrangements—Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.
(4)	On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million.

We recorded $9.2 million of equity in losses during the year ended December 31, 2011, which is a $22.2 million decrease from the $13.0 million equity in earnings recorded during the year ended December 31, 2010, primarily due to our share of an $11.0 million gain on extinguishment of debt at the Hotel Venture, as a result of a discounted payoff on one of the loans in 2010. The equity in losses in 2011 is primarily due to a higher interest rate on the new loan secured as part of the Hotel del Coronado recapitalization, and operating losses at the Fairmont Scottsdale Princess, which became an unconsolidated affiliate during the second quarter of 2011.

Foreign Currency Exchange Loss. The foreign currency exchange loss decreased by $1.4 million during the year ended December 31, 2011 when compared to the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income, net of $3.4 million for the year ended December 31, 2011 when compared to the prior year is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient and an increase in asset management fee income, which includes financing and other fees received related to the Hotel del Coronado; partially offset by a refund of a local use tax related to the Fairmont Scottsdale Princess hotel received in 2010.

Income Tax Expense. Income tax expense decreased $0.4 million, or 31.1%, during the year ended December 31, 2011 when compared to the year ended December 31, 2010. The change in income taxes primarily relates to a decrease in hotel operations in Mexico.

Income from Discontinued Operations, Net of Tax. We sold our leasehold interest in the Paris Marriott hotel during the second quarter of 2011. We sold the InterContinental Prague hotel during the fourth quarter of 2010. The results of operations of these hotels were reclassified as discontinued operations for the periods presented.

The income from discontinued operations, net of tax of $101.6 million for the year ended December 31, 2011 consisted primarily of a $101.3 million gain, net of tax, recognized on the sale of the Paris Marriott hotel primarily resulting from the recognition of a deferred gain. The income from discontinued operations, net of tax, of $34.5 million for the year ended December 31, 2010 primarily consisted of the operating results of the Paris Marriott and the InterContinental Prague hotels as well as a $28.4 million gain recognized on the sale of the InterContinental Prague hotel and the recognition of a $1.9 million deferred gain related to the sale of the Hyatt Regency New Orleans hotel, partially offset by a $0.6 million loss recognized on the sale of the Four Seasons Mexico City hotel.

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR’s operating partnership based on the percentage of SH Funding we do not own. The decrease in net loss attributable to noncontrolling interests in SHR’s operating partnership of $1.7 million for the year ended December 31, 2011 when compared to the prior year was primarily due to a decrease in net loss recognized during the year ended December 31, 2011 when compared to the year ended December 31, 2010. Additionally, our ownership percentage of SH Funding increased when compared to the prior period due to the issuance of shares of common stock in connection with i) the acquisition of interests in the InterContinental Chicago and Hyatt Regency La Jolla hotels in June 2011, ii) the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in March 2011, and iii) a private placement and common stock offering in March 2011 and May 2010, respectively.

Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $1.6 million for the year ended December 31, 2011 when compared to the prior year due to a decrease in net income at the InterContinental Chicago and the acquisition of the remaining interest in this hotel, which gave us 100% ownership of the hotel in June 2011. The decrease was partially offset by an increase in net income at the Hyatt Regency La Jolla hotel.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Operating Results

The following table presents the operating results for the years ended December 31, 2010 and 2009, including the amount and percentage change in these results between the two years (in thousands, except operating data).

	Total Portfolio
	2010	2009	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$362,559	$343,891	$18,668	5.4%
Food and beverage	238,762	216,982	21,780	10.0%
Other hotel operating revenue	79,981	89,525	(9,544)	(10.7)%
Lease revenue	4,991	4,858	133	2.7%

Total revenues	686,293	655,256	31,037	4.7%

Operating Costs and Expenses:
Hotel operating expenses	547,449	530,364	(17,085)	(3.2)%
Lease expense	4,566	4,752	186	3.9%
Depreciation and amortization	130,601	130,955	354	0.3%
Impairment losses and other charges	141,858	99,740	(42,118)	(42.2)%
Corporate expenses	34,692	23,910	(10,782)	(45.1)%

Total operating costs and expenses	859,166	789,721	(69,445)	(8.8)%

Operating loss	(172,873)	(134,465)	(38,408)	(28.6)%
Interest expense, net	(85,855)	(93,289)	7,434	8.0%
Loss on early extinguishment of debt	(925)	(883)	(42)	(4.8)%
Loss on early termination of derivative financial instruments	(18,263)	—	(18,263)	(100.0)%
Equity in earnings of unconsolidated affiliates	13,025	1,718	11,307	658.1%
Foreign currency exchange loss	(1,410)	(896)	(514)	(57.4)%
Other income (expenses), net	2,398	(137)	2,535	1,850.4%

Loss before income taxes and discontinued operations	(263,903)	(227,952)	(35,951)	(15.8)%
Income tax expense	(1,408)	(3,344)	1,936	57.9%

Loss from continuing operations	(265,311)	(231,296)	(34,015)	(14.7)%
Income (loss) from discontinued operations, net of tax	34,511	(15,137)	49,648	328.0%

Net loss	(230,800)	(246,433)	15,633	6.3%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	1,687	3,129	(1,442)	(46.1)%
Net income attributable to the noncontrolling interests in consolidated affiliates	(1,938)	(641)	(1,297)	(202.3)%

Net loss attributable to SHR	$(231,051)	$(243,945)	$12,894	5.3%

Operating Data (1):
Number of hotels	14	14
Number of rooms	6,681	6,681

(1)	Operating data includes the leasehold interest in the Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Rooms revenue increased $18.7 million, or 5.4%, for the year ended December 31, 2010 from the year ended December 31, 2009. RevPAR for the year ended December 31, 2010 increased by 5.4% from the year ended December 21, 2009. The components of RevPAR for the years ended December 31, 2010 and 2009 are summarized as follows:

	Years Ended December 31,
	2010	2009	Change (%) Favorable/ (Unfavorable)
Occupancy	68.65%	66.27%	3.6%
ADR	$226.01	$222.08	1.8%
RevPAR	$155.16	$147.17	5.4%

Rooms revenue increased across most of our hotels for the year ended December 31, 2010 from the year ended December 31, 2009. Hotels that had significant increases in rooms revenue include the Ritz-Carlton Half Moon Bay, Marriott London Grosvenor Square and Loews Santa Monica Beach hotels, which had increases of 20.9%, 17.3%, and 16.1%, respectively. These hotels have had higher group demand and improved ADR due to improving market conditions compared to 2009. There were no significant declines in rooms revenue at individual hotel properties.

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

Other Hotel Operating Revenue. Other hotel operating revenue decreased $9.5 million, or 10.7%, for the year ended December 31, 2010 from the year ended December 31, 2009. The decrease is primarily due to a $11.2 million decline in cancellation revenue when compared to prior year. During 2009, there were significant group cancellations, particularly at the Fairmont Scottsdale Princess, Ritz-Carlton Half Moon Bay, and Ritz-Carlton Laguna Niguel hotels due to corporate cost-cutting initiatives during the economic downturn and the negative perception of companies staying at luxury hotels.

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

Impairment Losses and Other Charges. During the year ended December 31, 2010, we performed an impairment test of long-lived assets at the Fairmont Scottsdale Princess hotel due to the fact that its fair value at December 31, 2010 was below its carrying value and the uncertainty surrounding our intent and ability to continue to hold the property beyond the underlying mortgage maturity date of September 2011. Due to the uncertainty of the hold period, we performed a probability weighted analysis, which included various scenarios, including a potential sale on the property. Based on this analysis, the carrying value exceeded the undiscounted cash flows. As such we recognized a non-cash impairment charge of $101.3 million for the difference between the carrying value and the fair value of the hotel. We also recorded a non-cash impairment charge of $40.6 million related to an other-than-temporary decline in value of our investment in the Hotel and North Beach Ventures.

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

Corporate Expenses. Corporate expenses increased $10.8 million, or 45.1%, for the year ended December 31, 2010 when compared to the prior year. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is due to a $12.5 million increase in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data – 12. Share-Based Employee Compensation Plans –Value Creation Plan” for further description of this plan. This expense is directly related to the Company’s market capitalization and increased during the year as a result of our May 2010 equity offering, increases in our stock price during the year, and continued volatility in the stock price. The increase was partially offset by a decrease in expense related to our restricted stock units (RSUs). In 2009, we accelerated the vesting of certain RSUs issued prior to December 31, 2008 resulting in a one-time charge of approximately $3.6 million to recognize the remaining unamortized deferred compensation costs related to these vested RSUs.

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

Equity in Earnings of Unconsolidated Affiliates. The following tables present equity in earnings and certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.

Year ended December 31, 2010 (in thousands):

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

Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in income of $2.5 million for the year ended December 31, 2010 when compared to the prior year is primarily due to a refund of a local use tax related to the Fairmont Scottsdale Princess hotel and an increase in asset management fee income.

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

Income (Loss) from Discontinued Operations, Net of Tax. We sold the Paris Marriott hotel during the second quarter of 2011, the InterContinental Prague hotel during the fourth quarter of 2010 and both the Four Seasons Mexico City and Renaissance Paris hotels during the fourth quarter of 2009. The results of operations of these hotels were reclassified as discontinued operations for the periods presented. The income (loss) from discontinued operations amounted to $34.5 million of income and $15.1 million of loss for the years ended December 31, 2010 and 2009, respectively.

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

Net Loss Attributable to the Noncontrolling Interests in SHR’s Operating Partnership. We record net loss or income attributable to noncontrolling interest in SHR’s operating partnership based on the percentage of SH Funding we do not own. Net loss attributable to noncontrolling interests in SHR’s operating partnership decreased by $1.4 million when compared to the prior year. This change was due to the decrease in net loss recognized during the year ended December 31, 2010 when compared to the prior year. Additionally, our ownership percentage of SH Funding increased when compared to the prior year due to a common stock offering in May 2010.

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

Liquidity and Capital Resources

Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	recurring maintenance and capital expenditures necessary to maintain our properties properly;

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	future distributions to our preferred stockholders.

Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The new facility will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2012. As of December 31, 2011, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. Additionally, as of December 31, 2011, we had approximately $16.6 million of available corporate level cash.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of February 22, 2012, the outstanding borrowings and letters of credit in the aggregate were $55.9 million.

In the second quarter of 2010, we completed a common stock offering and raised net proceeds of approximately $331.8 million. These proceeds were used to fund our tender offer for Exchangeable Notes and repay existing indebtedness under the previous bank credit facility. In the fourth quarter of 2010, we sold the InterContinental Prague hotel to a buyer who assumed the mortgage debt and related interest rate swap liability. The transaction resulted in net sales proceeds of $3.6 million. On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under the previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €11.9 million ($16.9 million) related to a security deposit that was released back to us and other closing adjustments. In July 2011, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are excercised (see —“Mortgages and other debt payable” below). We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.

In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. In February 2009, our board of directors elected to suspend the quarterly dividend to holders of our Preferred Stock as a measure to preserve liquidity. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends through September 30, 2011, and dividends for the quarter ended December 31, 2011, (collectively, the Unpaid Dividends), and a sum sufficient for the payment of the Unpaid Dividends, has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. However, the Unpaid

Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the Maryland Dividend Requirement. In addition, in February 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ending March 31, 2012, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. A sum sufficient for the payment of the preferred dividends for the quarter ending March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

In December 2011, we completed tender offers to purchase a portion of our outstanding Preferred Stock. We tendered approximately 0.3 million shares of our 8.50% Series A Cumulative Redeemable Preferred Stock for a purchase price of $26.70 per share, 1.0 million shares of our 8.25% Series B Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share, and 1.9 million shares of our 8.25% Series C Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share. We paid the holders approximately $86.1 million in cash, which was without interest or accrued and unpaid dividends.

Capital expenditures for the years ended December 31, 2011, 2010 and 2009 amounted to $49.8 million, $33.0 million and $75.4 million, respectively. Included in the 2011, 2010 and 2009 amounts were $1.1 million, $0.7 million and $1.7 million of capitalized interest, respectively. For the year ending December 31, 2012, we expect to spend approximately $35.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $30.0 million to $40.0 million on owner-funded projects, subject to adjustments based on continued evaluation.

Bank credit facility. On June 30, 2011, we entered into a $300.0 million secured bank credit facility agreement. The agreement contains an accordion feature allowing for additional borrowing capacity up to $400.0 million, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the bank credit facility:

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

•

lenders received collateral in the form of mortgages over four borrowing base properties, which initially include the Ritz-Carlton Laguna Niguel hotel, the Ritz-Carlton Half Moon Bay hotel, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire Resort, in addition to pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

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

•

minimum corporate fixed charge coverage of 1.00 times from the closing date through the fourth quarter of 2012, 1.10 times through 2013, 1.20 times from the first quarter of 2014 through the initial maturity date, and 1.30 times during the extension year, which will permanently increase to 1.35 times if cash dividends are reinstated on our common stock;

•	maximum corporate leverage of 65% during the initial term and 60% during any extension period;

•

minimum tangible net worth of $700.0 million, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding and their respective subsidiaries’ ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, dividends on Preferred Stock that accrue with regard to the current fiscal quarter may be paid to holders of Preferred Stock. Additionally, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time on or prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the bank credit facility agreement.

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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of December 31, 2011 (in thousands):

	Balance as of December 31, 2011	2012	2013	2014	2015	2016	Thereafter
Mortgages payable
Hyatt Regency La Jolla, LIBOR plus 1.00%	$97,500	$97,500	$—	$—	$—	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%(1)	113,659	3,202	110,457	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%(1)(2)	130,000	—	—	—	—	130,000	—
Fairmont Chicago, 6.09%(1)	97,750	2,583	2,745	2,917	3,099	3,294	83,112
Westin St. Francis, 6.09%(1)	220,000	5,814	6,178	6,564	6,976	7,413	187,055
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%(1)(2)	110,000	—	1,000	2,000	2,000	2,000	103,000
InterContinental Miami, LIBOR plus 3.50%(1)(2)	85,000	—	—	422	889	952	82,737
InterContinental Chicago, 5.61%(1)(2)	145,000	—	943	1,969	2,082	2,202	137,804

Total mortgages payable	998,909	109,099	121,323	13,872	15,046	145,861	593,708
Other debt, 5.00%(3)	1,476	—	1,476	—	—	—	—

Total mortgages and other debt payable	$1,000,385	$109,099	$122,799	$13,872	$15,046	$145,861	$593,708

(1)	These loan agreements require maintenance of financial covenants, all of which we were in compliance with at December 31, 2011.
(2)	In July 2011, we refinanced or executed mortgage loans related to these hotels. See “Item 8. Financial Statements and Supplementary Data–9. Indebtedness—Mortgages and Other Debt Payable for further details related to these mortgage loans.
(3)	The North Beach Venture (see “—Off-Balance Sheet Arrangements—Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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

On May 19, 2010, we completed a public offering of 75.9 million shares of common stock at a price of $4.60 per share and raised net proceeds of approximately $331.8 million. In addition, on March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.

We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of December 31, 2011, we had 1,836,041 RSUs outstanding, of which 524,115 were vested. In addition, as of December 31, 2011, we had 669,797 options to purchase shares of our common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) since December 31, 2010 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2010	151,305,314	954,571	152,259,885
RSUs redeemed for shares of our common stock	221,929	—	221,929
OP Units redeemed for shares of our common stock	101,110	(101,110)	—
Common stock issued	33,998,846	—	33,998,846

Outstanding at December 31, 2011	185,627,199	853,461	186,480,660

Cash Flows

Operating Activities. Net cash provided by operating activities was $75.7 million, $81.3 million and $46.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Cash flows from operations decreased from 2010 to 2011 primarily due to higher cash interest payments in 2011 when compared to 2010 and working capital changes, partially offset by an increase in hotel operating income in 2011 when compared to 2010. Cash flows from operations increased from 2009 to 2010 primarily due to an overall increase in operating income and a decrease in cash paid for interest as a result of the interest rate swap buy down transactions.

Investing Activities. Net cash used in investing activities was $61.6 million and $45.0 million for the years ended December 31, 2011 and 2010, respectively, compared to net cash provided by investing activities of $66.3 million for the year ended December 31, 2009. The significant investing activities during these years are summarized below:

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the year ended December 31, 2011.

•	We sold our leasehold interest in the Paris Marriott hotel during the year ended December 31, 2011 for $58.0 million.

•

We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the year ended December 31, 2011.

•	We paid $93.8 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the year ended December 31, 2011.

•

We sold the InterContinental Prague hotel during the year ended December 31, 2010 for net sales proceeds of $3.6 million and the Four Seasons Mexico City and Renaissance Paris hotels during the year ended December 31, 2009 for net sales proceeds of $52.2 million and $50.3 million, respectively.

•	We received a payment on a promissory note from the purchaser of the Hyatt Regency New Orleans hotel of $1.9 million during the year ended December 31, 2010.

•	We sold two apartment buildings associated with the InterContinental Prague hotel for net sales proceeds of $6.6 million during the year ended December 31, 2009.

•	We received $10.1 million of cash from our investments in unconsolidated affiliates during the year ended December 31, 2009.

•	In 2009, we received a return of $3.8 million of a deposit made in connection with a potential hotel acquisition.

•

We disbursed $49.8 million, $33.0 million and $75.4 million during the years ended December 31, 2011, 2010 and 2009, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•

Restricted cash and cash equivalents increased by $9.9 million and $15.2 million during the years ended December 31, 2011 and 2010, respectively. Restricted cash and cash equivalents decreased by $14.5 million during the year ended December 31, 2009.

Financing Activities. Net cash used in financing activities was $22.9 million, $66.8 million and $78.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The significant financing activities during these years are summarized below:

•	We paid approximately $87.8 million for the repurchase of a portion of our outstanding Preferred Stock during the year ended December 31, 2011.

•

We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for common stock and cash of $19.5 million during the year ended December 31, 2011.

•

We received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.2 million and $331.8 million during the years ended December 31, 2011 and 2010, respectively.

•

During the year ended December 31, 2011, we had net borrowings of $22.0 million on our bank credit facility. During the years ended December 31, 2010 and 2009, we made net payments of $150.0 million and $28.0 million, respectively, on our bank credit facility.

•

During the year ended December 31, 2011, we received net proceeds of $61.0 million on mortgages and other debt. During the year ended December 31, 2010, we made payments of $32.5 million on mortgages and other debt.

•	We paid $33.3 million, $35.2 million and $37.2 million to terminate and buy down interest rate swaps during the years ended December 31, 2011, 2010 and 2009, respectively.

•	During the years ended December 31, 2011, 2010 and 2009, we paid financing costs of $12.5 million, $0.2 million and $8.3 million, respectively.

•	During the year ended December 31, 2010, we tendered the outstanding Exchangeable Notes for $180.0 million.

•	We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $1.3 million and $4.8 million for the years ended December 31, 2011 and 2009, respectively.

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

In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends, and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the Maryland Dividend Requirement. In addition, in February 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ending March 31, 2012, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. A sum sufficient for the payment of the preferred dividends for the quarter ending March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common as a measure to preserve liquidity due to the uncertainty in the economic environment and no projected taxable distribution requirement. Based on our current forecasts, we would not be required to make any distributions during 2012 in order to maintain our REIT status. The board of directors continues to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,050,385	$109,099	$201,717	$421,378	$318,191
Interest on long-term debt obligations(3)	333,401	70,132	174,478	57,599	31,192
Operating lease obligations—ground leases and office space	9,282	683	2,141	1,347	5,111
Operating leases—Marriott Hamburg	87,611	4,736	14,207	9,471	59,197
Construction contracts	3,260	3,260	—	—	—

Total	$1,483,939	$187,910	$392,543	$489,795	$413,691

(1)	These amounts represent obligations that are due within fiscal year 2012.
(2)	Long-term debt obligations include our mortgages and other debt and bank credit facility. Maturity dates assume all extension options are exercised, including conditional options.
(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2011 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our preferred operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our preferred operators. As of December 31, 2011, $19.1 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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

As part of the recapitalization, the Fairmont Scottsdale Princess Venture retired the hotel’s $40.0 million mezzanine debt. In addition, the hotel’s $140.0 million first mortgage was amended and extended. The amendment included a $7.0 million principal payment and the debt was extended through December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest remains payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $27.4 million as of December 31, 2011. Our equity in losses of the Fairmont Scottsdale Princess Venture was $5.7 million for the year ended December 31, 2011.

Hotel and North Beach Ventures

Prior to February 4, 2011, we had a 45.0% ownership interest in the Hotel Venture, the then owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. We accounted for our investments in the Hotel and North Beach Ventures under the equity method of accounting. Our investment in the Hotel and North Beach Ventures amounted to $7.8 million as of December 31, 2010. We recognized equity in (losses) earnings related to the Hotel and North Beach Ventures of $(0.5) million for the period from January 1, 2011 through February 3, 2011 and $12.2 million for the year ended December 31, 2010. We earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. We recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by us.

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

Hotel del Coronado Venture

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, we acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, we contributed $57.4 million of cash drawn from our bank credit facility to fund our contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1.7 million financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the Hotel del Coronado Venture. The Hotel del Coronado Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. In connection with the Transaction, we also acquired our partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25.6 million and an existing deferred tax liability of approximately $48.6 million. As a result of the Transaction, we recorded an equity method investment of $97.6 million. Pursuant to the terms of the Transaction, Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. Our investment in the Hotel del Coronado Venture amounted to $94.9 million as of December 31, 2011. Our equity in losses of the Hotel del Coronado Venture was $2.9 million for the year ended December 31, 2011.

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

Four Seasons RCPM

We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2011 and December 31, 2010, our investment in the unconsolidated affiliate amounted to $3.8 million and $3.9 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(0.1) million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

BuyEfficient

We owned a 50.0% interest in an electronic purchasing platform venture called BuyEfficient with an unaffiliated third party. This platform allows members to procure food, operating supplies, furniture, fixtures and equipment. We accounted for this investment under the equity method of accounting. At December 31, 2010, our investment in the unconsolidated affiliate amounted to $6.3 million. Our equity in earnings of the unconsolidated affiliate was $0.6 million for the year ended December 31, 2010. On January 21, 2011, we sold our 50.0% interest in this venture for $9.0 million.

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

Investment in Hotel Properties (Long-Lived Assets). We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. In our analysis of fair value, we use discounted cash flow analysis to estimate the fair value of our properties taking into account each property’s expected cash flow from operations, holding period and proceeds from disposing of the property. In addition to the discounted cash flow analysis, management also considers external independent appraisals to estimate fair value. The analysis and appraisals used by management are consistent with those used by a market participant. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flow in the year of disposition, terminal capitalization rate and selling price per room. Judgment is required in determining the discount rate applied to estimated cash flows, growth rate of the properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the classification of assets as held for sale requires the recording of assets at their net realizable value which can affect the amount of impairment recorded.

There were no indicators of potential impairment during the year ended December 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2011. Any such adjustments could be material, but will be non-cash.

Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.

There were no indicators of potential impairment during the year ended December 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to December 31, 2011. Any such adjustments could be material, but will be non-cash.

Goodwill. We review goodwill for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. Goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit, which in our case is each hotel property, to its carrying value. In the second step of the impairment test, the impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. The activities in the second step include hypothetically allocating the fair value of the reporting unit used in step one to all of the assets and liabilities, including all intangible assets, even if no intangible assets are currently recorded, of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. For reporting units with zero or negative carrying values, the second step is only performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.

We performed our annual impairment test for goodwill as of December 31, 2011. We did not record any non-cash goodwill impairment charges for the year ended December 31, 2011 based on the outcome of this test. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to December 31, 2011. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the year ended December 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to December 31, 2011. Any such adjustments could be material, but will be non-cash.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the year ended December 31, 2011.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position. In February 2011, we paid $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings in February 2011 based on our forecasted levels of LIBOR-based debt at the time of the transaction. In June 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We also de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $29.2 million, which included the immediate write-off of $27.4 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the year ended December 31, 2011. Changes in the market value of the de-designated interest rate swap will be recorded in earnings subsequent to the de-designation. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be reassessed in the future for additional terminations.

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

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We adopted the new guidance on January 1, 2012, except for the presentation requirements for reclassification adjustments, which has been deferred indefinitely. The adoption of the new guidance will not have a material impact on our financial statements.

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

EBITDA and Comparable EBITDA

EBITDA represents net income (loss) attributable to SHR common shareholders excluding: (i) interest expense, (ii) income taxes, including deferred income tax benefits and expenses applicable to our foreign subsidiaries and income taxes applicable to sale of assets; (iii) depreciation and amortization; and (iv) preferred stock dividends. EBITDA also excludes interest expense, income taxes and depreciation and amortization of our unconsolidated affiliates. EBITDA is presented on a full participation basis, which means we have assumed conversion of all redeemable noncontrolling interests of our operating partnership into our common stock. We believe this treatment of noncontrolling interests provides useful information for management and our investors and appropriately considers our current capital structure. We also present Comparable EBITDA, which eliminates the effect of realizing deferred gains on our sale leasebacks, as well as the effect of gains or losses on sales of assets, early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss attributable to SHR common shareholders	$(23,688)	$(261,937)	$(274,831)
Depreciation and amortization—continuing operations	112,062	130,601	130,955
Depreciation and amortization—discontinued operations	—	5,980	13,307
Interest expense—continuing operations	86,447	86,285	93,929
Interest expense—discontinued operations	—	9,706	8,592
Income taxes—continuing operations	970	1,408	3,344
Income taxes—discontinued operations	379	476	(540)
Noncontrolling interests	(29)	(1,687)	(3,129)
Adjustments from consolidated affiliates	(6,733)	(7,609)	(9,460)
Adjustments from unconsolidated affiliates	23,221	15,563	15,934
Preferred shareholder dividends	18,482	30,886	30,886

EBITDA	211,111	9,672	8,987
Realized portion of deferred gain on sale leaseback—continuing operations	(217)	(207)	(217)
Realized portion of deferred gain on sale leaseback—discontinued operations	(1,214)	(4,465)	(4,685)
(Gain) loss on sale of assets—continuing operations	(2,640)	—	477
Gain on sale of assets—discontinued operations	(101,287)	(29,713)	(18,164)
Impairment losses and other charges—continuing operations	—	141,858	99,740
Impairment losses and other charges—discontinued operations	—	—	31,064
Impairment losses and other charges—adjustments from consolidated affiliates	—	—	(169)
Loss on early extinguishment of debt—continuing operations	1,237	925	883
Loss on early extinguishment of debt—discontinued operations	—	95	—
Loss on early termination of derivative financial instruments	29,242	18,263	—
Gain on extinguishment of debt of unconsolidated affiliate	—	(11,025)	—
Foreign currency exchange loss—continuing operations	2	1,410	896
Foreign currency exchange (gain) loss—discontinued operations	(51)	(7,392)	1,141
Adjustment for Value Creation Plan	18,607	12,614	108

Comparable EBITDA	$154,790	$132,035	$120,061

FFO, FFO-Fully Diluted, and Comparable FFO

We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, with the exception of impairment of depreciable real estate. NAREIT adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding losses or gains from sales of depreciable property, impairment of depreciable real estate, real estate-related depreciation and amortization, and our portion of these items related to unconsolidated affiliates. We also present FFO—Fully Diluted, which is FFO plus income or loss on income attributable to redeemable noncontrolling interests of our operating partnership. We also present Comparable FFO, which is FFO—Fully Diluted excluding the impact of any gains or losses on early extinguishment of debt, impairment losses, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.

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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss attributable to SHR common shareholders	$(23,688)	$(261,937)	$(274,831)
Depreciation and amortization—continuing operations	112,062	130,601	130,955
Depreciation and amortization—discontinued operations	—	5,980	13,307
Corporate depreciation	(1,141)	(1,217)	(1,217)
(Gain) loss on sale of assets—continuing operations	(2,640)	—	477
Gain on sale of assets—discontinued operations	(101,287)	(29,713)	(18,164)
Realized portion of deferred gain on sale leaseback—continuing operations	(217)	(207)	(217)
Realized portion of deferred gain on sale leaseback—discontinued operations	(1,214)	(4,465)	(4,685)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	379	1,393	1,462
Noncontrolling interests adjustments	(575)	(1,159)	(1,928)
Adjustments from consolidated affiliates	(4,486)	(5,979)	(7,619)
Adjustments from unconsolidated affiliates	11,763	7,973	7,864

FFO	(11,044)	(158,730)	(154,596)
Redeemable noncontrolling interests	546	(528)	(1,201)

FFO—Fully Diluted	(10,498)	(159,258)	(155,797)
Impairment losses and other charges—continuing operations	—	141,858	99,740
Impairment losses and other charges—discontinued operations	—	—	31,064
Impairment losses and other charges—adjustments from consolidated affiliates	—	—	(169)
Non-cash mark to market of interest rate swaps—continuing operations	(2,183)	9,014	—
Non-cash mark to market of interest rate swaps—discontinued operations	—	25	—
Loss on early extinguishment of debt—continuing operations	1,237	925	883
Loss on early extinguishment of debt—discontinued operations	—	95	—
Loss on early termination of derivative financial instruments	29,242	18,263	—
Gain on extinguishment of debt of unconsolidated affiliate	—	(11,025)	—
Foreign currency exchange loss—continuing operations	2	1,410	896
Foreign currency exchange (gain) loss, net of tax—discontinued operations	(51)	(7,421)	596
Adjustment for Value Creation Plan	18,607	12,614	108

Comparable FFO	$36,356	$6,500	$(22,679)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

See “Item 8. Financial Statements and Supplementary Data—11. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2011.

As of December 31, 2011, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.05 billion, of which approximately 93.1% was fixed-rate debt when including the effect of interest rate swaps.

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

For the year ended December 31, 2011, approximately 9.9% of our total revenues, were generated outside of the United States, with approximately 4.8% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), approximately 4.4% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.7% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had strengthened an additional 10.0% during the year ended December 31, 2011, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$3.4	$3.7	$0.5	$7.6
Decrease in operating income	$0.1	$0.5	$—	$0.6

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of December 31, 2011, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $2.4 million from the amounts reported.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 23, 2012

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2011	2010
Assets
Investment in hotel properties, net	$1,692,431	$1,835,451
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $8,915 and $6,536	30,635	32,620
Assets held for sale	—	45,145
Investment in unconsolidated affiliates	126,034	18,024
Cash and cash equivalents	72,013	78,842
Restricted cash and cash equivalents	39,498	34,618
Accounts receivable, net of allowance for doubtful accounts of $1,698 and $1,922	43,597	35,250
Deferred financing costs, net of accumulated amortization of $3,488 and $15,756	10,845	3,322
Deferred tax assets	2,230	4,121
Prepaid expenses and other assets	29,047	34,564

Total assets	$2,086,689	$2,162,316

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$1,000,385	$1,118,281
Bank credit facility	50,000	28,000
Liabilities of assets held for sale	—	93,206
Accounts payable and accrued expenses	249,179	270,703
Distributions payable	72,499	—
Deferred tax liabilities	47,623	1,732

Total liabilities	1,419,686	1,511,922
Noncontrolling interests in SHR’s operating partnership	4,583	5,050
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 and 4,488,750 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $130,148 and $131,296 in the aggregate)	99,995	108,206
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 and 4,600,000 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $112,755 and $133,975 in the aggregate)	87,064	110,775
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 and 5,750,000 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $119,377 and $167,469 in the aggregate)	92,489	138,940
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 185,627,199 and 151,305,314 common shares issued and outstanding)	1,856	1,513
Additional paid-in capital	1,634,067	1,553,286
Accumulated deficit	(1,190,621)	(1,185,294)
Accumulated other comprehensive loss	(70,652)	(107,164)

Total SHR’s shareholders’ equity	654,198	620,262
Noncontrolling interests in consolidated affiliates	8,222	25,082

Total equity	662,420	645,344

Total liabilities, noncontrolling interests and equity	$2,086,689	$2,162,316

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2011	2010	2009
Revenues:
Rooms	$410,315	$362,559	$343,891
Food and beverage	267,194	238,762	216,982
Other hotel operating revenue	80,907	79,981	89,525
Lease revenue	5,422	4,991	4,858

Total revenues	763,838	686,293	655,256

Operating Costs and Expenses:
Rooms	114,087	105,142	100,642
Food and beverage	192,028	171,279	160,252
Other departmental expenses	207,664	199,336	193,699
Management fees	24,719	22,911	23,386
Other hotel expenses	53,808	48,781	52,385
Lease expense	4,865	4,566	4,752
Depreciation and amortization	112,062	130,601	130,955
Impairment losses and other charges	—	141,858	99,740
Corporate expenses	39,856	34,692	23,910

Total operating costs and expenses	749,089	859,166	789,721

Operating income (loss)	14,749	(172,873)	(134,465)
Interest expense	(86,447)	(86,285)	(93,929)
Interest income	173	430	640
Loss on early extinguishment of debt	(1,237)	(925)	(883)
Loss on early termination of derivative financial instruments	(29,242)	(18,263)	—
Equity in (losses) earnings of unconsolidated affiliates	(9,215)	13,025	1,718
Foreign currency exchange loss	(2)	(1,410)	(896)
Other income (expenses), net	5,767	2,398	(137)

Loss before income taxes and discontinued operations	(105,454)	(263,903)	(227,952)
Income tax expense	(970)	(1,408)	(3,344)

Loss from continuing operations	(106,424)	(265,311)	(231,296)
Income (loss) from discontinued operations, net of tax	101,572	34,511	(15,137)

Net Loss	(4,852)	(230,800)	(246,433)
(Loss) gain on currency translation adjustments	(8,911)	(24,339)	7,151
Gain (loss) on derivatives and other activity	45,423	(13,484)	17,145

Comprehensive Income (Loss)	31,660	(268,623)	(222,137)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(140)	2,061	2,821
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(383)	(1,938)	(641)

Comprehensive Income (Loss) Attributable to SHR	$31,137	$(268,500)	$(219,957)

Net Loss	$(4,852)	$(230,800)	$(246,433)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	29	1,687	3,129
Net income attributable to the noncontrolling interests in consolidated affiliates	(383)	(1,938)	(641)

Net Loss Attributable to SHR	(5,206)	(231,051)	(243,945)
Preferred shareholder dividends	(18,482)	(30,886)	(30,886)

Net Loss Attributable to SHR Common Shareholders	$(23,688)	$(261,937)	$(274,831)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)—(CONTINUED)

(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2011	2010	2009
Amounts Attributable to SHR:
Loss from continuing operations	$(106,311)	$(265,306)	$(228,999)
Income (loss) from discontinued operations	101,105	34,255	(14,946)

Net loss	$(5,206)	$(231,051)	$(243,945)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.70)	$(2.41)	$(3.45)
Income (loss) from discontinued operations attributable to SHR	0.57	0.28	(0.20)

Net loss attributable to SHR common shareholders	$(0.13)	$(2.13)	$(3.65)

Weighted average common shares outstanding	176,576	122,933	75,267

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands)

	For the years ended December 31,
	2011	2010	2009
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$108,206	$108,206	$108,206
Preferred stock tender	(8,211)	—	—

Balance, end of year	$99,995	$108,206	$108,206

8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$110,775	$110,775	$110,775
Preferred stock tender	(23,711)	—	—

Balance, end of year	$87,064	$110,775	$110,775

8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$138,940	$138,940	$138,940
Preferred stock tender	(46,451)	—	—

Balance, end of year	$92,489	$138,940	$138,940

Common shares
Balance, beginning of year	$1,513	$752	$744
Restricted stock units redeemed for SHR common shares	2	2	8
Issuance of common shares	341	759	—

Balance, end of year	$1,856	$1,513	$752

Additional paid-in capital
Balance, beginning of year	$1,553,286	$1,233,856	$1,228,774
Issuance of common shares	212,376	348,381	—
Offering costs	(757)	(16,674)	—
Acquisition of additional ownership interests in consolidated affiliates	(63,602)	—	—
Preferred stock tender	(9,464)	—	—
Declared distributions to preferred shareholders	(72,499)	—	—
Exchangeable notes tender	—	(10,125)	—
Share-based compensation	14,290	1,868	5,598
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	(42)	(670)	(516)
Redemption value adjustment	479	(3,350)	—

Balance, end of year	$1,634,067	$1,553,286	$1,233,856

Accumulated deficit
Balance, beginning of year	$(1,185,294)	$(954,208)	$(710,263)
Net loss attributable to SHR	(5,206)	(231,051)	(243,945)
Acquisition of additional ownership interests in consolidated affiliates	(121)	—	—
Distributions to shareholders	—	(35)	—

Balance, end of year	$(1,190,621)	$(1,185,294)	$(954,208)

Accumulated other comprehensive loss
Balance, beginning of year	$(107,164)	$(69,341)	$(93,637)
Currency translation adjustments	(8,911)	(24,339)	7,151
Derivatives and other activity	45,423	(13,484)	17,145

Balance, end of year	$(70,652)	$(107,164)	$(69,341)

Total SHR’s Shareholders’ Equity	$654,198	$620,262	$568,980

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF EQUITY—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2011	2010	2009
Noncontrolling interests in consolidated affiliates
Balance, beginning of year	$25,082	$23,188	$27,203
Net income	383	1,938	641
Distributions to owners	(1,277)	(31)	(4,808)
Acquisition of additional ownership interests	(26,581)	—	—
Noncontrolling interest assumed	10,725	—	—
Other	(110)	(13)	152

Balance, end of year	$8,222	$25,082	$23,188

Total Equity	$662,420	$645,344	$592,168

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the years ended December 31,
	2011	2010	2009
Operating Activities:
Net loss	$(4,852)	$(230,800)	$(246,433)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax (benefit) expense	(414)	977	2,764
Depreciation and amortization	112,062	136,581	144,260
Amortization of deferred financing costs, discount and interest rate swap costs	19,835	38,323	31,234
Non-cash impairment losses and other charges	—	141,858	130,804
Loss on early extinguishment of debt	1,237	1,020	883
Loss on early termination of derivative financial instruments	29,242	18,263	—
Equity in losses (earnings) of unconsolidated affiliates	9,215	(13,025)	(1,718)
Share-based compensation	22,070	14,571	5,953
Gain on sale of assets, net of tax	(103,927)	(29,713)	(17,721)
Foreign currency exchange (gain) loss	(49)	(5,982)	2,036
Recognition of deferred gains	(1,431)	(4,671)	(4,902)
Mark to market of derivative financial instruments	(2,183)	9,037	—
(Increase) decrease in accounts receivable	(2,965)	8,259	11,015
(Increase) decrease in other assets	(3,239)	1,487	1,655
Increase (decrease) in accounts payable and accrued expenses	1,140	(4,889)	(13,192)

Net cash provided by operating activities	75,741	81,296	46,638

Investing Activities:
Proceeds from sale of investments	9,000	—	—
Proceeds from sales of assets	58,012	3,564	109,151
Proceeds from promissory note	—	1,850	—
Unconsolidated affiliates recapitalizations	(93,813)	—	—
Unrestricted cash acquired through acquisition and recapitalization	30,600	—	—
Unrestricted cash sold or contributed	(6,935)	(3,373)	(1,088)
Cash received from unconsolidated affiliates	1,080	1,444	10,099
(Increase) decrease in escrow deposits	(1,050)	—	3,840
Decrease (increase) in security deposits related to sale-leasebacks	1,270	(297)	4,826
Capital expenditures	(49,799)	(32,955)	(75,385)
(Increase) decrease in restricted cash and cash equivalents	(9,918)	(15,193)	14,452
Other investing activities	—	—	359

Net cash (used in) provided by investing activities	(61,553)	(44,960)	66,254

Financing Activities:
Proceeds from issuance of common stock	50,000	349,140	—
Equity issuance costs	(761)	(17,308)	—
Preferred stock tender	(86,127)	—	—
Preferred stock tender costs	(1,710)	—	—
Borrowings under bank credit facility	375,500	100,500	125,500
Payments on bank credit facility	(353,500)	(250,500)	(153,500)
Exchangeable senior notes tender	—	(180,000)	—
Proceeds from mortgages	470,000	—	—
Payments on mortgages and other debt	(409,047)	(32,501)	—
Acquisition of noncontrolling interest in consolidated affiliates	(19,522)	—	—
Debt financing costs	(12,545)	(175)	(8,305)
Distributions to holders of noncontrolling interests in consolidated affiliates	(1,277)	(31)	(4,808)
Interest rate swap costs	(33,340)	(35,152)	(37,210)
Other financing activities	(559)	(773)	(513)

Net cash used in financing activities	(22,888)	(66,800)	(78,836)

Effect of exchange rate changes on cash	(1,128)	(4,005)	1,300

Net change in cash and cash equivalents	(9,828)	(34,469)	35,356
Change in cash of assets held for sale	2,999	(2,999)	—
Cash and cash equivalents, beginning of year	78,842	116,310	80,954

Cash and cash equivalents, end of year	$72,013	$78,842	$116,310

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(In Thousands)

	For the years ended December 31,
	2011	2010	2009
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties (see note 3)	$89,273	$—	$—

Acquisition of noncontrolling interest (see note 10)	$70,300	$—	$—

Loss (gain) on mark to market of derivative instruments (see notes 2 and 11)	$1,854	$35,166	$(17,145)

Distributions declared and payable to preferred shareholders (see note 10)	$72,499	$—	$—

Increase (decrease) in capital expenditures recorded as liabilities	$220	$(268)	$(8,653)

Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$68,599	$50,230	$72,605

Income taxes, net of refunds	$3,200	$2,554	$(2,888)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2011, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2011. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of December 31, 2011, SH Funding owned interests in or leased the following 17 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess(1)	11. Loews Santa Monica Beach Hotel
3. Four Seasons Jackson Hole	12. Marriott Hamburg(5)
4. Four Seasons Punta Mita Resort	13. Marriott Lincolnshire Resort(6)
5. Four Seasons Silicon Valley	14. Marriott London Grosvenor Square(6)
6. Four Seasons Washington, D.C.	15. Ritz-Carlton Half Moon Bay
7. Hotel del Coronado(2)	16. Ritz-Carlton Laguna Niguel
8. Hyatt Regency La Jolla(3)	17. Westin St. Francis
9. InterContinental Chicago(4)

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 6). One land parcel at this property is subject to a ground lease arrangement.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 6).
(3)	This property is owned by a consolidated affiliate in which the Company indirectly holds an interest (see note 10).
(4)	The Company owns 100% of this property after acquiring its partner’s noncontrolling interest on June 24, 2011 (see note 10).
(5)	The Company has a leasehold interest in this property.
(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE) within the meaning of new accounting guidance adopted on January 1, 2010, which amends the consolidation guidance of VIEs, and it is the primary beneficiary under this new guidance, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2011, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: an interest in the unconsolidated affiliate that owns the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), an interest in the unconsolidated affiliate that owns the Hotel del Coronado (Hotel del Coronado Venture), and an interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 6). At December 31, 2011, SH Funding also owned an 85.8% controlling interest in the entity that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40% interest in the Hotel del Coronado Venture (see note 6), and a controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements.

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

Investment in Hotel Properties and Depreciation:

Investment in hotel properties consists of land, land held for development, a leasehold interest, buildings, building and leasehold improvements, site improvements and furniture, fixtures and equipment.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:

Goodwill is the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance at the beginning of the year
Goodwill	$316,945	$401,766
Accumulated impairment losses	(276,586)	(326,008)

	40,359	75,758
Goodwill related to sales of hotels	—	(84,821)
Accumulated impairment losses related to sales of hotels	—	49,422

Balance at the end of the year
Goodwill	316,945	316,945
Accumulated impairment losses	(276,586)	(276,586)

	$40,359	$40,359

Intangible Assets:

Intangible assets at December 31, 2011 and 2010 include (in thousands):

	2011	2010	Useful Life
Below market ground lease	$32,450	$32,567	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	3,660	3,200	Period of booking (up to 8 years)
Land development entitlements	1,940	1,889	Two years

	39,550	39,156
Accumulated amortization	(8,915)	(6,536)

Intangible assets, net	$30,635	$32,620

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2011, 2010 and 2009, amortization expense of intangible assets was $2,414,000, $2,211,000, and $1,327,000, respectively. The estimated future aggregate annual amortization expense for intangible assets at December 31, 2011 is summarized as follows (in thousands):

Years ending December 31,
2012	$1,427
2013	1,207
2014	902
2015	735
2016	735
Thereafter	25,629

Total	$30,635

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment:

Investment in Hotel Properties (Long-Lived Assets)

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

Goodwill

Goodwill is reviewed for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit, which for the Company is each hotel property, to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, the Company is required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. For reporting units with zero or negative carrying values, the second step is only performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.

Intangible Assets

Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of the Company’s investment in hotel properties impairment process described above.

Investment in Unconsolidated Affiliates

A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the Company writes down the investment to its estimated fair value. The Company also considers any impairments in the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests.

Deferred Financing Costs:

Deferred financing costs consist of loan fees and other costs incurred in connection with obtaining loans. The deferred financing costs have been capitalized and are being amortized to interest expense over the initial maturity of the underlying loans using the straight-line method, which approximates the effective interest method. Upon early extinguishment of the debt, the unamortized deferred financing costs are written off and included in loss on early extinguishment of debt.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restricted Cash and Cash Equivalents:

As of December 31, 2011 and 2010, restricted cash and cash equivalents included $19,135,000 and $15,920,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2011 and 2010, restricted cash and cash equivalents also included reserves of $20,363,000 and $18,698,000, respectively, required by loan and other agreements.

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

The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Noncontrolling interests in SHR’s operating partnership
Balance, beginning of year	$5,050	$2,717	$5,330
Common shares issued	1,003	—	—
Net loss	(29)	(1,687)	(3,129)
Currency translation adjustments	(42)	(153)	91
Derivatives activity	211	(221)	217
Share-based compensation	66	14	72
Redemption value adjustment	(479)	3,350	—
Other	(1,197)	1,030	136

Balance, end of year	$4,583	$5,050	$2,717

The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. As of December 31, 2011, 2010 and 2009, the redeemable noncontrolling interests had a redemption value of approximately $4,583,000 (based on SHR’s common share price of $5.37 on December 30, 2011), $5,050,000 (based on SHR’s common share price of $5.29 on December 31, 2010), and $1,776,000 (based on SHR’s common share price of $1.86 on December 31, 2009), respectively.

Nonredeemable Noncontrolling Interests

The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. The net income attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates in the consolidated statements of operations. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2011, 2010 and 2009 is presented in the Company’s consolidated statements of equity.

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

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), units payable in SHR’s common stock under the Company’s Deferral Program, as defined in note 12 (VCP Stock Units), exchangeable debt securities and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Numerator:
Loss from continuing operations attributable to SHR	$(106,311)	$(265,306)	$(228,999)
Preferred shareholder dividends	(29,206)	(30,886)	(30,886)
Preferred stock tender(a)	10,724	—	—

Loss from continuing operations attributable to SHR common shareholders	$(124,793)	$(296,192)	$(259,885)

Denominator:
Weighted average common shares—basic and diluted	176,576	122,933	75,267

(a)

On December 19, 2011, SHR purchased a portion of its outstanding shares of preferred stock (see note 10). For purposes of calculating loss per share, the difference between the fair value of the consideration paid and the carrying amount of the shares of preferred stock tendered is an adjustment to net loss attributable to SHR common shareholders. The carrying value of the preferred stock is reduced by any related offering costs and increased by any previously deducted cumulative undeclared dividends that are forfeited. The total

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration paid was $86,127,000 and the net carrying value of the shares of preferred stock was $96,851,000, which included $18,478,000 of previously deducted preferred shareholder dividends that were forfeited. The full impact of the preferred stock tender on the calculation of net loss attributable to SHR common shareholders was recorded in the fourth quarter of 2011.

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Noncontrolling interests	853	955	955
Options, RSUs and VCP Stock Units	3,124	1,708	1,531

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL as of December 31, 2011, 2010, and 2009 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2009	$(98,594)	$4,957	$(93,637)
Mark to market of derivative instruments	(2,072)	—	(2,072)
Reclassifications to earnings of amounts related to derivative instruments	19,217	—	19,217
CTA activity	—	7,151	7,151

Balance at December 31, 2009	(81,449)	12,108	(69,341)

Mark to market of derivative instruments	(64,698)	—	(64,698)
Reclassifications to earnings of amounts related to derivative instruments	51,214	—	51,214
CTA activity	—	714	714
Reclassification to earnings of amounts related to CTA	—	(25,053)	(25,053)

Balance at December 31, 2010	(94,933)	(12,231)	(107,164)

Mark to market of derivative instruments	(1,854)	—	(1,854)
Reclassifications to earnings of amounts related to derivative instruments and other activity	43,732	—	43,732
Other	3,545	—	3,545
CTA activity	—	(3,816)	(3,816)
Reclassification to earnings of amounts related to CTA	—	(5,095)	(5,095)

Balance at December 31, 2011	$(49,510)	$(21,142)	$(70,652)

Derivative Instruments and Hedging Activities:

The Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Business Combinations:

The Company recognizes identifiable assets acquired, liabilities assumed, non-controlling interests and contingent liabilities assumed in a business combination at their fair values at the acquisition date based on the exit price (the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the asset at the acquisition date, which also may result in a goodwill asset being recorded. The goodwill that is recorded as a result of this difference is not subject to amortization.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods within such years beginning after December 15, 2011, which for the Company will be its 2012 first quarter, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The Company adopted the new guidance on January 1, 2012, except for the presentation requirements for reclassification adjustments, which has been deferred indefinitely. The adoption of the new guidance did not have a material impact on the Company’s financial statements.

In December 2010, FASB issued new guidance that amends the criteria for performing the second step of the goodwill impairment test (described above) for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company adopted the new guidance on January 1, 2011. The new guidance did not have a material impact on its financial statements.

3.	INVESTMENT IN HOTEL PROPERTIES, NET

The following summarizes the Company’s investment in hotel properties as of December 31, 2011 and 2010, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	2011	2010
Land	$334,048	$318,756
Land held for development	103,089	107,908
Leasehold interest	11,633	11,633
Buildings	1,316,029	1,405,462
Building and leasehold improvements	80,134	95,487
Site improvements	29,205	43,487
Furniture, fixtures and equipment	431,502	423,588
Improvements in progress	14,726	10,679

Total investment in hotel properties	2,320,366	2,417,000
Less accumulated depreciation	(627,935)	(581,549)

Total investment in hotel properties, net	$1,692,431	$1,835,451

Consolidated hotel properties	14	13
Consolidated hotel rooms (unaudited)	6,078	6,403

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisition of Four Seasons Silicon Valley and Four Seasons Jackson Hole Hotels

On March 11, 2011, the Company acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in exchange for an aggregate of 15,200,000 shares of SHR’s common stock at a price of $6.08 per share based on the March 11, 2011 SHR common share closing price, or approximately $92,416,000. The allocation of the purchase price for the acquisition is as follows (in thousands):

	Four Seasons Silicon Valley	Four Seasons Jackson Hole
Land	$5,518	$19,669
Buildings	27,269	33,450
Site improvements	400	444
Furniture, fixtures and equipment	2,827	4,236
Intangible assets	88	372
Net working capital	378	(2,235)

	$36,480	$55,936

4.	IMPAIRMENT LOSSES AND OTHER CHARGES

Goodwill Impairment Losses

The Company performed its annual impairment test of goodwill and did not record any goodwill impairment losses for the years ended December 31, 2011 and 2010. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges of the Company’s goodwill subsequent to December 31, 2011. Any such adjustments could be material, but will be non-cash.

During 2009, management concluded that indicators of potential impairment were present and that evaluations of carrying values of goodwill were therefore required based on the continued deterioration of economic and credit market conditions and declines in the Company’s revenues, operating profits, forecasted performance and market capitalization from previous levels. The Company recorded goodwill impairment losses of $41,869,000 in continuing operations for the year ended December 31, 2009.

Long-Lived Asset and Intangible Asset Impairment Losses

The Company determined that there were no indicators of impairment of investments in hotel properties or intangible assets for the year ended December 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s hotel properties subsequent to December 31, 2011. Any adjustment could be material, but will be non-cash.

The Company performed an impairment test of the long-lived assets related to the Fairmont Scottsdale Princess hotel during the fourth quarter of 2010 based on uncertainties surrounding the Company’s intent and ability to continue to hold the hotel. The Company determined that the hotel’s long-lived assets’ carrying value exceeded the fair value, with fair value determined based on estimated future discounted cash flows or the relevant data as to the fair value of the asset (Level 3 inputs). As a result of this test, the Company recorded an impairment loss of $101,258,000 during the year ended December 31, 2010. The Company performed an impairment test of the long-lived assets related to the InterContinental Prague during the third quarter of 2010 as a result of a change in the anticipated holding period for that hotel. As a result of this test, the Company did not record any long-lived asset impairment losses related to the InterContinental Prague.

The Company performed an impairment test of its long-lived assets for two Mexican development sites at December 31, 2009 based on uncertainties surrounding the development of this land in a manner consistent with the Company’s original plan, resulting in an impairment loss of $23,173,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in Unconsolidated Affiliates Impairment Losses

The Company determined that there was no other-than-temporary impairment of investments in unconsolidated affiliates for the year ended December 31, 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s investments in unconsolidated affiliates subsequent to December 31, 2011. Any adjustments could be material, but will be non-cash.

During the fourth quarters of 2010 and 2009, the Company recorded impairment losses of $40,600,000 and $26,500,000, respectively, due to other-than-temporary declines in value of its interest in the unconsolidated affiliates that owned the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado (see note 6). The fair value was determined based on estimated future discounted cash flows and other relevant data as to the fair value (Level 3 inputs).

Fair Value of Assets Measured on a Nonrecurring Basis

The following tables present information related to assets that were measured at fair value on a nonrecurring basis.

For the year ended December 31, 2010 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$182,000	$(101,258)
Investment in unconsolidated affiliates	7,787	(40,600)

For the year ended December 31, 2009 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$—	$(41,869)
Long-lived assets	103,089	(23,173)
Investment in unconsolidated affiliates	36,458	(26,500)

Other Charges

There were no other charges recorded during the years ended December 31, 2011 and 2010. The Company recorded a charge of approximately $8,261,000, of which $269,000 is recorded in income (loss) from discontinued operations to write off costs and deposits related to capital projects that management decided to abandon during the year ended December 31, 2009.

The Company’s interest in the Luxury Leisure Properties International, L.L.C. (LLPI) venture was redeemed in May 2009. During the year ended December 31, 2009, the Company recorded a charge of $206,000 to write off its investment in LLPI.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	DISCONTINUED OPERATIONS

The results of operations of hotels sold and assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Hotel operating revenues	$9,743	$68,883	$100,435

Operating costs and expenses	9,456	55,252	79,719
Depreciation and amortization	—	5,980	13,307
Impairment losses	—	—	31,064

Total operating costs and expenses	9,456	61,232	124,090

Operating income (loss)	287	7,651	(23,655)
Interest expense	—	(9,706)	(8,592)
Interest income	—	32	101
Loss on early extinguishment of debt	—	(95)	—
Foreign currency exchange gain (loss)	51	7,392	(1,141)
Other income (expenses), net	326	—	(554)
Income tax (expense) benefit	(379)	(476)	540
Gain on sale, net of tax	101,287	29,713	18,164

Income (loss) from discontinued operations	$101,572	$34,511	$(15,137)

Assets Sold:

During the three years ended December 31, 2011, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Paris Marriott Champs Elysees (Paris Marriott)	Paris, France	April 6, 2011	$58,012,000
InterContinental Prague	Prague, Czech Republic	December 15, 2010	$3,564,000
Renaissance Paris Hotel Le Parc Trocadero (Renaissance Paris)	Paris, France	December 21, 2009	$50,275,000
Four Seasons Mexico City	Mexico City, Mexico	October 29, 2009	$52,156,000

Paris Marriott

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received €11,900,000 ($16,910,000) related to the release of the security deposit and other closing adjustments. The Company expects to receive an additional €1,600,000 ($2,074,000), recorded in accounts receivable on the accompanying consolidated balance sheet as of December 31, 2011. The Company recorded a gain on sale of the property, net of tax, of $101,267,000 for the year ended December 31, 2011 primarily due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 8).

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

Renaissance Paris

On December 21, 2009, the Company sold the Renaissance Paris hotel for €35,500,000 ($50,856,000) and recognized a gain on sale of $11,707,000.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Four Seasons Mexico City

On October 29, 2009, the Company sold the Four Seasons Mexico City hotel for $54,000,000 and recognized a gain on sale of $5,905,000.

6.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investment in unconsolidated affiliates as of December 31, 2011 and 2010 includes the following (in thousands):

	2011	2010
Fairmont Scottsdale Princess Venture(a)	$27,367	$—
Hotel del Coronado Venture(b)	94,876	—
Hotel and North Beach Ventures(b)	—	7,787
Four Seasons RCPM(c)	3,791	3,878
BuyEfficient, L.L.C. (BuyEfficient)(d)	—	6,359

Total investment in unconsolidated affiliates	$126,034	$18,024

(a)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel. The Company entered into agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), to form FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. The Company contributed the assets and liabilities of the hotel and cash of $34,864,000 in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controls the venture with Walton Street and serves as the managing member. The Company also continues to serve as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the year ended December 31, 2011, the Company recognized fees of $215,000, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

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

(b)	As of December 31, 2010, the Company owned 45.0% ownership interests in SHC KSL Partners, LP (Hotel Venture), the then owner of the Hotel del Coronado, and in HdC North Beach Development, LLLP (North Beach Venture), the owner of an adjacent residential condominium-hotel development. The Company earned asset management, development and financing fees under agreements with the Hotel and North Beach Ventures. The Company recognized income of 55.0% of these fees, representing the percentage of the Hotel and North Beach Ventures not owned by the Company. These fees amounted to $689,000 and $645,000 for the years ended December 31, 2010 and 2009, respectively, and are included in other income (expenses), net in the consolidated statements of operations. During the fourth quarters of 2010 and 2009, the Company recorded impairment losses of $40,600,000 and $26,500,000, respectively, due to other-than-temporary declines in value of its investments in the Hotel and North Beach Ventures.

In January 2006, the Hotel Venture entered into non-recourse mortgage and mezzanine loans with principal amounts of $610,000,000. The loans accrued interest at LIBOR plus a blended spread of 2.08%. In addition,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Hotel Venture entered into a $20,000,000 non-recourse revolving credit facility that bore interest at LIBOR plus 2.50%. At December 31, 2010, there was a balance of $18,500,000 on the revolving credit facility and there were no letters of credit outstanding. In December 2010, the Hotel Venture purchased a $37,500,000 mezzanine layer of the debt structure for a discounted pay-off of $13,000,000. The Hotel Venture recognized a gain on the extinguishment of debt of $24,500,000 in the fourth quarter of 2010. The Company recorded its share of this gain equal to $11,025,000 in equity in earnings of unconsolidated affiliates in the consolidated statement of operations for the year ended December 31, 2010.

On February 4, 2011, the Hotel and North Beach Ventures completed a recapitalization (the Transaction) through a series of contemporaneous transactions. Under the terms of the Transaction, the Company acquired the ownership interest of an existing member of the Hotel and North Beach Ventures, and, along with the remaining members of the Hotel Venture, formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. As part of the Transaction, the Company contributed $57,380,000 of cash drawn from the Company’s bank credit facility to fund its contribution. This payment included the purchase of the existing member’s ownership in the Hotel and North Beach Ventures and is net of a $1,700,000 financing fee earned as part of the Transaction. The Hotel Venture contributed substantially all of the assets and liabilities to the Hotel del Coronado Venture. The Hotel del Coronado Venture then settled all contributed debts outstanding by paying balances off in full or agreeing to convert debt to equity. The Hotel del Coronado Venture recorded the net assets of the hotel at their fair values. In connection with the Transaction, the Company also acquired its partner’s interest in HdC DC Corporation, a taxable corporation, with assets of $25,597,000 and an existing deferred tax liability of approximately $48,575,000. As a result of the Transaction, the Company recorded an equity method investment of $97,649,000. Pursuant to the terms of the Transaction, Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest, and the Company is a limited partner with an indirect 34.3% ownership interest.

The Hotel del Coronado Venture secured $425,000,000 of five-year debt financing at a weighted average rate of LIBOR plus 4.80%, subject to a 1% LIBOR floor. After the third year of the loan, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loan.

The Company continues to act as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the Company and the other remaining member of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the year ended December 31, 2011, the Company recognized fees of $1,970,000, which are included in other income, net on the consolidated statements of operations.

(c)	The Company owns a 31% interest in and acts as asset manager for an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, representing the percentage not owned by the Company. These fees amounted to $40,000, $106,000, and $91,000 for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in other income (expenses), net in the consolidated statements of operations.

(d)

On December 7, 2007, the Company acquired a 50% interest in BuyEfficient for $6,346,000. BuyEfficient is an electronic purchasing platform that allows members to procure food, operating supplies, furniture,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fixtures and equipment. In January 2011, the Company sold its interest for $9,000,000 and recognized a gain on sale of $2,640,000 for the year ended December 31, 2011, which is included in other income, net on the consolidated statement of operations.

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates

The following is summarized financial information for the Company’s unconsolidated affiliates as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010
Assets
Investment in hotel properties, net	$719,231	$298,362
Goodwill	—	23,401
Intangible assets, net	43,616	49,000
Cash and cash equivalents	35,251	22,400
Restricted cash and cash equivalents	31,844	12,087
Other assets	31,297	20,842

Total assets	$861,239	$426,092

Liabilities and Partners’ Equity (Deficit)
Mortgage and other debt payable	$558,000	$592,476
Other liabilities	52,274	33,472
Partners’ equity (deficit)	250,965	(199,856)

Total liabilities and partners’ equity (deficit)	$861,239	$426,092

	2011	2010	2009
Revenues
Hotel operating revenue	$167,438	$122,099	$116,297
Residential sales	3,051	9,149	8,198
Other	—	4,892	5,414

Total revenues	170,489	136,140	129,909

Expenses
Hotel operating expenses	126,137	85,636	78,309
Residential costs of sales	968	2,425	4,272
Depreciation and amortization	27,314	16,864	16,709
Other operating expenses	6,041	9,912	8,128

Total operating expenses	160,460	114,837	107,418

Operating income	10,029	21,303	22,491
Interest expense, net	(30,305)	(18,418)	(17,948)
Gain on extinguishment of debt	—	24,500	—
Other (expenses) income, net	(1,871)	345	(1,147)

Net (loss) income	$(22,147)	$27,730	$3,396

Equity in (losses) earnings of unconsolidated affiliates
Net (loss) income	$(22,147)	$27,730	$3,396
Partners’ share of loss (income) of unconsolidated affiliates	12,046	(15,294)	(1,911)
Adjustments for basis differences, taxes and intercompany eliminations	886	589	233

Total equity in (losses) earnings of unconsolidated affiliates	$(9,215)	$13,025	$1,718

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

Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.0% to 5.0% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2011, the remaining life on the initial terms (not including renewal options) of these management agreements range from three to 25 years and average 13 years.

The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At December 31, 2011 and 2010, deferred credits of $7,431,000 and $8,276,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Renaissance Paris Performance Guarantee

The Company had a management agreement with an affiliate of Marriott for services provided to the Renaissance Paris. A provision of the management agreement required that Marriott provide the Company with a limited performance guarantee that ensured, subject to certain limitations, a target level of net operating profit. Guarantee payments were calculated and paid to the Company on an annual basis. The maximum guarantee that could be paid to the Company during the guarantee period was €5,000,000. The guarantee period began on July 31, 2007 and continued through December 21, 2009, the date at which the Renaissance Paris was sold. During the year ended December 31, 2009, the Company earned €1,419,000 ($1,972,000) related to the performance guarantee, which is recorded in income (loss) from discontinued operations in the consolidated statements of operations.

Asset Management Agreement

The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. For the years ended December 31, 2011, 2010 and 2009, the Company earned $400,000, $996,000 and $228,000, respectively, in fees under these agreements, which are included in other income (expenses), net in the consolidated statements of operations.

8.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as a reduction of lease expense over the life of the lease. The Company recognized $217,000, $207,000, and $217,000 of the deferred gain for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,655,000 and $3,930,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,654,000 (adjusting by an index formula) ($4,736,000 based on the foreign exchange rate as of December 31, 2011) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at December 31, 2011 and 2010 was $2,462,000 and $2,540,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 5). The hotel’s assets and liabilities owned by the Company were classified as held for sale on the consolidated balance sheet as of December 31, 2010 and the results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. As of December 31, 2010, the deferred gain on the sale of the Paris Marriott amounted to $86,237,000, which was recorded in liabilities of assets held for sale. Prior to the sale of the leasehold interest on April 6, 2011, the Company recognized amortization of the deferred gain in income (loss) from discontinued operations of $1,214,000 for the period from January 1, 2011 through April 6, 2011 and $4,464,000 and $4,685,000 as for the years ended December 31, 2010 and 2009, respectively. When the sale of the leasehold interest closed, the remaining unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in income (loss) from discontinued operations, in the Company’s consolidated statements of operations. At December 31, 2010, a euro-denominated security deposit was $14,459,000 and was included in other assets on the Company’s consolidated balance sheet. The entire security deposit was returned to the Company after the sale of the Paris Marriott leasehold interest (see note 5).

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.

Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2011 are as follows (in thousands):

Years Ending December 31,
2012	$5,419
2013	5,434
2014	5,450
2015	5,464
2016	5,480
Thereafter	69,646

$96,893

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	INDEBTEDNESS

Mortgages and Other Debt Payable:

Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

Mortgages and other debt payable at December 31, 2011 and 2010 consisted of the following (in thousands):

	Spread (a) (basis points)		Balance Outstanding at December 31,
Debt		Current Maturity	2011	2010
Hyatt Regency La Jolla	100	September 2012	$97,500	$97,500
Marriott London Grosvenor Square(b)	110	October 2013	113,659	117,281
Four Seasons Washington, D.C.(b)(c)	315	July 2014	130,000	—
Loews Santa Monica Beach Hotel(b)(d)	385	July 2015	110,000	118,250
InterContinental Miami(b)(d)	350	July 2016	85,000	90,000
Fairmont Chicago(b)	Fixed	June 2017	97,750	97,750
Westin St. Francis(b)	Fixed	June 2017	220,000	220,000
InterContinental Chicago(b)(d)	Fixed	August 2021	145,000	121,000
Fairmont Scottsdale Princess(e)	—	—	—	180,000
Ritz-Carlton Half Moon Bay(c)	—	—	—	76,500

Total mortgages payable			998,909	1,118,281
Other debt(f)	Fixed	January 2013	1,476	—

Total mortgages and other debt payable			$1,000,385	$1,118,281

(a)	Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.30% at December 31, 2011) for all mortgage loans except for those secured by the Marriott London Grosvenor Square (£73,130,000 and £75,190,000 at December 31, 2011 and 2010, respectively), the Westin St. Francis, the Fairmont Chicago, and the InterContinental Chicago. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (1.08% at December 31, 2011). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)	These loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2011.

(c)	On June 29, 2011, the Company repaid the mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel, which became one of the borrowing base properties under the Company’s current bank credit facility agreement (as described below). The Company recorded $78,000 of loss on early extinguishment of debt, which included the write off of unamortized deferred financing costs and other closing costs. The Ritz-Carlton Half Moon Bay hotel replaced the Four Seasons Washington, D.C. hotel, which was a borrowing base property under the Company’s previous bank credit facility, as collateral under the new bank credit facility. In July 2011, after being released as collateral under the bank credit facility, the Company entered into a mortgage agreement that is secured by the Four Seasons Washington, D.C. hotel, which has two, one-year extension options, subject to certain conditions. The maturity date in the table excludes the extension options.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	In July 2011, the Company refinanced these mortgage loans by repaying the outstanding loan balances and entering into new loan agreements with new lenders. The Company recorded $406,000 of loss on early extinguishment of debt, which included the write off of unamortized deferred financing costs and other closing costs applicable to the loans, for the year ended December 31, 2011. The mortgage loan secured by the InterContinental Miami has two, one-year extension options, subject to certain conditions. The mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options, subject to certain conditions. The maturity dates in the table exclude extension options.

(e)	On June 9, 2011, the Company completed a recapitalization of the Fairmont Scottsdale Princess hotel (see note 6). After the recapitalization, the Company’s ownership interest in the Fairmont Scottsdale Princess hotel is accounted for as an equity method investment and its mortgage debt is no longer reflected in the Company’s consolidated balance sheets.

(f)	The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheet as of December 31, 2011.

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

Exchangeable Notes:

In April 2007, SH Funding issued $180,000,000 in aggregate principal amount of 3.50% Exchangeable Senior Notes due 2012 (Exchangeable Notes). The Exchangeable Notes were issued at 99.5% of par value. The Company received proceeds of $175,593,000, net of underwriting fees and expenses and original issue discount. The Exchangeable Notes paid interest in cash semi-annually in arrears on April 1 and October 1 of each year beginning October 1, 2007.

On June 7, 2010, the Company completed a tender offer and accepted for purchase, at par, $180,000,000 of the principal amount of its outstanding Exchangeable Notes. The aggregate consideration for the Exchangeable Notes accepted for purchase was approximately $181,208,000, which included accrued and unpaid interest of approximately $1,208,000. The Company recognized a loss on early extinguishment of debt of $925,000 for the year ended December 31, 2010.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents the effect of the Exchangeable Notes on the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Statements of Operations:
Coupon interest	$2,783	$6,311
Discount amortization	1,865	4,296

Total interest	$4,648	$10,607

Effective interest rate	6.25%	6.25%

Bank Credit Facility:

On June 30, 2011, SH Funding entered into a $300,000,000 secured bank credit facility agreement. The agreement contains an accordion feature allowing for additional borrowing capacity up to $400,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key terms of the bank credit facility:

•

interest on the facility is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan or base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the ratio of consolidated debt to gross asset value;

•	an unused commitment fee is payable monthly based on the unused revolver balance;

•	maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period with an extension fee, subject to certain conditions;

•

lenders received collateral in the form of mortgages over four borrowing base properties, which initially include the Ritz-Carlton Laguna Niguel hotel, the Ritz-Carlton Half Moon Bay hotel, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire Resort, in addition to pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

•

maximum availability is determined by the lesser of an advance rate against the appraised value of the borrowing base properties or a debt service coverage ratio on the borrowing base properties, as set forth in the agreement;

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

Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its shareholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, dividends on preferred stock that accrue with regard to the current fiscal quarter may be paid to holders of preferred stock. Additionally, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends at any time on or prior to June 30, 2012. Subsequent to June 30, 2012, provided no event of default exists, the Company is permitted to pay the outstanding cumulative accrued but unpaid preferred dividends subject to certain conditions set forth in the credit facility agreement.

The agreement contains certain other terms and conditions including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs and redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

This agreement replaced the Company’s previous $350,000,000 bank credit facility, as amended. The Company recorded a loss on early extinguishment of debt of $692,000 for the year ended December 31, 2011, which included the write off of unamortized deferred financing costs and other closing costs applicable to the $350,000,000 bank credit facility. The previous bank credit facility had a maturity date of March 9, 2012 and an interest rate of LIBOR plus a margin of 3.75% in the case of each LIBOR loan and base-rate plus a margin of 2.75% in the case of each base rate loan and a commitment fee of 0.50% per annum based on the unused revolver balance.

The interest rate at December 31, 2011 was 3.00% and the weighted average interest rate for the year ended December 31, 2011 was 3.74%. At December 31, 2011, maximum availability under the bank credit facility was $300,000,000 and there was $50,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $1,850,000 (see note 16). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2011.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) as of December 31, 2011 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,
2012	$109,099
2013	122,799
2014	13,872
2015	65,046
2016	145,861
Thereafter	593,708

Total	$1,050,385

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2011, 2010 and 2009 of $1,083,000, $658,000, and $1,723,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $3,721,000, $6,705,000, and $6,693,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

10.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2009 (excluding 853,461 units, 954,571 units, and 954,746 units of SH Funding (OP Units) outstanding at December 31, 2011, 2010, and 2009, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at January 1, 2009	74,410
RSUs redeemed for shares of SHR common stock	827
OP Units redeemed for shares of SHR common stock	16

Outstanding at December 31, 2009	75,253
RSUs redeemed for shares of SHR common stock	152
Common stock issued	75,900

Outstanding at December 31, 2010	151,305
RSUs redeemed for shares of SHR common stock	222
OP Units redeemed for shares of SHR common stock	101
Common stock issued	33,999

Outstanding at December 31, 2011	185,627

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

On March 11, 2011, SHR issued an aggregate of 15,200,000 shares of its common stock in connection with the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels (see note 3). In addition, SHR issued 8,000,000 shares of its common stock to an affiliate of the seller in a concurrent private placement at a price of $6.25 per share. The shares issued in connection with the acquisitions of the hotels and the concurrent private placement are restricted from being transferred for twelve months from the closing date, subject to certain exceptions set forth in a stock transfer restriction and registration rights agreement. After expenses, net proceeds from the concurrent private placement totaled approximately $49,239,000, which were used to repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a price of $4.60 per share. After discounts, commissions and expenses, SHR raised net proceeds of approximately $331,832,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 9) and repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.

As of December 31, 2011, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

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

Preferred Stock:

SHR’s Series A, B, and C Cumulative Redeemable Preferred Stock have perpetual lives and SHR may redeem them at $25.00 per share plus accrued distributions.

Preferred Stock Tender Offers

In December 2011, SHR purchased a portion of its outstanding preferred stock. The results of the tender offers are as follows:

	Number of Shares Validly Tendered and Accepted for Purchase	Purchase Price (Per Share)
8.50% Series A Cumulative Redeemable Preferred Stock	340,609	$26.70
8.25% Series B Cumulative Redeemable Preferred Stock	984,625	$26.50
8.25% Series C Cumulative Redeemable Preferred Stock	1,922,273	$26.50

SHR paid the holders approximately $86,127,000 in cash, which was without interest or accrued and unpaid dividends.

Distributions

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of December 31, 2011, the Company did not pay quarterly dividends for 12 quarters. There have been no new directors added to the board pursuant to this right.

In connection with the preferred stock tender offers in the fourth quarter of 2011, SHR’s board of directors authorized, and SHR declared, the payment of accrued and unpaid dividends through September 30, 2011, and dividends for the quarter ended December 31, 2011, which we collectively refer to herein as the Unpaid Dividends, and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distributions payable in accordance with the terms of SHR’s charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of June 15, 2012 and are contingent upon SHR’s ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the requirements of the Maryland General Corporation Law with respect to the payment of dividends, or the Maryland Dividend Requirement.

As of December 31, 2011, SHR recorded distributions payable for declared and unpaid cumulative dividends on SHR’s preferred stock as follows:

	Distributions Payable (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$26,445	$6.38
8.25% Series B Cumulative Redeemable Preferred Stock	$22,370	$6.19
8.25% Series C Cumulative Redeemable Preferred Stock	$23,684	$6.19

In February 2012, SHR’s board of directors authorized, and SHR declared, the payment of preferred dividends for the quarter ending March 31, 2012, payable on June 29, 2012 to holders of record as of June 15, 2012, contingent upon SHR’s ability to meet the Maryland Dividend Requirement on such payment date. A sum sufficient for the payment of the preferred dividends for the quarter ending March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of SHR’s charter.

Noncontrolling Interests:

On June 24, 2011, the Company acquired the 49.0% interest in the InterContinental Chicago hotel that was previously owned by DND Hotel JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd., giving the Company 100% ownership of the InterContinental Chicago hotel. As part of the transaction, the Company also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, giving the Company a 53.5% controlling ownership interest in that hotel. Total consideration was $90,183,000, which included the issuance of 10,798,846 shares of SHR common stock at a price of $6.51 per share based on the June 24, 2011 SHR common share closing price, $19,402,000 of cash, which includes working capital, and post-closing adjustments of $480,000.

The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

	2011	2010	2009
Net loss attributable to SHR	$(5,206)	$(231,051)	$(243,945)
Acquisition of additional ownership interests in consolidated affiliates	(63,723)	—	—

Change from net loss attributable to SHR and transfers from noncontrolling interests	$(68,929)	$(231,051)	$(243,945)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings of unconsolidated affiliates, loss on early extinguishment of debt, or income (loss) from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the consolidated balance sheets.

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

Except for the CVA, all inputs used to measure fair value of the derivative financial instruments are Level 2 inputs. The Company has concluded that the inputs used to measure its CVA are Level 3 inputs. If the inputs used to measure fair value fall in different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA has a significant impact to the fair values as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, all derivative liabilities are categorized as Level 3.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $20,727,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£73,130

At December 31, 2011 and 2010, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $725,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016.

In addition, at December 31, 2011 and 2010, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £73,130,000 and £75,190,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.

Changes in Forecasted Levels of LIBOR-based Debt—Termination and De-designation of Cash Flow Hedges

In the second quarter of 2011, the Company concluded that it was not probable that originally forecasted levels of LIBOR-based debt would occur as a result of the Fairmont Scottsdale Princess hotel recapitalization on June 9, 2011, whereby the hotel’s debt is no longer consolidated in the Company’s financial statements (see note 6), and the conversion of the InterContinental Chicago loan to a fixed-rate loan on July 28, 2011. On June 20, 2011, the Company paid $29,672,000 to terminate five interest rates swaps with a combined notional amount of $300,000,000. The Company recorded a charge of $27,257,000, which included the immediate write-off of $25,455,000 previously recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring and $1,802,000 of mark to market adjustments and termination fees related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the year ended December 31, 2011. In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest rate swap as a cash flow hedge as described below. The Company recorded a charge of $1,985,000 to write-off amounts previously recorded in accumulated OCL related to this swap. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statements of operations for the year ended December 31, 2011. Changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

In February 2011, the Company paid $4,201,000 to terminate three interest rate swaps with a combined notional amount of $125,000,000. There were no immediate charges to earnings in February 2011 based on the Company’s forecasted levels of LIBOR-based debt at the time of the transaction.

In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps with a combined notional amount of $300,000,000 and recorded a charge of $18,263,000, which included the immediate write-off of $15,542,000 previously recorded in accumulated OCL related to these swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statement of operations for the year ended December 31, 2010. In addition, based on changes in the forecasted levels of LIBOR-based debt, the Company de-designated one interest swap as a cash flow hedge as discussed below. Amounts previously recorded in accumulated OCL related to this swap will be reclassified into earnings over the life of the swap and changes in the market value of the interest rate swap will be recorded in earnings subsequent to the de-designation.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2011, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	3	$324,750

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

At December 31, 2011 and December 31, 2010, the aggregate notional amount of the Company’s purchased and sold interest rate cap agreements was $324,750,000 and $594,750,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 4.00% to 6.50% and maturity dates ranging from March 2012 to July 2013.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

		Fair Value as of December 31,
	Balance Sheet Location	2011	2010
Derivatives in cash flow hedging relationships:
Interest rate swaps(a)	Accounts payable and accrued expenses	$(42,527)	$(86,166)
Derivatives not designated as hedging instruments:
Interest rate swaps(a)	Accounts payable and accrued expenses	$(23,867)	$(12,164)
Interest rate caps	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(68,712,000) and $(105,657,000) excluding accrued interest and includes a CVA of $2,318,000 and $7,327,000 as of December 31, 2011 and December 31, 2010, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of December 31, 2011 or 2010. The following table reflects changes in interest rate swap liabilities categorized as Level 3 since January 1, 2010 (in thousands):

Balance as of January 1, 2010	$(63,755)
Interest rate swap terminations(b)	7,212
Interest rate swap buy downs(c)	28,063
Mark to market adjustments	(75,853)
Swap transferred as part of disposition(c)	6,003

Balance as of December 31, 2010	(98,330)
Interest rate swap terminations(b)	33,311
Mark to market adjustments	(1,375)

Balance as of December 31, 2011	$(66,394)

(b)	In June 2011, the Company paid $29,672,000, which included accrued interest of $253,000 and termination fees of $29,000, to terminate five interest rates swaps. In February 2011, the Company paid termination fees of $4,201,000, which included accrued interest of $280,000, to terminate three interest rate swaps. In May and June 2010, the Company paid $7,212,000 to terminate five interest rate swaps.
(c)	During the year ended December 31, 2010, the Company paid transaction fees of $24,672,000 to buy down certain domestic interest rate swap fixed pay rates. The modified swaps had effective dates of February 15, 2010 and were designated as cash flow hedges at the time of the buy down transaction. The transaction fees were recorded in accumulated OCL and were being reclassified into earnings over the life of the swaps. As a result of the interest rate swap terminations noted above, the Company recognized immediately into earnings a portion of transaction fees recorded in accumulated OCL related to interest rates swaps that were designated to hedge transactions that are no longer probable of occurring.

During the year ended December 31, 2010, the Company paid $3,268,000 to buy down a EURIBOR interest rate swap fixed pay rate. The modified swap remained designated as a cash flow hedge and any amounts in accumulated OCL existing from the original transaction were reclassified into earnings over the life of the swap. On December 15, 2010, the Company sold the InterContinental Prague. The EURIBOR interest rate swap related to the hotel was assigned to the third party buyer as part of the transaction. Amounts related to this interest rate swap were eliminated from the Company’s consolidated financial statements at the time the transaction closed.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships

	2011	2010	2009
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(16,252)	$(83,300)	$(38,547)
Effective portion of loss reclassified into interest expense—continuing operations	$(30,509)	$(40,784)	$(51,362)
Effective portion of loss reclassified into interest expense—discontinued operations	$—	$(13,108)	$(4,330)
Effective portion of loss reclassified to loss on early termination of derivative financial instruments	$(27,440)	$(15,542)	$—
Ineffective portion of loss recognized in interest expense—continuing operations	$(6,226)	$(1,267)	$(1,197)
Ineffective portion of loss recognized in interest expense—discontinued operations	$—	$(1,367)	$—
Mark to market loss recognized in loss on early termination of derivative financial instruments	$(1,802)	$(2,721)	$—

Derivatives Not Designated as Hedging Instruments

	2011	2010	2009
Interest rate swaps:
Ineffective losses recognized in interest expense	$(9,282)	$(3,936)	$—
Interest rate caps:
(Loss) gain recognized in other income (expenses), net	$(70)	$(162)	$1

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of December 31, 2011, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $70,746,000. As of December 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreements at their termination value of $70,746,000. The Company has not breached any of the provisions as of December 31, 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	SHARE-BASED EMPLOYEE COMPENSATION PLANS

Second Amended and Restated 2004 Incentive Plan:

On June 21, 2004, the Company adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, Options, RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added OP Units as an additional type of award (OP Units); (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards. On May 19, 2011, SHR’s shareholders approved the Company’s Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan) pursuant to which the number of securities authorized and reserved for issuance increased from 4,200,000 shares of SHR common stock or OP Units to 9,700,000 shares of SHR common stock or OP Units. The termination date of the Amended and Restated Plan was also extended from June 21, 2014 to December 31, 2016.

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

The Company recorded compensation expense of $3,463,000, $1,957,000, and $5,846,000 under the Amended and Restated Plan (net of estimated forfeitures) for the years ended December 31, 2011, 2010 and 2009, respectively.

Options

The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. There was no unrecognized compensation expense related to Options as of December 31, 2011.

Information regarding Options is summarized in the following table:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	669,797	$20.40	885,026	$19.22	885,026	$19.22
Forfeited	—	—	(215,229)	15.54	—	—

Options outstanding at the end of the year	669,797	$20.40	669,797	$20.40	885,026	$19.22

Options exercisable at the end of the year	669,797	$20.40	669,797	$20.40	612,159	$19.25

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs

SHR has issued RSUs to certain employees, officers and directors under the Amended and Restated Plan. RSUs represent awards of shares of SHR’s common stock that generally vest over three or four years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination, unless as may otherwise be set forth in a written agreement. RSUs are essentially the same as restricted stock except that, instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued.

During the first quarter of 2009, the compensation committee approved the acceleration of vesting of certain RSUs issued prior to December 31, 2008. Effective March 31, 2009, the vesting of approximately 295,000 shares was accelerated.

The Company measures compensation expense for RSUs based on the fair market value of its common shares at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2011 was $3,109,000 and is expected to be recognized over a weighted average period of 1.78 years.

Information regarding RSUs is summarized in the following table:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	1,377,434	$3.98	830,777	$3.83	1,184,709	$16.86
Granted	628,512	6.38	867,041	3.26	673,308	0.84
Issued to common shares	(209,238)	2.46	(148,135)	1.87	(781,821)	15.70
Forfeited	(129,731)	4.19	(172,249)	2.04	(245,419)	16.30

RSUs outstanding at the end of the year	1,666,977	$5.22	1,377,434	$3.98	830,777	$3.83

Performance-Based RSUs

In 2011, a portion of the cash bonuses earned by certain executives in 2010 was deferred, and the method of payment was modified to performance-based RSUs in lieu of cash. The Company granted 169,064 performance-based RSUs to these executives that will vest upon the later to occur of (i) the Company achieves positive funds from operations for a fiscal year and (ii) the Company commences payment of the preferred stock dividend on a current basis. In 2006, the Company granted performance-based RSUs to its chief executive officer and former chief financial officer providing a right to earn shares of SHR common stock at target performance (Target Performance Shares). Two-thirds of the Target Performance Shares were eligible to be earned based on the Company’s performance versus budgeted funds from operations per share and one-third was eligible to be earned based on SHR’s total shareholder return measured against the Bloomberg Hotel REIT Index.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no unrecognized compensation expense related to performance-based RSUs as of December 31, 2011.

Information regarding performance-based RSUs is summarized in the following table:

	2011		2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	18,516	$19.28	31,565	$20.35	119,057	$20.26
Granted	169,064	6.34	2,751	12.88	—	—
Issued to common shares	(12,691)	20.40	(3,752)	20.20	(52,669)	20.20
Forfeited	(5,825)	20.40	(12,048)	20.37	(34,823)	20.27

Outstanding at the end of the year	169,064	$6.34	18,516	$19.28	31,565	$20.35

SARs

The Amended and Restated Plan allows the Committee to grant SARs. As of December 31, 2011, no SARs have been issued under the Amended and Restated Plan.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is at least $4.00 or greater than $20.00. A total of up to one million units payable under the Company’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. As of December 31, 2011, all one million VCP Units have been granted under the Value Creation Plan. Payments may be made in cash, in shares of SHR’s common stock (subject to approval by the stockholders of the Company), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On May 23, 2011, the Company adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, the 10,798,846 shares of SHR’s common stock that were issued on June 24, 2011 in connection with the Company’s acquisition of interests in the InterContinental Chicago hotel (see note 10) will not be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan.

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

The unrecognized compensation expense related to the equity component of the award at December 31, 2011, was $1,662,000, which is expected to be recognized over a weighted average period of 0.33 years. The fair value of the liability component of the award at December 31, 2011 and December 31, 2010 was $19,941,000 and $12,722,000, respectively. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the years ended December 31, 2011, 2010 and 2009 was $18,607,000, $12,614,000, and $108,000, respectively.

13.	DEFINED CONTRIBUTION PLAN

The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $390,000, $364,000, and $432,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2011, 2010 and 2009, income tax expense from continuing operations is summarized as follows (in thousands):

	2011	2010	2009
Current tax (expense) benefit:
Europe	$(521)	$(2)	$(14)
Mexico	(1)	(1,298)	(1,451)
United States	(1,241)	(210)	1,529

	(1,763)	(1,510)	64

Deferred tax benefit (expense):
Mexico	(313)	317	(1,767)
United States	1,106	(215)	(1,641)

	793	102	(3,408)

Total income tax expense	$(970)	$(1,408)	$(3,344)

Deferred income taxes consist of the following as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Advanced deposits—Mexico	$1,159	$1,228
Net operating loss carryforwards and other timing differences(a)	16,714	18,223
Other	1,009	1,671

Gross deferred tax assets	18,882	21,122
Valuation allowance(b)	(16,652)	(17,001)

Deferred tax asset after valuation allowance	$2,230	$4,121

Gross deferred tax liability—book property basis in excess of tax basis(c)	$(47,623)	$(1,732)

(a)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from nine to 20 years depending on the rules of the related tax jurisdictions.
(b)	The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance (decreased) increased by $(349,000), $(15,328,000), and $11,629,000 during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the equity offering the Company completed during the second quarter of 2010 resulted in an ownership change under Section 382 of the Tax Code. As a result, approximately $34,962,000 of net operating loss carryforwards and other temporary differences were eliminated in accordance with the provisions of Section 382. Prior to the equity offering, the Company provided a full valuation reserve against the net operating loss carryforwards that were impacted by the ownership change due to uncertainty of realization.
(c)	The Company acquired an existing deferred tax liability as a result of the Hotel del Coronado Venture Transaction in February 2011 (see note 6).

Characterization of Cash Distributions

For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. There were no distributions paid on common or preferred shares during the years ended December 31, 2011, 2010 and 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	RELATED PARTY TRANSACTIONS

Cory Warning, the son-in-law of Laurence Geller, the Company’s president and chief executive officer, serves as Vice President, Investments for the Company. Mr. Warning’s base salary in 2011, 2010 and 2009 was $175,100, $170,000 and $150,000, respectively. Mr. Warning received cash bonuses of $107,500, $49,200 and $17,500 in 2011, 2010 and 2009, respectively, grants of RSUs of 13,809, 17,000 and 18,750 in 2011, 2010 and 2009, respectively, and a grant of 5,000 units under the Company’s Value Creation Plan.

16.	COMMITMENTS AND CONTINGENCIES

Environmental Matters:

Generally, the properties acquired by the Company have been subjected to environmental site assessments. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is the Company aware of any environmental liability that it believes would have a material effect on its business or financial statements.

Litigation:

The Company is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material effect on its business or financial statements.

Letters of Credit:

As of December 31, 2011, the Company provided a $250,000 letter of credit related to its office space lease and a $1,600,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.

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

Construction Contracts:

The Company has executed various contracts related to construction activities. As of December 31, 2011, the Company’s obligations under these contracts amounted to approximately $3,260,000. The construction activities are expected to be completed in 2012.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 2011 and 2010, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011 and 2010, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $464,226,000 and $317,750,000, respectively. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the Four Seasons Washington, D.C. hotel, the Loews Santa Monica Beach Hotel, and the InterContinental Miami hotel approximated the carrying value of $375,000,000 at December 31, 2011.

To calculate the estimated fair value of the remaining variable-rate mortgage debt as of December 31, 2011, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 350 to 450 basis points as compared to the current contractual spread as disclosed (see note 9). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $6,000,000 to $9,000,000 lower than the total carrying value of $211,159,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $3,000,000.

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

The Company operates in one reportable business segment, hotel ownership. As of December 31, 2011, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2010) for the geographical areas in which the Company operates (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenues:
United States	$688,111	$607,908	$580,353
Mexico	33,792	38,928	39,858
Europe	41,935	39,457	35,045

Total	$763,838	$686,293	$655,256

	December 31,
	2011	2010
Long-lived Assets:
United States	$1,496,513	$1,631,637
Mexico	169,729	173,050
Europe	97,183	103,743

Total	$1,763,425	$1,908,430

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2011 and 2010 are as follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.

It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2011
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$175,540	$204,478	$189,906	$193,914

Loss from continuing operations attributable to SHR common shareholders	$(35,568)	$(61,031)	$(11,921)	$(16,273)
Income from discontinued operations attributable to SHR	161	100,569	19	356

Net (loss) income attributable to SHR common shareholders(a)	$(35,407)	$39,538	$(11,902)	$(15,917)

Earnings per weighted average common share outstanding—Basic and Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.23)	$(0.35)	$(0.06)	$(0.09)
Income from discontinued operations attributable to SHR per share	—	0.57	—	—

Net (loss) income attributable to SHR common shareholders per share	$(0.23)	$0.22	$(0.06)	$(0.09)

Weighted average common shares outstanding—Basic and Diluted	157,333	176,141	186,146	186,151

(a)	The net loss attributable to SHR common shareholders in the fourth quarter of 2011 reflects the impact of the preferred stock tender offers (see note 2).

	Year ended December 31, 2010
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$155,876	$176,996	$168,893	$184,528

Loss from continuing operations attributable to SHR common shareholders	$(42,067)	$(56,148)	$(35,285)	$(162,692)
Income (loss) from discontinued operations attributable to SHR	1,776	8,738	(4,116)	27,857

Net loss attributable to SHR common shareholders	$(40,291)	$(47,410)	$(39,401)	$(134,835)

Earnings per weighted average common share outstanding—Basic and Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.55)	$(0.50)	$(0.23)	$(1.07)
Income (loss) from discontinued operations attributable to SHR per share	0.02	0.08	(0.03)	0.18

Net loss attributable to SHR common shareholders per share	$(0.53)	$(0.42)	$(0.26)	$(0.89)

Weighted average common shares outstanding—Basic and Diluted	75,572	111,573	151,635	151,663

The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire Resort, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

20.	SUBSEQUENT EVENT

In January 2012, the Company acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10,507,000. As of December 31, 2011, the Company paid $1,050,000 as an escrow deposit for the acquisition of the note receivable.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(In Thousands)

			Initial Costs		Subsequent Costs Capitalized		Gross Amount at December 31, 2011				Date of Completion of Construction
Description	Location	Debt	Land	Building & Improvements			Land	Building & Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciation Life
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$5,181		$—	$52,429	$52,429	$(23,664)	1975	9/1997	39
Loews Santa Monica Beach Hotel	Santa Monica, CA	110,000	5,833	91,717	1,020		5,833	92,737	98,570	(35,900)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	97,500	13,093	66,260	—		13,093	66,260	79,353	(21,236)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,700		7,358	67,651	75,009	(15,472)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	—	20,100	79,400	3,088		20,100	82,488	102,588	(17,600)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	145,000	20,259	139,204	2,885		20,252	142,096	162,348	(26,357)	1929	4/2005	39
InterContinental Miami	Miami, FL	85,000	41,891	69,296	8,257		41,877	77,567	119,444	(17,387)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	97,750	17,347	129,153	25,911		17,347	155,064	172,411	(39,340)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	130,000	44,900	75,600	21,553		44,900	97,153	142,053	(24,471)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	220,000	61,400	287,800	2,641		61,400	290,441	351,841	(42,971)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,149		76,700	177,449	254,149	(28,197)	1984	7/2006	39
Marriott London Grosvenor Square	London, England	113,659	—	85,468	(15,600	)(1)	—	69,868	69,868	(10,833)	1962	8/2006	39
Four Seasons Jackson Hole	Teton Village, WY	—	19,669	33,894	—		19,669	33,894	53,563	(743)	2003	3/2011	39
Four Seasons Silicon Valley	East Palo Alto, CA	—	5,518	27,669	—		5,518	27,669	33,187	(608)	2006	3/2011	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	—		51,900	—	51,900	—	—	3/2006	—
H Five Lot B (Land held for development)	Punta Mita, Mexico	—	46,921	—	4,269		51,190	—	51,190	—	—	10/2007	—

Totals		$998,909	$429,890	$1,353,959	$86,054		$437,137	$1,432,766	$1,869,903	$(304,779)

(1)	Includes currency translation adjustment of $(15,600) for the Marriott London Grosvenor Square.

STRATEGIC HOTELS & RESORTS, INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(In Thousands)

Notes:

(A) The change in total cost of properties for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance, beginning of period	$1,978,506	$2,205,239	$2,313,188
Additions:
Acquisition of properties	86,750	—	—
Improvements	2,695	2,744	21,655
Currency translation adjustment	—	—	12,228

Deductions:
Dispositions and recapitalization	(197,796)	(116,892)	(130,202)
Reclassifications	—	—	(879)
Currency translation adjustment	(252)	(2,540)	—
Impairment	—	(110,045)	(10,751)

Balance, end of period	$1,869,903	$1,978,506	$2,205,239

(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance, beginning of period	$285,039	$250,787	$200,228
Depreciation and amortization	48,918	60,114	61,613
Dispositions and recapitalization	(29,079)	(9,469)	(12,394)
Currency translation adjustment	(99)	(215)	1,340
Impairment	—	(16,178)	—

Balance, end of period	$304,779	$285,039	$250,787

(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,130,116 at December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of December 31, 2011, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on such criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Strategic Hotels & Resorts, Inc.

Chicago, Illinois

We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 23, 2012

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following financial statement schedule is included herein at pages 116 and 117.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 123 through 129 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2012	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 23, 2012	By:	/S/ LAURENCE S. GELLER Laurence S. Geller President, Chief Executive Officer and Director (principal executive officer)

	By:	/S/ DIANE M. MOREFIELD Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/S/ STEPHEN M. BRIGGS Stephen M. Briggs Senior Vice President, Chief Accounting Officer (principal accounting officer)

	By:	/S/ RAYMOND L. GELLEIN, JR. Raymond L. Gellein, Jr. Chairman

	By:	/S/ ROBERT P. BOWEN Robert P. Bowen Director

	By:	/S/ JAMES A. JEFFS James A. Jeffs Director

	By:	/S/ WILLIAM A. PREZANT William A. Prezant Director

	By:	/S/ KENNETH FISHER Kenneth Fisher Director

	By:	/S/ RICHARD D. KINCAID Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS David M.C. Michels Director

	By:	/S/ EUGENE F. REILLY Eugene F. Reilly Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.e	Certificate of Correction relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the Company’s 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Company’s 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.i	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

4.1	Form of Certificate of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-133353) filed with the SEC on April 18, 2006 and incorporated herein by reference).

4.2	Rights Agreement, dated as of November 14, 2008, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 19, 2008 and incorporated herein by reference).

4.3	Amendment No. 1 to the Rights Agreement, dated as of November 24, 2009, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC, amending the Rights Agreement, dated as of November 14, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 25, 2009 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 18, 2004 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.2	First Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 7, 2007 and incorporated herein by reference).

10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on April 9, 2004 and incorporated herein by reference).

10.7	Registration Rights Agreement, dated as of June 29, 2004, by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.8	Registration Rights Agreement, dated as of June 29, 2004, by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.9	Stock Transfer Restriction and Registration Rights Agreement, dated as of March 11, 2011, by and among the Company, WJH Holdings Inc. and WPA Hotel Holdings Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 16, 2011 and incorporated herein by reference).

+10.10	Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 24, 2011 and incorporated herein by reference).

+10.11	Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

+10.12	Form of Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+10.13	Form of Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+10.14	Strategic Hotels & Resorts, Inc. Severance Program (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 4, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

+10.15	Summary of Director Compensation (filed as Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 21, 2010 and incorporated herein by reference).

+10.16	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.17	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006, and incorporated herein by reference).

+10.18	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.19	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.20	Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 2, 2009 and incorporated herein by reference).

+10.21	Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.22	Offer Letter, dated as of March 9, 2010, by and between Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+10.23	Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 18, 2008 and incorporated herein by reference).

+10.24	Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.25	Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.26	Form of Amendment One to Strategic Hotels & Resorts, Inc. Value Creation Plan and Strategic Hotels & Resorts, Inc. Unit Agreement Under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 25, 2011 and incorporated herein by reference).

+10.27	Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 6, 2011 and incorporated herein by reference).

10.28	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2006 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.29	Limited Liability Company Agreement of FMT Scottsdale Holdings, LLC, dated as of June 9, 2011, made by and between Walton Scottsdale Investors VI, LLC and SHR Scottsdale Investor, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.30	Purchase and Sale Agreement by and among SHR Scottsdale, L.L.C., DTRS Scottsdale, L.L.C., SHR Scottsdale Z, L.L.C., FMT Scottsdale Owner, LLC and Walton/SHR FPH, LLC, dated June 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.31	Restructuring Agreement by and among SHR Scottsdale, L.L.C., Strategic Hotel Funding, L.L.C., DTRS Scottsdale, L.L.C. and Bank of America, National Association, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, dated June 9, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.32	Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.33	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.34	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.35	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.36	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.37	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223,) filed with the SEC on September 7, 2007 and incorporated herein by reference)

10.38	Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.39	Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.40	Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.41	Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.42	Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.43	Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.44	Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.45	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.46	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.47	Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.48	Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.49	Purchase and Sale Agreement, dated February 24, 2011, by and among FS Jackson Hole Development Company LLC, East Palo Alto Hotel Development LLC, TWCL US, Inc., SHR Jackson Hole, LLC, SHR Palo Alto, LLC, Strategic Hotel Funding, L.L.C. and the Company (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 5, 2011 and incorporated herein by reference).

10.50	Loan Agreement, dated as of July 28, 2011, by and among SHC Michigan Avenue, LLC, New DTRS Michigan Avenue, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.51	Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.52	Amended and Restated Loan and Security Agreement, dated as of July 20, 2011, by and among SHC Washington, L.L.C., Deutsche Bank Trust Company Americas, the lenders from time to time party thereto and Deutsche Bank Securities Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.53	Amended, Restated and Consolidated Note, dated as of July 20, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.54	Loan Agreement, dated as of July 14, 2011, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C., the lenders signatories thereto, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.55	Secured Promissory Note, dated as of July 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.56	Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.57	Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.58	Credit Agreement, dated as of June 30, 2011, among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 7, 2011 and incorporated herein by reference).

* 14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

* 21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

* 23.1	Consent of Deloitte & Touche LLP

* 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

Exhibit No.	Description of Exhibit

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.
***	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to the Consolidated Financial Statements that have been detail tagged.

The XBRL related information in this Annual Report on Form 10-K, Exhibit 101, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these Sections.