Form 10-K/A
period 2011-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2012-02-27
CIK 1057436

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

Strategic Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 23, 2012 (the “Initial Form 10-K”), solely to amend Item 15(b) to re-file Exhibit 23.1 to the Initial Form 10-K, the consent of the Company’s independent registered public accounting firm, which inadvertently omitted references to active registration statements. This Amendment does not reflect events occurring after the filing of the Initial Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Initial Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following is a list of documents filed as part of the Initial Form 10-K:

(1)	Financial Statements.

All financial statements are set forth under Item 8. Financial Statements and Supplementary Data of the Initial Form 10-K.

(2)	Financial Statement Schedules.

The following financial statement schedule is included in the Initial Form 10-K.

Schedule III – Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 3 through 9 of this report, which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2012	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ LAURENCE S. GELLER
Laurence S. Geller Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles Supplementary relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.e	Certificate of Correction relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Articles Supplementary relating to the Company’s 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Company’s 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.i	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

4.1	Form of Certificate of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3 (File No. 333-133353) filed with the SEC on April 18, 2006 and incorporated herein by reference).

4.2	Rights Agreement, dated as of November 14, 2008, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 19, 2008 and incorporated herein by reference).

4.3	Amendment No. 1 to the Rights Agreement, dated as of November 24, 2009, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC, amending the Rights Agreement, dated as of November 14, 2008 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 25, 2009 and incorporated herein by reference).

10.1	Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company’s Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 18, 2004 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.2	First Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

10.3	Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 2, 2006 and incorporated herein by reference).

10.4	Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 18, 2006 and incorporated herein by reference).

10.5	Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 7, 2007 and incorporated herein by reference).

10.6	Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company’s Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on April 9, 2004 and incorporated herein by reference).

10.7	Registration Rights Agreement, dated as of June 29, 2004, by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.8	Registration Rights Agreement, dated as of June 29, 2004, by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.9	Stock Transfer Restriction and Registration Rights Agreement, dated as of March 11, 2011, by and among the Company, WJH Holdings Inc. and WPA Hotel Holdings Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 16, 2011 and incorporated herein by reference).

+10.10	Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 24, 2011 and incorporated herein by reference).

+10.11	Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

+10.12	Form of Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+10.13	Form of Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+10.14	Strategic Hotels & Resorts, Inc. Severance Program (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 4, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

+10.15	Summary of Director Compensation (filed as Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 21, 2010 and incorporated herein by reference).

+10.16	Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.17	Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006, and incorporated herein by reference).

+10.18	Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.19	Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+10.20	Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller (filed as Exhibit 10.117 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 2, 2009 and incorporated herein by reference).

+10.21	Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.22	Offer Letter, dated as of March 9, 2010, by and between Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company’s Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+10.23	Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 18, 2008 and incorporated herein by reference).

+10.24	Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.25	Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+10.26	Form of Amendment One to Strategic Hotels & Resorts, Inc. Value Creation Plan and Strategic Hotels & Resorts, Inc. Unit Agreement Under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 25, 2011 and incorporated herein by reference).

+10.27	Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 6, 2011 and incorporated herein by reference).

10.28	Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay’s Bank PLC and Barclay’s Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2006 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.29	Limited Liability Company Agreement of FMT Scottsdale Holdings, LLC, dated as of June 9, 2011, made by and between Walton Scottsdale Investors VI, LLC and SHR Scottsdale Investor, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.30	Purchase and Sale Agreement by and among SHR Scottsdale, L.L.C., DTRS Scottsdale, L.L.C., SHR Scottsdale Z, L.L.C., FMT Scottsdale Owner, LLC and Walton/SHR FPH, LLC, dated June 9, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.31	Restructuring Agreement by and among SHR Scottsdale, L.L.C., Strategic Hotel Funding, L.L.C., DTRS Scottsdale, L.L.C. and Bank of America, National Association, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, dated June 9, 2011 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.32	Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.33	Mortgage Loan Application, dated as of August 31, 2007, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.34	Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company and MetLife Bank, N.A. (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.35	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and MetLife Bank, N.A. as Lender (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.36	Promissory Note, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company as Lender (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 7, 2007 and incorporated herein by reference).

10.37	Guaranty Agreement, dated as of August 31, 2007, between New Aventine, L.L.C. as Borrower and Metropolitan Life Insurance Company and MetLife Bank N.A., collectively, as Lender (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K (File No. 001-32223,) filed with the SEC on September 7, 2007 and incorporated herein by reference)

10.38	Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.39	Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.40	Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.41	Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.42	Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.43	Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.44	Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.45	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.46	Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.47	Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.48	Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.49	Purchase and Sale Agreement, dated February 24, 2011, by and among FS Jackson Hole Development Company LLC, East Palo Alto Hotel Development LLC, TWCL US, Inc., SHR Jackson Hole, LLC, SHR Palo Alto, LLC, Strategic Hotel Funding, L.L.C. and the Company (filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 5, 2011 and incorporated herein by reference).

10.50	Loan Agreement, dated as of July 28, 2011, by and among SHC Michigan Avenue, LLC, New DTRS Michigan Avenue, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.51	Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

Exhibit No.	Description of Exhibit

10.52	Amended and Restated Loan and Security Agreement, dated as of July 20, 2011, by and among SHC Washington, L.L.C., Deutsche Bank Trust Company Americas, the lenders from time to time party thereto and Deutsche Bank Securities Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.53	Amended, Restated and Consolidated Note, dated as of July 20, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.54	Loan Agreement, dated as of July 14, 2011, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C., the lenders signatories thereto, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.55	Secured Promissory Note, dated as of July 14, 2011 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.56	Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.57	Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.58	Credit Agreement, dated as of June 30, 2011, among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 7, 2011 and incorporated herein by reference).

** 14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

** 21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

* 23.1	Consent of Deloitte & Touche LLP

** 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.3	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.4	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*** 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*** 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

Exhibit No.	Description of Exhibit

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Previously filed as an exhibit to the Initial Form 10-K.
***	Previously furnished as an exhibit to the Initial Form 10-K.