Form 10-Q
period 2012-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2012-05-03
CIK 1057436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 2, 2012 was 204,267,664.

STRATEGIC HOTELS & RESORTS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

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

This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, Loews®, Marriott®, Michael Jordan’s Steak House®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$1,676,881	$1,692,431
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $9,435 and $8,915	31,108	30,635
Investment in unconsolidated affiliates	126,198	126,034
Cash and cash equivalents	58,205	72,013
Restricted cash and cash equivalents	40,703	39,498
Accounts receivable, net of allowance for doubtful accounts of $1,575 and $1,698	49,359	43,597
Deferred financing costs, net of accumulated amortization of $4,434 and $3,488	9,955	10,845
Deferred tax assets	1,968	2,230
Prepaid expenses and other assets	38,852	29,047

Total assets	$2,073,588	$2,086,689

Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$1,000,128	$1,000,385
Bank credit facility	59,000	50,000
Accounts payable and accrued expenses	246,384	249,179
Distributions payable	78,540	72,499
Deferred tax liabilities	47,475	47,623

Total liabilities	1,431,527	1,419,686
Noncontrolling interests in SHR’s operating partnership	5,616	4,583
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $132,352 and $130,148 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $114,619 and $112,755 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $121,351 and $119,377 in the aggregate)	92,489	92,489
Common shares ($0.01 par value per share; 250,000,000 common shares authorized; 185,867,664 and 185,627,199 common shares issued and outstanding)	1,858	1,856
Additional paid-in capital	1,628,310	1,634,067
Accumulated deficit	(1,216,096)	(1,190,621)
Accumulated other comprehensive loss	(65,485)	(70,652)

Total SHR’s shareholders’ equity	628,135	654,198
Noncontrolling interests in consolidated affiliates	8,310	8,222

Total equity	636,445	662,420

Total liabilities, noncontrolling interests and equity	$2,073,588	$2,086,689

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rooms	$94,510	$91,470
Food and beverage	62,479	62,882
Other hotel operating revenue	20,125	19,973
Lease revenue	1,165	1,215

Total revenues	178,279	175,540

Operating Costs and Expenses:
Rooms	28,576	26,627
Food and beverage	47,393	46,007
Other departmental expenses	49,565	50,673
Management fees	5,616	5,774
Other hotel expenses	13,609	13,358
Lease expense	1,168	1,196
Depreciation and amortization	25,490	30,605
Corporate expenses	13,810	14,477

Total operating costs and expenses	185,227	188,717

Operating loss	(6,948)	(13,177)
Interest expense	(19,605)	(19,548)
Interest income	30	32
Equity in earnings (losses) of unconsolidated affiliates	920	(1,600)
Foreign currency exchange (loss) gain	(5)	139
Other income, net	452	3,925

Loss before income taxes and discontinued operations	(25,156)	(30,229)
Income tax (expense) benefit	(465)	1,648

Loss from continuing operations	(25,621)	(28,581)
Income from discontinued operations, net of tax	—	162

Net Loss	(25,621)	(28,419)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	117	138
Net loss attributable to the noncontrolling interests in consolidated affiliates	29	595

Net Loss Attributable to SHR	(25,475)	(27,686)
Preferred shareholder dividends	(6,041)	(7,721)

Net Loss Attributable to SHR Common Shareholders	$(31,516)	$(35,407)

Amounts Attributable to SHR:
Loss from continuing operations	$(25,475)	$(27,847)
Income from discontinued operations	—	161

Net loss	$(25,475)	$(27,686)

Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.17)	$(0.23)
Income from discontinued operations attributable to SHR common shareholders	—	—

Net loss attributable to SHR common shareholders	$(0.17)	$(0.23)

Weighted average common shares outstanding	186,430	157,333

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE LOSS

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Net Loss	$(25,621)	$(28,419)
Other comprehensive income:
Gain (loss) on currency translation adjustments	10	(2,643)
Gain on derivatives and other activity	5,157	9,375

Other comprehensive income	5,167	6,732

Comprehensive Loss	(20,454)	(21,687)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	93	106

Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	29	595

Comprehensive Loss Attributable to SHR	$(20,332)	$(20,986)

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(25,621)	$(28,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities (including discontinued operations):
Deferred income tax expense (benefit)	114	(2,921)
Depreciation and amortization	25,490	30,605
Amortization of deferred financing and interest rate swap costs	3,583	6,413
Equity in (earnings) losses of unconsolidated affiliates	(920)	1,600
Share-based compensation	8,898	9,958
Gain on sale of assets	—	(2,654)
Foreign currency exchange loss (gain)	5	(197)
Recognition of deferred gains	(51)	(1,205)
Mark to market of derivative financial instruments	(1,530)	(4,366)
Increase in accounts receivable	(4,821)	(7,326)
(Increase) decrease in other assets	(83)	94
(Decrease) increase in accounts payable and accrued expenses	(5,369)	2,077

Net cash (used in) provided by operating activities	(305)	3,659

Investing Activities:
Proceeds from sale of investments	—	9,000
Unconsolidated affiliates recapitalization	—	(57,380)
Unrestricted cash acquired through acquisition and recapitalization	—	30,600
Cash received from unconsolidated affiliates	756	716
Increase in security deposits related to sale-leasebacks	—	(1,270)
Acquisition of note receivable	(9,457)	—
Capital expenditures	(7,754)	(9,578)
Increase in restricted cash and cash equivalents	(2,146)	(12,155)

Net cash used in investing activities	(18,601)	(40,067)

Financing Activities:
Proceeds from issuance of common stock	—	50,000
Equity issuance costs	—	(273)
Preferred stock tender costs	(54)	—
Borrowings under bank credit facility	9,000	67,000
Payments on bank credit facility	—	(88,000)
Payments on mortgages and other debt	(3,675)	(1,635)
Debt financing costs	—	(1,038)
Interest rate swap costs	—	(3,921)
Other financing activities	(720)	(500)

Net cash provided by financing activities	4,551	21,633

Effect of exchange rate changes on cash	547	3,418

Net change in cash and cash equivalents	(13,808)	(11,357)
Change in cash of assets held for sale	—	990
Cash and cash equivalents, beginning of period	72,013	78,842

Cash and cash equivalents, end of period	$58,205	$68,475

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

(In Thousands)

	Three Months Ended March 31,
	2012	2011
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties	$—	$89,273

Gain on mark to market of derivative instruments (see notes 2 and 9)	$(5,157)	$(9,375)

Distributions declared and payable to preferred shareholders (see note 8)	$6,041	$—

(Decrease) increase in capital expenditures recorded as liabilities	$(239)	$2,692

Cash Paid For:
Interest, net of interest capitalized	$17,573	$16,963

Income taxes, net of refunds	$261	$416

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2012, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.

SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2012. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

As of March 31, 2012, SH Funding owned interests in or leased the following 17 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (1)	11. Loews Santa Monica Beach Hotel
3. Four Seasons Jackson Hole	12. Marriott Hamburg (4)
4. Four Seasons Punta Mita Resort	13. Marriott Lincolnshire Resort (5)
5. Four Seasons Silicon Valley	14. Marriott London Grosvenor Square (5)
6. Four Seasons Washington, D.C.	15. Ritz-Carlton Half Moon Bay
7. Hotel del Coronado (2)	16. Ritz-Carlton Laguna Niguel
8. Hyatt Regency La Jolla (3)	17. Westin St. Francis
9. InterContinental Chicago

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 5). One land parcel at this property is subject to a ground lease arrangement.
(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 5).
(3)	This property is owned by a consolidated affiliate in which the Company indirectly holds a 53.5% interest.
(4)	The Company has a leasehold interest in this property.
(5)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2012, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: an interest in the unconsolidated affiliate that owns the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), an interest in the unconsolidated affiliate that owns the Hotel del Coronado (Hotel del Coronado Venture), and an interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 5). At March 31, 2012, SH Funding also owned an 85.8% controlling interest in the entity that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40.0% interest in the Hotel del Coronado Venture (see note 5), and a controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements.

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

Restricted Cash and Cash Equivalents:

At March 31, 2012 and December 31, 2011, restricted cash and cash equivalents included $20,550,000 and $19,135,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2012 and December 31, 2011, restricted cash and cash equivalents also included reserves of $20,153,000 and $20,363,000, respectively, required by loan and other agreements.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2012 and 2011, income tax (expense) benefit related to continuing operations is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Current tax (expense):
Europe	$(41)	$(6)
Mexico	—	(224)
United States	(310)	(1,402)

	(351)	(1,632)

Deferred tax (expense) benefit:
Mexico	(424)	(139)
United States	310	3,419

	(114)	3,280

Total income tax (expense) benefit	$(465)	$1,648

Per Share Data:

Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), units payable in SHR’s common stock under the Company’s Deferral Program, as defined in note 10 (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Loss from continuing operations attributable to SHR	$(25,475)	$(27,847)
Preferred shareholder dividends	(6,041)	(7,721)

Loss from continuing operations attributable to SHR common shareholders	$(31,516)	$(35,568)

Denominator:
Weighted average common shares – basic and diluted	186,430	157,333

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of March 31, 2012 and 2011 are as follows (in thousands):

	Computation For Three Months Ended
	March 31,
	2012	2011
Noncontrolling interests	853	853
Options, RSUs and Deferral Program Stock Units	3,876	1,904

Accumulated Other Comprehensive Loss:

The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of March 31, 2012 and 2011 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Mark to market of derivative instruments	2,477	—	2,477
Reclassification to earnings of amounts related to derivative instruments and other activity	2,680	—	2,680
CTA activity	—	10	10

Balance at March 31, 2012	$(44,353)	$(21,132)	$(65,485)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Mark to market of derivative instruments	4,191	—	4,191
Reclassification to earnings of amounts related to derivative instruments and other activity	5,184	—	5,184
CTA activity	—	(2,643)	(2,643)

Balance at March 31, 2011	$(85,558)	$(14,874)	$(100,432)

New Accounting Guidance:

In September 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The Company adopted the new guidance on January 1, 2012 and the guidance did not have a material impact on the Company’s financial statements.

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

The following summarizes the Company’s investment in hotel properties as of March 31, 2012 and December 31, 2011, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	March 31,	December 31,
	2012	2011
Land	$334,048	$334,048
Land held for development	103,089	103,089
Leasehold interest	11,633	11,633
Buildings	1,318,144	1,316,029
Building and leasehold improvements	80,134	80,134
Site improvements	29,207	29,205
Furniture, fixtures and equipment	438,619	431,502
Improvements in progress	16,058	14,726

Total investment in hotel properties	2,330,932	2,320,366
Less accumulated depreciation	(654,051)	(627,935)

Total investment in hotel properties, net	$1,676,881	$1,692,431

Consolidated hotel properties	14	14
Consolidated hotel rooms	6,078	6,078

Note Receivable

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

The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. Income from discontinued operations was $0 for the three months ended March 31, 2012. The following is a summary of income from discontinued operations for the three months ended March 31, 2011 (in thousands):

Three Months Ended
March 31, 2011
Hotel operating revenues	$8,805

Operating costs and expenses	8,682

Operating income	123
Foreign currency exchange gain	58
Other income, net	326
Income tax expense	(359)
Gain on sale	14

Income from discontinued operations	$162

Assets Sold:

Paris Marriott Champs Elysees (Paris Marriott)

On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received €11,900,000 ($16,910,000) related to the release of the security deposit and other closing adjustments. The Company expects to receive an additional €1,600,000 ($2,135,000), recorded in accounts receivable on the accompanying consolidated balance sheet as of March 31, 2012.

5.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

Investment in unconsolidated affiliates as of March 31, 2012 and December 31, 2011 includes the following (in thousands):

	March 31,	December 31,
	2012	2011
Fairmont Scottsdale Princess Venture (a)	$29,006	$27,367
Hotel del Coronado Venture (b)	93,368	94,876
Four Seasons RCPM (c)	3,824	3,791

Total investment in unconsolidated affiliates	$126,198	$126,034

(a)	The Company has agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), that form FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. The Company has a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controls the venture with Walton Street and serves as the managing member. The Company also serves as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the three months ended March 31, 2012 and 2011, the Company recognized fees of $203,000 and $0, respectively, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)	The Company has a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), that owns the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest, and the Company is a limited partner with an indirect 34.3% ownership interest. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the Company and the other remaining member of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the three months ended March 31, 2012 and 2011, the Company recognized fees of $196,000 and $1,293,000, respectively, which are included in other income, net on the consolidated statements of operations.

The Hotel del Coronado Venture has $425,000,000 of mortgage and mezzanine loans that mature March 2013 with three, one-year extension options, subject to certain conditions. After the third year of the loans, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Interest is payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.0% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loans.

(c)	The Company owns a 31% interest in and acts as asset manager for an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, representing the percentage not owned by the Company. These fees amounted to $13,000 and $20,000 for the three months ended March 31, 2012 and 2011, respectively, and are included in other income, net in the consolidated statements of operations.

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates

The following is summarized financial information for the Company’s unconsolidated affiliates as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Assets
Investment in hotel properties, net	$719,970	$719,231
Intangible assets, net	43,309	43,616
Cash and cash equivalents	33,564	35,251
Restricted cash and cash equivalents	34,605	31,844
Other assets	33,992	31,297

Total assets	$865,440	$861,239

Liabilities and Partners’ Equity
Mortgage and other debt payable	$558,000	$558,000
Other liabilities	56,429	52,274
Partners’ equity	251,011	250,965

Total liabilities and partners’ equity	$865,440	$861,239

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Hotel operating revenue	$57,826	$28,262
Residential sales	1,189	1,638

Total revenues	59,015	29,900
Expenses
Hotel operating expenses	40,951	20,961
Residential costs of sales	416	541
Depreciation and amortization	8,542	4,463
Other operating expenses	1,155	1,878

Total operating expenses	51,064	27,843

Operating income	7,951	2,057
Interest expense, net	(8,021)	(6,554)
Other income (expenses), net	118	(518)

Net income (loss)	$48	$(5,015)

Equity in earnings (losses) in unconsolidated affiliates
Net income (loss)	$48	$(5,015)
Partners’ share of income (loss) of unconsolidated affiliates	395	2,889
Adjustments for basis differences, taxes and intercompany eliminations	477	526

Total equity in earnings (losses) of unconsolidated affiliates	$920	$(1,600)

To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings (losses) of the unconsolidated affiliates.

6.	OPERATING LEASE AGREEMENTS

In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $51,000 and $53,000 of the deferred gain for the three months March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,673,000 and $3,655,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,719,000 (adjusting by an index formula) ($4,962,000 based on the foreign exchange rate as of March 31, 2012) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at March 31, 2012 and December 31, 2011 was $2,535,000 and $2,462,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. The Company recognized $1,152,000 of the deferred gain related to the Paris Marriott in income from discontinued operations for the three months ended March 31, 2011. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in income from discontinued operations, in the Company’s consolidated statements of operations.

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

Mortgages and other debt payable at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Current Maturity	March 31, 2012	December 31, 2011
Hyatt Regency La Jolla	100	September 2012	$97,500	$97,500
Marriott London Grosvenor Square	110	October 2013	115,454	113,659
Four Seasons Washington, D.C. (b)	315	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel (b)	385	July 2015	110,000	110,000
InterContinental Miami (b)	350	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	97,119	97,750
Westin St. Francis	Fixed	June 2017	218,579	220,000
InterContinental Chicago	Fixed	August 2021	145,000	145,000

Total mortgages payable (c)			998,652	998,909
Other debt (d)	Fixed	January 2013	1,476	1,476

Total mortgages and other debt payable			$1,000,128	$1,000,385

(a)	Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.24% at March 31, 2012) for all mortgage loans except for those secured by the Marriott London Grosvenor Square (£72,100,000 and £73,130,000 at March 31, 2012 and December 31, 2011, respectively), the Westin St. Francis, the Fairmont Chicago and the InterContinental Chicago hotels. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (1.03% at March 31, 2012). Interest on the Westin St. Francis and Fairmont Chicago loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.
(b)	The mortgage loan secured by the Four Seasons Washington, D.C. hotel has two, one-year extension options, the mortgage loan secured by the InterContinental Miami hotel has two, one-year extension options, and the mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options. All of the extension options are subject to certain conditions. The maturity dates in the table exclude extension options.
(c)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2012.
(d)	The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Debt:

In connection with the acquisition of a 60-acre oceanfront land parcel in Punta Mita, Nayarit, Mexico, in October 2007, the Company executed two $17,500,000 non-interest bearing promissory notes. The Company recorded these notes at their present value based on an imputed interest rate of 9.5% and amortized the resulting discount over the life of the promissory notes. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. In August 2009, the Company entered into an agreement with the holder of the promissory note whereby the holder released the Company from its final installment payment of $17,500,000 that was due in August 2009 in exchange for the Company agreeing to provide the note holder with the right to an interest in the property. The Company will receive a preferred position which will entitle it to receive the first $12,000,000 of distributions generated from the property with any excess distributions split equally among the partners. The Company’s obligations under this agreement, recorded as other liabilities in accounts payable and accrued expenses on the Company’s consolidated balance sheets, are subject to the note holder being able to obtain certain permits and licenses to develop the land and the execution of an amended partnership agreement.

Bank Credit Facility:

On June 30, 2011, SH Funding entered into a $300,000,000 secured bank credit facility agreement. The agreement contains an accordion feature allowing for additional borrowing capacity up to $400,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The agreement has a maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period with an extension fee, subject to certain conditions. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

The interest rate at March 31, 2012 was 3.24% and the weighted average interest rate for the three months ended March 31, 2012 was 3.27%. At March 31, 2012, maximum availability under the bank credit facility was $300,000,000 and there was $59,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $1,850,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2012.

Debt Maturity:

The following table summarizes the aggregate maturities (assuming all extension options exercised) as of March 31, 2012 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2012 (remainder)	$105,494
2013	126,147
2014	13,872
2015	74,046
2016	145,861
Thereafter	593,708

Total	$1,059,128

Interest Expense:

Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $310,000 and $232,000 for the three months ended March 31, 2012 and 2011, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $903,000 and $1,280,000 for the three months ended March 31, 2012 and 2011, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	EQUITY AND DISTRIBUTION ACTIVITY

Common Shares:

The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2011 (excluding 853,461 units of SH Funding (OP Units) outstanding at March 31, 2012 and December 31, 2011, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2011	185,627
RSUs redeemed for shares of SHR common stock	241

Outstanding at March 31, 2012	185,868

Common Stock

As of March 31, 2012, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

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

Preferred Stock:

SHR’s charter provides that it may issue up to 150,000,000 of preferred stock, $0.01 par value per share. SHR’s Series A, B, and C Cumulative Redeemable Preferred Stock have perpetual lives and SHR may redeem them at $25.00 per share plus accrued distributions.

Distributions

Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of SHR’s 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative.

Pursuant to the articles supplementary governing the preferred stock, if the Company does not pay quarterly dividends on its preferred stock for six quarters, whether or not consecutive, the size of its board of directors will be increased by two and the holders of the preferred stock will have the right to elect two additional directors to the board. As of March 31, 2012, the Company did not pay quarterly dividends on its preferred stock for 13 quarters. There have been no new directors added to the board pursuant to this right.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the preferred stock tender offers in the fourth quarter of 2011, SHR’s board of directors authorized, and SHR declared, the payment of accrued and unpaid dividends on its preferred stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends), and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distribution payable in accordance with the terms of SHR’s charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of June 15, 2012 and are contingent upon SHR’s ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the requirements of the Maryland General Corporation Law with respect to the payment of dividends (the Maryland Dividend Requirement).

In February 2012 and May 2012, SHR’s board of directors authorized, and SHR declared, the payment of preferred dividends for the quarter ended March 31, 2012 and the quarter ending June 30, 2012, respectively, payable on June 29, 2012 to holders of record as of June 15, 2012, contingent upon SHR’s ability to meet the Maryland Dividend Requirement on such payment date. As of March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ended March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of SHR’s charter. Subsequent to March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ending June 30, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of SHR’s charter.

As of March 31, 2012, SHR recorded distributions payable for declared and unpaid cumulative dividends on SHR’s preferred stock as follows:

	Distributions Payable (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$28,648	$6.91
8.25% Series B Cumulative Redeemable Preferred Stock	$24,234	$6.70
8.25% Series C Cumulative Redeemable Preferred Stock	$25,658	$6.70

Noncontrolling Interests:

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
RSUs redeemed for common shares	2	—	2	—
Net loss	(25,475)	(29)	(25,504)	(117)
CTA	10	—	10	—
Derivatives and other activity	5,133	—	5,133	24
Share-based compensation	1,479	—	1,479	9
Declared distributions to preferred shareholders	(6,041)	—	(6,041)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(1,133)	—	(1,133)	1,133
Other	16	117	133	(16)

Balance at March 31, 2012	$628,135	$8,310	$636,445	$5,616

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	141,462	—	141,462	682
RSUs redeemed for common shares	2	—	2	—
Net loss	(27,686)	(595)	(28,281)	(138)
CTA	(2,630)	—	(2,630)	(13)
Derivatives and other activity	9,330	—	9,330	45
Share-based compensation	275	—	275	1
Redemption value adjustment	(272)	—	(272)	272
Noncontrolling interests assumed in the Transaction	—	10,725	10,725	—
Other	394	153	547	(394)

Balance at March 31, 2011	$741,137	$35,365	$776,502	$5,505

(a)	The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of March 31, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,616,000 (based on the March 30, 2012 SHR common share closing price of $6.58) and $4,583,000 (based on the December 30, 2011 SHR common share closing price of $5.37), respectively. As of March 31, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $5,505,000 (based on the March 31, 2011 SHR common share closing price of $6.45) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively.

9.	DERIVATIVES

The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings (losses) of unconsolidated affiliates, loss on early extinguishment of debt, or income from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of March 31, 2012. The Company reclassified its derivative financial instruments from Level 3 to Level 2 as unobservable inputs to the valuation model became insignificant during the period. As of March 31, 2012, all derivative liabilities are categorized as Level 2.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $20,917,000 will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£72,100

At March 31, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016.

In addition, at March 31, 2012 and December 31, 2011, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £72,100,000 and £73,130,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments:

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate cap	1	$130,000

At March 31, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014.

At March 31, 2012 and December 31, 2011, the aggregate notional amount of the Company’s interest rate cap agreements was $130,000,000 and $324,750,000, respectively. The Company’s current interest rate cap has a LIBOR strike rate of 4.00% and a maturity date of July 2013.

Fair Values of Derivative Instruments:

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivatives in cash flow hedging relationships:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(40,160)	$(42,527)
Derivatives not designated as hedging instruments:
Interest rate swaps (a)	Accounts payable and accrued expenses	$(22,337)	$(23,867)
Interest rate cap	Accounts payable and accrued expenses	$—	$—

(a)	This liability is based on an aggregate termination value of $(64,892,000) and $(68,712,000) excluding accrued interest and includes a CVA of $2,395,000 and $2,318,000 as of March 31, 2012 and December 31, 2011, respectively.

The following table reflects transfers out of Level 3 for all derivative financial instruments categorized as Level 3 as of January 1, 2012 (in thousands):

	Beginning Balance	Transfers Out of Level 3	Ending Balance
Interest rate swaps	(66,394)	$66,394	$—

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of March 31, 2012. The following table reflects changes in interest rate swap liabilities categorized as Level 2 for the three months ended March 31, 2012 (in thousands):

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	3,897

Balance as of March 31, 2012	$(62,497)

The Company did not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of March 31, 2011. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the three months ended March 31, 2011 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations (b)	3,921
Mark to market adjustments	8,523

Balance as of March 31, 2011	$(85,886)

(b)	During the three months ended March 31, 2011, the Company paid termination fees of $4,201,000, which includes accrued interest of $280,000, to terminate three interest rate swaps.

Effect of Derivative Instruments on the Statements of Operations:

The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(554)	$(712)
Effective portion of loss reclassified into interest expense	$(5,711)	$(10,033)
Ineffective portion of loss recognized in interest expense	$(791)	$(326)

	Three Months Ended
	March 31,
	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective (losses) gains recognized in interest expense	$(828)	$95
Interest rate cap:
Loss recognized in other income, net	$(3)	$(23)

Credit-risk-related Contingent Features:

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.

As of March 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $66,921,000. As of March 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $66,921,000. The Company has not breached any of the provisions as of March 31, 2012.

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

RSUs:

In 2011, a portion of the cash bonuses earned by certain executives in 2010 was deferred, and the method of payment was modified to performance-based RSUs in lieu of cash. The Company granted 169,064 performance-based RSUs to these executives that will vest upon the later to occur of (i) the Company’s achievement of positive funds from operations for a fiscal year and (ii) the Company’s commencement of payment of the preferred stock dividend on a current basis. In February 2012, the Company granted certain employees a target grant of 569,427 performance shares under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 911,083 performance shares), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2012 through December 31, 2014.

The Company recorded compensation expense of $959,000 and $777,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended March 31, 2012 and 2011, respectively. The compensation expense is recorded in corporate expenses on the accompanying consolidated statements of operations. As of March 31, 2012, there was unrecognized compensation expense of $4,630,000 related to nonvested RSUs and $3,451,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.07 years for nonvested RSUs and 2.75 years for performance share awards.

Value Creation Plan:

On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of the Company’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for the payment of up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is less than $4.00 or greater than $20.00. A total of up to one million units issuable under the Company’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the Value Creation Plan to key employees. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by SHR’s stockholders), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On February 21, 2012, the Company adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, no more than 174,828,353 shares of SHR’s common stock will be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan. As of March 31, 2012, all one million VCP Units have been granted under the Value Creation Plan.

Deferral Program:

On June 29, 2011, the Company and its president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount that may be paid pursuant to the Value Creation Plan currently contemplated to be paid in cash within 30 days after the end of each 2012 calendar quarter and to have such Normal Distribution Amount instead be converted into stock units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each stock unit under the Deferral Program will be converted on a one-for-one basis into a share of SHR common stock on January 2, 2014 or if earlier, upon a change of control of the Company or the first business day of the calendar month following six months after Mr. Geller’s termination of employment. In April 2012, Mr. Geller received 1,238,941 Deferral Program stock units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan.

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

The unrecognized compensation expense related to the equity component of the award at March 31, 2012 was $416,000, which is expected to be recognized during 2012. The fair value of the liability component of the award at March 31, 2012 was $26,634,000. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the three months ended March 31, 2012 and 2011 was $7,939,000 and $9,181,000, respectively. In April 2012, the Company paid $18,357,000 pursuant to the Value Creation Plan.

11.	RELATED PARTY TRANSACTIONS

Cory Warning, the son-in-law of Laurence Geller, the Company’s president and chief executive officer, serves as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 and 2011 was $180,353 and $175,100, respectively. Mr. Warning received cash bonuses in 2012 and 2011 of $108,246 and $107,500, respectively. Mr. Warning received grants of RSUs of 4,698 and 13,809, in 2012 and 2011, respectively, and a grant of 9,538 performance share awards in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan.

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

Letters of Credit:

As of March 31, 2012, the Company provided a $250,000 letter of credit related to its office space lease and a $1,600,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.

Construction Contracts:

The Company has executed various contracts related to construction activities. As of March 31, 2012, the Company’s obligations under these contracts amounted to approximately $3,721,000. The construction activities are expected to be completed in 2012.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

As of March 31, 2012 and December 31, 2011, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.

At March 31, 2012 and December 31, 2011, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $462,174,000 and $464,226,000, respectively. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the Four Seasons Washington, D.C. hotel, the Loews Santa Monica Beach Hotel, and the InterContinental Miami hotel approximated the carrying value of $384,000,000 and $375,000,000 at March 31, 2012 and December 31, 2011, respectively.

To calculate the estimated fair value of the remaining variable-rate mortgage debt as of March 31, 2012, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR, as applicable) would be in the range of 350 to 450 basis points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $5,000,000 to $7,000,000 lower than the total carrying value of $212,954,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $2,000,000.

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

The Company estimated the fair value of the debt using a future discounted cash flow analysis based on the use and weighting of multiple market inputs being considered. Based on the frequency and availability of market data, all inputs used to measure the estimated fair value of the debt are Level 2 inputs. The primary sensitivity in these calculations is based on the selection of appropriate discount rates.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate swap and cap agreements have been recorded at their estimated fair values.

14.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

The Company operates in one reportable business segment, hotel ownership. As of March 31, 2012, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
United States	$159,387	$157,059
Mexico	9,930	10,561
Europe	8,962	7,920

Total	$178,279	$175,540

	March 31, 2012	December 31, 2011
Long-lived Assets:
United States	$1,481,453	$1,496,513
Mexico	169,059	169,729
Europe	97,836	97,183

Total	$1,748,348	$1,763,425

15.	MANAGEMENT AGREEMENTS

The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments, including amounts previously recognized as termination liabilities, are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At March 31, 2012 and December 31, 2011, deferred credits of $7,220,000 and $7,431,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.

Asset Management Agreements

The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. For the three months ended March 31, 2012 and 2011, the Company earned $100,000 and $138,000, respectively, in fees under these agreements, which are included in other income, net in the consolidated statements of operations.

16.	SUBSEQUENT EVENTS

In April 2012, SHR completed a public offering of common stock by issuing 18,400,000 shares at a public offering price of $6.50 per share. After underwriting discounts and commissions, SHR raised net proceeds of approximately $114,816,000. These proceeds will be used for general corporate purposes, including, without limitation, reducing the Company’s borrowings under its secured bank credit facility, funding the payment of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. In connection with this offering, SHR’s board of directors approved an increase in the number of shares of common stock that the Company is authorized to issue from 250,000,000 to 350,000,000, and the Company’s charter was amended accordingly.

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

Overview

We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of March 31, 2012.

We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2012. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.

Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.

When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2012, as applicable, unless otherwise noted.

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

Outlook

The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth. RevPAR and occupancy gains continued in the first quarter of 2012, driven by improved demand from both group and transient business.

The first quarter of 2012 represented the ninth consecutive quarter of demand growth and eighth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Asset Definitions” below) located in North America, which excludes hotels acquired in 2011 and hotels owned through unconsolidated affiliates, gained 2.6 percentage points in occupancy, driven by a 5.3% increase in transient room nights and a 4.9% increase in group room nights compared to the quarter ended March 31, 2011. ADR at our hotels increased a strong 5.1% in the first quarter of 2012, as a result of a 7.1% increase in group rate and a 3.3% increase in transient rate, compared to the first quarter of 2011. For the quarter ended March 31, 2012, RevPAR increased 9.4% and Total RevPAR increased 7.7%, compared to the quarter ended March 31, 2011.

Our total United States portfolio of 14 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel, as well as the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels we acquired in March 2011. We believe that providing the operating results on this broader portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended March 31, 2012, RevPAR for our total United States portfolio increased 8.8%, driven by a 5.0% increase in ADR and a 2.3 percentage point increase in occupancy, compared to the quarter ended March 31, 2011.

The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For the first quarter of 2012, occupancy at the Four Seasons Punta Mita Resort declined by 3.1 percentage points leading to a 6.5% decline in RevPAR.

As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, which includes the 14 hotels in our total United States portfolio and the Four Seasons Punta Mita Resort, definite group room nights for 2012 as of March 31, 2012 are up 0.7% compared to the same time last year and are booked at 4.3% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.

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

Balance Sheet Restructuring

Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued an aggregate of 128.3 million shares of common stock in a private offering, two public offerings and in connection with the purchase of assets, raising $658.6 million of new equity.

•	We tendered for and retired our 3.50% Exchangeable Senior Notes (Exchangeable Notes) totaling $180.0 million.

•	We tendered for and purchased approximately 3.2 million shares of preferred stock totaling $86.1 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott Champs Elysees (Paris Marriott), and BuyEfficient generating net proceeds of $70.6 million.

•

We recapitalized our investments in the Hotel del Coronado and the Fairmont Scottsdale Princess hotels and restructured the debt on those properties, reducing our pro-rata share of the debt on these assets from $463.5 million to $212.3 million.

•

We first extended and then replaced our bank credit facility with a new $300.0 million credit facility (which also includes a $100.0 million accordion feature) with an initial maturity date of June 30, 2014, with an option to extend for an additional year, subject to certain conditions.

•

We refinanced $749.5 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $787.8 million, with initial maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these transactions, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.1 billion as of March 31, 2012. As of March 31, 2012, we had approximately $8.2 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had $59.0 million outstanding borrowings on our $300.0 million bank credit facility, including $1.9 million in letters of credit outstanding. Additionally, we had a distribution payable of $78.5 million for unpaid cumulative preferred dividends as of March 31, 2012.

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

Acquisition and Sale of Interests in Consolidated Properties.

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

On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received €11.9 million ($16.9 million) related to the release of the security deposit and other closing adjustments. We expect to receive an additional €1.6 million ($2.1 million).

On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on the March 11, 2011 common share closing price, or approximately $92.4 million.

Unconsolidated Affiliates. On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See “—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture” for further description of this transaction.

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

Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2012 and 2011 exclude the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations.

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

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2012 and 2011 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2012	2011	2012	2011
Revenues:
Rooms	53.0%	52.1%	54.0%	52.8%
Food and beverage	35.0%	35.8%	35.7%	35.7%
Other hotel operating revenue	11.3%	11.4%	9.6%	10.7%
Lease revenue	0.7%	0.7%	0.7%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 56.7% and 53.5% of the rooms sold during the three months ended March 31, 2012 and 2011, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 43.3% and 46.5% of the rooms sold during the three months ended March 31, 2012 and 2011, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.

Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2011 and the first quarter of 2012, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved and luxury hotel demand for the industry is currently at an all-time high, occupancy and ADR metrics for our hotels remain below prior peak periods given the industry is still in the early stages of recovery.

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

For purposes of calculating our Total Portfolio RevPAR for the three months ended March 31, 2012 and 2011, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the three months ended March 31, 2012 and 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2012 and 2011 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2012	2011	2012	2011
Hotel Operating Expenses:
Rooms	19.7%	18.7%	20.3%	19.3%
Food and beverage	32.8%	32.3%	33.3%	32.7%
Other departmental expenses	34.2%	35.6%	33.7%	35.2%
Management fees	3.9%	4.0%	3.8%	3.6%
Other hotel expenses	9.4%	9.4%	8.9%	9.2%

Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•

Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 49.8% and 48.9% of the Total Portfolio total hotel operating expenses for the three months ended March 31, 2012 and 2011, respectively.

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

Common Stock. On April 23, 2012, we completed a public offering of common stock by issuing 18.4 million shares at a public offering price of $6.50 per share. After underwriting discounts and commissions, we raised net proceeds of approximately $114.8 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital.

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

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Operating Results

The following table presents the operating results for the three months ended March 31, 2012 and 2011, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$94,510	$91,470	$3,040	3.3%	$85,908	$77,059	$8,849	11.5%
Food and beverage	62,479	62,882	(403)	(0.6)%	56,716	52,057	4,659	8.9%
Other hotel operating revenue	20,125	19,973	152	0.8%	15,339	15,634	(295)	(1.9)%
Lease revenue	1,165	1,215	(50)	(4.1)%	1,165	1,215	(50)	(4.1)%

Total revenues	178,279	175,540	2,739	1.6%	159,128	145,965	13,163	9.0%

Operating Costs and Expenses:
Hotel operating expenses	144,759	142,439	(2,320)	(1.6)%	129,281	121,018	(8,263)	(6.8)%
Lease expense	1,168	1,196	28	2.3%	1,168	1,196	28	2.3%
Depreciation and amortization	25,490	30,605	5,115	16.7%	24,125	26,338	2,213	8.4%
Corporate expenses	13,810	14,477	667	4.6%	—	—	—	—

Total operating costs and expenses	185,227	188,717	3,490	1.8%	154,574	148,552	(6,022)	(4.1)%

Operating (loss) income	(6,948)	(13,177)	6,229	47.3%	$4,554	$(2,587)	$7,141	276.0%

Interest expense, net	(19,575)	(19,516)	(59)	(0.3)%
Equity in earnings (losses) of unconsolidated affiliates	920	(1,600)	2,520	157.5%
Foreign currency exchange (loss) gain	(5)	139	(144)	(103.6)%
Other income, net	452	3,925	(3,473)	(88.5)%

Loss before income taxes and discontinued operations	(25,156)	(30,229)	5,073	16.8%
Income tax (expense) benefit	(465)	1,648	(2,113)	(128.2)%

Loss from continuing operations	(25,621)	(28,581)	2,960	10.4%
Income from discontinued operations, net of tax	—	162	(162)	(100.0)%

Net loss	(25,621)	(28,419)	2,798	9.8%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	117	138	(21)	(15.2)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	29	595	(566)	(95.1)%

Net loss attributable to SHR	$(25,475)	$(27,686)	$2,211	8.0%

Reconciliation of Same Store Assets Operating Income (Loss) to Total Portfolio Operating Loss:
Same Store Assets operating income (loss)					$4,554	$(2,587)	$7,141	276.0%
Corporate expenses					(13,810)	(14,477)	667	4.6%
Corporate depreciation and amortization					(265)	(299)	34	11.4%
Non-Same Store Assets operating income					2,573	4,186	(1,613)	(38.5)%

Total Portfolio operating loss					$(6,948)	$(13,177)	$6,229	47.3%

Operating Data (1):
Number of hotels	15	16			13	13
Number of rooms	6,356	7,005			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. For the Total Portfolio, rooms revenue increased $3.0 million, or 3.3%, for the three months ended March 31, 2012 from the three months ended March 31, 2011. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	68.1%	66.2%	2.9%
ADR	$252.29	$237.86	6.1%
RevPAR	$171.72	$157.51	9.0%

Our Same Store Assets contributed to an $8.8 million, or 11.5%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the three months ended March 31, 2012 and 2011 are summarized as follows:

	Three Months Ended March 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	67.9%	64.7%	4.9%
ADR	$242.90	$230.99	5.2%
RevPAR	$164.93	$149.48	10.3%

The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 3.19 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions, across all but two of our Same Store Assets for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining demand resulting from safety concerns in Mexico and rooms revenue at the Hyatt Regency La Jolla hotel decreased due to a decrease in group occupancy. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes a $6.8 million increase of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, offset by a $12.6 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.

Food and Beverage. Food and beverage revenue decreased $0.4 million, or 0.6%, for the Total Portfolio when comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. This decrease was primarily due to a $9.6 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by a $4.5 million increase of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. Our Same Store Assets experienced a $4.7 million, or 8.9%, increase in food and beverage revenue for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The primary factor increasing food and beverage revenue at the Same Store Assets was an increase in group occupancy, which generated higher banquet revenue when compared to the prior period, and increased revenue at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan’s Steak House at the InterContinental Chicago hotel.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2012 and 2011, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$28,576	$26,627	$(1,949)	(7.3)%	$26,269	$23,386	$(2,883)	(12.3)%
Food and beverage	47,393	46,007	(1,386)	(3.0)%	43,047	39,595	(3,452)	(8.7)%
Other departmental expenses	49,565	50,673	1,108	2.2%	43,525	42,557	(968)	(2.3)%
Management fees	5,616	5,774	158	2.7%	4,959	4,359	(600)	(13.8)%
Other hotel expenses	13,609	13,358	(251)	(1.9)%	11,481	11,121	(360)	(3.2)%

Total hotel operating expenses	$144,759	$142,439	$(2,320)	(1.6)%	$129,281	$121,018	$(8,263)	(6.8)%

For the Total Portfolio, hotel operating expenses increased by $2.3 million, or 1.6%, for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, primarily due to our Same Store Assets which contributed to an increase of $8.3 million, or 6.8%. For the Same Store Assets, hotel operating expenses were impacted by $4.0 million higher payroll costs resulting from higher occupancy and wage increases at the hotels, $0.9 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan’s Steak House at the InterContinental Chicago hotel, $1.4 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume, and $0.6 million higher management fees. In addition to the increase in the Same Store Assets, the Total Portfolio hotel operating expenses includes an $11.8 million increase of expenses related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011, offset by a $18.0 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.

Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $5.1 million, or 16.7%, for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. This was primarily due to a decrease in depreciation expense of $3.6 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by a $0.7 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $2.2 million primarily due to certain assets becoming fully depreciated.

Corporate Expenses. Corporate expenses decreased $0.7 million, or 4.6%, for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The decrease in corporate expenses is primarily due to costs recognized during the three months ended March 31, 2011 related to the recapitalization of the Hotel del Coronado and the acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels.

Interest Expense, Net. The $0.1 million, or 0.3%, increase in interest expense, net for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011, was primarily due to:

•	a $2.8 million increase in expense related to the mark to market of certain interest rate swaps, partially offset by

•	a $2.1 million decrease attributable to lower average borrowings,

•	a $0.4 million decrease in the amortization of deferred financing costs,

•	a $0.2 million decrease due to the impact of lower average interest rates and a decrease in amortization of interest rate swap costs, and

•	a $0.1 million increase in capitalized interest.

The components of interest expense, net for the three months ended March 31, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Mortgages and other debt	$(17,124)	$(16,874)
Bank credit facility	(738)	(862)
Amortization of deferred financing costs	(903)	(1,280)
Amortization of interest rate swap costs	(2,680)	(5,130)
Mark to market of certain interest rate swaps	1,530	4,366
Interest income	30	32
Capitalized interest	310	232

Total interest expense, net	$(19,575)	$(19,516)

The weighted average debt outstanding for the three months ended March 31, 2012 and 2011 amounted to $1.1 billion and $1.2 billion, respectively. At March 31, 2012, including the effect of interest rate swaps, approximately 92.3% of our total debt had fixed interest rates.

Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present equity in earnings (losses) and certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.

Three months ended March 31, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Four Seasons Residence Club Punta Mita (RCPM)	Total
Equity in earnings (losses)	$2,295	$(1,408)	$33	$920

Depreciation and amortization	1,771	1,969	23	3,763
Interest expense	203	2,948	23	3,174
Income tax (benefit) expense	—	(268)	12	(256)

Three months ended March 31, 2011 (in thousands):

	Hotel del Coronado Venture (2)	Hotel /North Beach Ventures (3)	Four Seasons RCPM	Total
Equity in (losses) earnings	$(1,161)	$(511)	$72	$(1,600)

Depreciation and amortization	1,272	544	23	1,839
Interest expense	1,797	778	26	2,601
Income tax expense (benefit)	92	(669)	27	(550)

(1)	On June 9, 2011, the Fairmont Scottsdale Princess Venture, which consists of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., was formed. See “—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further detail regarding the ownership of the Fairmont Scottsdale Princess hotel.
(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “- Off-Balance Sheet Arrangements—Hotel del Coronado Venture” for further detail regarding the ownership of the Hotel del Coronado.
(3)	These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the developer of a residential condominium-hotel development adjacent to the hotel. See “- Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

We recorded $0.9 million of equity in earnings during the three months ended March 31, 2012, which is a $2.5 million increase from the $1.6 million equity in losses recorded during the three months ended March 31, 2011, primarily due to equity in earnings of $2.3 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate during the second quarter of 2011.

Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $3.5 million for the three months ended March 31, 2012 when compared to the prior period is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient during the first quarter of 2011 and a decrease in asset management fee income, which includes financing and other fees received related to the Hotel del Coronado.

Income Tax Expense. Income tax expense increased $2.1 million, or 128.2%, during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The change in income taxes primarily relates to a $1.8 million deferred tax benefit in the prior period at the InterContinental Chicago hotel. There was no income tax benefit for the three months ended March 31, 2012 due to our acquisition of the noncontrolling interest in the property in June 2011 which resulted in a change in the ownership structure of the InterContinental Chicago hotel.

Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax of $0.2 million for the three months ended March 31, 2011 consisted of the operating results of the Paris Marriott hotel and a $0.3 million state tax refund related to the Hyatt Regency Phoenix hotel, which we sold in 2008.

Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates decreased by $0.6 million for the three months ended March 31, 2012 when compared to the prior period due to the acquisition of the remaining interest in the InterContinental Chicago hotel, which gave us 100% ownership of the hotel in June 2011.

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

Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The new facility will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2012. As of March 31, 2012, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. Additionally, as of March 31, 2012, we had approximately $8.2 million of available corporate level cash.

Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of May 2, 2012, the outstanding borrowings and letters of credit in the aggregate were $1.9 million.

On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under the previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €11.9 million ($16.9 million) related to a security deposit that was released back to us and other closing adjustments. In July 2011, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are exercised (see – “Mortgages and other debt payable” below). On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.8 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.

In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. In February 2009, our board of directors elected to suspend the quarterly dividend to holders of our preferred stock as a measure to preserve liquidity. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends on our preferred stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends), and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the requirements of the Maryland General Corporation Law with respect to the payment of dividends, or the

Maryland Dividend Requirement. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ending June 30, 2012, respectively, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. As of March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ended March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. Subsequent to March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ending June 30, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. The board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

In December 2011, we completed tender offers to purchase a portion of our outstanding preferred stock. We purchased approximately 0.3 million shares of our 8.50% Series A Cumulative Redeemable Preferred Stock for a purchase price of $26.70 per share, approximately 1.0 million shares of our 8.25% Series B Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share, and approximately 1.9 million shares of our 8.25% Series C Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share. We paid the holders approximately $86.1 million in cash, which was without interest or accrued and unpaid dividends.

Capital expenditures for the three months ended March 31, 2012 and 2011 amounted to $7.8 million and $9.6 million, respectively. Included in the 2012 and 2011 amounts were $0.3 million and $0.2 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2012, we expect to spend approximately $29.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $30.0 million to $40.0 million on owner-funded projects, subject to adjustments based on continued evaluation.

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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of March 31, 2012 (in thousands):

	Balance as of March 31, 2012	Remainder of 2012	2013	2014	2015	2016	Thereafter
Mortgages payable
Hyatt Regency La Jolla, LIBOR plus 1.00%	$97,500	$97,500	$—	$—	$—	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	115,454	1,649	113,805	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	—	130,000	—
Fairmont Chicago, 6.09%	97,119	1,952	2,745	2,917	3,099	3,294	83,112
Westin St. Francis, 6.09%	218,579	4,393	6,178	6,564	6,976	7,413	187,055
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	—	1,000	2,000	2,000	2,000	103,000
InterContinental Miami, LIBOR plus 3.50%	85,000	—	—	422	889	952	82,737
InterContinental Chicago, 5.61%	145,000	—	943	1,969	2,082	2,202	137,804

Total mortgages payable (1)	998,652	105,494	124,671	13,872	15,046	145,861	593,708
Other debt, 5.00% (2)	1,476	—	1,476	—	—	—	—

Total mortgages and other debt payable	$1,000,128	$105,494	$126,147	$13,872	$15,046	$145,861	$593,708

(1)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at March 31, 2012.
(2)	The North Beach Venture (see “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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

On April 23, 2012, we issued 18.4 million shares of common stock in a public offering at a public offering price of $6.50 per share and raised net proceeds of approximately $114.8 million. On March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.

We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities

As of March 31, 2012, we had 2,404,007 restricted stock units (RSUs) outstanding, of which 681,266 were vested. In addition, as of March 31, 2012, we had 669,797 options to purchase shares of our common stock (Options) outstanding.

The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2011 to March 31, 2012 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2011	185,627,199	853,461	186,480,660
RSUs redeemed for shares of our common stock	240,465	—	240,465

Outstanding at March 31, 2012	185,867,664	853,461	186,721,125

Cash Flows

Operating Activities. Net cash used in operating activities was $0.3 million for the three months ended March 31, 2012 and net cash provided by operating activities was $3.7 million for the three months ended March 31, 2011. Cash flows from operations decreased from 2011 to 2012 primarily due to working capital changes.

Investing Activities. Net cash used in investing activities was $18.6 million and $40.1 million for the three months ended March 31, 2012 and 2011, respectively. The significant investing activities during these periods are summarized below:

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the three months ended March 31, 2012.

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the three months ended March 31, 2011.

•	We paid $57.4 million related to the recapitalization of the Hotel and North Beach Ventures during the three months ended March 31, 2011.

•

We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the three months ended March 31, 2011.

•

We disbursed $7.8 million and $9.6 million during the three months ended March 31, 2012 and 2011, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

Financing Activities. Net cash provided by financing activities was $4.6 million and $21.6 million for the three months ended March 31, 2012 and 2011, respectively. The significant financing activities during these years are summarized below:

•	We received proceeds from a private placement, net of offering costs, of approximately $49.7 million during the three months ended March 31, 2011.

•

During the three months ended March 31, 2012, we had net borrowings of $9.0 million on our bank credit facility. During the three months ended March 31, 2011, we made net payments of $21.0 million on our bank credit facility.

•	During the three months ended March 31, 2012 and 2011, we made payments of $3.7 million and $1.6 million, respectively, on mortgages and other debt.

•	We paid $3.9 million to terminate interest rate swaps during the three months ended March 31, 2011.

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

In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends, and a sum sufficient for the payment of the Unpaid Dividends has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. However, the Unpaid Dividends are not payable until June 29, 2012, are payable to holders of record as of the close of business on June 15, 2012 and are contingent upon our ability to meet, on the June 29, 2012 Unpaid Dividends payment date, the Maryland Dividend Requirement. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ending June 30, 2012, respectively, payable on June 29, 2012, to holders of record as of the close of business on June 15, 2012, contingent upon our ability to meet the Maryland Dividend Requirement on such payment date. As of March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ended March 31, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter. Subsequent to March 31, 2012, a sum sufficient for the payment of the preferred dividends for the quarter ending June 30, 2012 has been set apart for payment through the recording of a distribution payable in accordance with the terms of our charter.

Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment and no projected taxable distribution requirement. Based on our current forecasts, we would not be required to make any common share distributions during 2012 in order to maintain our REIT status.

The board of directors continues to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.

Contractual Obligations

The following table summarizes our future payment obligations and commitments as of March 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,059,128	$105,494	$214,065	$421,377	$318,192
Interest on long-term debt obligations (3)	316,324	52,899	174,935	57,357	31,133
Operating lease obligations—ground leases and office space	9,199	515	2,147	1,351	5,186
Operating leases –Marriott Hamburg	90,562	3,722	14,887	9,925	62,028
Construction contracts	3,721	3,721	—	—	—

Total	$1,478,934	$166,351	$406,034	$490,010	$416,539

(1)	These amounts represent obligations that are due within fiscal year 2012.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2012 and includes the effect of our interest rate swaps.

Reserve Funds for Capital Expenditures

We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of March 31, 2012, $20.6 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

Off-Balance Sheet Arrangements

Fairmont Scottsdale Princess Venture

We have agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), that form FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) to own the Fairmont Scottsdale Princess hotel. We have a 50% ownership interest in the Fairmont Scottsdale Princess Venture and account for our investment under the equity method of accounting. We jointly control the venture with Walton Street and serve as the managing member. We also serve as the hotel’s asset manager and earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% of total revenues during years three and four, and 1.5% of total revenues thereafter, as well as certain project management fees. In connection with the Fairmont Scottsdale Princess Venture, we are entitled to certain promote payments after Walton Street achieves a specified return.

The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $29.0 million and $27.4 million as of March 31, 2012 and December 31, 2011, respectively. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $2.3 million for the three months ended March 31, 2012.

Hotel and North Beach Ventures

Prior to February 4, 2011, we had a 45.0% ownership interest in the Hotel Venture, the then owner of the Hotel del Coronado in San Diego, California, and the North Beach Venture, the owner of an adjacent residential condominium-hotel development. We accounted for our investments in the Hotel and North Beach Ventures under the equity method of accounting. We recognized equity in losses related to the Hotel and North Beach Ventures of $0.5 million for the period from January 1, 2011 through February 3, 2011.

Hotel del Coronado Venture

On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the remaining members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $93.4 million and $94.9 million as of March 31, 2012 and December 31, 2011, respectively. Our equity in losses of the Hotel del Coronado Venture was $1.4 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.

The Hotel del Coronado Venture has $425.0 million of mortgage and mezzanine loans that mature March 2013 with three, one-year extension options, subject to certain conditions. After the third year of the loans, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Interest is payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.0% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loans.

Four Seasons RCPM

We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2012 and December 31, 2011, our investment in the unconsolidated affiliate amounted to $3.8 million. Our equity in earnings of the unconsolidated affiliate was $33,000 and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

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

There were no indicators of potential impairment during the three months ended March 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to March 31, 2012. Any such adjustments could be material, but will be non-cash.

Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.

There were no indicators of potential impairment during the three months ended March 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to March 31, 2012. Any such adjustments could be material, but will be non-cash.

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

There were no indicators of potential impairment during the three months ended March 31, 2012 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to March 31, 2012. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the three months ended March 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to March 31, 2012. Any such adjustments could be material, but will be non-cash.

•

Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the three months ended March 31, 2011.

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

New Accounting Guidance

In September 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. We adopted the new guidance on January 1, 2012 and the adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued new guidance that amends current comprehensive income guidance. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Additionally, the guidance requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. We adopted the new guidance on January 1, 2012, except for the presentation requirements for reclassification adjustments, which has been deferred indefinitely. The adoption of the new guidance did not have a material impact on our financial statements.

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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to SHR common shareholders	$(31,516)	$(35,407)
Depreciation and amortization	25,490	30,605
Interest expense	19,605	19,548
Income taxes – continuing operations	465	(1,648)
Income taxes – discontinued operations	—	359
Noncontrolling interests	(117)	(138)
Adjustments from consolidated affiliates	(1,257)	(1,329)
Adjustments from unconsolidated affiliates	6,682	3,890
Preferred shareholder dividends	6,041	7,721

EBITDA	25,393	23,601
Realized portion of deferred gain on sale leaseback – continuing operations	(51)	(53)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(1,152)
Gain on sale of assets – continuing operations	—	(2,640)
Gain on sale of assets – discontinued operations	—	(14)
Foreign currency exchange loss (gain) – continuing operations	5	(139)
Foreign currency exchange gain – discontinued operations	—	(58)
Adjustment for Value Creation Plan	7,939	9,181

Comparable EBITDA	$33,286	$28,726

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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended March 31,
	2012	2011
Net loss attributable to SHR common shareholders	$(31,516)	$(35,407)
Depreciation and amortization	25,490	30,605
Corporate depreciation	(265)	(299)
Gain on sale of assets – continuing operations	—	(2,640)
Gain on sale of assets – discontinued operations	—	(14)
Realized portion of deferred gain on sale leaseback – continuing operations	(51)	(53)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(1,152)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	359
Noncontrolling interests adjustments	(133)	(157)
Adjustments from consolidated affiliates	(667)	(1,561)
Adjustments from unconsolidated affiliates	3,764	1,839

FFO	(3,378)	(8,480)
Redeemable noncontrolling interests	16	19

FFO – Fully Diluted	(3,362)	(8,461)
Non-cash mark to market of interest rate swaps	(1,530)	(4,366)
Foreign currency exchange loss (gain) – continuing operations	5	(139)
Foreign currency exchange gain – discontinued operations	—	(58)
Adjustment for Value Creation Plan	7,939	9,181

Comparable FFO	$3,052	$(3,843)

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

See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2012.

As of March 31, 2012, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.1 billion, of which approximately 92.3% was fixed-rate debt when including the effect of interest rate swaps.

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

For the three months ended March 31, 2012, approximately 10.6% of our total revenues, were generated outside of the United States, with approximately 4.4% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), approximately 5.6% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10.0% during the three months ended March 31, 2012, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Increase in total revenues	$1.0	$0.8	$0.1	$1.9
Increase in operating income	$0.2	$—	$—	$0.2

Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of March 31, 2012, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $3.0 million from the amounts reported.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2012, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 1A.	RISK FACTORS.

There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $78,540,000.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.

May 3, 2012	By:	/s/ Laurence S. Geller
Laurence S. Geller President, Chief Executive Officer and Director (principal executive officer)

May 3, 2012	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1.a	Articles of Amendment and Restatement of the Company (filed as Exhibit 3.1 to the Company’s Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

3.1.b	Articles of Amendment relating to the Company’s name change to Strategic Hotels & Resorts, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 15, 2006 and incorporated herein by reference).

3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.1.d	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 19, 2012 and incorporated herein by reference).

3.1.e	Articles Supplementary relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.f	Certificate of Correction relating to the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

3.1.g	Articles Supplementary relating to the Company’s 8.25% Series B Cumulative Redeemable Preferred Stock (filed as Exhibit 3.5 to the Company’s Form 8-A (File No. 001-32223), filed with the SEC on January 13, 2006 and incorporated herein by reference).

3.1.h	Articles Supplementary relating to the Company’s 8.25% Series C Cumulative Redeemable Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 21, 2006 and incorporated herein by reference).

3.1.i	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

3.1.j	Articles Supplementary relating to the Company’s Series D Junior Participating Preferred Stock (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

+ 10.1	Amendment No. 1 to the Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+ 10.2	Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for Laurence S. Geller (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+ 10.3	Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for executives other than Laurence S. Geller (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+ 10.4	Stock Unit Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for Laurence S. Geller (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+ 10.5	Form of Stock Unit Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for executives other than Laurence S. Geller (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+ 10.6	Form of 2012 Performance Share Award Deferral Election (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

* 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Forward-Looking Information and Risk Factors.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a mangagement contract or compensatory plan or arrangement.
*	Filed herewith.

**	This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.
***	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.

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