Form 10-Q
period 2012-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2012-08-07
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-32223
STRATEGIC HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Maryland	33-1082757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Madison Street, Suite 1700, Chicago, Illinois	60606-3415
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (312) 658-5000
______________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 6, 2012 was 204,308,710.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$1,661,252	$1,692,431
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $9,754 and $8,915	30,147	30,635
Investment in unconsolidated affiliates	119,354	126,034
Cash and cash equivalents	76,180	72,013
Restricted cash and cash equivalents	46,243	39,498
Accounts receivable, net of allowance for doubtful accounts of $1,547 and $1,698	54,135	43,597
Deferred financing costs, net of accumulated amortization of $5,309 and $3,488	9,044	10,845
Deferred tax assets	1,964	2,230
Prepaid expenses and other assets	40,864	29,047
Total assets	$2,079,542	$2,086,689
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable	$995,817	$1,000,385
Bank credit facility	50,000	50,000
Accounts payable and accrued expenses	228,936	249,179
Distributions payable	—	72,499
Deferred tax liabilities	47,509	47,623
Total liabilities	1,322,262	1,419,686
Noncontrolling interests in SHR’s operating partnership	5,513	4,583
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $103,704 and $130,148 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 and $112,755 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,693 and $119,377 in the aggregate)	92,489	92,489
Common shares ($0.01 par value per share; 350,000,000 and 250,000,000 common shares authorized; 204,308,710 and 185,627,199 common shares issued and outstanding)	2,043	1,856
Additional paid-in capital	1,738,416	1,634,067
Accumulated deficit	(1,213,052)	(1,190,621)
Accumulated other comprehensive loss	(62,853)	(70,652)
Total SHR’s shareholders’ equity	744,102	654,198
Noncontrolling interests in consolidated affiliates	7,665	8,222
Total equity	751,767	662,420
Total liabilities, noncontrolling interests and equity	$2,079,542	$2,086,689
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rooms	$110,132	$108,812	$204,642	$200,282
Food and beverage	71,931	74,441	134,410	137,323
Other hotel operating revenue	18,173	19,948	38,298	39,921
Lease revenue	1,165	1,277	2,330	2,492
Total revenues	201,401	204,478	379,680	380,018
Operating Costs and Expenses:
Rooms	29,983	29,818	58,559	56,445
Food and beverage	48,317	50,658	95,710	96,665
Other departmental expenses	51,084	53,825	100,649	104,498
Management fees	6,214	6,550	11,830	12,324
Other hotel expenses	12,763	13,467	26,372	26,825
Lease expense	1,143	1,257	2,311	2,453
Depreciation and amortization	25,277	30,091	50,767	60,696
Corporate expenses	2,866	11,957	16,676	26,434
Total operating costs and expenses	177,647	197,623	362,874	386,340
Operating income (loss)	23,754	6,855	16,806	(6,322)
Interest expense	(19,080)	(25,762)	(38,685)	(45,310)
Interest income	50	51	80	83
Loss on early extinguishment of debt	—	(838)	—	(838)
Loss on early termination of derivative financial instruments	—	(29,242)	—	(29,242)
Equity in (losses) earnings of unconsolidated affiliates	(717)	(2,799)	203	(4,399)
Foreign currency exchange (loss) gain	(168)	147	(173)	286
Other income, net	477	436	929	4,361
Income (loss) before income taxes and discontinued operations	4,316	(51,152)	(20,840)	(81,381)
Income tax (expense) benefit	(350)	(1,060)	(815)	588
Income (loss) from continuing operations	3,966	(52,212)	(21,655)	(80,793)
(Loss) income from discontinued operations, net of tax	(535)	101,034	(535)	101,196
Net Income (Loss)	3,431	48,822	(22,190)	20,403
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(8)	(224)	109	(86)
Net income attributable to the noncontrolling interests in consolidated affiliates	(379)	(1,338)	(350)	(743)
Net Income (Loss) Attributable to SHR	3,044	47,260	(22,431)	19,574
Preferred shareholder dividends	(6,042)	(7,722)	(12,083)	(15,443)
Net (Loss) Income Attributable to SHR Common Shareholders	$(2,998)	$39,538	$(34,514)	$4,131
Amounts Attributable to SHR:
Income (loss) from continuing operations	$3,579	$(53,309)	$(21,896)	$(81,156)
(Loss) income from discontinued operations	(535)	100,569	(535)	100,730
Net income (loss)	$3,044	$47,260	$(22,431)	$19,574
Basic and Diluted (Loss) Income Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.01)	$(0.35)	$(0.18)	$(0.58)
(Loss) income from discontinued operations attributable to SHR common shareholders	—	0.57	—	0.60
Net (loss) income attributable to SHR common shareholders	$(0.01)	$0.22	$(0.18)	$0.02
Weighted average common shares outstanding	202,021	176,141	194,979	166,820
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income (Loss)	$3,431	$48,822	$(22,190)	$20,403
Other comprehensive income:
Gain (loss) on currency translation adjustments	283	(5,264)	293	(7,907)
Gain on derivatives and other activity	2,349	27,848	7,506	37,223
Other comprehensive income	2,632	22,584	7,799	29,316
Comprehensive Income (Loss)	6,063	71,406	(14,391)	49,719
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(19)	(328)	74	(222)
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(379)	(1,338)	(350)	(743)
Comprehensive Income (Loss) Attributable to SHR	$5,665	$69,740	$(14,667)	$48,754
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net (loss) income	$(22,190)	$20,403
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense (benefit)	152	(2,288)
Depreciation and amortization	50,767	60,696
Amortization of deferred financing and interest rate swap costs	6,445	12,361
Loss on early extinguishment of debt	—	838
Loss on early termination of derivative financial instruments	—	29,242
Equity in (earnings) losses of unconsolidated affiliates	(203)	4,399
Share-based compensation	7,501	17,973
Gain on sale of assets	—	(103,605)
Foreign currency exchange loss (gain)	708	(337)
Recognition of deferred gains	(101)	(1,323)
Mark to market of derivative financial instruments	(2,717)	(1,633)
Increase in accounts receivable	(12,074)	(10,646)
Increase in other assets	(2,214)	(2,689)
Decrease in accounts payable and accrued expenses	(17,602)	(8,187)
Net cash provided by operating activities	8,472	15,204
Investing Activities:
Proceeds from sale of investments	—	9,000
Proceeds from sale of assets	1,991	55,280
Cash received from unconsolidated affiliates	6,883	780
Unconsolidated affiliates recapitalization	—	(92,703)
Unrestricted cash acquired through acquisition and recapitalization	—	30,600
Unrestricted cash sold or contributed	—	(6,935)
Increase in security deposits related to sale-leasebacks	—	(1,270)
Acquisition of note receivable	(9,457)	—
Capital expenditures	(18,111)	(24,546)
Increase in restricted cash and cash equivalents	(7,200)	(6,377)
Net cash used in investing activities	(25,894)	(36,171)
Financing Activities:
Proceeds from issuance of common stock	119,600	50,000
Equity issuance costs	(5,501)	(531)
Preferred stock tender costs	(54)	—
Borrowings under bank credit facility	79,000	317,500
Payments on bank credit facility	(79,000)	(218,000)
Payments on mortgages and other debt	(5,758)	(78,135)
Acquisition of noncontrolling interest in consolidated affiliates	—	(19,402)
Debt financing costs	—	(5,132)
Distributions to preferred shareholders	(84,582)	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(841)	(16)
Interest rate swap costs	—	(33,340)
Other financing activities	(782)	(559)
Net cash provided by financing activities	22,082	12,385
Effect of exchange rate changes on cash	(493)	3,367
Net change in cash and cash equivalents	4,167	(5,215)
Change in cash of assets held for sale	—	2,999
Cash and cash equivalents, beginning of period	72,013	78,842
Cash and cash equivalents, end of period	$76,180	$76,626
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Six Months Ended June 30,
	2012	2011
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties	$—	$89,273
Acquisition of noncontrolling interest	$—	$70,300
Gain on mark to market of derivative instruments (see notes 2 and 9)	$(2,868)	$(9,783)
(Decrease) increase in capital expenditures recorded as liabilities	$(43)	$1,799
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$34,277	$35,280
Income taxes, net of refunds	$(419)	$2,163
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2012, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2012. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of June 30, 2012, SH Funding owned interests in or leased the following 17 hotels:

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If the Company determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then the Company will consolidate the entity. For entities that are not considered VIEs, the Company consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2012, SH Funding owned the following interests in unconsolidated affiliates, which are accounted for using the equity method of accounting: an interest in the unconsolidated affiliate that owns the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), an interest in the unconsolidated affiliate that owns the Hotel del Coronado (Hotel del Coronado Venture), and an interest in the unconsolidated affiliate that owns the Four Seasons Residence Club Punta Mita (RCPM) (see note 5). At June 30, 2012, SH Funding also owned an 85.8% controlling interest in SHC KSL Partners, LP, that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40.0% interest in the Hotel del Coronado Venture (see note 5), and a controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements.
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
Restricted Cash and Cash Equivalents:
At June 30, 2012 and December 31, 2011, restricted cash and cash equivalents included $21,499,000 and $19,135,000 respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2012 and December 31, 2011, restricted cash and cash equivalents also included reserves of $24,744,000 and $20,363,000, respectively, required by loan and other agreements.
Income Taxes:
SHR has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its annual taxable income to its shareholders and complies with certain other requirements. As a REIT, SHR is subject to a number of organizational and operational requirements. If it fails to qualify as a REIT in any taxable year, SHR will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if it qualifies for taxation as a REIT, it may be subject to foreign, state and local income taxes and to U.S. federal income tax and excise tax on its undistributed income. In addition, taxable income from SHR’s taxable REIT subsidiaries is subject to federal, foreign, state and local income taxes. Also, the foreign countries where the Company has operations do not recognize REITs under their respective tax laws. Accordingly, the Company is subject to tax in those jurisdictions.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2012 and 2011, income tax (expense) benefit related to continuing operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current tax (expense):
Europe	$(189)	$(42)	$(230)	$(48)
Mexico	—	(405)	—	(629)
United States	(123)	—	(433)	(1,402)
	(312)	(447)	(663)	(2,079)
Deferred tax (expense) benefit:
Mexico	(156)	366	(580)	227
United States	118	(979)	428	2,440
	(38)	(613)	(152)	2,667
Total income tax (expense) benefit	$(350)	$(1,060)	$(815)	$588
Per Share Data:
Basic (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted (loss) income per share is computed by dividing the net (loss) income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 10) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income (loss) from continuing operations attributable to SHR	$3,579	$(53,309)	$(21,896)	$(81,156)
Preferred shareholder dividends	(6,042)	(7,722)	(12,083)	(15,443)
Loss from continuing operations attributable to SHR common shareholders	$(2,463)	$(61,031)	$(33,979)	$(96,599)
Denominator:
Weighted average common shares – basic and diluted	202,021	176,141	194,979	166,820
Securities that could potentially dilute basic (loss) income per share in the future that are not included in the computation of diluted (loss) income per share because they are anti-dilutive as of June 30, 2012 and 2011 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2012	2011	2012	2011
Noncontrolling interests	853	853	853	853
Options, RSUs and Deferral Program Stock Units	2,609	3,186	2,609	3,186

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of June 30, 2012 and 2011 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive income	7,543	256	7,799
Balance at June 30, 2012	$(41,967)	$(20,886)	$(62,853)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Other comprehensive income (loss)	37,223	(7,907)	29,316
Balance at June 30, 2011	$(57,710)	$(20,138)	$(77,848)
New Accounting Guidance:
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, the new guidance is not expected to materially impact the Company's financial statements.
In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The Company adopted the new guidance on January 1, 2012 and the guidance did not have a material impact on the Company’s financial statements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of June 30, 2012 and December 31, 2011, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	June 30, 2012	December 31, 2011
Land	$334,048	$334,048
Land held for development	103,089	103,089
Leasehold interest	11,633	11,633
Buildings	1,316,756	1,316,029
Building and leasehold improvements	80,134	80,134
Site improvements	29,206	29,205
Furniture, fixtures and equipment	443,062	431,502
Improvements in progress	21,545	14,726
Total investment in hotel properties	2,339,473	2,320,366
Less accumulated depreciation	(678,221)	(627,935)
Total investment in hotel properties, net	$1,661,252	$1,692,431
Consolidated hotel properties	14	14
Consolidated hotel rooms	6,078	6,078
Note Receivable
In January 2012, the Company acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10,507,000, of which $1,050,000 was paid as an escrow deposit during the year ended December 31, 2011.

4. DISCONTINUED OPERATIONS
The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of (loss) income from discontinued operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Hotel operating revenues	$—	$938	$—	$9,743
Operating costs and expenses	—	828	—	9,510
Operating income	—	110	—	233
Foreign currency exchange (loss) gain	(535)	(7)	(535)	51
Other income, net	—	—	—	326
Income tax expense	—	(20)	—	(379)
Gain on sale	—	100,951	—	100,965
(Loss) income from discontinued operations	$(535)	$101,034	$(535)	$101,196
Assets Sold:
Paris Marriott Champs Elysees (Paris Marriott)
On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received an additional €13,500,000 ($18,901,000) related to the release of the security deposit and other closing adjustments, of which €1,600,000 ($1,991,000) was received in the second quarter of 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of June 30, 2012 and December 31, 2011 includes the following (in thousands):

	June 30, 2012	December 31, 2011
Fairmont Scottsdale Princess Venture (a)	$28,534	$27,367
Hotel del Coronado Venture (b)	86,829	94,876
RCPM (c)	3,991	3,791
Total investment in unconsolidated affiliates	$119,354	$126,034

(a)
The Company has 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture). The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company also serves as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $183,000 and $11,000 for the three months ended June 30, 2012 and 2011, respectively, and $386,000 and $11,000 for the six months ended June 30, 2012 and 2011, respectively, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 2013 with an option for an extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)
SHC KSL Partners, LP, a consolidated affiliate of the Company, has an ownership interest in BSK Del Partners, L.P. (Hotel del Coronado Venture) that owns the Hotel del Cornado. An unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone) is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest, and the Company, through its ownership interest in SHC KSL Partners, LP, is a limited partner with an indirect 34.3% ownership interest. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, SHC KSL Partners, LP earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $218,000 and $221,000 for the three months ended June 30, 2012 and 2011, respectively, and $414,000 and $1,514,000 for the six months ended June 30, 2012 and 2011, respectively, which are included in other income, net on the consolidated statements of operations.

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

(c)
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, on the percentage not owned by the Company. These fees amounted to $58,000 and $13,000 for the three months ended June 30, 2012 and 2011, respectively, and $71,000 and $33,000 for the six months ended June 30, 2012 and 2011, respectively, and are included in other income, net in the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 (in thousands):

	June 30, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$711,150	$719,231
Intangible assets, net	43,002	43,616
Cash and cash equivalents	22,147	35,251
Restricted cash and cash equivalents	30,077	31,844
Prepaid expenses and other assets	35,992	31,297
Total assets	$842,368	$861,239
Liabilities and Partners’ Equity
Mortgage and other debt payable	$558,000	$558,000
Other liabilities	50,458	52,274
Partners’ equity	233,910	250,965
Total liabilities and partners’ equity	$842,368	$861,239

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Hotel operating revenue	$53,657	$34,338	$111,483	$62,600
Residential sales	6,441	905	7,630	2,543
Total revenues	60,098	35,243	119,113	65,143
Expenses
Hotel operating expenses	39,664	24,630	80,615	45,591
Residential costs of sales	4,457	298	4,873	839
Depreciation and amortization	8,574	5,826	17,116	10,289
Other operating expenses	1,781	2,193	2,936	4,071
Total operating expenses	54,476	32,947	105,540	60,790
Operating income	5,622	2,296	13,573	4,353
Interest expense, net	(7,967)	(7,702)	(15,988)	(14,256)
Other (expenses) income, net	(56)	(1,039)	62	(1,557)
Net loss	$(2,401)	$(6,445)	$(2,353)	$(11,460)
Equity in (losses) earnings in unconsolidated affiliates
Net loss	$(2,401)	$(6,445)	$(2,353)	$(11,460)
Partners’ share of loss of unconsolidated affiliates	1,316	3,585	1,711	6,474
Adjustments for basis differences, taxes and intercompany eliminations	368	61	845	587
Total equity in (losses) earnings of unconsolidated affiliates	$(717)	$(2,799)	$203	$(4,399)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $50,000 and $56,000 of the deferred gain for the three months ended June 30, 2012 and 2011, respectively, and for the six months ended June 30, 2012 and 2011, recognized $101,000 and $109,000, respectively. As of June 30, 2012 and December 31, 2011, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,504,000 and $3,655,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,719,000 (adjusting by an index formula) ($4,709,000 based on the foreign exchange rate as of June 30, 2012) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at June 30, 2012 and December 31, 2011 was $2,406,000 and $2,462,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Prior to the sale of the leasehold interest, the Company recognized $62,000 as amortization of the deferred gain in (loss) income from discontinued operations as a reduction to lease expense for the three months ended June 30, 2011, and $1,214,000 for the six months ended June 30, 2011. When the sale of the leasehold interest closed, the remaining unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in (loss) income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in (loss) income from discontinued operations, in the Company’s consolidated statements of operations.
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
Mortgages and other debt payable at June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Current Maturity	June 30, 2012	December 31, 2011
Hyatt Regency La Jolla	1.00%	September 2012	$97,500	$97,500
Marriott London Grosvenor Square	1.10%	October 2013	113,226	113,659
Four Seasons Washington, D.C. (b)	3.15%	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel (b)	3.85%	July 2015	110,000	110,000
InterContinental Miami (b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	96,478	97,750
Westin St. Francis	Fixed	June 2017	217,137	220,000
InterContinental Chicago	Fixed	August 2021	145,000	145,000
Total mortgages payable (c)			994,341	998,909
Other debt (d)	Fixed	January 2013	1,476	1,476
Total mortgages and other debt payable			$995,817	$1,000,385

(a)	Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.25% at June 30, 2012) for all

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

mortgage loans except for those secured by the Marriott London Grosvenor Square (£72,100,000 and £73,130,000 at June 30, 2012 and December 31, 2011, respectively), the Fairmont Chicago, the Westin St. Francis and the InterContinental Chicago hotels. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.90% at June 30, 2012). Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

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

(c)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2012.

(d)
The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in other assets on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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
The interest rate at June 30, 2012 was 3.25% and the weighted average interest rate for the three and six months ended June 30, 2012 was 3.26% and 3.27%, respectively. At June 30, 2012, maximum availability under the bank credit facility was $300,000,000 and there was $50,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $1,850,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of June 30, 2012 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2012 (remainder)	$103,380
2013	123,950
2014	13,872
2015	65,046
2016	145,861
Thereafter	593,708
Total	$1,045,817
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $369,000 and $314,000 for the three months ended June 30, 2012 and 2011, respectively, and $679,000 and $546,000 for the six months ended June 30, 2012, and 2011, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $904,000 and $642,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,807,000 and $1,922,000 for the six months ended June 30, 2012 and 2011, respectively.

8. EQUITY AND DISTRIBUTION ACTIVITY
Common Shares:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2011 (excluding 853,461 units of SH Funding (OP Units) outstanding at June 30, 2012 and December 31, 2011, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2011	185,627
RSUs redeemed for shares of SHR common stock	282
Common stock issued	18,400
Outstanding at June 30, 2012	204,309
Common Stock
In April 2012, SHR completed a public offering of common stock by issuing 18,400,000 shares at a public offering price of $6.50 per share. After underwriting discounts and commissions and transaction expenses, SHR raised net proceeds of approximately $114,099,000. These proceeds were used for general corporate purposes, including, without limitation, reducing the Company’s borrowings under its secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. In connection with this offering, SHR’s board of directors approved an increase in the number of shares of common stock that SHR is authorized to issue from 250,000,000 to 350,000,000, and SHR’s charter was amended accordingly.
As of June 30, 2012, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Stockholder Rights Plan
In November 2008, SHR’s board of directors adopted a stockholder rights plan. Under the plan, SHR declared a dividend of one preferred share purchase right (Right) for each outstanding share of SHR common stock. The dividend was payable on November 28, 2008 to the stockholders of record as of the close of business on November 28, 2008. Each Right will allow its holder to purchase from SHR one thousandth of a share of a new series of SHR participating preferred stock for $20.00, once the Rights become exercisable. The Rights will become exercisable and will separate from SHR’s common stock only upon the occurrence of certain events. On November 24, 2009, SHR entered into an amendment to extend the stockholder rights plan

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through November 30, 2012, unless the rights are earlier redeemed or amended by SHR’s board of directors.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.
Preferred Stock:
SHR’s charter provides that it may issue up to 150,000,000 shares of preferred stock, $0.01 par value per share. SHR’s 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock, and 8.25% Series C Cumulative Redeemable Preferred Stock have perpetual lives and SHR may redeem them at $25.00 per share plus accrued distributions.
Distributions
Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of SHR’s Series A Cumulative Redeemable Preferred Stock, Series B Cumulative Redeemable Preferred Stock and Series C Cumulative Redeemable Preferred Stock. Dividends on the preferred stock are cumulative.
In connection with the preferred stock tender offers in the fourth quarter of 2011, SHR’s board of directors authorized, and SHR declared, the payment of accrued and unpaid dividends on its preferred stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends). The Unpaid Dividends were paid on June 29, 2012 to holders of record as of June 15, 2012. In February 2012 and May 2012, SHR’s board of directors authorized, and SHR declared, the payment of preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of June 15, 2012.
On June 29, 2012, SHR paid dividends on its preferred stock as follows:

	Distribution (in thousands)	Per Share
8.50% Series A Cumulative Redeemable Preferred Stock	$30,852	$7.44
8.25% Series B Cumulative Redeemable Preferred Stock	$26,099	$7.22
8.25% Series C Cumulative Redeemable Preferred Stock	$27,631	$7.22
Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
Common shares issued	113,574	—	113,574	525
RSUs redeemed for common shares	2	—	2
Net (loss) income	(22,431)	350	(22,081)	(109)
CTA	292	—	292	1
Derivatives and other activity	7,472	—	7,472	34
Share-based compensation	3,593	—	3,593	18
Distributions	(12,083)	(841)	(12,924)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(715)	—	(715)	715
Other	254	(66)	188	(254)
Balance at June 30, 2012	$744,102	$7,665	$751,767	$5,513

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	211,180	—	211,180	1,004
RSUs redeemed for common shares	2	—	2	—
Net income	19,574	743	20,317	86
CTA	(7,870)	—	(7,870)	(37)
Derivatives and other activity	37,050	—	37,050	173
Share-based compensation	10,264	—	10,264	47
Distributions	—	(16)	(16)	—
Redemption value adjustment	(522)	—	(522)	522
Noncontrolling interests assumed	—	10,725	10,725	—
Acquisition of noncontrolling interest	(63,601)	(26,581)	(90,182)	—
Other	802	225	1,027	(802)
Balance at June 30, 2011	$827,141	$10,178	$837,319	$6,043

(a)
The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into shares of SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of June 30, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,513,000 (based on the June 29, 2012 SHR common share closing price of $6.46) and $4,583,000 (based on the December 30, 2011 SHR common share closing price of $5.37), respectively. As of June 30, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $6,043,000 (based on the June 30, 2011 SHR common share closing price of $7.08) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively.

9. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, equity in earnings (losses) of unconsolidated affiliates, loss on early extinguishment of debt, or (loss) income from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of June 30, 2012. The Company reclassified its derivative financial instruments from Level 3 to Level 2 as unobservable inputs to the valuation model became insignificant during the six months ended June 30, 2012. As of June 30, 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $20,760,000 will be reclassified as an increase to interest expense.
As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£72,100
At June 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at June 30, 2012 and December 31, 2011, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £72,100,000 and £73,130,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
Termination and De-designation of Cash Flow Hedges
On June 20, 2011, the Company terminated five interest rates swaps and recorded a charge of $27,257,000 in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. In addition, the Company de-designated one interest rate swap as a cash flow hedge and recorded a charge of $1,985,000 in loss on early termination of derivative financial instruments in the consolidated statements of operations for the three and six months ended June 30, 2011. In February 2011, the Company terminated three interest rate swaps with no immediate charges to earnings.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate cap	1	$130,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At June 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s interest rate cap agreements was $130,000,000 and $324,750,000, respectively. The Company’s current interest rate cap has a LIBOR strike rate of 4.00% and a maturity date of July 2013.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(39,687)	$(42,527)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(21,151)	$(23,867)
Interest rate cap	Accounts payable and accrued expenses	$—	$—
The following table reflects transfers out of Level 3 for all derivative financial instruments categorized as Level 3 as of January 1, 2012 (in thousands):

	Beginning Balance	Transfers Out of Level 3	Ending Balance
Interest rate swaps	(66,394)	$66,394	$—

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of June 30, 2012. The following table reflects changes in interest rate swap liabilities categorized as Level 2 for the six months ended June 30, 2012 (in thousands):

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	5,556
Balance as of June 30, 2012	$(60,838)
The Company did not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of June 30, 2011. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the six months ended June 30, 2011 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations (b)	33,311
Mark to market adjustments	(876)
Balance as of June 30, 2011	$(65,895)

(b)
In June 2011, the Company paid $29,672,000 which included accrued interest of $253,000 and termination fees of $29,000, to terminate five interest rate swaps. In February 2011, the Company paid termination fees of $4,201,000, which included accrued interest of $280,000, to terminate three interest rate swaps.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(2,679)	$(8,077)	$(3,233)	$(8,789)
Effective portion of loss reclassified into interest expense	$(5,227)	$(8,485)	$(10,938)	$(18,518)
Effective portion of loss reclassified into loss on early termination of derivative financial instruments	$—	$(27,440)	$—	$(27,440)
Ineffective portion of loss recognized in interest expense	$(796)	$(4,236)	$(1,587)	$(4,562)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$—	$(1,802)	$—	$(1,802)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(1,184)	$(5,123)	$(2,012)	$(5,028)
Interest rate cap:
Loss recognized in other income, net	$—	$—	$(3)	$(23)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of June 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $63,814,000. As of June 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $63,814,000. The Company has not breached any of the provisions as of June 30, 2012.

10. SHARE-BASED EMPLOYEE COMPENSATION PLANS
Second Amended and Restated 2004 Incentive Plan:
On June 21, 2004, SHR adopted the 2004 Incentive Plan (the Plan). The Plan provided for the grant of equity-based awards in the form of, among others, Options, RSUs, and stock appreciation rights (SARs), which are collectively referred to as the Awards. On May 22, 2008, SHR’s shareholders approved SHR’s Amended and Restated 2004 Incentive Plan (the Amended Plan). The Amended Plan: (a) added OP Units as an additional type of award; (b) adjusted the number of authorized shares from 3,000,000 shares of SHR common stock to 4,200,000 shares of SHR common stock or OP Units; (c) limited the maximum term of Options and SARs to no more than 10 years and prohibited the repricing of Options and SARs; and (d) established minimum vesting periods for certain awards. On May 19, 2011, SHR’s shareholders approved SHR’s Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan) pursuant to which the number of securities authorized and reserved for issuance increased from 4,200,000 shares of SHR common stock or OP Units to 9,700,000 shares of SHR common stock or OP Units. The termination date of the Amended and Restated Plan was also extended from June 21, 2014 to December 31, 2016.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs:
In 2011, a portion of the cash bonuses earned by certain executives in 2010 was deferred, and the method of payment was modified to performance-based RSUs in lieu of cash. SHR granted 169,064 performance-based RSUs to these executives that will vest upon the later to occur of (i) the Company’s achievement of positive funds from operations for a fiscal year and (ii) SHR’s commencement of payment of the preferred stock dividend on a current basis. These performance-based RSUs vested with the payment of the preferred stock dividends on June 29, 2012. In February 2012, SHR granted certain employees a target grant of 569,427 performance shares under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 911,083 performance shares), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2012 through December 31, 2014.
The Company recorded compensation expense of $1,770,000 and $1,197,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended June 30, 2012 and 2011, respectively and $2,729,000 and $1,974,000 for the six months ended June 30, 2012 and 2011, respectively. The compensation expense is recorded in corporate expenses on the accompanying consolidated statements of operations. As of June 30, 2012, there was unrecognized compensation expense of $3,983,000 related to nonvested RSUs and $3,138,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 1.87 years for nonvested RSUs and 2.50 years for performance share awards.
Value Creation Plan:
On August 27, 2009, SHR adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of SHR’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for the payment of up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is less than $4.00 or greater than $20.00. A total of up to one million units issuable under SHR’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by SHR’s stockholders), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On February 21, 2012, SHR adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, no more than 174,828,353 shares of SHR’s common stock will be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan. As of June 30, 2012, all one million VCP Units have been granted under the Value Creation Plan.
Deferral Program:
On June 29, 2011, SHR and its president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount that may be paid pursuant to the Value Creation Plan currently contemplated to be paid in cash within 30 days after the end of each 2012 calendar quarter and to have such Normal Distribution Amount instead be converted into Deferral Program Stock Units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit will be converted on a one-for-one basis into a share of SHR common stock on January 2, 2014 or if earlier, upon a change of control of SHR or the first business day of the calendar month following six months after Mr. Geller’s termination of employment.
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
The unrecognized compensation expense related to the equity component of the award at June 30, 2012 was $0. The fair value of the liability component of the award at June 30, 2012 was $4,314,000. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the three months ended June 30, 2012 and 2011 was $(3,167,000) and $6,818,000, respectively, and $4,772,000 and $15,999,000 for the six months ended June 30, 2012 and 2011, respectively. In April 2012, the Company paid $18,357,000 pursuant to the Value Creation Plan and in April 2012, Mr. Geller received 1,238,941 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan.

11. RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s president and chief executive officer, serves as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 and 2011 was $180,000 and $175,000, respectively. Mr. Warning received cash bonuses in 2012 and 2011 of $108,000 and $108,000, respectively. Mr. Warning received grants of RSUs of 4,698 and 13,809, in 2012 and 2011, respectively, and a grant of 9,538 performance share awards in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan.

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
Letters of Credit:
As of June 30, 2012, the Company provided a $250,000 letter of credit related to its office space lease and a $1,600,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.
Construction Contracts:
The Company has executed various contracts related to construction activities. As of June 30, 2012, the Company’s obligations under these contracts amounted to approximately $8,528,000. The construction activities are expected to be completed in 2012.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2012 and December 31, 2011, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At June 30, 2012 and December 31, 2011, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $460,091,000 and $464,226,000, respectively. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the Four Seasons Washington, D.C. hotel, the Loews Santa Monica Beach Hotel, and the InterContinental Miami hotel approximated the carrying value of $375,000,000 at June 30, 2012 and December 31, 2011.
To calculate the estimated fair value of the remaining variable-rate mortgage debt as of June 30, 2012, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR) would be in the range of 350 to 450 basis

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $6,000,000 to $7,000,000 lower than the total carrying value of $210,726,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $1,000,000.
To calculate the estimated fair value of the remaining variable-rate mortgage debt as of December 31, 2011, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR) would be in the range of 350 to 450 basis points as compared to the current contractual spread as disclosed (see note 7). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $6,000,000 to $9,000,000 lower than the total carrying value of $211,159,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $3,000,000.
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

14. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of June 30, 2012, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$182,379	$184,866	$341,766	$341,925
Mexico	8,153	8,594	18,083	19,155
Europe	10,869	11,018	19,831	18,938
Total	$201,401	$204,478	$379,680	$380,018

	June 30, 2012	December 31, 2011
Long-lived Assets:
United States	$1,469,200	$1,496,513
Mexico	169,012	169,729
Europe	93,546	97,183
Total	$1,731,758	$1,763,425

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. MANAGEMENT AGREEMENTS
The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At June 30, 2012 and December 31, 2011, deferred credits of $7,009,000 and $7,431,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $62,000 for the three months ended June 30, 2012 and 2011, respectively, and fees of $200,000 for the six months ended June 30, 2012 and 2011, under these agreements, which are included in other income, net in the consolidated statements of operations.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997 by Laurence Geller, our president and chief executive officer, Goldman, Sachs & Co.’s Whitehall Fund and others. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of June 30, 2012.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2012. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2012, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth. RevPAR and occupancy gains continued in the second quarter of 2012, primarily driven by improved demand in transient business.
The second quarter of 2012 represented the tenth consecutive quarter of demand growth and ninth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates, gained 2.5 percentage points in occupancy, driven by a 9.0% increase in transient room nights, offsetting a 3.2% decline in group room nights compared to the quarter ended June 30, 2011. ADR at our Same Store Assets increased a strong 5.8% in the second quarter of 2012 as a result of a 6.0% increase in transient rate and a 4.9% increase in group rate, compared to the second quarter of 2011. For the quarter ended June 30, 2012, RevPAR in this portfolio increased 9.5% and Total RevPAR increased 8.1%, compared to the quarter ended June 30, 2011.
Our total United States portfolio of 14 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended June 30, 2012, RevPAR for our total United States portfolio increased 8.9%, driven by a 6.3% increase in ADR and a 1.8 percentage point increase in occupancy, compared to the quarter ended June 30, 2011.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For the second quarter of 2012, ADR at the Four Seasons Punta Mita Resort declined by 10.4%, leading to a 5.1% decline in RevPAR, compared to the quarter ended June 30, 2011.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, which includes the 14 hotels in our total United States portfolio and the Four Seasons Punta Mita Resort, definite group room nights for 2012 as of June 30, 2012 are up 0.5% compared to the same time last year and are booked at 4.5% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Balance Sheet Restructuring
Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued an aggregate of 128.3 million shares of common stock in a private offering, two public offerings and in connection with the purchase of assets, raising $657.9 million of new equity.

•	We tendered for and retired our 3.50% Exchangeable Senior Notes (Exchangeable Notes) totaling $180.0 million.

•	We tendered for and purchased approximately 3.2 million shares of preferred stock totaling $86.1 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott Champs Elysees (Paris Marriott), and BuyEfficient generating net proceeds of $72.6 million.

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

As a result of these transactions, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.0 billion as of June 30, 2012. As of June 30, 2012, we had approximately $17.5 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had $50.0 million outstanding borrowings on our $300.0 million bank credit facility and $1.9 million in letters of credit outstanding.
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
On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received an additional €13.5 million ($18.9 million) related to the release of the security deposit and other closing adjustments, of which €1.6 million ($2.0 million) was received in the second quarter of 2012.
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

Total Portfolio and Same Store Assets Definitions. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties and assets held for sale included in discontinued operations.
We present certain information about our hotel operating results on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented.
Our Same Store Assets for purposes of the comparison of the three months ended June 30, 2012 and 2011 exclude unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations. Our Same Store Assets for purposes of the comparison of the six months ended June 30, 2012 and 2011 exclude the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2012 and 2011 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2012	2011	2012	2011
Revenues:
Rooms	53.9%	52.7%	54.5%	53.6%
Food and beverage	35.4%	36.1%	35.7%	35.7%
Other hotel operating revenue	10.1%	10.5%	9.1%	9.9%
Lease revenue	0.6%	0.7%	0.7%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 57.7% and 53.8% of the rooms sold during the six months ended June 30, 2012 and 2011, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 42.3% and 46.2% of the rooms sold during the six months ended June 30, 2012 and 2011, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2011 and the first half of 2012, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved and luxury hotel demand for the industry is at an all-time high over the last few quarters, occupancy and ADR metrics for our hotels remain below prior peak periods given the industry is still in the early stages of recovery.
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
For purposes of calculating our Total Portfolio RevPAR for the three and six months ended June 30, 2012 and 2011, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the six months ended June 30, 2012 and 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2012 and 2011 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2012	2011	2012	2011
Hotel Operating Expenses:
Rooms	20.0%	19.0%	20.4%	19.7%
Food and beverage	32.7%	32.6%	33.1%	33.1%
Other departmental expenses	34.3%	35.2%	33.8%	34.6%
Management fees	4.0%	4.2%	4.1%	3.9%
Other hotel expenses	9.0%	9.0%	8.6%	8.7%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 49.0% and 48.6% of the Total Portfolio total hotel operating expenses for the six months ended June 30, 2012 and 2011, respectively.
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

We paid the holders that tendered approximately $86.1 million in cash, which was without interest or accrued and unpaid dividends.
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
Common Stock. On April 23, 2012, we completed a public offering of common stock by issuing 18.4 million shares at a public offering price of $6.50 per share. After underwriting discounts and commissions and transaction expenses, we raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital.
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

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011
Operating Results
The following table presents the operating results for the three months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$110,132	$108,812	$1,320	1.2%	$110,132	$101,225	$8,907	8.8%
Food and beverage	71,931	74,441	(2,510)	(3.4)%	71,931	66,975	4,956	7.4%
Other hotel operating revenue	18,173	19,948	(1,775)	(8.9)%	18,161	17,812	349	2.0%
Lease revenue	1,165	1,277	(112)	(8.8)%	1,165	1,277	(112)	(8.8)%
Total revenues	201,401	204,478	(3,077)	(1.5)%	201,389	187,289	14,100	7.5%
Operating Costs and Expenses:
Hotel operating expenses	148,361	154,318	5,957	3.9%	147,851	140,602	(7,249)	(5.2)%
Lease expense	1,143	1,257	114	9.1%	1,143	1,257	114	9.1%
Depreciation and amortization	25,277	30,091	4,814	16.0%	25,014	26,994	1,980	7.3%
Corporate expenses	2,866	11,957	9,091	76.0%	—	—	—	—
Total operating costs and expenses	177,647	197,623	19,976	10.1%	174,008	168,853	(5,155)	(3.1)%
Operating income	23,754	6,855	16,899	246.5%	27,381	18,436	8,945	48.5%
Interest expense, net	(19,030)	(25,711)	6,681	26.0%
Loss on early extinguishment of debt	—	(838)	838	100.0%
Loss on early termination of derivative financial instruments	—	(29,242)	29,242	100.0%
Equity in losses of unconsolidated affiliates	(717)	(2,799)	2,082	74.4%
Foreign currency exchange (loss) gain	(168)	147	(315)	(214.3)%
Other income, net	477	436	41	9.4%
Income (loss) before income taxes and discontinued operations	4,316	(51,152)	55,468	108.4%
Income tax expense	(350)	(1,060)	710	67.0%
Income (loss) from continuing operations	3,966	(52,212)	56,178	107.6%
(Loss) income from discontinued operations, net of tax	(535)	101,034	(101,569)	(100.5)%
Net income	3,431	48,822	(45,391)	(93.0)%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(8)	(224)	216	96.4%
Net income attributable to the noncontrolling interests in consolidated affiliates	(379)	(1,338)	959	71.7%
Net income attributable to SHR	$3,044	$47,260	$(44,216)	(93.6)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$27,381	$18,436	$8,945	48.5%
Corporate expenses					(2,866)	(11,957)	9,091	76.0%
Corporate depreciation and amortization					(264)	(363)	99	27.3%
Non-Same Store Assets operating (loss) income					(497)	739	(1,236)	(167.3)%
Total Portfolio operating income					$23,754	$6,855	$16,899	246.5%
Operating Data (1):
Number of hotels	15	15			15	15
Number of rooms	6,356	6,356			6,356	6,356

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.
Rooms. For the Total Portfolio, rooms revenue increased $1.3 million, or 1.2%, for the three months ended June 30, 2012 from the three months ended June 30, 2011. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	76.9%	74.5%	3.2%
ADR	$260.28	$245.51	6.0%
RevPAR	$200.10	$182.83	9.4%
Our Same Store Assets contributed to a $8.9 million, or 8.8%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2012 and 2011 are summarized as follows:

	Three Months Ended June 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	76.9%	74.4%	3.4%
ADR	$260.28	$247.24	5.3%
RevPAR	$200.10	$183.92	8.8%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 2.5 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across all but one of our Same Store Assets for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining demand resulting from security concerns in Mexico. Rooms revenue for the Total Portfolio includes $7.6 million at the Fairmont Scottsdale Princess hotel for the three months ended June 30, 2011 and no rooms revenue for the three months ended June 30, 2012 as a result of the hotel becoming an unconsolidated affiliate in June 2011.
Food and Beverage. Food and beverage revenue decreased $2.5 million, or 3.4%, for the Total Portfolio when comparing the three months ended June 30, 2012 to the three months ended June 30, 2011. This decrease was primarily due to a $7.5 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. Our Same Store Assets experienced a $5.0 million, or 7.4%, increase in food and beverage revenue for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan’s Steak House at the InterContinental Chicago hotel, increased social catering, and higher average group spending on food and beverage.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2012 and 2011, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$29,983	$29,818	$(165)	(0.6)%	$29,983	$27,816	$(2,167)	(7.8)%
Food and beverage	48,317	50,658	2,341	4.6%	48,317	46,574	(1,743)	(3.7)%
Other departmental expenses	51,084	53,825	2,741	5.1%	51,084	48,633	(2,451)	(5.0)%
Management fees	6,214	6,550	336	5.1%	6,214	5,692	(522)	(9.2)%
Other hotel expenses	12,763	13,467	704	5.2%	12,253	11,887	(366)	(3.1)%
Total hotel operating expenses	$148,361	$154,318	$5,957	3.9%	$147,851	$140,602	$(7,249)	(5.2)%
For the Total Portfolio, hotel operating expenses decreased by $6.0 million, or 3.9%, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011, primarily due to a $13.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.
Hotel operating expenses for our Same Store Assets increased by $7.2 million, or 5.2%, primarily due to:

•	$2.6 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$1.0 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan’s Steak House at the InterContinental Chicago hotel,

•	$0.8 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.5 million higher management fees,

•	$0.5 million higher insurance costs, and

•	$0.4 million higher real estate taxes.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $4.8 million, or 16.0%, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. This was primarily due to a decrease in depreciation expense of $2.7 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $2.0 million primarily due to certain assets becoming fully depreciated.
Corporate Expenses. Corporate expenses decreased $9.1 million, or 76.0%, for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The decrease in corporate expenses is primarily due to a $10.0 million decrease in the charge related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan" for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock.
Interest Expense, Net. The $6.7 million, or 26.0%, decrease in interest expense, net for the three months ended June 30, 2012 when compared to the three months ended June 30, 2011, was primarily due to:

•	a $3.9 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $3.2 million decrease in amortization of interest rate swap costs,

•	a $1.2 million decrease attributable to lower average borrowings, and

•	a $0.1 million increase in capitalized interest, partially offset by

•	a $1.4 million increase due to higher average interest rates, and

•	a $0.3 million increase in the amortization of deferred financing costs.
The components of interest expense, net for the three months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Mortgages and other debt	$(17,093)	$(16,867)
Bank credit facility	(482)	(528)
Amortization of deferred financing costs	(904)	(642)
Amortization of interest rate swap costs	(2,157)	(5,306)
Mark to market of certain interest rate swaps	1,187	(2,733)
Interest income	50	51
Capitalized interest	369	314
Total interest expense, net	$(19,030)	$(25,711)
The weighted average debt outstanding for the three months ended June 30, 2012 and 2011 amounted to $1.0 billion and $1.1 billion, respectively. At June 30, 2012, including the effect of interest rate swaps, approximately 93.1% of our total debt had fixed interest rates.
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
Three months ended June 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in (losses) earnings	$(326)	$(557)	$166	$(717)
Depreciation and amortization	1,776	1,980	23	3,779
Interest expense	195	2,932	23	3,150
Income tax (benefit) expense	—	(100)	60	(40)

Three months ended June 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in losses	$(1,417)	$(1,377)	$(5)	$(2,799)
Depreciation and amortization	451	1,939	23	2,413
Interest expense	50	2,858	25	2,933
Income tax benefit	—	(102)	(5)	(107)

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

We recorded $0.7 million of equity in losses during the three months ended June 30, 2012, which is a $2.1 million decrease from the $2.8 million equity in losses recorded during the three months ended June 30, 2011, primarily due to seasonality of the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate on June 9, 2011, and costs incurred in the three months ended June 30, 2011 as part of the Hotel del Coronado and Fairmont Scottsdale Princess recapitalizations.
Income Tax Expense. Income tax expense decreased $0.7 million, or 67.0%, during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011. The change in income taxes primarily relates to tax expense of $1.0 million in the prior period at the InterContinental Chicago hotel. There was no income tax expense for the three months ended June 30, 2012 due to our acquisition of the noncontrolling interest in the property in June 2011 which resulted in a change in the ownership structure of the InterContinental Chicago hotel.
(Loss) Income from Discontinued Operations, Net of Tax. The (loss) income from discontinued operations, net of tax of $101.0 million for the three months ended June 30, 2011 consisted of a $100.9 million gain on sale related to the Paris Marriott hotel, primarily resulting from the recognition of a deferred gain.
Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $1.0 million for the three months ended June 30, 2012 when compared to the prior period due to the acquisition of the remaining interest in the InterContinental Chicago hotel, which gave us 100% ownership of the hotel in June 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011
Operating Results
The following table presents the operating results for the six months ended June 30, 2012 and 2011, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$204,642	$200,282	$4,360	2.2%	$189,408	$172,552	$16,856	9.8%
Food and beverage	134,410	137,323	(2,913)	(2.1)%	123,944	114,867	9,077	7.9%
Other hotel operating revenue	38,298	39,921	(1,623)	(4.1)%	31,707	31,967	(260)	(0.8)%
Lease revenue	2,330	2,492	(162)	(6.5)%	2,330	2,492	(162)	(6.5)%
Total revenues	379,680	380,018	(338)	(0.1)%	347,389	321,878	25,511	7.9%
Operating Costs and Expenses:
Hotel operating expenses	293,120	296,757	3,637	1.2%	265,668	250,819	(14,849)	(5.9)%
Lease expense	2,311	2,453	142	5.8%	2,311	2,453	142	5.8%
Depreciation and amortization	50,767	60,696	9,929	16.4%	48,010	52,192	4,182	8.0%
Corporate expenses	16,676	26,434	9,758	36.9%	—	—	—	—
Total operating costs and expenses	362,874	386,340	23,466	6.1%	315,989	305,464	(10,525)	(3.4)%
Operating income (loss)	16,806	(6,322)	23,128	365.8%	31,400	16,414	$14,986	91.3%
Interest expense, net	(38,605)	(45,227)	6,622	14.6%
Loss on early extinguishment of debt	—	(838)	838	100.0%
Loss on early termination of derivative financial instruments	—	(29,242)	29,242	100.0%
Equity in earnings (losses) of unconsolidated affiliates	203	(4,399)	4,602	104.6%
Foreign currency exchange (loss) gain	(173)	286	(459)	(160.5)%
Other income, net	929	4,361	(3,432)	(78.7)%
Loss before income taxes and discontinued operations	(20,840)	(81,381)	60,541	74.4%
Income tax (expense) benefit	(815)	588	(1,403)	(238.6)%
Loss from continuing operations	(21,655)	(80,793)	59,138	73.2%
(Loss) income from discontinued operations, net of tax	(535)	101,196	(101,731)	(100.5)%
Net (loss) income	(22,190)	20,403	(42,593)	(208.8)%
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	109	(86)	195	226.7%
Net income attributable to the noncontrolling interests in consolidated affiliates	(350)	(743)	393	52.9%
Net (loss) income attributable to SHR	$(22,431)	$19,574	$(42,005)	(214.6)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$31,400	$16,414	$14,986	91.3%
Corporate expenses					(16,676)	(26,434)	9,758	36.9%
Corporate depreciation and amortization					(529)	(732)	203	27.7%
Non-Same Store Assets operating income					2,611	4,430	(1,819)	(41.1)%
Total Portfolio operating income (loss)					$16,806	$(6,322)	$23,128	365.8%
Operating Data (1):
Number of hotels	15	15			13	13
Number of rooms	6,356	6,356			6,032	6,032

(1) Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.
Rooms. For the Total Portfolio, rooms revenue increased $4.4 million, or 2.2%, for the six months ended June 30, 2012 from the six months ended June 30, 2011. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	72.5%	70.4%	3.0%
ADR	$256.53	$241.95	6.0%
RevPAR	$185.91	$170.32	9.2%
Our Same Store Assets contributed to an $16.9 million, or 9.8%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2012 and 2011 are summarized as follows:

	Six Months Ended June 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	72.7%	70.0%	3.9%
ADR	$250.06	$237.89	5.1%
RevPAR	$181.81	$166.49	9.2%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 2.7 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across all but one of our Same Store Assets for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining demand resulting from security concerns in Mexico. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes a $7.7 million increase of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, offset by a $20.2 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.
Food and Beverage. Food and beverage revenue decreased $2.9 million, or 2.1%, for the Total Portfolio when comparing the six months ended June 30, 2012 to the six months ended June 30, 2011. This decrease was primarily due to a $17.1 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by a $5.1 million increase of additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. Our Same Store Assets experienced a $9.1 million, or 7.9%, increase in food and beverage revenue for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan’s Steak House at the InterContinental Chicago hotel, increased social catering, and higher average group spending on food and beverage.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2012 and 2011, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$58,559	$56,445	$(2,114)	(3.7)%	$54,230	$49,395	$(4,835)	(9.8)%
Food and beverage	95,710	96,665	955	1.0%	87,826	82,926	(4,900)	(5.9)%
Other departmental expenses	100,649	104,498	3,849	3.7%	89,883	86,698	(3,185)	(3.7)%
Management fees	11,830	12,324	494	4.0%	10,779	9,717	(1,062)	(10.9)%
Other hotel expenses	26,372	26,825	453	1.7%	22,950	22,083	(867)	(3.9)%
Total hotel operating expenses	$293,120	$296,757	$3,637	1.2%	$265,668	$250,819	$(14,849)	(5.9)%
For the Total Portfolio, hotel operating expenses decreased by $3.6 million, or 1.2%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, primarily due to a $31.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, which was partially offset by a $12.4 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011.
Hotel operating expenses for our Same Store Assets increased by $14.8 million, or 5.9%, primarily due to:

•	$6.2 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$2.0 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.8 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan’s Steak House at the InterContinental Chicago hotel,

•	$1.1 million higher management fees,

•	$0.9 million higher insurance costs, and

•	$0.7 million higher real estate taxes.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization decreased $9.9 million, or 16.4%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. This was primarily due to a decrease in depreciation expense of $6.3 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. In addition, the depreciation and amortization for the Same Store Assets decreased by $4.2 million primarily due to certain assets becoming fully depreciated.
Corporate Expenses. Corporate expenses decreased $9.8 million, or 36.9%, for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The decrease in corporate expenses is primarily due to an $11.2 million decrease in the charge related to the Value Creation Plan, partially offset by increases in bonus and RSU expenses. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan" for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock.
Interest Expense, Net. The $6.6 million, or 14.6%, decrease in interest expense, net for the six months ended June 30, 2012 when compared to the six months ended June 30, 2011, was primarily due to:

•	a $5.6 million decrease in amortization of interest rate swap costs,

•	a $3.1 million decrease attributable to lower average borrowings,

•	a $1.1 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $0.1 million decrease in the amortization of deferred financing costs, and

•	a $0.1 million increase in capitalized interest, partially offset by

•	a $3.4 million increase due to higher average interest rates.
The components of interest expense, net for the six months ended June 30, 2012 and 2011 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Mortgages and other debt	$(34,217)	$(33,741)
Bank credit facility	(1,220)	(1,390)
Amortization of deferred financing costs	(1,807)	(1,922)
Amortization of interest rate swap costs	(4,837)	(10,436)
Mark to market of certain interest rate swaps	2,717	1,633
Interest income	80	83
Capitalized interest	679	546
Total interest expense, net	$(38,605)	$(45,227)
The weighted average debt outstanding for the six months ended June 30, 2012 and 2011 amounted to $1.0 billion and $1.1 billion, respectively. At June 30, 2012, including the effect of interest rate swaps, approximately 93.1% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the six months ended June 30, 2011, we recognized a loss on early extinguishment of debt of $0.8 million primarily due to write offs of unamortized deferred financing costs related to refinancings of certain mortgages and a new bank credit facility.
Loss on Early Termination of Derivative Financial Instruments. During the six months ended June 30, 2011, we terminated five interest rate swaps and recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the six months ended June 30, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.
Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present equity in earnings (losses) and certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.
Six months ended June 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	RCPM	Total
Equity in earnings (losses)	$1,969	$(1,965)	$199	$203
Depreciation and amortization	3,547	3,949	46	7,542
Interest expense	398	5,880	46	6,324
Income tax (benefit) expense	—	(368)	72	(296)

Six months ended June 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures (1)	RCPM	Total
Equity in (losses) earnings	$(1,417)	$(2,538)	$(511)	$67	$(4,399)
Depreciation and amortization	451	3,211	544	46	4,252
Interest expense	50	4,655	778	51	5,534
Income tax (benefit) expense	—	(10)	(669)	22	(657)

(1)
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

We recorded $0.2 million of equity in earnings during the six months ended June 30, 2012, which is a $4.6 million increase from the $4.4 million equity in losses recorded during the six months ended June 30, 2011, primarily due to seasonality of the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate on June 9, 2011, and costs incurred in the six months ended June 30, 2011 as part of the Hotel del Coronado and Fairmont Scottsdale Princess recapitalizations.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $3.4 million for the six months ended June 30, 2012 when compared to the prior period is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient during the first quarter of 2011 and a decrease in asset management fee income, which includes financing and other fees received related to the Hotel del Coronado.
Income Tax (Expense) Benefit. We recorded income tax expense of $0.8 million during the six months ended June 30, 2012, a decrease of $1.4 million, or 238.6%, from income tax benefit of $0.6 million during the six months ended June 30, 2011. The change in income taxes primarily relates to a $1.0 million deferred tax benefit in the prior period at the InterContinental Chicago hotel. There was no income tax benefit for the six months ended June 30, 2012 due to our acquisition of the noncontrolling interest in the property in June 2011 which resulted in a change in the ownership structure of the InterContinental Chicago hotel.
(Loss) Income from Discontinued Operations, Net of Tax. The (loss) income from discontinued operations, net of tax of $101.2 million for the six months ended June 30, 2011 consisted of a $100.9 million gain recognized on the sale of the Paris Marriott hotel, primarily resulting from the recognition of a deferred gain.
Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net income attributable to noncontrolling interests in consolidated affiliates decreased by $0.4 million for the six months ended June 30, 2012 when compared to the prior period due to the acquisition of the remaining interest in the InterContinental Chicago hotel, which gave us 100% ownership of the hotel in June 2011.

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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The facility will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2012. As of June 30, 2012, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. Additionally, as of June 30, 2012, we had approximately $17.5 million of available corporate level cash.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of August 7, 2012, the outstanding borrowings and letters of credit in the aggregate were $44.9 million.
On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under our previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €13.5 million ($18.9 million) related to a security deposit that was released back to us and other closing adjustments.
In July 2011, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are exercised (see – “Mortgages and other debt payable” below). On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. In February 2009, our board of directors elected to suspend the quarterly dividend to holders of our preferred stock as a measure to preserve liquidity. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends on our preferred stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends). The Unpaid Dividends were paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
In December 2011, we completed tender offers to purchase a portion of our outstanding preferred stock. We purchased approximately 0.3 million shares of our 8.50% Series A Cumulative Redeemable Preferred Stock for a purchase price of $26.70 per share, approximately 1.0 million shares of our 8.25% Series B Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share, and approximately 1.9 million shares of our 8.25% Series C Cumulative Redeemable Preferred Stock for a purchase price of $26.50 per share. We paid the holders that tendered approximately $86.1 million in cash, which was without interest or accrued and unpaid dividends.
Capital expenditures for the six months ended June 30, 2012 and 2011 amounted to $18.1 million and $24.5 million, respectively. Included in the 2012 and 2011 amounts were $0.7 million and $0.5 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2012, we expect to spend approximately $22.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $25.0 million to $35.0 million on owner-funded projects, subject to adjustments based on continued evaluation.

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
•prohibitions on SHR and SH Funding's ability to pay any dividends unless certain ratios and other conditions are met; and
•prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.
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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of June 30, 2012 (in thousands):

	Balance as of June 30, 2012	Remainder of 2012	2013	2014	2015	2016	Thereafter
Mortgages payable
Hyatt Regency La Jolla, LIBOR plus 1.00%	$97,500	$97,500	$—	$—	$—	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	113,226	1,618	111,608	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	—	130,000	—
Fairmont Chicago, 6.09%	96,478	1,311	2,745	2,917	3,099	3,294	83,112
Westin St. Francis, 6.09%	217,137	2,951	6,178	6,564	6,976	7,413	187,055
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	—	1,000	2,000	2,000	2,000	103,000
InterContinental Miami, LIBOR plus 3.50%	85,000	—	—	422	889	952	82,737
InterContinental Chicago, 5.61%	145,000	—	943	1,969	2,082	2,202	137,804
Total mortgages payable (1)	994,341	103,380	122,474	13,872	15,046	145,861	593,708
Other debt, 5.00% (2)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$995,817	$103,380	$123,950	$13,872	$15,046	$145,861	$593,708

(1)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2012.

(2)	The North Beach Venture (see “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, debt refinancings, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility may impose certain conditions or restrictions in connection therewith.
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
On April 23, 2012, we issued 18.4 million shares of common stock in a public offering at a public offering price of $6.50 per share and raised net proceeds of approximately $114.1 million. On March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, approximately $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.
We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.
Equity Securities
As of June 30, 2012, we had 3,714,138 RSUs and Deferral Program Stock Units outstanding, of which 2,188,794 were vested. In addition, as of June 30, 2012, we had 669,797 options to purchase shares of our common stock (Options) outstanding.
The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2011 to June 30, 2012 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2011	185,627,199	853,461	186,480,660
RSUs redeemed for shares of our common stock	281,511	—	281,511
Common stock issued	18,400,000	—	18,400,000
Outstanding at June 30, 2012	204,308,710	853,461	205,162,171
Cash Flows
Operating Activities. Net cash provided by operating activities was $8.5 million and $15.2 million for the six months ended June 30, 2012 and 2011, respectively. Cash flows from operations decreased from 2011 to 2012 primarily due to $18.4 million paid pursuant to our Value Creation Plan, partially offset by working capital changes and an increase in hotel operating income in the six months ended June 30, 2012 when compared to the six months ended June 30, 2011.
Investing Activities. Net cash used in investing activities was $25.9 million and $36.2 million for the six months ended June 30, 2012 and 2011, respectively. The significant investing activities during these periods are summarized below:

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the six months ended June 30, 2012.

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the six months ended June 30, 2011.

•	We sold our leasehold interest in the Paris Marriott and received $55.3 million during the six months ended June 30, 2011 and an additional $2.0 million during the six months ended June 30, 2012.

•	We paid $92.7 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the six months ended June 30, 2011.

•
We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the six months ended June 30, 2011.

•
We disbursed $18.1 million and $24.5 million during the six months ended June 30, 2012 and 2011, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

Financing Activities. Net cash provided by financing activities was $22.1 million and $12.4 million for the six months ended June 30, 2012 and 2011, respectively. The significant financing activities during these years are summarized below:

•
We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the six months ended June 30, 2012 and received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.5 million during the six months ended June 30, 2011.

•	We distributed $84.6 million to our preferred shareholders during the six months ended June 30, 2012.

•
During the six months ended June 30, 2012, we had no net borrowings on our bank credit facility. During the six months ended June 30, 2011, we had net borrowings of $99.5 million on our bank credit facility.

•	During the six months ended June 30, 2012 and 2011, we made payments of $5.8 million and $78.1 million, respectively, on mortgages and other debt.

•	We paid $33.3 million to terminate and buy down interest rate swaps during the six months ended June 30, 2011.

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
In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends. The Unpaid Dividends were paid June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid June 29, 2012 to holders of record as of the close of business on June 15, 2012.
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
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of June 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,045,817	$103,380	$202,868	$421,377	$318,192
Interest on long-term debt obligations (3)	295,085	34,267	172,349	57,336	31,133
Operating lease obligations—ground leases and office space	8,972	344	2,143	1,348	5,137
Operating leases—Marriott Hamburg	84,761	2,354	14,127	9,418	58,862
Construction contracts	8,528	8,528	—	—	—
Total	$1,443,163	$148,873	$391,487	$489,479	$413,324

(1)	These amounts represent obligations that are due within fiscal year 2012.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2012 and includes the effect of our interest rate swaps.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of June 30, 2012, $21.5 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $28.5 million and $27.4 million as of June 30, 2012 and December 31, 2011, respectively. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $2.0 million for the six months ended June 30, 2012.
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
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the remaining members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $86.8 million and $94.9 million as of June 30, 2012 and December 31, 2011, respectively. Our equity in losses of the Hotel del Coronado Venture was $2.0 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.
The Hotel del Coronado Venture has $425.0 million of mortgage and mezzanine loans that mature March 2013 with three, one-

year extension options, subject to certain conditions. After the third year of the loans, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Interest is payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.0% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loans.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2012 and December 31, 2011, our investment in the unconsolidated affiliate amounted to $4.0 million and $3.8 million, respectively. Our equity in earnings of the unconsolidated affiliate was $0.2 million and $0.1 million for the six months ended June 30, 2012 and 2011, respectively.

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
There were no indicators of potential impairment during the six months ended June 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to June 30, 2012. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the six months ended June 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to June 30, 2012. Any such adjustments could be material, but will be non-cash.

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
There were no indicators of potential impairment during the six months ended June 30, 2012 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to June 30, 2012. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the six months ended June 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to June 30, 2012. Any such adjustments could be material, but will be non-cash.

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
New Accounting Guidance
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. When adopted, the new guidance is not expected to materially impact our financial statements.
In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. We adopted the new guidance on January 1, 2012 and the adoption of this guidance did not have a material impact on our financial statements.
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
The following table provides a reconciliation of net (loss) income attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to SHR common shareholders	$(2,998)	$39,538	$(34,514)	$4,131
Depreciation and amortization	25,277	30,091	50,767	60,696
Interest expense	19,080	25,762	38,685	45,310
Income taxes – continuing operations	350	1,060	815	(588)
Income taxes – discontinued operations	—	20	—	379
Noncontrolling interests	8	224	(109)	86
Adjustments from consolidated affiliates	(1,246)	(2,854)	(2,503)	(4,183)
Adjustments from unconsolidated affiliates	6,888	5,241	13,570	9,131
Preferred shareholder dividends	6,042	7,722	12,083	15,443
EBITDA	53,401	106,804	78,794	130,405
Realized portion of deferred gain on sale leaseback – continuing operations	(50)	(56)	(101)	(109)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(62)	—	(1,214)
Gain on sale of assets – continuing operations	—	—	—	(2,640)
Gain on sale of assets – discontinued operations	—	(100,951)	—	(100,965)
Loss on early extinguishment of debt	—	838	—	838
Loss on early termination of derivative financial instruments	—	29,242	—	29,242
Foreign currency exchange loss (gain) – continuing operations	168	(147)	173	(286)
Foreign currency exchange loss (gain) – discontinued operations	535	7	535	(51)
Adjustment for Value Creation Plan	(3,167)	6,818	4,772	15,999
Comparable EBITDA	$50,887	$42,493	$84,173	$71,219

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
The following table provides a reconciliation of net (loss) income attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income attributable to SHR common shareholders	$(2,998)	$39,538	$(34,514)	$4,131
Depreciation and amortization	25,277	30,091	50,767	60,696
Corporate depreciation	(264)	(290)	(529)	(589)
Gain on sale of assets – continuing operations	—	—	—	(2,640)
Gain on sale of assets – discontinued operations	—	(100,951)	—	(100,965)
Realized portion of deferred gain on sale leaseback – continuing operations	(50)	(56)	(101)	(109)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	(62)	—	(1,214)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	20	—	379
Noncontrolling interests adjustments	(120)	(149)	(253)	(306)
Adjustments from consolidated affiliates	(659)	(1,598)	(1,326)	(3,159)
Adjustments from unconsolidated affiliates	3,779	2,414	7,543	4,253
FFO	24,965	(31,043)	21,587	(39,523)
Redeemable noncontrolling interests	128	373	144	392
FFO – Fully Diluted	25,093	(30,670)	21,731	(39,131)
Non-cash mark to market of interest rate swaps	(1,187)	2,733	(2,717)	(1,633)
Loss on early extinguishment of debt	—	838	—	838
Loss on early termination of derivative financial instruments	—	29,242	—	29,242
Foreign currency exchange loss (gain) – continuing operations	168	(147)	173	(286)
Foreign currency exchange loss (gain) – discontinued operations	535	7	535	(51)
Adjustment for Value Creation Plan	(3,167)	6,818	4,772	15,999
Comparable FFO	$21,442	$8,821	$24,494	$4,978

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
See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2012.
As of June 30, 2012, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.0 billion, of which approximately 93.1% was fixed-rate debt when including the effect of interest rate swaps.
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
For the six months ended June 30, 2012, approximately 10.0% of our total revenues, were generated outside of the United States, with approximately 4.6% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), approximately 4.8% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.
If the U.S. dollar had strengthened an additional 10.0% during the six months ended June 30, 2012, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$(1.8)	$(1.8)	$(0.2)	$(3.8)
Decrease in operating income	$(0.2)	$(0.2)	$—	$(0.4)
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of June 30, 2012, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $3.0 million from the amounts reported.

ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2012, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 1A. RISK FACTORS
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
In February 2009, our board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of our 8.50% Series A Cumulative Preferred Stock, 8.25% Series B Cumulative Preferred Stock, and 8.25% Series C Cumulative Preferred Stock. Dividends on the preferred stock are cumulative. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends. The Unpaid Dividends were paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in February 2012 and March 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. As of the date of the filing of this report, unpaid cumulative dividends on our preferred stock were $0.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
During the first quarter of 2012, the Company adopted amended guidance on the presentation of comprehensive income (loss). See note 2. The following unaudited information presents retrospective application of this new guidance to the Company's consolidated financial statements, as separate statements of comprehensive income (loss) for the years ended December 31, 2011, 2010, and 2009.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Net Loss	$(4,852)	$(230,800)	$(246,433)
Other comprehensive income (loss):
(Loss) gain on currency translation adjustments	(8,911)	(24,339)	7,151
Gain (loss) on derivatives and other activity	45,423	(13,484)	17,145
Other comprehensive income (loss)	36,512	(37,823)	24,296
Comprehensive Income (Loss)	31,660	(268,623)	(222,137)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(140)	2,061	2,821
Comprehensive income attributable to the noncontrolling interests in consolidated affiliates	(383)	(1,938)	(641)
Comprehensive Income (Loss) Attributable to SHR	$31,137	$(268,500)	$(219,957)

ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
August 7, 2012	By:	/s/ Laurence S. Geller
Laurence S. Geller President, Chief Executive Officer and Director (principal executive officer)

August 7, 2012	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description of Exhibit

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

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

* +10.1	Amendment to Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan.

* 31.1	Certification of Laurence S. Geller, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32.1	Certification of Laurence S. Geller, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** 32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* 99.1	Forward-Looking Information and Risk Factors.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.

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