Form 10-Q
period 2012-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2012-11-08
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 7, 2012 was 204,308,710.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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
This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hilton®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Michael Jordan’s Steak House®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2012	December 31, 2011
Assets
Investment in hotel properties, net*	$2,001,747	$1,692,431
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $10,295 and $8,915*	30,971	30,635
Investment in unconsolidated affiliates	117,005	126,034
Cash and cash equivalents*	82,048	72,013
Restricted cash and cash equivalents*	49,026	39,498
Accounts receivable, net of allowance for doubtful accounts of $1,542 and $1,698*	55,153	43,597
Deferred financing costs, net of accumulated amortization of $6,308 and $3,488*	12,846	10,845
Deferred tax assets	2,600	2,230
Prepaid expenses and other assets*	55,955	29,047
Total assets	$2,447,710	$2,086,689
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,185,347	$1,000,385
Bank credit facility	124,000	50,000
Accounts payable and accrued expenses*	245,149	249,179
Distributions payable	6,042	72,499
Deferred tax liabilities	47,305	47,623
Total liabilities	1,607,843	1,419,686
Noncontrolling interests in SHR’s operating partnership	5,129	4,583
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $105,907 and $130,148 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $92,249 and $112,755 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $97,667 and $119,377 in the aggregate)	92,489	92,489
Common shares ($0.01 par value per share; 350,000,000 and 250,000,000 common shares authorized; 204,308,710 and 185,627,199 common shares issued and outstanding)	2,043	1,856
Additional paid-in capital	1,735,395	1,634,067
Accumulated deficit	(1,215,567)	(1,190,621)
Accumulated other comprehensive loss	(58,261)	(70,652)
Total SHR’s shareholders’ equity	743,158	654,198
Noncontrolling interests in consolidated affiliates	91,580	8,222
Total equity	834,738	662,420
Total liabilities, noncontrolling interests and equity	$2,447,710	$2,086,689
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	September 30, 2012	December 31, 2011
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$342,288	$—
Intangible assets, net of accumulated amortization	374	—
Cash and cash equivalents	9,373	—
Restricted cash and cash equivalents	1,957	—
Accounts receivable, net of allowance for doubtful accounts	3,683	—
Deferred financing costs, net of accumulated amortization	4,302	—
Prepaid expenses and other assets	14,998	—
Mortgages and other debt payable	190,000	—
Accounts payable and accrued expenses	11,975	—
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rooms	$119,067	$110,048	$323,709	$310,330
Food and beverage	63,283	58,664	197,693	195,987
Other hotel operating revenue	21,040	19,939	59,338	59,860
Lease revenue	1,175	1,255	3,505	3,747
Total revenues	204,565	189,906	584,245	569,924
Operating Costs and Expenses:
Rooms	32,069	29,283	90,628	85,728
Food and beverage	47,355	45,345	143,065	142,010
Other departmental expenses	52,908	51,358	153,557	155,856
Management fees	6,182	5,879	18,012	18,203
Other hotel expenses	13,988	12,672	40,360	39,497
Lease expense	1,114	1,249	3,425	3,702
Depreciation and amortization	25,649	25,526	76,416	86,222
Corporate expenses	6,956	(2,228)	23,632	24,206
Total operating costs and expenses	186,221	169,084	549,095	555,424
Operating income	18,344	20,822	35,150	14,500
Interest expense	(19,942)	(21,838)	(58,627)	(67,148)
Interest income	42	41	122	124
Loss on early extinguishment of debt	—	(399)	—	(1,237)
Loss on early termination of derivative financial instruments	—	—	—	(29,242)
Equity in losses of unconsolidated affiliates	(2,257)	(1,867)	(2,054)	(6,266)
Foreign currency exchange (loss) gain	(996)	(209)	(1,169)	77
Other income, net	436	355	1,365	4,716
Loss before income taxes and discontinued operations	(4,373)	(3,095)	(25,213)	(84,476)
Income tax benefit (expense)	600	(867)	(215)	(279)
Loss from continuing operations	(3,773)	(3,962)	(25,428)	(84,755)
Income (loss) from discontinued operations, net of tax	—	19	(535)	101,215
Net (Loss) Income	(3,773)	(3,943)	(25,963)	16,460
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	17	16	126	(70)
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,241	(254)	891	(997)
Net (Loss) Income Attributable to SHR	(2,515)	(4,181)	(24,946)	15,393
Preferred shareholder dividends	(6,042)	(7,721)	(18,125)	(23,164)
Net Loss Attributable to SHR Common Shareholders	$(8,557)	$(11,902)	$(43,071)	$(7,771)
Amounts Attributable to SHR:
Loss from continuing operations	$(2,515)	$(4,200)	$(24,411)	$(85,356)
Income (loss) from discontinued operations	—	19	(535)	100,749
Net (loss) income	$(2,515)	$(4,181)	$(24,946)	$15,393
Basic Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.04)	$(0.06)	$(0.22)	$(0.62)
Income (loss) from discontinued operations attributable to SHR common shareholders	—	—	—	0.58
Net loss attributable to SHR common shareholders	$(0.04)	$(0.06)	$(0.22)	$(0.04)
Weighted average common shares outstanding	206,523	186,146	198,872	173,349
Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.05)	$(0.06)	$(0.22)	$(0.62)
Income (loss) from discontinued operations attributable to SHR common shareholders	—	—	—	0.58
Net loss attributable to SHR common shareholders	$(0.05)	$(0.06)	$(0.22)	$(0.04)
Weighted average common shares outstanding	218,182	186,146	198,872	173,349

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (Loss) Income	$(3,773)	$(3,943)	$(25,963)	$16,460
Other comprehensive income (loss):
Gain (loss) on currency translation adjustments	341	(546)	634	(8,453)
Gain (loss) on derivatives and other activity	4,251	(301)	11,757	36,922
Other comprehensive income (loss)	4,592	(847)	12,391	28,469
Comprehensive Income (Loss)	819	(4,790)	(13,572)	44,929
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(2)	20	72	(202)
Comprehensive loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,241	(254)	891	(997)
Comprehensive Income (Loss) Attributable to SHR	$2,058	$(5,024)	$(12,609)	$43,730
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net (loss) income	$(25,963)	$16,460
Adjustments to reconcile net (loss) income to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(906)	(2,976)
Depreciation and amortization	76,416	86,222
Amortization of deferred financing and interest rate swap costs	9,455	16,250
Loss on early extinguishment of debt	—	1,237
Loss on early termination of derivative financial instruments	—	29,242
Equity in losses of unconsolidated affiliates	2,054	6,266
Share-based compensation	6,455	11,776
Gain on sale of assets	—	(103,570)
Foreign currency exchange loss (gain)	1,704	(128)
Recognition of deferred gains	(150)	(1,365)
Mark to market of derivative financial instruments	(4,338)	(487)
Increase in accounts receivable	(12,480)	(5,963)
Increase in other assets	(2,340)	(5,496)
Decrease in accounts payable and accrued expenses	(5,229)	(1,032)
Net cash provided by operating activities	44,678	46,436
Investing Activities:
Acquisition of hotel investment	(351,083)	—
Proceeds from sale of investments	—	9,000
Proceeds from sale of assets	1,991	55,245
Investment in unconsolidated affiliate	(75)	—
Cash received from unconsolidated affiliates	7,050	996
Unconsolidated affiliates recapitalization	—	(93,153)
Unrestricted cash acquired through acquisition and recapitalization	183	30,600
Unrestricted cash sold or contributed	—	(6,935)
Increase in security deposits related to sale-leasebacks	—	(1,270)
Acquisition of note receivable	(9,457)	—
Capital expenditures	(37,021)	(38,372)
Increase in restricted cash and cash equivalents	(10,377)	(13,717)
Net cash used in investing activities	(398,789)	(57,606)
Financing Activities:
Proceeds from issuance of common stock	119,600	50,000
Equity issuance costs	(5,538)	(761)
Preferred stock tender costs	(54)	—
Borrowings under bank credit facility	275,000	325,500
Payments on bank credit facility	(201,000)	(353,500)
Proceeds from mortgages	190,000	470,000
Payments on mortgages and other debt	(9,487)	(409,047)
Contributions from holders of noncontrolling interests in consolidated affiliates	87,120	—
Acquisition of noncontrolling interests in consolidated affiliates	—	(19,522)
Debt financing costs	(4,748)	(12,473)
Distributions to preferred shareholders	(84,582)	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(1,017)	(32)
Interest rate swap costs	—	(33,340)
Other financing activities	(846)	(559)
Net cash provided by financing activities	364,448	16,266
Effect of exchange rate changes on cash	(302)	1,906
Net change in cash and cash equivalents	10,035	7,002
Change in cash of assets held for sale	—	2,999
Cash and cash equivalents, beginning of period	72,013	78,842
Cash and cash equivalents, end of period	$82,048	$88,843
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties	$—	$89,273
Acquisition of noncontrolling interest	$—	$70,300
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(4,929)	$(9,482)
Distributions declared and payable to preferred shareholders (see note 9)	$6,042	$—
Increase in capital expenditures recorded as liabilities	$3,236	$1,462
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$52,733	$51,280
Income taxes, net of refunds	$(248)	$2,803
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2012, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in: the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2012. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of September 30, 2012, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (1)	11. JW Marriott Essex House Hotel (4)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg (5)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (6)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (6)
7. Hotel del Coronado (2)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company holds an interest (see note 6). One land parcel at this property is subject to a ground lease arrangement.

(2)	This property is owned by an unconsolidated affiliate in which the Company holds an interest (see note 6).

(3)	This property is owned by a consolidated affiliate in which the Company holds a 53.5% interest.

(4)	This property is owned by a consolidated affiliate in which the Company holds a 51.0% interest (see notes 3 and 5).

(5)	The Company has a leasehold interest in this property.

(6)	These properties are subject to ground lease arrangements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At September 30, 2012, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At September 30, 2012, SH Funding owned an 85.8% controlling interest in SHC KSL Partners, LP, that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40.0% interest in the Hotel del Coronado Venture (see note 6) and a controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2012, SH Funding owned interests in the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), the Hotel del Coronado (Hotel del Coronado Venture), and the Four Seasons Residence Club Punta Mita (RCPM) (see note 6), which are unconsolidated affiliates in the accompanying financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At September 30, 2012 and December 31, 2011, restricted cash and cash equivalents included $21,164,000 and $19,135,000 respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At September 30, 2012 and December 31, 2011, restricted cash and cash equivalents also included reserves of $27,862,000 and $20,363,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2012 and 2011, income tax benefit (expense) related to continuing operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current tax (expense) benefit:
Europe	$(308)	$(236)	$(538)	$(284)
Mexico	(150)	(1,348)	(150)	(1,977)
United States	—	29	(433)	(1,373)
	(458)	(1,555)	(1,121)	(3,634)
Deferred tax benefit (expense):
Mexico	1,058	1,747	478	1,974
United States	—	(1,059)	428	1,381
	1,058	688	906	3,355
Total income tax benefit (expense)	$600	$(867)	$(215)	$(279)
Per Share Data:
Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 11) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator - Basic:
Loss from continuing operations attributable to SHR	$(2,515)	$(4,200)	$(24,411)	$(85,356)
Preferred shareholder dividends	(6,042)	(7,721)	(18,125)	(23,164)
Loss from continuing operations attributable to SHR common shareholders	$(8,557)	$(11,921)	$(42,536)	$(108,520)

Numerator - Diluted:
Loss from continuing operations attributable to SHR common shareholders	$(8,557)	$(11,921)	$(42,536)	$(108,520)
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	(1,380)	—	—	—
Loss from continuing operations attributable to SHR common shareholders - diluted	$(9,937)	$(11,921)	$(42,536)	$(108,520)

Denominator:
Weighted average common shares – basic	206,523	186,146	198,872	173,349
Potentially dilutive securities	11,659	—	—	—
Weighted average common shares – diluted	218,182	186,146	198,872	173,349

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of September 30, 2012 and 2011 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2012	2011	2012	2011
Noncontrolling interests in SHR's operating partnership	853	853	853	853
Noncontrolling interests in consolidated affiliates	—	—	11,659	—
Options, RSUs and Deferral Program Stock Units	2,584	3,126	2,584	3,126
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of September 30, 2012 and 2011 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive income	11,757	634	12,391
Balance at September 30, 2012	$(37,753)	$(20,508)	$(58,261)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Other comprehensive income (loss)	36,922	(8,453)	28,469
Balance at September 30, 2011	$(58,011)	$(20,684)	$(78,695)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of September 30, 2012 and December 31, 2011, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	September 30, 2012	December 31, 2011
Land	$565,252	$334,048
Land held for development	103,089	103,089
Leasehold interest	11,633	11,633
Buildings	1,409,112	1,316,029
Building and leasehold improvements	80,134	80,134
Site improvements	29,207	29,205
Furniture, fixtures and equipment	477,420	431,502
Improvements in progress	26,261	14,726
Total investment in hotel properties	2,702,108	2,320,366
Less accumulated depreciation	(700,361)	(627,935)
Total investment in hotel properties, net	$2,001,747	$1,692,431
Consolidated hotel properties	15	14
Consolidated hotel rooms	6,587	6,078
Acquisition of the JW Marriott Essex House Hotel
On September 14, 2012, the Company closed on the acquisition of the JW Marriott Essex House Hotel located in New York, New York for a purchase price, net of working capital prorations, of approximately $351,083,000. In connection with the closing of the acquisition, the Company formed a joint venture arrangement with affiliates of KSL Capital Partners, LLC (KSL) (Essex House Hotel Venture) to fund the equity portion of the purchase price. The Company contributed cash of $89,147,000 to acquire a 51.0% controlling interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49.0% interest. The Essex House Hotel Venture secured a $190,000,000 first mortgage to fund the remaining balance of the purchase price. The Essex House Hotel Venture is a variable interest entity that the Company has consolidated because it determined that it is the primary beneficiary (see note 5). At the time of acquisition, the Company recorded $85,651,000 as noncontrolling interests in consolidated affiliates on the balance sheet, which reflected KSL's initial equity interest in the Essex House Hotel Venture.
The acquisition of the JW Marriott Essex House Hotel is consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Essex House Hotel Venture incurred acquisition costs of $2,726,000 for the three and nine months ended September 30, 2012, that are included in corporate expenses on the statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The JW Marriott Essex House Hotel was accounted for as a business combination, and the assets and liabilities and results of operations of the hotel have been consolidated in the financial statements since the date of purchase. Due to the acquisition completion date near the September 30, 2012 quarter-end, the allocation of the purchase price is preliminary and is based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of September 14, 2012. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocation as soon as possible, but no later than one year from the acquisition date. The preliminary allocation of the purchase price for the acquisition is as follows (in thousands):

Land	$231,204
Buildings	88,553
Furniture, fixtures and equipment	21,947
Other assets	13,079
Intangible assets	390
Net working capital	(4,090)
Net purchase price	$351,083
The impact to revenues and net loss attributable to SHR common shareholders from the acquisition of the JW Marriott Essex House Hotel for the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Increase in revenues	$3,838	$—	$3,838	$—
Increase in net loss attributable to SHR common shareholders	$(1,436)	$—	$(1,436)	$—
On an unaudited pro forma basis, revenues, net loss attributable to SHR common shareholders and basic and diluted loss attributable to SHR common shareholders per share for the three and nine months ended September 30, 2012 and 2011 are as follows as if this acquisition had occurred on January 1, 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenue	$220,283	$210,866	$638,046	$627,663
Net (loss) income	$(6,910)	$(8,230)	$(40,842)	$(2,429)
Preferred shareholder dividends	$(6,042)	$(7,721)	$(18,125)	$(23,164)
Net loss attributable to SHR common shareholders	$(10,144)	$(14,068)	$(50,598)	$(17,318)
Net loss attributable to SHR common shareholders per share:
Basic	$(0.05)	$(0.08)	$(0.25)	$(0.10)
Diluted	$(0.06)	$(0.08)	$(0.28)	$(0.14)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISCONTINUED OPERATIONS
The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Hotel operating revenues	$—	$—	$—	$9,743
Operating costs and expenses	—	(54)	—	9,456
Operating income	—	54	—	287
Foreign currency exchange (loss) gain	—	—	(535)	51
Other income, net	—	—	—	326
Income tax expense	—	—	—	(379)
(Loss) gain on sale	—	(35)	—	100,930
Income (loss) from discontinued operations	$—	$19	$(535)	$101,215
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
5. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company and its partner, KSL, formed the Essex House Hotel Venture to acquire, own, manage, and operate the JW Marriott Essex House Hotel (see note 3). The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled; however, it is considered a variable interest entity because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture are included in the accompanying condensed consolidated financial statements.

Other than in connection with a customary environmental indemnity and non-recourse carve-out guaranty in favor of the lender, the liabilities of the Essex House Hotel Venture are solely the obligations of the Essex House Hotel Venture and are not guaranteed by the Company. The debt is secured by the JW Marriott Essex House Hotel, and the creditors of the Essex House Hotel Venture do not have general recourse to the Company. The use of certain assets of the Essex House Hotel Venture is restricted because they are collateral for the Essex House Hotel Venture's debt, and the Company does not have the ability to leverage the assets.

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the nine months ended September 30, 2012, the Company and KSL provided additional contributions of $1,530,000 and $1,470,000, respectively, to the Essex House Hotel Venture for property improvements and closing costs related to the acquisition of the hotel.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of September 30, 2012 and December 31, 2011 includes the following (in thousands):

	September 30, 2012	December 31, 2011
Fairmont Scottsdale Princess Venture (a)	$25,505	$27,367
Hotel del Coronado Venture (b)	87,471	94,876
RCPM (c)	4,029	3,791
Total investment in unconsolidated affiliates	$117,005	$126,034

(a)
The Company has 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture). The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company also serves as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $148,000 and $4,000 for the three months ended September 30, 2012 and 2011, respectively, and $534,000 and $15,000 for the nine months ended September 30, 2012 and 2011, respectively, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 2013 with an option for an extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)
SHC KSL Partners, LP, a consolidated affiliate of the Company, has an ownership interest in BSK Del Partners, L.P. (Hotel del Coronado Venture) that owns the Hotel del Cornado. An unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone) is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest, and the Company, through its ownership interest in SHC KSL Partners, LP, is a limited partner with an indirect 34.3% ownership interest. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, SHC KSL Partners, LP earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $280,000 and $266,000 for the three months ended September 30, 2012 and 2011, respectively, and $694,000 and $1,780,000 for the nine months ended September 30, 2012 and 2011, respectively, which are included in other income, net on the consolidated statements of operations.

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

(c)
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, on the percentage not owned by the Company. These fees amounted to $27,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively, and $98,000 and $38,000 for the nine months ended September 30, 2012 and 2011, respectively, and are included in other income, net in the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	September 30, 2012	December 31, 2011
Assets
Investment in hotel properties, net	$712,254	$719,231
Intangible assets, net	42,695	43,616
Cash and cash equivalents	27,332	35,251
Restricted cash and cash equivalents	26,734	31,844
Prepaid expenses and other assets	34,567	31,297
Total assets	$843,582	$861,239
Liabilities and Partners’ Equity
Mortgage and other debt payable	$558,000	$558,000
Other liabilities	56,194	52,274
Partners’ equity	229,388	250,965
Total liabilities and partners’ equity	$843,582	$861,239

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Hotel operating revenue	$55,585	$51,044	$167,068	$113,644
Residential sales	2,280	526	9,910	3,069
Total revenues	57,865	51,570	176,978	116,713
Expenses
Hotel operating expenses	43,187	36,500	123,802	82,091
Residential costs of sales	1,469	184	6,342	1,023
Depreciation and amortization	8,610	8,540	25,726	18,829
Other operating expenses	1,178	1,084	4,114	5,155
Total operating expenses	54,444	46,308	159,984	107,098
Operating income	3,421	5,262	16,994	9,615
Interest expense, net	(7,992)	(8,028)	(23,980)	(22,284)
Other expenses, net	(101)	(335)	(39)	(1,892)
Net loss	$(4,672)	$(3,101)	$(7,025)	$(14,561)
Equity in losses in unconsolidated affiliates
Net loss	$(4,672)	$(3,101)	$(7,025)	$(14,561)
Partners’ share of loss of unconsolidated affiliates	2,175	1,216	3,886	7,690
Adjustments for basis differences, taxes and intercompany eliminations	240	18	1,085	605
Total equity in losses of unconsolidated affiliates	$(2,257)	$(1,867)	$(2,054)	$(6,266)
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in losses of the unconsolidated affiliates.
7. OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $49,000 and $42,000 of the deferred gain for the three months ended September 30, 2012 and 2011, respectively, and for the nine months ended September 30, 2012 and 2011, recognized $150,000 and $151,000, respectively. As of September 30, 2012 and December 31, 2011, the deferred gain on the sale of the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,489,000 and $3,655,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,719,000 (adjusting by an index formula) ($4,782,000 based on the foreign exchange rate as of September 30, 2012) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at September 30, 2012 and December 31, 2011 was $2,443,000 and $2,462,000, respectively, and is included in other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
In June 2004, the Company recorded a sale of the Paris Marriott, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott (see note 4). The results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Prior to the sale of the leasehold interest, the Company recognized $1,214,000 as amortization of the deferred gain in (loss) income from discontinued operations as a reduction to lease expense for the nine months ended September 30, 2011. When the sale of the leasehold interest closed, the remaining unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in (loss) income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in (loss) income from discontinued operations, in the Company’s consolidated statements of operations.
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
Mortgages and other debt payable at September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a) (basis points)	Current Maturity	September 30, 2012	December 31, 2011
Hyatt Regency La Jolla (b)	Fixed	November 2012	$97,500	$97,500
Marriott London Grosvenor Square	1.10%	October 2013	114,870	113,659
Four Seasons Washington, D.C. (c)	3.15%	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel (c)	3.85%	July 2015	110,000	110,000
JW Marriott Essex House Hotel (c)	4.00%	September 2015	190,000	—
InterContinental Miami (c)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	95,828	97,750
Westin St. Francis	Fixed	June 2017	215,673	220,000
InterContinental Chicago	Fixed	August 2021	145,000	145,000
Total mortgages payable (d)			1,183,871	998,909
Other debt (e)	Fixed	January 2013	1,476	1,476
Total mortgages and other debt payable			$1,185,347	$1,000,385

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.21% at September 30, 2012) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square (£71,070,000 and £73,130,000 at September 30, 2012 and December 31, 2011, respectively) and the JW Marriott Essex House Hotel. Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.60% at September 30, 2012) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)	In August 2012, the Company amended the mortgage loan agreement and extended the maturity date from September

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1, 2012 to November 1, 2012. Prior to the extended term, interest was paid monthly at LIBOR plus 1.00%. During the extended term, interest was paid monthly at a fixed rate of 5.60%. On November 1, 2012, the Company entered into a new mortgage loan. The mortgage loan was reduced to $90,000,000 and has a maturity date of December 1, 2017. Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, but no less than 4.50%, and interest on $18,000,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(c)
The mortgage loan secured by the Four Seasons Washington, D.C. hotel has two, one-year extension options, the mortgage loan secured by the InterContinental Miami hotel has two, one-year extension options, the mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options, and the mortgage loan secured by the JW Marriott Essex House Hotel has two, one-year extension options. All of the extension options are subject to certain conditions. The maturity dates in the table exclude extension options.

(d)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at September 30, 2012.

(e)
The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.0% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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
The interest rate at September 30, 2012 was 3.21% and the weighted average interest rate for the three and nine months ended September 30, 2012 was 3.55% and 3.41%, respectively. At September 30, 2012, maximum availability under the bank credit facility was $300,000,000 and there was $124,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $18,520,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of September 30, 2012 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2012 (remainder)	$99,648
2013	127,212
2014	13,872
2015	140,246
2016	150,661
Thereafter	777,708
Total	$1,309,347
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $452,000 and $279,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,131,000 and $825,000 for the nine months ended September 30, 2012 and 2011, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $954,000 and $894,000 for the three months ended September 30, 2012 and 2011, respectively, and $2,761,000 and $2,816,000 for the nine months ended September 30, 2012 and 2011, respectively.
9. EQUITY AND DISTRIBUTION ACTIVITY
Common Shares:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2011 (excluding 853,461 units of SH Funding (OP Units) outstanding at September 30, 2012 and December 31, 2011, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2011	185,627
RSUs redeemed for shares of SHR common stock	282
Common stock issued	18,400
Outstanding at September 30, 2012	204,309
Common Stock
In April 2012, SHR completed a public offering of common stock by issuing 18,400,000 shares at a public offering price of $6.50 per share. After underwriting discounts and commissions and transaction expenses, SHR raised net proceeds of approximately $114,062,000. These proceeds were used for general corporate purposes, including, without limitation, reducing the Company’s borrowings under its secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. In connection with this offering, SHR’s board of directors approved an increase in the number of shares of common stock that SHR is authorized to issue from 250,000,000 to 350,000,000, and SHR’s charter was amended accordingly.
As of September 30, 2012, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
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
Preferred Stock:
SHR’s charter provides that it may issue up to 150,000,000 shares of preferred stock, $0.01 par value per share. SHR’s 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock), 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock), and 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) have perpetual lives and SHR may redeem them at $25.00 per share plus accrued distributions.
Distributions
Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of SHR’s Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Dividends on the preferred stock are cumulative.
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
On June 29, 2012, SHR paid dividends on its preferred stock as follows:

	Distribution (in thousands)	Per Share
Series A Preferred Stock	$30,852	$7.44
Series B Preferred Stock	$26,099	$7.22
Series C Preferred Stock	$27,631	$7.22
SHR's board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the third quarter of 2012. The distributions were paid on October 1, 2012 to holders of record as of the close of business on September 14, 2012.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
Common shares issued	113,594	—	113,594	468
RSUs redeemed for common shares	2	—	2
Net loss	(24,946)	(891)	(25,837)	(126)
CTA	631	—	631	3
Derivatives and other activity	11,706	—	11,706	51
Share-based compensation	4,494	—	4,494	19
Distributions to preferred shareholders	(18,125)	—	(18,125)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(331)	—	(331)	331
Contributions from holders of noncontrolling interests in consolidated affiliates	—	87,120	87,120	—
Distributions to holders of noncontrolling interests in consolidated affiliates	1,789	(2,806)	(1,017)	—
Other	200	(65)	135	(200)
Balance at September 30, 2012	$743,158	$91,580	$834,738	$5,129

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity) (a)
Balance at December 31, 2010	$620,262	$25,082	$645,344	$5,050
Common shares issued	210,956	—	210,956	1,003
RSUs redeemed for common shares	2	—	2	—
Net income	15,393	997	16,390	70
CTA	(8,413)	—	(8,413)	(40)
Derivatives and other activity	36,750	—	36,750	172
Share-based compensation	12,222	—	12,222	56
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(32)	(32)	—
Redemption value adjustment	1,829	—	1,829	(1,829)
Noncontrolling interests assumed	—	10,725	10,725	—
Acquisition of noncontrolling interest	(63,722)	(26,581)	(90,303)	—
Other	804	14	818	(804)
Balance at September 30, 2011	$826,083	$10,205	$836,288	$3,678

(a)
The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as OP Units may be exchanged into shares of SHR common stock on a one-for-one basis. The interests held by the noncontrolling partners are stated at the greater of carrying value or their redemption value.

As of September 30, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,129,000 (based on the September 28, 2012 SHR common share closing price of $6.01) and $4,583,000

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(based on the December 30, 2011 SHR common share closing price of $5.37), respectively. As of September 30, 2011 and December 31, 2010, the redeemable noncontrolling interests had a redemption value of approximately $3,678,000 (based on the September 30, 2011 SHR common share closing price of $4.31) and $5,050,000 (based on the December 31, 2010 SHR common share closing price of $5.29), respectively.
10. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, loss on early extinguishment of debt, or (loss) income from discontinued operations, as appropriate. The Company records all derivatives at fair value as either other assets or accounts payable and accrued expenses in the accompanying consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of September 30, 2012. The Company reclassified its derivative financial instruments from Level 3 to Level 2 as unobservable inputs to the valuation model became insignificant during the nine months ended September 30, 2012. As of September 30, 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14,961,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£71,070
At September 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at September 30, 2012 and December 31, 2011, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £71,070,000 and £73,130,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
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
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	3	$430,000
During the three months ended September 30, 2012, the Company purchased two interest rate caps with LIBOR strike rates of 4.00% and 3.00%, respectively. The interest rates caps, with notional amounts of $110,000,000 and $190,000,000, respectively, cover the mortgage loans secured by the Loews Santa Monica Beach Hotel and the JW Marriott Essex House Hotel, respectively.
At September 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000. The Company’s current domestic swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At September 30, 2012 and December 31, 2011, the aggregate notional amount of the Company’s interest rate cap agreements was $430,000,000 and $324,750,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 3.00% to 4.00% and a maturity dates ranging from July 2013 to September 2015.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2012	December 31, 2011
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(37,775)	$(42,527)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(19,462)	$(23,867)
Interest rate caps	Prepaid expenses and other assets	$126	$—
The following table reflects transfers out of Level 3 for all derivative financial instruments categorized as Level 3 as of January 1, 2012 (in thousands):

	Beginning Balance	Transfers Out of Level 3	Ending Balance
Interest rate swaps	(66,394)	$66,394	$—

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of September 30, 2012. The following table reflects changes in interest rate swap liabilities categorized as Level 2 for the nine months ended September 30, 2012 (in thousands):

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	9,157
Balance as of September 30, 2012	$(57,237)
The Company did not have any fair value measurements using inputs based on quoted prices in active markets (Level 1 or Level 2) as of September 30, 2011. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the nine months ended September 30, 2011 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations (a)	33,311
Mark to market adjustments	(5,239)
Balance as of September 30, 2011	$(70,258)

(a)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Instruments on the Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(1,099)	$(6,500)	$(4,332)	$(15,289)
Effective portion of loss reclassified into interest expense	$(5,317)	$(6,199)	$(16,255)	$(24,717)
Effective portion of loss reclassified into loss on early termination of derivative financial instruments	$—	$—	$—	$(27,440)
Ineffective portion of loss recognized in interest expense	$(779)	$(834)	$(2,366)	$(5,396)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$—	$—	$—	$(1,802)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(708)	$(3,562)	$(2,720)	$(8,590)
Interest rate caps:
(Loss) gain recognized in other income, net	$(68)	$4	$(71)	$(19)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of September 30, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $60,113,000. As of September 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under the agreements at their termination value of $60,113,000. The Company has not breached any of the provisions as of September 30, 2012.
11. SHARE-BASED EMPLOYEE COMPENSATION PLANS
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
The Company recorded compensation expense of $967,000 and $724,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended September 30, 2012 and 2011, respectively and $3,696,000 and $2,698,000 for the nine months ended September 30, 2012 and 2011, respectively. The compensation expense is recorded in corporate expenses on the accompanying consolidated statements of operations. As of September 30, 2012, there was unrecognized compensation expense of $3,332,000 related to nonvested RSUs and $2,822,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 1.68 years for nonvested RSUs and 2.25 years for performance share awards.
Value Creation Plan:
On August 27, 2009, SHR adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of SHR’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provides for the payment of up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 is at least $4.00 (Normal Distribution Amount). In addition, if a change of control occurs at any time prior to December 31, 2012, participants in the Value Creation Plan will generally not be entitled to the Normal Distribution Amount and will instead be entitled to receive 2.5% of SHR’s market capitalization based on the value of a share of SHR’s common stock upon the change of control (Change of Control Price), regardless of whether the Change of Control Price is less than $4.00 or greater than $20.00. A total of up to one million units issuable under SHR’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) can be allocated under the Value Creation Plan to key employees. Payments upon a unit of distribution may be made in cash, in shares of SHR’s common stock (subject to approval by SHR’s stockholders), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On February 21, 2012, SHR adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, no more than 174,828,353 shares of SHR’s common stock will be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan. As of September 30, 2012, all one million VCP Units have been granted under the Value Creation Plan.
Deferral Program:
On June 29, 2011, SHR and its former president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount that may be paid pursuant to the Value Creation Plan currently contemplated to be paid in cash within 30 days after the end of each 2012 calendar quarter and to have such Normal Distribution Amount instead be converted into Deferral Program Stock Units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit will be converted on a one-for-one basis into a share of SHR common stock on January 2, 2014 or if earlier, upon a change of control of SHR or the first business day of the calendar month following six months after Mr. Geller’s termination of employment. Upon mutual agreement between the Company and Mr. Geller on November 2, 2012, Mr. Geller resigned from his position as president and chief executive officer of the Company and as a member of the Company's board of directors, effective as of such date (see note 17).
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The unrecognized compensation expense related to the equity component of the award at September 30, 2012 was $0. The fair value of the liability component of the award at September 30, 2012 was $2,301,000. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the three months ended September 30, 2012 and 2011 was $(2,013,000) and $(6,921,000), respectively, and $2,759,000 and $9,078,000 for the nine months ended September 30, 2012 and 2011, respectively. In April 2012, the Company paid $18,357,000 pursuant to the Value Creation Plan and in April 2012, Mr. Geller received 1,238,941 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan.
12. RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s former president and chief executive officer, serves as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 and 2011 was $180,000 and $175,000, respectively. Mr. Warning received cash bonuses in 2012 and 2011 of $86,000 and $108,000, respectively. Mr. Warning received grants of RSUs of 4,698 and 13,809, in 2012 and 2011, respectively, and a grant of 9,538 performance share awards in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan.
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
Letters of Credit:
As of September 30, 2012, the Company provided a $250,000 letter of credit related to its office space lease, a $1,600,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $16,670,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel.
Construction Contracts:
The Company has executed various contracts related to construction activities. As of September 30, 2012, the Company’s obligations under these contracts amounted to approximately $6,425,000. The construction activities are expected to be completed in 2012 and 2013.
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of September 30, 2012, the Essex House Hotel Venture's obligation under this agreement is approximately $15,600,000. The improvements are to be completed by December 2014.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2012 and December 31, 2011, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At September 30, 2012 and December 31, 2011, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $555,477,000 and $464,226,000, respectively. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the JW Marriott Essex House Hotel, the Four Seasons Washington, D.C. hotel, the Loews Santa Monica Beach Hotel, and the InterContinental Miami hotel approximated the carrying value of $639,000,000 and $375,000,000, at September 30, 2012 and December 31, 2011, respectively.
Using estimated market rates, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $3,500,000 lower than the total carrying value of $114,870,000 as of September 30, 2012.

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
15. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of September 30, 2012, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$189,276	$174,378	$531,042	$516,303
Mexico	3,755	4,456	21,838	23,611
Europe	11,534	11,072	31,365	30,010
Total	$204,565	$189,906	$584,245	$569,924

	September 30, 2012	December 31, 2011
Long-lived Assets:
United States	$1,809,133	$1,496,513
Mexico	169,648	169,729
Europe	94,296	97,183
Total	$2,073,077	$1,763,425
16. MANAGEMENT AGREEMENTS
The Company has amended terms of its management agreements with various hotel operators. Consideration resulting from these amendments are classified as deferred credits and will be recognized ratably in earnings (as an offset to management fee expense) over the expected remaining initial terms of the respective management agreements. At September 30, 2012 and December 31, 2011, deferred credits of $12,098,000 and $12,922,000, respectively, were included in accounts payable and accrued expenses on the consolidated balance sheets.
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott. In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Essex House Hotel Venture on a monthly basis. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. For

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the three and nine months ended September 30, 2012, the Essex House Hotel Venture did not recognize any revenue related to the performance guarantee.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended September 30, 2012 and 2011, respectively, and fees of $300,000 and $300,000 for the nine months ended September 30, 2012 and 2011, under these agreements, which are included in other income, net in the consolidated statements of operations.
17. SUBSEQUENT EVENTS

On November 1, 2012, the Company entered into a new mortgage loan that secures the Hyatt Regency La Jolla hotel (see note 8).

Upon mutual agreement between the Company and Mr. Geller on November 2, 2012, Mr. Geller resigned from his position as president and chief executive officer of the Company and as a member of the Company's board of directors, effective as of such date. In connection with Mr. Geller's separation, the Company and Mr. Geller entered into a separation agreement, dated November 2, 2012, pursuant to which, among other things (i) Mr. Geller will receive a lump sum cash payment of $1,050,000, (ii) 210,396 performance shares granted pursuant to the Company's Amended and Restated Plan and held by Mr. Geller shall remain eligible for vesting based on the Company's performance through December 31, 2014, (iii) the vesting of 250,001 stock units granted pursuant to the Amended and Restated Plan and held by Mr. Geller will be accelerated and (iv) Mr. Geller's outstanding units under the Company's Value Creation Plan will vest and settle in accordance with the terms of the underlying award agreement. In connection with Mr. Geller's resignation, Mr. Raymond P. Gellein, Jr., the current chairman of the board of directors of the Company, was appointed as the Company's  new president and chief executive officer. Mr. Gellein will continue to serve as chairman of board. In addition, Ms. Sheli Z. Rosenberg has been appointed lead independent director.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC) was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under the Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of September 30, 2012.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2012. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2012, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery near the end of the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth. RevPAR and occupancy gains continued in the third quarter of 2012, primarily driven by improved demand in transient business and increases in average room rates.
The third quarter of 2012 represented the eleventh consecutive quarter of demand growth and tenth consecutive quarter of RevPAR growth and profit margin expansion for our North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates, gained 0.9 percentage points in occupancy, driven by a 1.9% increase in group room nights, and a 0.8% increase in transient room nights compared to the quarter ended September 30, 2011. ADR at our Same Store Assets increased 4.4% in the third quarter of 2012 as a result of a 5.1% increase in transient rate and a 2.0% increase in group rate, compared to the third quarter of 2011. For the quarter ended September 30, 2012, RevPAR in this portfolio increased 5.6% and Total RevPAR increased 5.8%, compared to the quarter ended September 30, 2011.
Our total United States portfolio of 14 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and excludes the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended September 30, 2012, RevPAR for our total United States portfolio increased 5.8%, driven by a 5.2% increase in ADR and a 0.4 percentage point increase in occupancy, compared to the quarter ended September 30, 2011.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For the third quarter of 2012, occupancy at the Four Seasons Punta Mita Resort declined by 10.4 percentage points, leading to a 25.7% decline in RevPAR, compared to the quarter ended September 30, 2011.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, which includes the 14 hotels in our total United States portfolio and the Four Seasons Punta Mita Resort, definite group room nights for 2012 as of September 30, 2012 are down 0.1% compared to the same time last year but are booked at 3.5% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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

•
We refinanced $847.0 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $877.8 million, with initial maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these transactions, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.3 billion as of September 30, 2012. As of September 30, 2012, we had approximately $16.2 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had $124.0 million outstanding borrowings on our $300.0 million bank credit facility and $18.5 million in letters of credit outstanding.
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
Four Seasons Jackson Hole Hotel
We have hired a hotel brokerage and investment firm to advise us on the marketing and sale of the Four Seasons Jackson Hole hotel.
Factors Affecting Our Results of Operations
Acquisition and Sale of Interests in Consolidated Properties.
On September 14, 2012, we closed on the acquisition of the JW Marriott Essex House Hotel for approximately $351.1 million, net of prorations. In connection with the closing of the hotel acquisition, we entered into joint venture agreements with affiliates of KSL Capital Partners, LLC (Essex House Hotel Venture) to fund the equity portion of the purchase price. We have a 51% controlling interest in the Essex House Hotel Venture and serve as managing member and asset manager.
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
Our Same Store Assets for purposes of the comparison of the three months ended September 30, 2012 and 2011 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations. Our Same Store Assets for purposes of the comparison of the nine months ended September 30, 2012 and 2011 exclude the JW Marriott Essex House Hotel, the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2012 and 2011 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2012	2011	2012	2011
Revenues:
Rooms	55.4%	54.4%	56.0%	55.4%
Food and beverage	33.8%	34.4%	34.2%	34.1%
Other hotel operating revenue	10.2%	10.5%	9.1%	9.7%
Lease revenue	0.6%	0.7%	0.7%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 59.9% and 57.5% of the rooms sold during the nine months ended September 30, 2012 and 2011, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 40.1% and 42.5% of the rooms sold during the nine months ended September 30, 2012 and 2011, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2011 and the first three quarters of 2012, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved and luxury hotel demand for the industry is at an all-time high over the last few quarters, occupancy and ADR metrics for our hotels remain below prior peak periods.
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
For purposes of calculating our Total Portfolio RevPAR for the three and nine months ended September 30, 2012 and 2011, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the nine months ended September 30, 2012 and 2011 and excludes the JW Marriott Essex House Hotel for the three and nine months ended September 30, 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.

Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2012 and 2011 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2012	2011	2012	2011
Hotel Operating Expenses:
Rooms	20.3%	19.4%	20.8%	20.0%
Food and beverage	32.1%	32.2%	32.5%	32.7%
Other departmental expenses	34.5%	35.3%	34.1%	34.7%
Management fees	4.0%	4.1%	4.0%	3.9%
Other hotel expenses	9.1%	9.0%	8.6%	8.7%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 49.0% and 48.7% of the Total Portfolio total hotel operating expenses for the nine months ended September 30, 2012 and 2011, respectively.
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
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent and acquisition costs.
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
Mortgage Loan Agreements. On November 1, 2012, we refinanced and decreased the loan secured by the Hyatt Regency La Jolla hotel to $90.0 million with interest payable monthly at LIBOR plus 4.00%, but no less than 4.50%, for $72.0 million of the principal balance and interest payable monthly at an annual fixed rate of 10.00% for $18.0 million of the principal balance. The loan has a maturity date of December 1, 2017.
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

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011
Operating Results
The following table presents the operating results for the three months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$119,067	$110,048	$9,019	8.2%	$116,149	$110,048	$6,101	5.5%
Food and beverage	63,283	58,664	4,619	7.9%	62,424	58,664	3,760	6.4%
Other hotel operating revenue	21,040	19,939	1,101	5.5%	20,950	19,907	1,043	5.2%
Lease revenue	1,175	1,255	(80)	(6.4)%	1,175	1,255	(80)	(6.4)%
Total revenues	204,565	189,906	14,659	7.7%	200,698	189,874	10,824	5.7%
Operating Costs and Expenses:
Hotel operating expenses	152,502	144,537	(7,965)	(5.5)%	149,509	144,461	(5,048)	(3.5)%
Lease expense	1,114	1,249	135	10.8%	1,114	1,249	135	10.8%
Depreciation and amortization	25,649	25,526	(123)	(0.5)%	24,965	25,176	211	0.8%
Corporate expenses	6,956	(2,228)	(9,184)	(412.2)%	—	—	—	—
Total operating costs and expenses	186,221	169,084	(17,137)	(10.1)%	175,588	170,886	(4,702)	(2.8)%
Operating income	18,344	20,822	(2,478)	(11.9)%	25,110	18,988	6,122	32.2%
Interest expense, net	(19,900)	(21,797)	1,897	8.7%
Loss on early extinguishment of debt	—	(399)	399	100.0%
Loss on early termination of derivative financial instruments	—	—	—	—%
Equity in losses of unconsolidated affiliates	(2,257)	(1,867)	(390)	(20.9)%
Foreign currency exchange loss	(996)	(209)	(787)	(376.6)%
Other income, net	436	355	81	22.8%
Loss before income taxes and discontinued operations	(4,373)	(3,095)	(1,278)	(41.3)%
Income tax benefit (expense)	600	(867)	1,467	169.2%
Loss from continuing operations	(3,773)	(3,962)	189	4.8%
Income from discontinued operations, net of tax	—	19	(19)	(100.0)%
Net loss	(3,773)	(3,943)	170	4.3%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	17	16	1	6.3%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,241	(254)	1,495	588.6%
Net loss attributable to SHR	$(2,515)	$(4,181)	$1,666	39.8%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$25,110	$18,988	$6,122	32.2%
Corporate expenses					(6,956)	2,228	(9,184)	(412.2)%
Corporate depreciation and amortization					(260)	(350)	90	25.7%
Non-Same Store Assets operating income (loss)					450	(44)	494	1,122.7%
Total Portfolio operating income					$18,344	$20,822	$(2,478)	(11.9)%
Operating Data (1):
Number of hotels	16	15			15	15
Number of rooms	6,865	6,356			6,356	6,356

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.
Rooms. Our Same Store Assets contributed to a $6.1 million, or 5.5%, increase in rooms revenue. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	78.7%	78.1%	0.8%
ADR	$265.25	$253.29	4.7%
RevPAR	$208.88	$197.91	5.5%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 0.6 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across the majority of our Same Store Assets for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining demand resulting from security concerns in Mexico and rooms revenue at the Four Seasons Washington D.C. hotel decreased due to a large group customer in the same period of the prior year that did not repeat in the current period.
For the Total Portfolio, rooms revenue increased $9.0 million, or 8.2%, for the three months ended September 30, 2012 from the three months ended September 30, 2011. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes $2.9 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. The components of RevPAR from our Total Portfolio for the three months ended September 30, 2012 and 2011 are summarized as follows:

	Three Months Ended September 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	78.6%	78.1%	0.6%
ADR	$268.39	$253.29	6.0%
RevPAR	$210.84	$197.91	6.5%
Food and Beverage. Our Same Store Assets experienced a $3.8 million, or 6.4%, increase in food and beverage revenue for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan’s Steak House at the InterContinental Chicago hotel, and higher average group spending on food and beverage. For the Total Portfolio, food and beverage revenue increased $4.6 million, or 7.9%, when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $0.9 million of additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired on September 14, 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $1.0 million, or 5.2%, for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011 primarily due to condominium rentals at the Four Seasons Jackson Hole hotel and spa revenues.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2012 and 2011, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$32,069	$29,283	$(2,786)	(9.5)%	$31,264	$29,283	$(1,981)	(6.8)%
Food and beverage	47,355	45,345	(2,010)	(4.4)%	46,427	45,345	(1,082)	(2.4)%
Other departmental expenses	52,908	51,358	(1,550)	(3.0)%	52,258	51,358	(900)	(1.8)%
Management fees	6,182	5,879	(303)	(5.2)%	6,092	5,879	(213)	(3.6)%
Other hotel expenses	13,988	12,672	(1,316)	(10.4)%	13,468	12,596	(872)	(6.9)%
Total hotel operating expenses	$152,502	$144,537	$(7,965)	(5.5)%	$149,509	$144,461	$(5,048)	(3.5)%
Hotel operating expenses for our Same Store Assets increased by $5.0 million, or 3.5%, primarily due to:

•	$2.1 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$0.8 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.8 million higher real estate taxes,

•	$0.3 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan’s Steak House at the InterContinental Chicago hotel,

•	$0.3 million higher insurance costs, and

•	$0.2 million higher management fees.
For the Total Portfolio, hotel operating expenses increased by $8.0 million, or 5.5%, for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. In addition to the increase at the Same Store Assets, the Total Portfolio also includes $2.9 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired on September 14, 2012.
Corporate Expenses. Corporate expenses increased $9.2 million, or 412.2%, for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The increase in corporate expenses is primarily due to $3.9 million of acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel and a $4.9 million decrease in a credit related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan" for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock.

Interest Expense, Net. The $1.9 million, or 8.7%, decrease in interest expense, net for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011, was primarily due to:

•	a $2.8 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $0.8 million decrease in amortization of interest rate swap costs, and

•	a $0.2 million increase in capitalized interest, partially offset by

•	a $1.8 million increase attributable to higher average borrowings,

•	a $0.1 million increase due to higher average interest rates, and

•	a $0.1 million increase in the amortization of deferred financing costs.
The components of interest expense, net for the three months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Mortgages and other debt	$(17,987)	$(16,515)
Bank credit facility	(984)	(567)
Amortization of deferred financing costs	(954)	(894)
Amortization of interest rate swap costs	(2,157)	(2,995)
Mark to market of certain interest rate swaps	1,688	(1,146)
Interest income	42	41
Capitalized interest	452	279
Total interest expense, net	$(19,900)	$(21,797)
The weighted average debt outstanding for the three months ended September 30, 2012 and 2011 amounted to $1.1 billion and $1.0 billion, respectively. At September 30, 2012, including the effect of interest rate swaps, approximately 81.7% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the three months ended September 30, 2011, we recognized a loss on early extinguishment of debt of $0.4 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to refinancings of certain mortgages.
Equity in Losses of Unconsolidated Affiliates. The following tables present equity in losses and certain components included in the calculation of equity in losses resulting from our unconsolidated affiliates.
Three months ended September 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in (losses) earnings	$(3,052)	$756	$39	$(2,257)
Depreciation and amortization	1,774	1,995	23	3,792
Interest expense	191	2,953	14	3,158
Income tax expense	—	74	11	85

Three months ended September 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in (losses) earnings	$(3,326)	$1,533	$(74)	$(1,867)
Depreciation and amortization	1,806	1,941	23	3,770
Interest expense	198	3,078	25	3,301
Income tax expense (benefit)	—	125	(32)	93

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

We recorded $2.3 million of equity in losses during the three months ended September 30, 2012, which is a $0.4 million increase from the $1.9 million equity in losses recorded during the three months ended September 30, 2011, primarily due to an increase in real estate taxes related to a reassessment in the current period at the Hotel del Coronado.
Foreign Currency Exchange Loss. Foreign currency exchange loss increased $0.8 million, or 376.6%, for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The decrease was primarily related to the liquidation of a foreign entity, partially offset by working capital changes at certain foreign hotel properties.
Income Tax Benefit (Expense). Income tax benefit (expense) decreased $1.5 million, or 169.2%, during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. The change in income taxes primarily relates to tax expense of $1.0 million in the prior period at the InterContinental Chicago hotel. There was no income tax expense for the three months ended September 30, 2012 due to our acquisition of the noncontrolling interest in the property in June 2011 which resulted in a change in the taxable ownership structure of the InterContinental Chicago hotel during the three months ended September 30, 2011.
Net (Loss) Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the three months ended September 30, 2012 was $1.2 million, a change of $1.5 million, from net income attributable to noncontrolling interests of $0.3 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011
Operating Results
The following table presents the operating results for the nine months ended September 30, 2012 and 2011, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$323,709	$310,330	$13,379	4.3%	$295,412	$273,576	$21,836	8.0%
Food and beverage	197,693	195,987	1,706	0.9%	180,627	168,652	11,975	7.1%
Other hotel operating revenue	59,338	59,860	(522)	(0.9)%	48,006	47,986	20	—%
Lease revenue	3,505	3,747	(242)	(6.5)%	3,505	3,747	(242)	(6.5)%
Total revenues	584,245	569,924	14,321	2.5%	527,550	493,961	33,589	6.8%
Operating Costs and Expenses:
Hotel operating expenses	445,622	441,294	(4,328)	(1.0)%	399,629	381,327	(18,302)	(4.8)%
Lease expense	3,425	3,702	277	7.5%	3,425	3,702	277	7.5%
Depreciation and amortization	76,416	86,222	9,806	11.4%	71,816	76,287	4,471	5.9%
Corporate expenses	23,632	24,206	574	2.4%	—	—	—	—
Total operating costs and expenses	549,095	555,424	6,329	1.1%	474,870	461,316	(13,554)	(2.9)%
Operating income	35,150	14,500	20,650	142.4%	52,680	32,645	$20,035	61.4%
Interest expense, net	(58,505)	(67,024)	8,519	12.7%
Loss on early extinguishment of debt	—	(1,237)	1,237	100.0%
Loss on early termination of derivative financial instruments	—	(29,242)	29,242	100.0%
Equity in losses of unconsolidated affiliates	(2,054)	(6,266)	4,212	67.2%
Foreign currency exchange (loss) gain	(1,169)	77	(1,246)	(1,618.2)%
Other income, net	1,365	4,716	(3,351)	(71.1)%
Loss before income taxes and discontinued operations	(25,213)	(84,476)	59,263	70.2%
Income tax expense	(215)	(279)	64	22.9%
Loss from continuing operations	(25,428)	(84,755)	59,327	70.0%
(Loss) income from discontinued operations, net of tax	(535)	101,215	(101,750)	(100.5)%
Net (loss) income	(25,963)	16,460	(42,423)	(257.7)%
Net loss (income) attributable to the noncontrolling interests in SHR’s operating partnership	126	(70)	196	280.0%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	891	(997)	1,888	189.4%
Net (loss) income attributable to SHR	$(24,946)	$15,393	$(40,339)	(262.1)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$52,680	$32,645	$20,035	61.4%
Corporate expenses					(23,632)	(24,206)	574	2.4%
Corporate depreciation and amortization					(789)	(1,083)	294	27.1%
Non-Same Store Assets operating income					6,891	7,144	(253)	(3.5)%
Total Portfolio operating income					$35,150	$14,500	$20,650	142.4%
Operating Data (1):
Number of hotels	16	15			13	13
Number of rooms	6,865	6,356			6,032	6,032

(1) Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.
Rooms. Our Same Store Assets contributed to an $21.8 million, or 8.0%, increase in rooms revenue, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	74.7%	72.8%	2.6%
ADR	$252.23	$240.48	4.9%
RevPAR	$188.40	$175.07	7.6%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 1.9 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across the majority of our Same Store Assets for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining transient demand resulting from security concerns in Mexico and rooms revenue at the Four Seasons Washington D.C. hotel decreased due to a large group customer in the same period of the prior year that did not repeat in the current period.
For the Total Portfolio, rooms revenue increased $13.4 million, or 4.3%, for the nine months ended September 30, 2012 from the nine months ended September 30, 2011. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes an $8.8 million increase of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $2.9 million increase of additional rooms revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $20.2 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2012 and 2011 are summarized as follows:

	Nine Months Ended September 30,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	74.5%	72.9%	2.2%
ADR	$260.77	$245.85	6.1%
RevPAR	$194.37	$179.18	8.5%
Food and Beverage. Our Same Store Assets experienced a $12.0 million, or 7.1%, increase in food and beverage revenue for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan’s Steak House at the InterContinental Chicago hotel, and higher average group spending on food and beverage. For the Total Portfolio, food and beverage revenue increased $1.7 million, or 0.9%, when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $5.9 million additional revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011 and $0.9 million additional revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $17.1 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2012 and 2011, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$90,628	$85,728	$(4,900)	(5.7)%	$82,940	$76,364	$(6,576)	(8.6)%
Food and beverage	143,065	142,010	(1,055)	(0.7)%	130,078	124,476	(5,602)	(4.5)%
Other departmental expenses	153,557	155,856	2,299	1.5%	136,149	132,463	(3,686)	(2.8)%
Management fees	18,012	18,203	191	1.0%	16,150	14,975	(1,175)	(7.8)%
Other hotel expenses	40,360	39,497	(863)	(2.2)%	34,312	33,049	(1,263)	(3.8)%
Total hotel operating expenses	$445,622	$441,294	$(4,328)	(1.0)%	$399,629	$381,327	$(18,302)	(4.8)%
Hotel operating expenses for our Same Store Assets increased by $18.3 million, or 4.8%, primarily due to:

•	$7.8 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$2.8 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.9 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan’s Steak House at the InterContinental Chicago hotel,

•	$1.4 million higher real estate taxes,

•	$1.2 million higher management fees,

•	$1.2 million higher insurance costs, and

•	$0.9 million higher marketing costs.
For the Total Portfolio, hotel operating expenses increased by $4.3 million, or 1.0%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. In addition to the increase at the Same Store Assets, the Total Portfolio hotel operating expenses also includes a $14.0 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011 and a $2.9 million increase related to the JW Marriott Essex House Hotel, which we acquired in September 2012. These increases are offset by a $31.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $4.5 million, or 5.9%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011 primarily due to certain assets becoming fully depreciated, partially offset by rooms placed in service subsequent to the third quarter of 2011 at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization decreased $9.8 million, or 11.4%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. In addition to the decrease at the Same Store Assets, the Total Portfolio also includes a decrease in depreciation expense of $6.3 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by an increase in depreciation expense of $0.9 million related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011.
Corporate Expenses. Corporate expenses decreased $0.6 million, or 2.4%, for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The decrease in corporate expenses is primarily due to a $6.3 million decrease in the charge related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan" for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock. This decrease was partially offset by an increase in corporate expenses primarily due to an increase in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel, and increases in bonus and RSU expenses.
Interest Expense, Net. The $8.5 million, or 12.7%, decrease in interest expense, net for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011, was primarily due to:

•	a $6.4 million decrease in amortization of interest rate swap costs,

•	a $3.9 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $1.2 million decrease attributable to lower average borrowings,

•	a $0.3 million increase in capitalized interest, and

•	a $0.1 million decrease in the amortization of deferred financing costs, partially offset by

•	a $3.4 million increase due to higher average interest rates.
The components of interest expense, net for the nine months ended September 30, 2012 and 2011 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Mortgages and other debt	$(52,204)	$(50,256)
Bank credit facility	(2,204)	(1,957)
Amortization of deferred financing costs	(2,761)	(2,816)
Amortization of interest rate swap costs	(6,994)	(13,431)
Mark to market of certain interest rate swaps	4,405	487
Interest income	122	124
Capitalized interest	1,131	825
Total interest expense, net	$(58,505)	$(67,024)
The weighted average debt outstanding for each of the nine months ended September 30, 2012 and 2011 amounted to $1.1 billion. At September 30, 2012, including the effect of interest rate swaps, approximately 81.7% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2011, we recognized a loss on early extinguishment of debt of $1.2 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to refinancings of certain mortgages and a new bank credit facility.
Loss on Early Termination of Derivative Financial Instruments. During the nine months ended September 30, 2011, we terminated five interest rate swaps and recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the nine months ended September 30, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

Equity in Losses of Unconsolidated Affiliates. The following tables present equity in losses and certain components included in the calculation of equity in losses resulting from our unconsolidated affiliates.
Nine months ended September 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	RCPM	Total
Equity in (losses) earnings	$(1,083)	$(1,209)	$238	$(2,054)
Depreciation and amortization	5,321	5,944	69	11,334
Interest expense	589	8,833	60	9,482
Income tax (benefit) expense	—	(294)	83	(211)
Nine months ended September 30, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures (1)	RCPM	Total
Equity in losses	$(4,743)	$(1,005)	$(511)	$(7)	$(6,266)
Depreciation and amortization	2,257	5,152	544	69	8,022
Interest expense	248	7,733	778	76	8,835
Income tax expense (benefit)	—	115	(669)	(10)	(564)

(1)
These ventures include SHC KSL Partners, LP (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the developer of a residential condominium-hotel development adjacent to the hotel. See “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures” for further detail regarding the ownership of the Hotel del Coronado.

We recorded $2.1 million of equity in losses during the nine months ended September 30, 2012, which is a $4.2 million decrease from the $6.3 million equity in losses recorded during the nine months ended September 30, 2011, primarily due to seasonality of the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate on June 9, 2011, and costs incurred in the nine months ended September 30, 2011 as part of the Hotel del Coronado and Fairmont Scottsdale Princess recapitalizations.
Foreign Currency Exchange (Loss) Gain. We recorded foreign currency exchange loss of $1.2 million for the nine months ended September 30, 2012 and foreign currency exchange gain of $0.1 million for the nine months ended September 30, 2011. The change of $1.2 million was primarily related to the liquidation of a foreign entity, partially offset by working capital changes at certain foreign hotel properties.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $3.4 million for the nine months ended September 30, 2012 when compared to the prior period is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient during the first quarter of 2011 and a decrease in asset management fee income, which includes financing and other fees received related to the Hotel del Coronado in 2011.
(Loss) Income from Discontinued Operations, Net of Tax. The (loss) income from discontinued operations, net of tax of $101.2 million for the nine months ended September 30, 2011 consisted of a $100.9 million gain recognized on the sale of the Paris Marriott hotel, primarily resulting from the recognition of a deferred gain.
Net Loss (Income) Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the nine months ended September 30, 2012 was $0.9 million, a change of $1.9 million from net income attributable to noncontrolling interests of $1.0 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The facility will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2012 and 2013. As of September 30, 2012, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. Additionally, as of September 30, 2012, we had approximately $16.2 million of available corporate level cash.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of November 8, 2012, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $143.5 million.
On March 11, 2011, we acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price and concurrently privately placed and issued an additional 8.0 million shares of our common stock to an affiliate of the seller of the two hotels at a price of $6.25 per share. The net proceeds from the concurrent private placement were used to repay existing indebtedness under our previous bank credit facility. On April 6, 2011, we sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million) and received an additional €13.5 million ($18.9 million) related to a security deposit that was released back to us and other closing adjustments.
In July 2011 and November 2012, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are exercised (see – “Mortgages and other debt payable” below). On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our secured bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. In February 2009, our board of directors elected to suspend the quarterly dividend to holders of our preferred stock as a measure to preserve liquidity. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends on our preferred stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends). The Unpaid Dividends were paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. Preferred dividends for the quarter ended September 30, 2012 were paid on October 1, 2012 to holders of record as of the close of business on September 14, 2012. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
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

Capital expenditures for the nine months ended September 30, 2012 and 2011 amounted to $37.0 million and $38.4 million, respectively. Included in the 2012 and 2011 amounts were $1.1 million and $0.8 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2012, we expect to spend approximately $13.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $15.0 million to $25.0 million on owner-funded projects, subject to adjustments based on continued evaluation. For the remainder of the year ending December 31, 2012, we expect to spend approximately $1.7 million on renovations and improvements as required by the JW Marriott Essex House Hotel management agreement.
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

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding's ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.
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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of September 30, 2012 (in thousands):

	Balance as of September 30, 2012	Remainder of 2012	2013	2014	2015	2016	Thereafter
Mortgages payable
Hyatt Regency La Jolla, 5.60% (1)	$97,500	$97,500	$—	$—	$—	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	114,870	—	114,870	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	—	130,000	—
Fairmont Chicago, 6.09%	95,828	661	2,745	2,917	3,099	3,294	83,112
Westin St. Francis, 6.09%	215,673	1,487	6,178	6,564	6,976	7,413	187,055
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	—	1,000	2,000	2,000	2,000	103,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%	190,000	—	—	—	1,200	4,800	184,000
InterContinental Miami, LIBOR plus 3.50%	85,000	—	—	422	889	952	82,737
InterContinental Chicago, 5.61%	145,000	—	943	1,969	2,082	2,202	137,804
Total mortgages payable (2)	1,183,871	99,648	125,736	13,872	16,246	150,661	777,708
Other debt, 5.00% (3)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$1,185,347	$99,648	$127,212	$13,872	$16,246	$150,661	$777,708

(1)
On November 1, 2012, we refinanced and decreased this loan to $90.0 million with interest payable monthly at LIBOR plus 4.00%, but no less than 4.50%, for $72.0 million of the principal balance and interest payable monthly at an annual fixed rate of 10.00% for $18.0 million of the principal balance. The loan has a maturity date of December 1, 2017.

(2)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at September 30, 2012.

(3)	The North Beach Venture (see “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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
Equity Securities
As of September 30, 2012, we had 3,714,138 RSUs and Deferral Program Stock Units outstanding, of which 2,213,794 were vested. In addition, as of September 30, 2012, we had 669,797 options to purchase shares of our common stock (Options) outstanding.
The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2011 to September 30, 2012 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2011	185,627,199	853,461	186,480,660
RSUs redeemed for shares of our common stock	281,511	—	281,511
Common stock issued	18,400,000	—	18,400,000
Outstanding at September 30, 2012	204,308,710	853,461	205,162,171
Cash Flows
Operating Activities. Net cash provided by operating activities was $44.7 million and $46.4 million for the nine months ended September 30, 2012 and 2011, respectively. Cash flows from operations decreased from 2011 to 2012 primarily due to $18.4 million paid pursuant to our Value Creation Plan, partially offset by an increase in hotel operating income in the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.
Investing Activities. Net cash used in investing activities was $398.8 million and $57.6 million for the nine months ended September 30, 2012 and 2011, respectively. The significant investing activities during these periods are summarized below:

•	We acquired the JW Marriott Essex House Hotel for $351.1 million during the nine months ended September 30, 2012.

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the nine months ended September 30, 2012.

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the nine months ended September 30, 2011.

•
We sold our leasehold interest in the Paris Marriott and received $55.2 million during the nine months ended September 30, 2011 and an additional $2.0 million during the nine months ended September 30, 2012.

•	We received cash from unconsolidated affiliates of $7.1 million and $1.0 million during the nine months ended September 30, 2012 and 2011, respectively.

•	We paid $93.2 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the nine months ended September 30, 2011.

•
We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the nine months ended September 30, 2011.

•
We disbursed $37.0 million and $38.4 million during the nine months ended September 30, 2012 and 2011, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $10.4 million and $13.7 million during the nine months ended September 30, 2012 and 2011, respectively.
Financing Activities. Net cash provided by financing activities was $364.4 million and $16.3 million for the nine months ended September 30, 2012 and 2011, respectively. The significant financing activities during these years are summarized below:

•
We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the nine months ended September 30, 2012 and received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.2 million during the nine months ended September 30, 2011.

•	We distributed $84.6 million to our preferred shareholders during the nine months ended September 30, 2012.

•
During the nine months ended September 30, 2012, we had net borrowings of $74.0 million on our bank credit facility. During the nine months ended September 30, 2011, we made net payments of $28.0 million on our bank credit facility.

•	We received net proceeds of $180.5 million and $61.0 million on mortgages and other debt during the nine months ended September 30, 2012 and 2011, respectively.

•	We received contributions of $87.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the nine months ended September 30, 2012.

•	We paid $33.3 million to terminate and buy down interest rate swaps during the nine months ended September 30, 2011.

•
We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for $19.5 million during the nine months ended September 30, 2011.

•	We paid financing costs of $4.7 million and $12.5 million during the nine months ended September 30, 2012 and 2011, respectively.
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
In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends. The Unpaid Dividends were paid June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in

February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid June 29, 2012 to holders of record as of the close of business on June 15, 2012. In August 2012, our board of directors authorized, and we declared preferred dividends for the quarter ended September 30, 2012. These dividends were paid October 1, 2012 to holders of record on September 14, 2012.
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
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of September 30, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2) (3)	$1,309,347	$99,648	$281,330	$610,177	$318,192
Interest on long-term debt obligations (3) (4)	330,577	20,745	205,751	72,948	31,133
Operating lease obligations—ground leases and office space	8,885	174	2,149	1,352	5,210
Operating leases—Marriott Hamburg	84,886	1,196	14,347	9,565	59,778
JW Marriott Essex House Hotel property improvements	15,600	1,700	13,900	—	—
Construction contracts	6,425	5,247	1,178	—	—
Total	$1,755,720	$128,710	$518,655	$694,042	$414,313

(1)	These amounts represent obligations that are due within fiscal year 2012.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	On November 1, 2012, we refinanced the mortgage loan secured by the Hyatt Regency La Jolla hotel. See "—Liquidity and Capital Resources-Mortgages and other debt payable."

(4)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2012 and includes the effect of our interest rate swaps.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of September 30, 2012, $21.2 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $25.5 million and $27.4 million as of September 30, 2012 and December 31, 2011, respectively. Our equity in losses of the Fairmont Scottsdale Princess Venture was $1.1 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively.
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
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 60.0% ownership interest and we are a limited partner with an indirect 34.3% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and when applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture with Blackstone, the remaining members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $87.5 million and $94.9 million as of September 30, 2012 and December 31, 2011, respectively. Our equity in losses of the Hotel del Coronado Venture was $1.2 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.
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
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2012 and December 31, 2011, our investment in the unconsolidated affiliate amounted to $4.0 million and $3.8 million, respectively. Our equity in earnings (losses) of the unconsolidated affiliate was $0.2 million and $(7,000) for the nine months ended September 30, 2012 and 2011, respectively.
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
There were no indicators of potential impairment during the nine months ended September 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to September 30, 2012. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the nine months ended September 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to September 30, 2012. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the nine months ended September 30, 2012 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to September 30, 2012. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the nine months ended September 30, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to September 30, 2012. Any such adjustments could be material, but will be non-cash.

•
Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the nine months ended September 30, 2011. We acquired the JW Marriott Essex House Hotel during the nine months ended September 30, 2012.

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
The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to SHR common shareholders	$(8,557)	$(11,902)	$(43,071)	$(7,771)
Depreciation and amortization	25,649	25,526	76,416	86,222
Interest expense	19,942	21,838	58,627	67,148
Income taxes – continuing operations	(600)	867	215	279
Income taxes – discontinued operations	—	—	—	379
Noncontrolling interests	(17)	(16)	(126)	70
Adjustments from consolidated affiliates	(1,879)	(1,248)	(4,382)	(5,431)
Adjustments from unconsolidated affiliates	7,036	7,162	20,606	16,293
Preferred shareholder dividends	6,042	7,721	18,125	23,164
EBITDA	47,616	49,948	126,410	180,353
Realized portion of deferred gain on sale leaseback – continuing operations	(49)	(42)	(150)	(151)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	—	—	(1,214)
Gain on sale of assets – continuing operations	—	—	—	(2,640)
Loss (gain) on sale of assets – discontinued operations	—	35	—	(100,930)
Loss on early extinguishment of debt	—	399	—	1,237
Loss on early termination of derivative financial instruments	—	—	—	29,242
Foreign currency exchange loss (gain) – continuing operations	996	209	1,169	(77)
Foreign currency exchange loss (gain) – discontinued operations	—	—	535	(51)
Adjustment for Value Creation Plan	(2,013)	(6,921)	2,759	9,078
Comparable EBITDA	$46,550	$43,628	$130,723	$114,847
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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to SHR common shareholders	$(8,557)	$(11,902)	$(43,071)	$(7,771)
Depreciation and amortization	25,649	25,526	76,416	86,222
Corporate depreciation	(260)	(279)	(789)	(868)
Gain on sale of assets – continuing operations	—	—	—	(2,640)
Loss (gain) on sale of assets – discontinued operations	—	35	—	(100,930)
Realized portion of deferred gain on sale leaseback – continuing operations	(49)	(42)	(150)	(151)
Realized portion of deferred gain on sale leaseback – discontinued operations	—	—	—	(1,214)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	—	—	379
Noncontrolling interests adjustments	(121)	(134)	(374)	(440)
Adjustments from consolidated affiliates	(859)	(663)	(2,185)	(3,822)
Adjustments from unconsolidated affiliates	3,792	3,770	11,335	8,023
FFO	19,595	16,311	41,182	(23,212)
Redeemable noncontrolling interests	104	118	248	510
FFO – Fully Diluted	19,699	16,429	41,430	(22,702)
Non-cash mark to market of interest rate swaps	(1,688)	1,146	(4,405)	(487)
Loss on early extinguishment of debt	—	399	—	1,237
Loss on early termination of derivative financial instruments	—	—	—	29,242
Foreign currency exchange loss (gain) – continuing operations	996	209	1,169	(77)
Foreign currency exchange loss (gain) – discontinued operations	—	—	535	(51)
Adjustment for Value Creation Plan	(2,013)	(6,921)	2,759	9,078
Comparable FFO	$16,994	$11,262	$41,488	$16,240
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
See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2012.
As of September 30, 2012, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 81.7% was fixed-rate debt when including the effect of interest rate swaps.
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
For the nine months ended September 30, 2012, approximately 9.1% of our total revenues, were generated outside of the United States, with approximately 4.8% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), approximately 3.7% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.
If the U.S. dollar had weakened an additional 10.0% during the nine months ended September 30, 2012, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Increase (decrease) in total revenues	$2.2	$2.8	$0.4	$5.4
Increase in operating income	$—	$0.5	$—	$0.5
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of September 30, 2012, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $3.3 million from the amounts reported.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2012, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011 are updated by adding the risk factor below:
We rely to a significant extent on our new president and chief executive officer, Mr. Raymond L. Gellein, Jr., the loss of whom could have a material adverse effect on our business.
Our continued success will depend to a significant extent on the efforts and abilities of our new president and chief executive officer, Mr. Raymond L. Gellein, Jr. Mr. Gellein has been a director on our board since 2009 and has served as our chairman of the board since August 2010. Mr. Gellein is an experienced hotel industry senior executive and operator. As chairman of the board, president, and chief executive officer, Mr. Gellein is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr Gellein's departure could have a material adverse effect on our operations, financial condition and operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
As previously disclosed, in connection with the closing of the acquisition of the JW Marriott Essex House Hotel, we established a joint venture arrangement (the “Joint Venture”) with affiliates of KSL Capital Partners, LLC (collectively, the “Joint Venture Partners”).  Pursuant to the agreements establishing the Joint Venture (collectively, the “Joint Venture Agreements”), among other things, at any time prior to September 14, 2015, the Joint Venture Partners have the right to exchange their respective interests in the Joint Venture for shares (the “Exchange Shares”) of our common stock in accordance with the terms of the Joint Venture Agreements (the “Put Option”) at an exchange rate per Exchange Share of the greater of (a) $7.50 and (b) the 20 day volume-weighted average price per share of our common stock as of the date the Joint Venture Partners exercise such Put Option. The issuance of any Exchange Shares in connection with the Put Option will be made in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On November 2, 2012, Paula C. Maggio, formerly Senior Vice President, General Counsel & Secretary, was promoted to Executive Vice President, General Counsel & Secretary.   In connection with the promotion, Ms. Maggio's annual target bonus was increased from 60% to 75% of base salary and annual target long-term incentive compensation was increased from 150% to 160% of her base salary.
ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
November 8, 2012	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

November 8, 2012	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	10.1
Purchase and Sale Agreement, dated August 13, 2012, between DIG EH Hotel LLC and SHR Essex House LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 17, 2012 and incorporated herein by reference).

	10.2
Letter Agreement, dated August 20, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 24, 2012 and incorporated herein by reference).

	10.3
First Amendment to Purchase and Sale Agreement, dated September 7, 2012, by and among DIG EH Hotel LLC, SHR Essex House, LLC and SHR Essex House Condominiums, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2012 and incorporated herein by reference).

	10.4
Mortgage Loan Application, dated September 12, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 17, 2012 and incorporated herein by reference).

*	10.5	Limited Liability Company Agreement of SHR Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Holdings Trust and Strategic Hotel Funding, L.L.C.

*	10.6	Limited Liability Company Agreement of SHR Essex House Condominiums Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Condo Investment, LLC and SHC DTRS, Inc.

*	10.7	Limited Liability Company Agreement of DTRS Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH TRS, LLC and SHC DTRS, Inc.

*	10.8	Registration Rights Agreement, dated as of September 14, 2012, by and among the Company, Monroe EH Holdings Trust, Monroe EH TRS, LLC and Monroe EH Condo Investment, LLC.

*	10.9
Loan Agreement, dated as of September 14, 2012, by and among SHR Essex House, LLC, SHR Essex House Condominiums, LLC, DTRS Essex House, LLC, Bank of America, N.A. and various other financial institutions party thereto.

+	10.10
Amendment No. 1 to Employment Agreement, entered into as of September 27, 2012, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 28, 2012 and incorporated herein by reference).

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Forward-Looking Information and Risk Factors.

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.

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