Form 10-K
period 2012-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2013-02-28
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
 ___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-32223
  _________________________
STRATEGIC HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Madison Street, Suite 1700, Chicago, Illinois	60606-3415
(Address of principal executive offices)	(Zip Code)
  _______________________________
Registrant’s telephone number, including area code: (312) 658-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	New York Stock Exchange
8.50% Series A Cumulative Preferred Stock ($0.01 par value per share)	New York Stock Exchange
8.25% Series B Cumulative Preferred Stock ($0.01 par value per share)	New York Stock Exchange
8.25% Series C Cumulative Preferred Stock ($0.01 par value per share)	New York Stock Exchange
  _______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1.16 billion as of June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sale price of the common stock on the New York Stock Exchange on such date).
The number of shares of common stock ($0.01 par value per share) of the registrant outstanding as of February 27, 2013 was 204,308,710.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Michael Jordan's Steak House®, Renaissance®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections, other financial information or other information contained in this report.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
On one or more occasions, we may make statements regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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

•
stagnation or deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels operate and in which we invest, including luxury and upper upscale product;

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

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	contagious disease outbreaks, such as the H1N1 virus outbreak;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	our failure to maintain our status as a real estate investment trust, or REIT;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	changes in generally accepted accounting principles, policies and guidelines; and

•	litigation, judgments or settlements.
Any forward-looking statement speaks only as of the date on which such statement is made. New factors emerge from time to time and it is not possible for management to predict all such factors. We do not intend, and disclaim any duty or obligation, to update or revise any industry information or forward-looking statements set forth in this annual report on Form 10-K to reflect new information, future events or otherwise, except as required by law. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K and in our other documents filed with the Securities and Exchange Commission, or the SEC, that attempt to advise interested parties of the risks and other factors that may affect our business, prospects and results of operations and financial condition.

PART I

ITEM 1.    BUSINESS.
Overview
Strategic Hotels & Resorts, Inc., or SHR, was incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. The terms upper upscale and luxury are classifications of hotels by brand that are defined by Smith Travel Research, an independent provider of lodging industry statistical data. We completed our initial public offering in June 2004. Our accounting predecessor, Strategic Hotel Capital, L.L.C., was founded in 1997. We own interests in or lease our properties through our investment in Strategic Hotel Funding, L.L.C., our operating partnership, which we refer to herein as SH Funding, and its subsidiaries.
We operate as a self-administered and self-managed real estate investment trust, or REIT, managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 27, 2013.
As of February 27, 2013, we:

•
wholly own or lease 14 hotels, have 53.5% and 51.0% interests in affiliates that each own one hotel where we asset manage such hotels, and have 50.0% and 36.4% interests in, and act as asset manager for, two unconsolidated affiliates that each own one hotel;

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
We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely-recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a specialty management company, KSL Resorts.
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
A component of our value creation strategy is to create incremental sources of income from our properties through thoughtfully executed and consumer market research based redevelopment.
Our current strategy includes capital investments, which give us a competitive portfolio in excellent physical condition that management believes can provide relative outperformance during the current recovery cycle. We have planned a variety of property investment programs with the goal of enhancing the cash flow growth of our portfolio through the careful execution of these plans.

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
Seasonality
For information relating to the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” on page 54 of this Form 10-K.
Employees
As of February 27, 2013, we had 35 full-time and four part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.
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
Insurance
Our management believes that our properties are adequately covered by insurance, subject to the risks described under “Item 1A. Risk Factors,” including, among others, the factors described under “Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.” We are responsible for arranging the insurance for most of our hotels, although in certain cases, the hotel management companies that operate our hotels assume responsibility for arranging insurance under the relevant management agreement. The majority of our properties are covered by blanket insurance policies, which cover multiple properties. In the event that these blanket policies are drawn on to cover certain losses on certain properties, the amount of insurance coverage available under such policies could thereby be reduced and could be insufficient to cover the remaining properties’ insurable risks.
REIT Structure
Subject to certain limitations, REITs may own, directly or indirectly, up to 100% of the stock of a taxable REIT subsidiary, or TRS, that can engage in businesses prohibited to a REIT. Thus, hotel REITs may own TRSs that lease hotels from the REIT, rather than requiring the lessee to be a separate, unaffiliated party. However, hotels leased to a TRS must be managed by an unaffiliated third party. The TRS provisions are complex and impose several conditions on the use of TRSs. No more than 25% of a REIT’s assets may consist of securities of TRSs, and no more than 25% of a REIT’s assets may consist of non-qualifying assets, including securities of TRSs and other taxable subsidiaries. The rent and the lease terms between the REIT and the TRS must be at arm's length and comparable to the market. In addition, REITs may generally not own more than 10% of the voting power or value of a corporation that is not treated as a TRS.
Ownership of Hotels
Where we have an ownership interest in a hotel, the entity through which we hold such ownership interest (a Strategic Ownership Entity) will generally lease the hotel to one of our TRSs and the TRS will enter into a management agreement with an independent third party for such party to operate the hotel. A lease between a Strategic Ownership Entity and one of our TRSs (an Affiliate Lease) provides for the TRS to pay to the Strategic Ownership Entity a base rent plus a percentage rent (as more fully described below). An Affiliate Lease must contain economic terms that are similar to a lease between unrelated parties or the Strategic Ownership Entity may have to pay a 100% penalty tax on some of the payments it receives from our TRS under such Affiliate Lease.
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
Third Party Lease Agreements
We are the tenant under a lease with a third-party landlord for the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire Resort and the Marriott London Grosvenor Square hotel. Additionally, an unconsolidated affiliate is a tenant under a ground lease for a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The remaining life on the initial terms of these third party leases range from eight to 99 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent.
Hotel Management Agreements
Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.0% to 4.0% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from less than one year to 30 years. A management agreement with one of our operators typically has the terms described below.

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

•
JW Marriott Essex House Hotel performance guarantee. A provision of this management agreement, entered into with an affiliate of Marriott, requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. The guarantee period began on September 17, 2012 and will continue through the earlier of (a) December 31, 2020, (b) the date at which the maximum guarantee has been funded, or (c) the termination of the management agreement.

We lease one of our hotels, the Marriott Hamburg, pursuant to a lease agreement whereby rent is paid by the hotel management company that operates the hotel, as lessee, to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of our management contracts described above.
Code of Business Conduct and Ethics and Corporate Governance Documents
We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange, or NYSE, corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at www.strategichotels.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions granted to directors and specified officers, on our website within four business days following the date of such amendment or waiver. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Corporate Secretary, Strategic Hotels & Resorts, Inc., 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.
Geographic and Business Segment Information
For information with respect to revenues from and our long-lived assets located in different geographic areas, refer to “Item 8. Financial Statements and Supplementary Data—19. Geographic and Business Segment Information.”
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

ITEM 1A.    RISK FACTORS.
In addition to the information and factors discussed elsewhere in this annual report on Form 10-K, including our consolidated financial statements and the related notes, the factors disclosed below could cause our actual results to differ materially from those projected in any forward-looking statements and could affect our future financial performance.
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
We incurred losses in the past five fiscal years due to the recent economic downturn, and we may continue to incur losses in the future.
We incurred net losses of $58.3 million, $4.9 million, $230.8 million, $246.4 million and $317.5 million for our 2012, 2011, 2010, 2009 and 2008 fiscal years, respectively. The recent economic downturn has negatively impacted business and leisure travel. A further decline in economic conditions will likely produce continued losses. There can be no assurance that we will resume profitable operations and generate net income for our stockholders in the near term or at all.
Our financial covenants may adversely affect our financial position, results of operations and liquidity.
The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including restrictions on our ability to incur additional indebtedness. Importantly, our bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under our bank credit facility is based on, among other factors, the lesser of the calculation of 1.2 times debt service coverage based on the greater of the in-place interest rate or 7.0% debt constant for the borrowing base assets or a 60% advance rate against the appraised value of the borrowing base assets. The actual interest rate on our bank credit facility is LIBOR plus 3.00%, which equates to 3.21% as of December 31, 2012. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by, among other things, any deterioration in our operations brought on by the recent economic downturn, potential further declines in our property values, additional borrowings to maintain our liquidity and fund our capital and financing obligations, and security concerns impacting travel to Mexico.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels and resorts, and in particular, the results of the borrowing base assets, which include the Four Seasons Punta Mita Resort, Marriott Lincolnshire Resort, Ritz-Carlton Half Moon Bay and Ritz-Carlton Laguna Niguel hotels. The recent operating results of the Four Seasons Punta Mita Resort in Mexico has been negatively impacted by security concerns impacting travel to Mexico, as well as the recent economic downturn. If these negative conditions persist, the financial results of our hotels and resorts deteriorate, or if our property values decline, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.
In the event that the slow, but fragile economic recovery stalls and negative economic conditions worsen and our business significantly deteriorates, we may be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve. If negative conditions worsen, our business deteriorates further and we do not achieve a successful disposition of assets or increase our liquidity through alternative channels or modify or obtain a waiver to certain terms of our bank credit facility, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination cost of $53.9 million as of December 31, 2012).
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
We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable-rate, and to the extent available, we may borrow additional variable-rate debt under our bank credit facility. When we seek to refinance our outstanding indebtedness, our interest expense may increase. Increases in interest rates on our existing variable-rate indebtedness, or on new indebtedness we incur when refinancing our existing indebtedness, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2012, we had total debt of $1.32 billion, and, including the effect of interest rate swaps, approximately 74.8% of our total debt had fixed interest rates.
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
Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this annual report on Form 10-K for quantified information regarding our debt maturities as of December 31, 2012. There can be no assurance that we will be able to refinance our debt with new borrowings or raise capital through the sale of equity. If we are unable to refinance or restructure our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, or forfeit the property securing such indebtedness, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.

The $425.0 million mortgage debt related to the Hotel Del Coronado matures March 8, 2013.  We own a 36.4% interest in an unconsolidated affiliate that owns this hotel.  There can be no assurance that we and our partner will be able to refinance or restructure this indebtedness or cure or receive a waiver for an event of default if one were to occur. If this occurs, our affiliate may be forced to forfeit the property or seek legal protection from creditors, both of which could result in losses to us and which would adversely impact cash available for distributions.

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
With the economic recovery appearing to be slow and fragile, it is unclear whether the lodging industry, which prior to 2008 had experienced a period of sustained growth, will stagnate or decline. Negative publicity regarding luxury hotels and resorts and decreases in airline capacity could also reduce demand for our hotel rooms. Accordingly, our financial results and growth could be harmed if the economic climate does not continue to improve or becomes worse.
We own primarily upper upscale and luxury hotels and resorts, and the upper upscale and luxury segments of the lodging market are highly competitive and generally subject to greater volatility than other segments of the market, which could negatively affect our profitability.
The upper upscale and luxury segments of the hotel business are highly competitive. Our hotels and resorts compete on the basis of location, room rates and quality, service levels, reputation and reservations systems, among many other factors. There are many competitors in our hotel chain scale segments, and many of these competitors have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels and resorts, which would harm our operations. Over-building in the hotel industry may increase the number of rooms available and may decrease occupancy and room rates. We also face competition from nationally recognized hotel brands with which we are not associated. In addition, in periods of weak demand, profitability is negatively affected by the relatively high fixed costs of operating upper upscale and luxury hotels and resorts when compared to other classes of hotels and resorts.
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
We periodically review each of our hotels and resorts and any related goodwill for possible impairment. Based on the results of these analyses, in fiscal year 2012 we wrote off $14.6 million to impairment losses to reduce the carrying value of long-lived assets to their estimated fair values and in fiscal year 2010 we wrote off $141.9 million to impairment losses to reduce the carrying values of long-lived assets and investments in unconsolidated affiliates on our balance sheet to their estimated fair values. Our other hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.
We rely to a significant extent on our president and chief executive officer, Mr. Raymond L. Gellein, Jr., the loss of whom could have a material adverse effect on our business.
Our continued success will depend to a significant extent on the efforts and abilities of our president and chief executive officer, Mr. Raymond L. Gellein, Jr. Mr. Gellein has served as our president and chief executive officer since November 2012 and has served as our chairman of the board since August 2010. Mr. Gellein is an experienced hotel industry senior executive and operator. As chairman of the board, president and chief executive officer, Mr. Gellein is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr. Gellein’s departure could have a material adverse effect on our operations, financial condition and operating results.
The geographic concentration of our hotels in California makes us more susceptible to an economic downturn or natural disaster in that state.
As of February 27, 2013, seven of the hotels and resorts we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and resorts and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels and resorts. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a natural disaster, downturn or changes in the California economy.
We have suspended the payment of dividends on our common stock and have suspended the payment of dividends on our preferred stock in the past.
In November 2008, we suspended payment of our dividend on our shares of common stock. We can provide no assurance as to when we will resume paying dividends on our common stock, if ever. In addition, in the past, we suspended the quarterly dividend to holders of shares of our 8.50% Series A Cumulative Redeemable Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock and 8.25% Series C Cumulative Redeemable Preferred Stock, which we collectively refer to herein as our Outstanding Preferred Stock. We can provide no assurance that we will not suspend the payment of quarterly dividends on our Outstanding Preferred Stock in the future. Pursuant to the Articles Supplementary governing our Outstanding Preferred Stock, if we do not pay quarterly dividends on our Outstanding Preferred Stock for six quarters, whether or not consecutive, the size of our board of directors will be increased by two and the holders of our Outstanding Preferred Stock will have the right to elect two additional directors to our board.
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
Our business and operating results depend in large part upon the performance of third-party hotel management companies that manage our hotels and resorts.
Our hotels and resorts are managed by third-party hotel management companies pursuant to management agreements or, with respect to the Marriott Hamburg hotel, the lease applicable to that property. Therefore, our business and operating results depend in large part upon the performance of these hotel management companies under these management agreements.
Under the terms of these management agreements, the third-party hotel managers control the daily operations of our hotels and resorts. We do not have the authority to require any hotel or resort to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (for instance, setting room rates). Thus, even if we believe our hotels and resorts are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, net revenue per available room or average daily rate, we may not be able to force the hotel management companies in question to change their methods of operation of our hotels and resorts. Additionally, in the event that we need to replace any hotel management company, we may be required by the terms of the applicable management agreement to pay a substantial termination fee and may experience disruptions at any affected hotel. The effectiveness of the hotel management companies in managing our hotels and resorts will, therefore, significantly affect the revenues, expenses and value of our hotels and resorts. Occasionally, we have discovered accounting and other errors at some of our properties relating to the improper recording of income statement expenses, misstated inventories and other items apparently caused by poor accounting practices and oversight. In the event our third-party hotel management companies are not able to implement and maintain appropriate accounting or other controls with respect to our properties, our business, results of operations and financial condition could be adversely affected.
Additionally, the hotel management companies that operate our hotels and resorts and their affiliates own, operate, or franchise properties other than our properties, including properties that directly compete with our properties. Therefore, a hotel management company may have different interests than our own with respect to short-term or long-term goals and objectives, including interests relating to the brand under which such hotel management company operates. Such differences may be significant depending upon many factors, including the remaining term of the applicable management agreement, trade area restrictions with respect to competitive practices by the hotel management company or its affiliates or differing policies, procedures or practices. Any of these factors may adversely impact the operation and profitability of a hotel or resort, which could harm our financial condition and results of operations.
All revenues generated at our hotels and resorts, including credit card receivables, are deposited by the payors into accounts maintained and controlled by the relevant hotel management company, which pays operating and other expenses for the relevant hotel (including real and personal property taxes), pays itself management fees in accordance with the terms of the applicable management agreement and makes deposits into any reserve funds required by the applicable management agreement. In the event of a bankruptcy or insolvency involving a hotel management company, there is a risk that the payment of operating and other expenses for the relevant hotel and payment of revenues to us may be delayed or otherwise impaired. The bankruptcy or insolvency of a hotel management company may significantly impair its ability to provide services required under the management agreement.
Certain of the employees at our hotels and resorts are covered by collective bargaining agreements and labor disputes may disrupt operations or increase costs at our hotels and resorts.
Our hotel management companies act as employer of the hotel-level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreement at our Loews Santa Monica Beach Hotel has expired. At this time, we cannot predict when or whether a new agreement will be reached and what the impact of prolonged negotiations could be. If an agreement is reached, or if any of our hotels not currently operating under a collective bargaining agreement enters into one, such agreement may cause us to incur additional expenses related to our employees, thereby reducing our profits and impacting our financial results negatively. Additionally, if an agreement is not reached and there are labor disputes, including strikes, operations at our hotel could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.

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
We are in the process of renovating several of our properties and expect to continue similar activities in the future, as well as develop and redevelop certain properties. These renovation, development, and redevelopment activities and the pursuit of acquisition and other corporate opportunities expose us to certain risks, including those relating to:

•	construction delays or cost overruns that may increase project costs and, as a result, make the project uneconomical;

•	displacement in revenue during the period of renovation;

•	defects in design or construction that may result in additional costs to remedy or require all or a portion of a property to be closed during the period required to rectify any such situation;

•	the failure to complete construction of a property on schedule;

•	insufficient occupancy rates at a completed project impeding our ability to pay operating expenses or achieve targeted rates of return on investment;

•	the incurrence of acquisition and/or predevelopment costs in connection with projects that are delayed or not pursued to completion;

•	natural disasters such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	receipt of zoning, occupancy, building, land-use or other required governmental permits and authorizations; and

•	governmental restrictions on the nature or size of a project or timing of completion.
In the case of an unsuccessful project, we may be required to write off capitalized costs associated with the project and such write-offs may be significant and adversely affect our financial condition and results of operations.
We face competition for the acquisition of real estate properties.
We compete with institutional pension funds, private equity investors, other REITs, owner-operators of hotels and resorts and others who are engaged in real estate investment activities that focus on the acquisition of hotels and resorts. These competitors may drive up the price we must pay for real estate property, other assets or other companies we seek to acquire or may succeed in acquiring those real estate properties, other assets or other companies themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. In addition, the number of entities competing for suitable investment properties may increase in the future. This would result in increased demand for these real estate properties, other assets or other companies and therefore increase the prices required to be paid for them. If we pay higher prices for real estate properties, other assets or other companies, our profitability may be reduced. Also, future acquisitions of real property, other assets or other companies may not yield the returns we expect and, if financed using our equity, may result in stockholder dilution. We also may not be successful in identifying or consummating acquisitions and investments in unconsolidated affiliates on satisfactory terms. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for intangible assets. We also may incur significant expenses in connection with acquisition or other corporate opportunities we pursue but do not consummate.
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
Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.
The hospitality industry is under increasing attack by cyber-criminals in the United States and other jurisdictions in which we operate. These attacks can be deliberate attacks or unintentional events that could cause interruptions or delays in our business, loss of data, or render our management companies unable to process reservations. Accordingly, an extended interruption in the ability of any system to function could significantly curtail, directly and indirectly, our ability to conduct our business and generate revenue.
While we carry property and business operation interruption insurance, we may not be sufficiently compensated for all losses we may incur. These losses include not only a loss of revenues but also potential reputational damage to the brands which manage our hotels, our brand and litigation, fines or regulatory action against us. Furthermore, we may also incur substantial remediation costs to repair system damage as well as satisfy liabilities for stolen assets or information that may further reduce our profits.
Risks related to the lodging and real estate industries
A number of factors, many of which are common to the lodging industry and beyond our control, could affect our business, including those described elsewhere herein as well as the following:

•	increased competition from new supply or existing hotel properties in our markets, which would likely adversely affect occupancy and revenues at our hotels and resorts;

•	dependence on business, commercial and leisure travelers and tourism;

•	dependence on group and meeting/conference business;

•	increases in energy costs, airline bankruptcies, airline strikes or other factors that may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below;

•	general economic and business conditions affecting the lodging and travel industry, both nationally and locally, including a prolonged U.S. recession;

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

•
adverse effects of international market conditions, which may diminish the desire for leisure travel or the need for business travel, as well as national, regional and local economic and market conditions in which our hotels and resorts operate and where our customers live.

These factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.

Uninsured and underinsured losses could adversely affect our financial condition and results of operations, which may affect our ability to make distributions to our stockholders.
Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 27, 2013, seven of our hotels and resorts were located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami hotel and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.
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
Seasonal variations in revenue at our hotels and resorts can be expected to cause quarterly fluctuations in our revenues.
Revenues for hotels and resorts in tourist areas generally are substantially greater during tourist season than other times of the year. To the extent that cash flows from operations are insufficient during any quarter, due to seasonal fluctuations in revenues, we may have to enter into short-term borrowings to fund operations, pay interest expense or make distributions to our stockholders.
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
Our properties are subject to various U.S. federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if the contamination pre-dated our ownership of the property or we did not know of or were not responsible for the contamination. These laws may also force a party who owned a property at the time of its contamination, but no longer owns the property, to be responsible for the cleanup. In addition to the costs of clean-up, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. These laws can also impose liability on parties that arrange for the disposal of wastes at an offsite property that becomes contaminated.
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
From time to time, the United States Environmental Protection Agency, or EPA, designates certain sites affected by hazardous substances as Superfund sites. Superfund sites can cover large areas, affecting many different parcels of land. The EPA may choose to pursue parties regardless of their actual contribution to the contamination. The Los Angeles Marriott Burbank Airport hotel, which we sold in September 2006, is located within a Federal Superfund site. The area was designated as a Superfund site because groundwater underneath the area is contaminated. We have not been named, and do not expect to be named, as a party responsible for the clean-up of the groundwater contamination; however, there can be no assurance regarding potential future developments concerning this site.

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
The costs to clean up a contaminated property or defend against a related claim or to comply with environmental laws could be material and could adversely affect the funds available for distributions to our stockholders. Future laws or regulations may impose material environmental liabilities on us, the current environmental condition of our properties may be affected by the condition of the properties in the vicinity of our properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us and currently unknown environmental liabilities related to our properties may be identified.
If we are not in compliance with the Americans with Disabilities Act of 1990, we may face significant costs to modify our properties and/or be subject to fines.
Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages. If we are required to make substantial modifications to our hotels and resorts, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be adversely affected. One of our subsidiaries is currently defending a lawsuit related to the access and use by disabled persons at the Ritz-Carlton Half Moon Bay hotel. We can make no assurance about the outcome of this lawsuit.
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
Our charter authorizes our board of directors to cause us to issue up to 350,000,000 shares of common stock and up to 150,000,000 shares of preferred stock. Additionally, our charter authorizes our board of directors to amend our charter without stockholder approval to increase or decrease the aggregate number of shares of stock or the number of shares of any class or series of our stock that we have authority to issue, to classify or reclassify any unissued shares of common stock or preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares. Issuances of additional shares of stock may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our stock, even if stockholders believe that a change of control is in their interest.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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
On November 12, 2012, we also extended a shareholder rights plan, commonly known as a poison pill anti-takeover device, through November 30, 2013 to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires more than 20% of our common stock without approval of the board of directors under specified circumstances, our other stockholders have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. This plan makes an acquisition not approved by our board of directors much more costly to a potential acquirer, which may deter a potential acquisition.
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
We currently qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to herein as the Tax Code. The requirements for this qualification, however, are complex and require annual distributions to our stockholders tied to our taxable income (irrespective of available cash from operations), quarterly asset tests and diversity of stock ownership rules. If we fail to meet these requirements, our distributions to our stockholders will not be deductible by us and we will have to pay a corporate U.S. federal level tax on our income. This would substantially reduce our cash available to pay distributions to our stockholders. In addition, such a tax liability might cause us to borrow funds, liquidate some of our investments or take other steps, which could negatively affect our results of operations. Moreover, if our REIT status is terminated because of our failure to meet a technical REIT requirement or if we voluntarily revoke our election, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.
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
We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnerships or at the level of the other companies through which we indirectly own our assets. Foreign countries impose taxes on our hotels and resorts and our operations within their jurisdictions. We may not fully benefit from a foreign tax credit against our U.S. federal income tax liability for the foreign taxes we pay. As a result, our foreign taxes may reduce our income and available cash flow from our foreign hotels and resorts, which, in turn, could reduce our ability to make distributions to our stockholders.
Certain of our entities, including our foreign entities, are subject to corporate income taxes. Consequently, these entities are subject to potential audit. There can be no assurance that certain tax positions the entities have taken will not be challenged by taxing authorities and if the challenge is successful, could result in increased tax expense, which could be material.
If the leases of our hotels and resorts to our taxable REIT subsidiaries, or Affiliate Leases, are not respected as true leases for federal income tax purposes, we would fail to maintain our status as a REIT.
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
The REIT has to pay a 100% penalty tax on certain payments that it receives from a TRS if the economic arrangements between the REIT and the TRS are not comparable to similar arrangements between unrelated parties. The Internal Revenue Service, or IRS, may successfully assert that the economic arrangements of any of our inter-company transactions, including our Affiliate Leases, are not comparable to similar arrangements between unrelated parties.
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
The maximum federal tax rate for certain dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for this reduced rate. Although this legislation does not directly adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular qualified corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less competitive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the comparative value of the stock of REITs, including our common stock.
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

				Year Ended December 31, 2012(1)				% Change 2012 – 2011(2)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	82.4%	$230.81	$190.10	$306.26	7.8%	3.6%
InterContinental Chicago(*)	Chicago, IL	4/2005	792	77.5%	$193.97	$150.32	$256.49	5.5%	9.8%
Hotel del Coronado(3)	Coronado, CA	1/2006	757	65.7%	$378.90	$248.74	$506.10	3.4%	2.3%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	67.7%	$218.57	$147.97	$243.32	5.0%	2.9%
Fairmont Scottsdale Princess(4)	Scottsdale, AZ	9/2006	649	64.7%	$224.70	$145.34	$325.35	3.4%	5.2%
InterContinental Miami(*)	Miami, FL	4/2005	641	78.5%	$169.12	$132.67	$234.25	15.6%	15.6%
JW Marriott Essex House Hotel(5)(*)	New York, NY	9/2012	509	80.2%	$480.47	$385.31	$527.55	0.7%	(2.9)%
Hyatt Regency La Jolla(6)(*)	La Jolla, CA	7/1999	419	75.0%	$165.38	$123.97	$229.79	7.2%	6.5%
Ritz-Carlton Laguna Niguel(7)	Dana Point, CA	7/2006	396	63.5%	$376.81	$239.26	$512.82	15.7%	14.6%
Loews Santa Monica Beach Hotel(*)	Santa Monica, CA	3/1998	342	86.3%	$322.49	$278.17	$404.85	7.6%	5.0%
Ritz-Carlton Half Moon Bay(7)	Half Moon Bay, CA	8/2004	261	65.6%	$391.87	$257.09	$607.41	5.8%	4.0%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	222	69.7%	$527.77	$367.90	$752.85	(2.9)%	(1.2)%
Four Seasons Silicon Valley	East Palo Alto, CA	3/2011	200	73.8%	$319.14	$235.36	$443.42	15.7%	14.2%
Four Seasons Punta Mita Resort(7)	Punta Mita, Mexico	2/2001	173	41.5%	$650.37	$269.61	$522.75	(6.8)%	(2.3)%
Four Seasons Jackson Hole	Teton Village, WY	3/2011	124	59.4%	$543.99	$323.10	$767.79	9.1%	11.0%
Ground Lease Property Interest
Marriott Lincolnshire Resort(7)	Lincolnshire, IL	9/1997	389	59.6%	$125.81	$74.98	$229.55	16.1%	(0.2)%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	83.9%	$390.17	$327.22	$440.97	7.0%	4.5%
Leasehold Property Interest
Marriott Hamburg(8)	Hamburg, Germany	6/2000	278	81.8%	$183.97	$150.53	$207.43	(8.1)%	(10.2)%
Total			8,271	72.6%	$269.32	$195.40	$360.08	5.4%	4.4%

(1)	The table includes statistical information only for our period of ownership.

(2)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.

(3)
We indirectly have a 36.4% interest in the unconsolidated affiliate that owns this property, which is subject to a mortgage. See “Item 8. Financial Statements and Supplementary Data—7. Investment in Unconsolidated Affiliates” for further detail.

(4)
We indirectly have a 50.0% interest in the unconsolidated affiliate that owns this property, which is subject to a mortgage. The unconsolidated affiliate has a ground lease interest in one land parcel at this property. See “Item 8. Financial Statements and Supplementary Data—7. Investment in Unconsolidated Affiliates” for further detail.

(5)	We own a 51.0% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—6. Variable Interest Entity” for further detail.

(6)	We own a 53.5% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—11. Equity and Distribution Activity” for further detail.

(7)	These properties are borrowing base assets under our bank credit facility, which are subject to mortgages.

(8)
This property was originally acquired on the date indicated in the table but was subsequently sold to a third party and leased back to us in a transaction that is more fully described under “Item 8. Financial Statements and Supplementary Data—9. Operating Lease Agreements.”

(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—10. Indebtedness.”
Principal Terms of Management Agreements. Of our hotel properties, 17 are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

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

•
Terms. As of December 31, 2012, the remaining terms of the management agreements, not including renewal options, range from less than one year to 30 years and average 13 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

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

•
Ability to Terminate. The agreements generally are not subject to early termination by us unless certain conditions exist, including the failure of the hotel manager to satisfy yearly performance-related criteria in 14 of our agreements.

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

•
JW Marriott Essex House Hotel Performance Guarantee. A provision of this management agreement, entered into with an affiliate of Marriott, requires that Marriott provide the Company with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. The guarantee period began on September 17, 2012 and will continue through the earlier of (a) December 31, 2020, (b) the date at which the maximum guarantee has been funded, or (c) the termination of the management agreement.

Mortgage Debt Pertaining to Our Properties. For information relating to the mortgage debt pertaining to our properties, refer to “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Mortgages and Other Debt Payable.”

ITEM 3.    LEGAL PROCEEDINGS.
We are not involved in any material litigation, and, to our knowledge, there is no material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed and traded on the NYSE under the symbol “BEE”. As of February 27, 2013, the number of registered holders of record of our common stock was 70.
The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2011 through December 31, 2012.

	2012 Per Share of Common Stock			2011 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$6.83	$5.38	$—	$6.92	$5.23	$—
Second Quarter	7.01	5.68	—	7.14	5.93	—
Third Quarter	6.70	5.68	—	7.62	4.05	—
Fourth Quarter	6.58	5.44	—	5.84	3.76	—
Year	$7.01	$5.38	$—	$7.62	$3.76	$—
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles) to our stockholders to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.
On November 4, 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of common stock. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, and the overall economic climate.
For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Bank Credit Facility.”
Equity Compensation Plan Information
There are 9,700,000 shares of common stock authorized for issuance under our Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan). As of December 31, 2012, there have been 1,691,042 securities issued into common stock. The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended and Restated Plan as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended and Restated Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			4,472,108
Stock options	669,797	$20.40
Restricted stock units	2,867,053	N/A
Equity compensation plans not approved by security holders(1):	1,301,476	N/A	—
Total	4,838,326		4,472,108

(1)
On June 29, 2011, SHR and its former president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program, or the Deferral Program. Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount (as defined below) payable pursuant to SHR's Value Creation Plan and to have such Normal Distribution Amount instead be converted into stock units payable in SHR's common stock under the Deferral Program, or Deferral Program Stock Units, on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit will be converted on a one-for-one basis into a share of SHR common stock on June 3, 2013 or, if earlier, upon a change of control of SHR. During 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding will settle in accordance with the terms of the Deferral Program. See "Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Deferral Program" for information on the Deferral Program.

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

	Years Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)(2)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$446,760	$410,315	$362,559	$343,891	$445,244
Food and beverage	273,857	267,194	238,762	216,982	293,344
Other hotel operating revenue	82,922	80,907	79,981	89,525	97,316
Lease revenue	4,778	5,422	4,991	4,858	5,387
Total revenues	808,317	763,838	686,293	655,256	841,291
Operating costs and expenses:
Rooms	124,896	114,087	105,142	100,642	114,445
Food and beverage	199,573	192,028	171,279	160,252	202,641
Other departmental expenses	211,981	207,664	199,336	193,699	218,606
Management fees	24,984	24,719	22,911	23,386	32,336
Other hotel expenses	56,842	53,808	48,781	52,385	57,154
Lease expense	4,580	4,865	4,566	4,752	4,953
Depreciation and amortization	103,464	112,062	130,601	130,955	109,532
Impairment losses and other charges	18,843	—	141,858	99,740	277,917
Corporate expenses	31,857	39,856	34,692	23,910	24,800
Total operating costs and expenses	777,020	749,089	859,166	789,721	1,042,384
Operating income (loss)	31,297	14,749	(172,873)	(134,465)	(201,093)
Interest expense	(75,489)	(86,447)	(86,285)	(93,929)	(79,993)
Equity in (losses) earnings of unconsolidated affiliates	(13,485)	(9,215)	13,025	1,718	2,810
Loss from continuing operations	(57,726)	(106,424)	(265,311)	(231,296)	(288,376)
(Loss) income from discontinued operations, net of tax	(535)	101,572	34,511	(15,137)	(29,110)
Net loss	(58,261)	(4,852)	(230,800)	(246,433)	(317,486)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	184	29	1,687	3,129	4,065
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	2,771	(383)	(1,938)	(641)	(3,870)
Preferred shareholder dividends	(24,166)	(18,482)	(30,886)	(30,886)	(30,886)
Net loss attributable to SHR common shareholders	(79,472)	(23,688)	(261,937)	(274,831)	(348,177)
Loss from continuing operations attributable to SHR common shareholders per share—basic	(0.40)	(0.70)	(2.41)	(3.45)	(4.25)
Loss from continuing operations attributable to SHR common shareholders per share—diluted	(0.40)	(0.70)	(2.41)	(3.45)	(4.25)
Cash dividends declared per common share	—	—	—	—	0.72

	As of the Years Ended December 31,
	2012	2011(1)	2010(1)	2009(1)	2008(1)(2)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$2,406,417	$2,086,689	$2,162,316	$2,598,143	$2,909,167
Long-term debt obligations	1,322,297	1,050,385	1,146,281	1,648,197	1,672,690
Total liabilities	1,597,969	1,419,686	1,511,922	2,003,258	2,093,095
Noncontrolling interests in SHR’s operating partnership	5,463	4,583	5,050	2,717	5,330
Noncontrolling interests in consolidated affiliates	95,657	8,222	25,082	23,188	27,203
SHR’s shareholders’ equity	707,328	654,198	620,262	568,980	783,539
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated affiliates	16	15	15	16	18
Number of rooms at the end of the year excluding unconsolidated affiliates	6,856	6,356	6,873	7,245	7,590
Average occupancy rate	74.1%	72.2%	69.5%	66.8%	72.3%

(1)
We sold one hotel property in 2011, one hotel property in 2010, two hotel properties in 2009, and one hotel property in 2008. The operations of these hotels are included as discontinued operations in the operating data above for all years presented.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—1. General” for the hotel interests owned or leased by us as of December 31, 2012.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2012. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2012, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth. RevPAR and occupancy gains continued in the fourth quarter of 2012, primarily driven by improved demand in transient business and increases in average room rates.

The fourth quarter of 2012 represented the twelfth consecutive quarter of demand growth and eleventh consecutive quarter of RevPAR growth and profit margin expansion for our Same Store North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates and those owned for less than five quarters, gained 1.5 percentage points in occupancy, driven by a 6.6% increase in transient room nights, partially offset by a 3.3% decrease in group room nights compared to the quarter ended December 31, 2011. ADR at our North American Same Store Assets increased 2.9% in the fourth quarter of 2012 as a result of a 2.9% increase in transient rate and a 1.6% increase in group rate, compared to the fourth quarter of 2011. For the quarter ended December 31, 2012, RevPAR in this portfolio increased 5.2% and Total RevPAR increased 3.2%, compared to the quarter ended December 31, 2011.
Our total United States portfolio of 14 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and excludes the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the year ended December 31, 2012, RevPAR for our total United States portfolio increased 7.0%, driven by a 4.9% increase in ADR and a 1.4 percentage point increase in occupancy, compared to the year ended December 31, 2011.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For the year ended December 31, 2012, occupancy at the Four Seasons Punta Mita Resort declined by 3.3 percentage points, leading to a 6.8% decline in RevPAR, compared to the year ended December 31, 2011.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, which includes the 14 hotels in our total United States portfolio and the Four Seasons Punta Mita Resort, definite group room nights for 2013 as of January 31, 2013 are up 6.6% compared to the same time last year and are booked at 3.9% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Balance Sheet Restructuring
Since the beginning of 2010, we have been in the process of restructuring our balance sheet to decrease our leverage, improve both our short-term and long-term liquidity, and address our near-term debt maturities. This restructuring has been multifaceted and has included asset sales, equity issuances, and recapitalization and refinancing transactions on many of our assets as summarized below:

•	We issued an aggregate of 128.3 million shares of common stock in a private offering, two public offerings and in connection with the purchase of assets, raising $657.9 million of new equity.

•	We tendered for and retired our 3.50% Exchangeable Senior Notes (Exchangeable Notes) totaling $180.0 million.

•	We tendered for and purchased approximately 3.2 million shares of preferred stock totaling $86.1 million.

•	We sold our interests in the InterContinental Prague, the Paris Marriott Champs Elysees (Paris Marriott), and BuyEfficient, L.L.C. (BuyEfficient) generating net proceeds of $72.6 million.

•
We recapitalized our investments in the Hotel del Coronado and the Fairmont Scottsdale Princess hotels and restructured the debt on those properties, reducing our pro-rata share of the debt on these assets from $463.5 million to $212.3 million.

•
We first extended and then replaced our bank credit facility with a new $300.0 million credit facility (which also includes a $100.00 million accordion feature) with an initial maturity date of June 30, 2014, with an option to extend for an additional year, subject to certain conditions.

•
We refinanced $847.0 million of property level mortgage debt scheduled to mature in 2011 and 2012 with new mortgage debt of $877.8 million, with initial maturity dates ranging from 2014 to 2021 (and 2016 to 2021 assuming extension options are exercised).

As a result of these transactions, our total consolidated debt decreased from $1.6 billion at December 31, 2009 to $1.3 billion as of December 31, 2012. As of December 31, 2012, we had approximately $11.3 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, and we had $146.0 million outstanding borrowings on our $300.0 million bank credit facility and $18.5 million in letters of credit outstanding.
European Strategy
We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague and our leasehold interest in the Paris Marriott. Our remaining European assets are the Marriott London Grosvenor Square hotel and our leasehold interest in the Marriott Hamburg hotel. We continue to opportunistically explore options to exit these investments and still intend to be North American-centric with respect to any new acquisitions.
Four Seasons Jackson Hole Hotel
In the third quarter of 2012, we hired a hotel brokerage firm to advise us on the marketing and sale of the Four Seasons Jackson Hole hotel. The formal process to sell this hotel has been suspended while we evaluate other disposition alternatives.
Factors Affecting Our Results of Operations
The table below summarizes the changes to our consolidated hotel properties and rooms as of December 31, 2012, 2011 and 2010:

	2012	2011	2010
Hotels
Number of hotels, beginning of year	15	15	16
Acquisitions	1	2	—
Dispositions	—	(1)	(1)
Recapitalization of property(a)	—	(1)	—
Number of hotels, end of year	16	15	15
Rooms
Number of rooms, beginning of year	6,356	6,873	7,245
Acquisitions	509	324	—
Dispositions	—	(192)	(372)
Recapitalization of property(a)	—	(649)	—
Number of rooms, end of year	6,865	6,356	6,873

(a)
On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further description of this transaction.

Acquisition of Interests in Consolidated Properties. During the years ended December 31, 2012 and 2011, we acquired interests in the following consolidated properties and paid net purchase prices, including proration adjustments related to assets and liabilities of the hotels, as shown below:

Hotel	Date Acquired	Net Purchase Price (in millions)
JW Marriott Essex House Hotel(a)	September 14, 2012	$350.3
Four Seasons Silicon Valley and Four Seasons Jackson Hole(b)	March 11, 2011	$92.4
InterContinental Chicago(c)	June 24, 2011	$90.2

(a) In connection with the closing of the hotel acquisition, we entered into joint venture agreements with affiliates of KSL Capital Partners, LLC (Essex House Hotel Venture) to fund the equity portion of the purchase price. We have a 51% controlling interest in the Essex House Hotel Venture and serve as managing member and asset manager.
(b) We acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common share closing price.
(c) We acquired the remaining 49.0% interest in the InterContinental Chicago hotel, previously owned by our partner in the consolidated affiliate, giving us 100% ownership of the InterContinental Chicago hotel. As part of the transaction, we also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, increasing our controlling interest in the hotel to 53.5%. Total consideration included the issuance of approximately 10.8 million shares of our common stock at a price of $6.51 per share based on the June 24, 2011 common share closing price, $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.
Sale of Interests in Consolidated Properties. During the years ended December 31, 2012, 2011, and 2010, we sold our interests in the following consolidated properties and received net sales proceeds, after proration adjustments related to assets and liabilities of the hotels and closing costs, as shown below:

Hotel	Date Sold	Net Sales Proceeds (in millions)
Paris Marriott(a)	April 6, 2011	$60.0
InterContinental Prague(b)	December 15, 2010	$3.6

(a)
We sold our leasehold interest in the Paris Marriott hotel for consideration of €29.2 million ($41.6 million). As part of the transaction, we received an additional €13.5 million ($18.9 million) related to the release of the security deposit and other closing adjustments, of which €1.6 million ($2.0 million) was received in the second quarter of 2012.

(b)
Approximate consideration received of €106.1 million ($141.4 million) included the assignment of the hotel’s third party debt and the interest rate swap liability related to the third party indebtedness.

Unconsolidated Affiliates. On February 4, 2011, we completed a recapitalization transaction that changed our ownership interest in the Hotel del Coronado. See “—Off-Balance Sheet Arrangements – Hotel and North Beach Ventures and Hotel del Coronado Venture” for further description of this transaction. On December 17, 2012, we increased our ownership interest in the Hotel del Coronado to 36.4%.
On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements – Fairmont Scottsdale Princess Venture” for further description of this transaction.
On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million and recognized a gain of $2.6 million.
Total Portfolio and Same Store Asset Definitions. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. The Total Portfolio excludes all sold properties and assets held for sale, if any, included in discontinued operations.
We present certain information about our hotel operating results on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented.
Our Same Store Assets for purposes of the comparison of the years ended December 31, 2012 and 2011 exclude the JW Marriott Essex House Hotel, the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations. Our Same Store Assets for purposes of the comparison of the years ended December 31, 2011 and 2010 exclude the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2012, 2011 and 2010 consisted of:

	Total Portfolio % of Total Revenues			Same Store Assets % of Total Revenues
	2012	2011	2010	2012	2011
Revenues:
Rooms	55.3%	53.7%	52.8%	55.3%	54.5%
Food and beverage	33.9%	35.0%	34.8%	34.6%	34.9%
Other hotel operating revenue	10.2%	10.6%	11.7%	9.4%	9.8%
Lease revenue	0.6%	0.7%	0.7%	0.7%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 60.4%, 57.5% and 57.2% of the rooms sold during the years ended December 31, 2012, 2011 and 2010, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 39.6%, 42.5% and 42.8% of the rooms sold during the years ended December 31, 2012, 2011 and 2010, respectively. We divide our group customers into the following subcategories:

•	Group Association—This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate—This category includes group bookings related to corporate business.

•	Group Other—This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2011 and 2012, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. While hotel demand has improved, occupancy and ADR metrics for our hotels remain below prior peak periods.
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
For purposes of calculating our Total Portfolio RevPAR for the years ended December 31, 2012, 2011 and 2010, we exclude unconsolidated affiliates, discontinued operations, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the years ended December 31, 2012 and 2011 and excludes the JW Marriott Essex House Hotel for the year ended December 31, 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2012, 2011 and 2010 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses			Same Store Assets % of Total Hotel Operating Expenses
	2012	2011	2010	2012	2011
Hotel Operating Expenses:
Rooms	20.2%	19.3%	19.2%	20.4%	19.8%
Food and beverage	32.3%	32.4%	31.3%	32.6%	32.9%
Other departmental expenses	34.3%	35.0%	36.4%	34.2%	34.4%
Management fees	4.0%	4.2%	4.2%	4.1%	4.1%
Other hotel expenses	9.2%	9.1%	8.9%	8.7%	8.8%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.

Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 48.9%, 48.4% and 48.1% of the Total Portfolio total hotel operating expenses for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent, and acquisition costs.
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
Impairment Losses. In the fourth quarter of 2012, we performed an impairment test of the long-lived assets related to a Mexican development site as a result of a change in the anticipated holding period for this land and recorded an impairment loss of $14.6 million during the year ended December 31, 2012.
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
Mortgage Loan Agreements. On November 1, 2012, we refinanced and decreased the loan secured by the Hyatt Regency La Jolla hotel to $90.0 million with interest payable monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, for $72.0 million of the principal balance and interest paid monthly at an annual fixed rate of 10.00% for $18.0 million of the principal balance. The loan has a maturity date of December 1, 2017.
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

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Operating Results
The following table presents the operating results for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$446,760	$410,315	$36,445	8.9%	$394,079	$367,800	$26,279	7.1%
Food and beverage	273,857	267,194	6,663	2.5%	246,868	235,130	11,738	5.0%
Other hotel operating revenue	82,922	80,907	2,015	2.5%	66,775	66,280	495	0.7%
Lease revenue	4,778	5,422	(644)	(11.9)%	4,778	5,422	(644)	(11.9)%
Total revenues	808,317	763,838	44,479	5.8%	712,500	674,632	37,868	5.6%
Operating Costs and Expenses:
Hotel operating expenses	618,276	592,306	(25,970)	(4.4)%	540,641	520,027	(20,614)	(4.0)%
Lease expense	4,580	4,865	285	5.9%	4,580	4,865	285	5.9%
Depreciation and amortization	103,464	112,062	8,598	7.7%	94,854	100,978	6,124	6.1%
Impairment losses and other charges	18,843	—	(18,843)	(100.0)%	4,204	—	(4,204)	(100.0)%
Corporate expenses	31,857	39,856	7,999	20.1%	—	—	—	—
Total operating costs and expenses	777,020	749,089	(27,931)	(3.7)%	644,279	625,870	(18,409)	(2.9)%
Operating income	31,297	14,749	16,548	112.2%	$68,221	$48,762	$19,459	39.9%
Interest expense, net	(75,272)	(86,274)	11,002	12.8%
Loss on early extinguishment of debt	—	(1,237)	1,237	100.0%
Loss on early termination of derivative financial instruments	—	(29,242)	29,242	100.0%
Equity in losses of unconsolidated affiliates	(13,485)	(9,215)	(4,270)	(46.3)%
Foreign currency exchange loss	(1,075)	(2)	(1,073)	(53,650.0)%
Other income, net	1,820	5,767	(3,947)	(68.4)%
Loss before income taxes and discontinued operations	(56,715)	(105,454)	48,739	46.2%
Income tax expense	(1,011)	(970)	(41)	(4.2)%
Loss from continuing operations	(57,726)	(106,424)	48,698	45.8%
(Loss) income from discontinued operations, net of tax	(535)	101,572	(102,107)	(100.5)%
Net loss	(58,261)	(4,852)	(53,409)	(1,100.8)%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	184	29	155	534.5%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	2,771	(383)	3,154	823.5%
Net loss attributable to SHR	$(55,306)	$(5,206)	$(50,100)	(962.4)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$68,221	$48,762	$19,459	39.9%
Corporate expenses					(31,857)	(39,856)	7,999	20.1%
Corporate depreciation and amortization					(979)	(1,141)	162	14.2%
Non-Same Store Assets operating (loss) income					(4,088)	6,984	(11,072)	(158.5)%
Total Portfolio operating income					$31,297	$14,749	$16,548	112.2%
Operating Data (1):
Number of hotels	16	15			13	13
Number of rooms	6,865	6,356			6,032	6,032

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Our Same Store Assets contributed to a $26.3 million, or 7.1%, increase in rooms revenue for the year ended December 31, 2012 when compared to the year ended December 31, 2011, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	73.9%	72.2%	2.4%
ADR	253.14	242.76	4.3%
RevPAR	187.19	175.16	6.9%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 1.7 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across the majority of our Same Store Assets for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Rooms revenue at the Four Seasons Punta Mita Resort decreased due to the continued declining transient demand resulting from security concerns in Mexico and rooms revenue at the Four Seasons Washington D.C. hotel decreased due to a large group customer in the prior year that did not repeat in the current year.
For the Total Portfolio, rooms revenue increased $36.4 million, or 8.9%, for the year ended December 31, 2012 from the year ended December 31, 2011. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes a $9.5 million increase of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $20.8 million increase of additional rooms revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $20.2 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. The components of RevPAR from our Total Portfolio for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	73.8%	72.0%	2.5%
ADR	265.77	247.80	7.3%
RevPAR	196.14	178.48	9.9%
Food and Beverage. Our Same Store Assets experienced a $11.7 million, or 5.0%, increase in food and beverage revenue for the year ended December 31, 2012 when compared the the year ended December 31, 2011. Significant increases at the InterContinental Miami hotel, the Ritz-Carlton Laguna Niguel hotel and the InterContinental Chicago hotel were primarily due to higher occupancy and increased revenue at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan's Steak House at the InterContinental Chicago hotel. For the Total Portfolio, food and beverage revenue increased $6.7 million, or 2.5%, when comparing the year ended December 31, 2012 to the year ended December 31, 2011. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $6.2 million additional food and beverage revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and $5.8 million additional food and beverage revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $17.1 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliated in June 2011.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $0.5 million, or 0.7%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. For the Total Portfolio, other hotel operating revenue increased $2.0 million, or 2.5%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. In addition to the increase in the Same Store Assets, Total Portfolio other hotel operating revenue also includes a $4.9 million increase of additional other hotel operating revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $1.9 million increase of additional other hotel operating revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $5.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2012 and 2011, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$124,896	$114,087	$(10,809)	(9.5)%	$110,148	$102,886	$(7,262)	(7.1)%
Food and beverage	199,573	192,028	(7,545)	(3.9)%	176,300	171,018	(5,282)	(3.1)%
Other departmental expenses	211,981	207,664	(4,317)	(2.1)%	184,924	179,085	(5,839)	(3.3)%
Management fees	24,984	24,719	(265)	(1.1)%	22,231	21,084	(1,147)	(5.4)%
Other hotel expenses	56,842	53,808	(3,034)	(5.6)%	47,038	45,954	(1,084)	(2.4)%
Total hotel operating expenses	$618,276	$592,306	$(25,970)	(4.4)%	$540,641	$520,027	$(20,614)	(4.0)%
Hotel operating expenses for our Same Store Assets increased by $20.6 million, or 4.0%, primarily due to:

•	$8.2 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$3.0 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.8 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan's Steak House at the InterContinental Chicago hotel,

•	$1.8 million higher real estate taxes,

•	$1.1 million higher management fees,

•	$0.8 million higher insurance costs, and

•	$0.8 million higher marketing costs.
For the Total Portfolio, hotel operating expenses increased by $26.0 million, or 4.4%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. In addition to the increase at the Same Store Assets, the Total Portfolio hotel operating expenses also includes a $14.4 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $21.7 million increase related to the JW Marriott Essex House Hotel, which we acquired in September 2012. These increases are offset by a $31.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $6.1 million, or 6.1%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011 primarily due to certain assets becoming fully depreciated, partially offset by rooms placed in service subsequent to the third quarter of 2011 at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization decreased $8.6 million, or 7.7%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. In addition to the decrease at the Same Store Assets, the Total Portfolio also includes a decrease in depreciation expense of $6.3 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by an increase in depreciation expense of $1.0 million related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $3.0 million increase in depreciation expense related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Impairment Losses and Other Charges. During the year ended December 31, 2012, we performed an impairment test of long-lived assets related to a Mexican development site as a result of a change in the anticipated holding period for this land and recorded a non-cash impairment charge of $14.6 million. We also recorded a charge of approximately $4.2 million to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012. There were no impairment losses and other charges recorded during the year ended December 31, 2011.
Corporate Expenses. Corporate expenses decreased $8.0 million, or 20.1%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and acquisition costs. The decrease in corporate expenses is primarily due to a $17.2 million decrease in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—13. Share-Based

Employee Compensation Plans—Value Creation Plan” for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock. This decrease was partially offset by an increase in corporate expenses primarily due to an increase in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel, and increases in RSU, severance and legal expenses.
Interest Expense, Net. The $11.0 million, or 12.8%, decrease in interest expense, net for the year ended December 31, 2012 when compared to the year ended December 31, 2011, was primarily due to:

•	a $10.0 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $7.0 million decrease in amortization of interest rate swap costs, and

•	a $0.5 million increase in capitalized interest, partially offset by

•	a $3.9 million increase attributable to higher average borrowings,

•	a $2.3 million increase due to higher average interest rates, and

•	a $0.3 million increase in the amortization of deferred financing costs.
The components of interest expense, net for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011
Mortgages and other debt	$(72,536)	$(67,528)
Bank credit facility	(3,582)	(2,353)
Amortization of deferred financing costs	(3,993)	(3,721)
Amortization of interest rate swap costs	(9,150)	(16,111)
Mark to market of certain interest rate swaps	12,238	2,183
Interest income	217	173
Capitalized interest	1,534	1,083
Total interest expense, net	$(75,272)	$(86,274)
The weighted average debt outstanding for the years ended December 31, 2012 and 2011 amounted to $1.12 billion and $1.06 billion, respectively. At December 31, 2012, including the effect of interest rate swaps, approximately 74.8% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the year ended December 31, 2011, we recognized a loss on early extinguishment of debt of $1.2 million primarily due to write offs of unamortized deferred financing costs and other closing costs related to refinancing of certain mortgages and a new bank credit facility.
Loss on Early Termination of Derivative Financial Instruments. During the year ended December 31, 2011, we terminated five interest rate swaps and recorded a charge in loss on early termination of derivative financial instruments of $27.3 million, which included the immediate write-off of $25.5 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. In addition, based on changes in the forecasted levels of LIBOR-based debt, we de-designated one interest rate swap as a cash flow hedge. We recorded an additional charge in loss on early termination of derivative financial instruments of $2.0 million for the year ended December 31, 2011 to write off amounts previously recorded in accumulated OCL related to this swap.

Equity in Losses of Unconsolidated Affiliates. The following tables present equity in (losses) earnings and certain components included in the calculation of equity in losses resulting from our unconsolidated affiliates.
Year ended December 31, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Four Seasons Residence Club Punta Mita (RCPM)	Total
Equity in (losses) earnings	$(1,690)	$(11,947)	$152	$(13,485)
Depreciation and amortization	7,145	8,021	92	15,258
Interest expense	778	11,790	77	12,645
Income tax (benefit) expense	—	(383)	42	(341)
Year ended December 31, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Hotel/North Beach Ventures(3)	RCPM	Total
Equity in losses	$(5,703)	$(2,914)	$(511)	$(87)	$(9,215)
Depreciation and amortization	4,022	7,105	544	92	11,763
Interest expense	452	10,677	778	100	12,007
Income tax expense (benefit)	—	164	(668)	(45)	(549)

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

(3)
These ventures include SHR del Partners, L.P., formerly SHC KSL Partners, L.P. (Hotel Venture), the owner of the Hotel del Coronado through February 3, 2011, and HdC North Beach Development, LLLP (North Beach Venture), the owner of a residential condominium-hotel development adjacent to the hotel.

We recorded $13.5 million of equity in losses during the year ended December 31, 2012, which is a $4.3 million increase from the $9.2 million equity in losses recorded during the year ended December 31, 2011. The increase in losses is primarily due to an $8.6 million fee related to the termination of the management agreement with KSL at the Hotel del Coronado Venture, partially offset by a decrease in losses related to the seasonality of the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate on June 9, 2011.
Foreign Currency Exchange Loss. We recorded foreign currency exchange loss of $1.1 million for the year ended December 31, 2012 primarily due to the liquidation of a foreign entity and working capital changes at certain foreign hotel properties.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $3.9 million for the year ended December 31, 2012 when compared to the prior year is primarily due to a $2.6 million gain we recognized on the sale of our interest in BuyEfficient during the first quarter of 2011 and a decrease in asset management fee income, which includes financing and other fees received related to the Hotel del Coronado in 2011.
(Loss) Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax of $101.2 million for the year ended December 31, 2011 consisted of a $100.9 million gain recognized on the sale of the Paris Marriott hotel, primarily resulting from the recognition of a deferred gain.
Net Loss (Income) Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the year ended December 31, 2012 was $2.8 million, a change of $3.2 million from net income attributable to non controlling interests of $0.4 million in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

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

Rooms. For the Total Portfolio, rooms revenue increased $47.8 million, or 13.2%, for the year ended December 31, 2011 from the year ended December 31, 2010. RevPAR from our Total Portfolio for the year ended December 31, 2011 increased by 15.0% from the year ended December 21, 2010. The components of RevPAR for the years ended December 31, 2011 and 2010 are summarized as follows:

	Years Ended December 31,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.0%	68.7%	4.8%
ADR	$247.80	$226.01	9.6%
RevPAR	$178.48	$155.16	15.0%
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

	Years Ended December 31,
	2011	2010	Change (%) Favorable/ (Unfavorable)
Occupancy	72.2%	69.0%	4.6%
ADR	$242.76	$229.44	5.8%
RevPAR	$175.16	$158.25	10.7%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.8% increase in ADR and a 3.18 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across all but one of our Same Store Assets for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The Westin St. Francis and the Ritz-Carlton Laguna Niguel hotels experienced significant increases as a result of higher group occupancy. The Four Seasons Punta Mita Resort was the only consolidated hotel that experienced a significant decrease in rooms revenue due to declining demand resulting from safety concerns in Mexico. The increase in Total Portfolio rooms revenue also includes $22.4 million of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011. The increase in rooms revenue was partially offset by a decrease of $10.1 million in rooms revenue related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in the second quarter of 2011 (see"—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture").
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
For the Total Portfolio, hotel operating expenses increased by $44.9 million, or 8.2%, for the year ended December 31, 2011 when compared to the year ended December 31, 2010, primarily due to our Same Store Assets which contributed to an increase of $35.7 million, or 7.4%. For the Same Store Assets, hotel operating expenses were impacted by:

•	$16.9 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•
$5.7 million higher food and beverage costs due to increased food and beverage consumption, change in terms of a restaurant agreement at the Westin St. Francis and the new Michael Jordan's Steak House at the InterContinental Chicago,

•	$3.0 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.8 million higher management fees, and

•	a $1.2 million increase in real estate taxes.
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
Corporate Expenses. Corporate expenses increased $5.2 million, or 14.9%, for the year ended December 31, 2011 when compared to the year ended December 31, 2010. These expenses consist primarily of payroll and related costs, professional fees, travel expenses and office rent. The increase in corporate expenses is primarily due to a $6.0 million increase in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan” for further description of this plan. The amounts recorded in corporate expenses related to the Value

Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock.
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
Year ended December 31, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures	RCPM	Total
Equity in losses	$(5,703)	$(2,914)	$(511)	$(87)	$(9,215)
Depreciation and amortization	4,022	7,105	544	92	11,763
Interest expense	452	10,677	778	100	12,007
Income tax expense (benefit)	—	164	(668)	(45)	(549)
Year ended December 31, 2010 (in thousands):

	Hotel/North Beach Ventures	RCPM	BuyEfficient(1)	Total
Equity in earnings	$12,175	$271	$579	$13,025
Depreciation and amortization	7,894	79	—	7,973
Interest expense	7,753	244	—	7,997
Income tax (benefit) expense	(503)	95	—	(408)

(1)	On January 21, 2011, we sold our 50.0% interest in BuyEfficient for $9.0 million.
We recorded $9.2 million of equity in losses during the year ended December 31, 2011, which is a $22.2 million decrease from the $13.0 million equity in earnings recorded during the year ended December 31, 2010, primarily due to our share of an $11.0 million gain on extinguishment of debt at the Hotel Venture, as a result of a discounted payoff on one of the loans in 2010. The equity in losses in 2011 is primarily due to a higher interest rate on the new loan secured as part of the Hotel del Coronado recapitalization, and operating losses at the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate during the second quarter of 2011.
Foreign Currency Exchange Loss. The foreign currency exchange loss decreased by $1.4 million during the year ended December 31, 2011 when compared to the prior year. The change was primarily related to changing foreign exchange rates related to a GBP-denominated loan associated with the Marriott London Grosvenor Square hotel.
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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. On June 30, 2011, we entered into a $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature. The new facility will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2013. As of December 31, 2012, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility. Additionally, as of December 31, 2012, we had approximately $11.3 million of available corporate level cash.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of February 27, 2013, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $174.2 million.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. In February 2009, our board of directors elected to suspend the quarterly dividend to holders of our preferred stock as a measure to preserve liquidity. In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of accrued and unpaid dividends on our preferred stock through

September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends). The Unpaid Dividends were paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. Preferred dividends for the third and fourth quarters of 2012 were paid on October 1, 2012 and December 31, 2012, respectively, to holders of record as of the close of business on September 14, 2012 and December 14, 2012, respectively.
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
Capital expenditures for the years ended December 31, 2012, 2011 and 2010 amounted to $61.1 million, $49.8 million and $33.0 million, respectively. Included in the 2012, 2011 and 2010 amounts were $1.5 million, $1.1 million and $0.7 million of capitalized interest, respectively. For the year ending December 31, 2013, we expect to spend approximately $40.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $35.0 million on owner-funded projects, subject to adjustments based on continued evaluation. For the year ending December 31, 2013, we expect to spend approximately $9.5 million on renovations and improvements as required by the JW Marriott Essex House Hotel management agreement.
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
Notwithstanding the dividend restrictions described above, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its stockholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist. In addition, provided no event of default exists, dividends on preferred stock that accrue with regard to the current fiscal quarter may be paid to holders of preferred stock.
Other terms and conditions exist including provisions to release assets from the borrowing base and limitations on our ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75.0 million, which is secured by the $300.0 million bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of December 31, 2012 (in thousands):

	Balance as of December 31, 2012	2013	2014	2015	2016	2017	Thereafter
Mortgages payable
Hyatt Regency La Jolla (1)	$90,000	$—	$—	$—	$—	$90,000	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	115,468	115,468	—	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	130,000	—	—
Fairmont Chicago, 6.09%	95,167	2,745	2,917	3,099	3,294	83,112	—
Westin St. Francis, 6.09%	214,186	6,178	6,564	6,976	7,413	187,055	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	1,000	2,000	2,000	2,000	2,000	101,000
JW Marriott Essex House Hotel, LIBOR plus 4.00% (2)	190,000	—	—	1,200	4,800	184,000	—
InterContinental Miami, LIBOR plus 3.50%	85,000	—	422	889	952	1,021	81,716
InterContinental Chicago, 5.61%	145,000	943	1,969	2,082	2,202	2,328	135,476
Total mortgages payable (3)	1,174,821	126,334	13,872	16,246	150,661	549,516	318,192
Other debt, 5.00%(4)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$1,176,297	$126,334	$15,348	$16,246	$150,661	$549,516	$318,192

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $18.0 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	Subject to a 0.75% LIBOR floor.

(3)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at December 31, 2012.

(4)	The North Beach Venture (see “—Off-Balance Sheet Arrangements—Hotel and North Beach Ventures”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, debt refinancings, distributions to our preferred stockholders, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common or preferred securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility may impose certain conditions or restrictions in connection therewith.
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
On April 23, 2012, we issued 18.4 million shares of common stock in a public offering at a public offering price of $6.50 per share and raised net proceeds of approximately $114.1 million. On March 11, 2011, we issued 8.0 million shares of common stock in a private placement at a price of $6.25 per share and raised net proceeds of approximately $49.7 million and concurrently issued 15.2 million shares of common stock at a price of $6.08 based on our March 11, 2011 common share closing price to acquire the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels for $92.4 million. On June 9, 2011, we completed a recapitalization of the Fairmont Scottsdale Princess hotel, whereby we contributed the assets and liabilities of the hotel and cash of $34.9 million in exchange for a 50% ownership interest in the Fairmont Scottsdale Princess Venture. On June 24, 2011, we acquired the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel for total consideration of approximately $90.2 million, which included the issuance of an aggregate of approximately 10.8 million shares of common stock at a price of $6.51 per share based on our June 24, 2011 common share closing price, $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.
We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.
Equity Securities
As of December 31, 2012, we had 4,168,529 RSUs and Deferral Program Stock Units outstanding, of which 2,527,598 were vested. In addition, as of December 31, 2012, we had 669,797 options to purchase shares of our common stock (Options) outstanding.
The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) since December 31, 2011 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2011	185,627,199	853,461	186,480,660
RSUs redeemed for shares of our common stock	281,511	—	281,511
Common stock issued	18,400,000	—	18,400,000
Outstanding at December 31, 2012	204,308,710	853,461	205,162,171
Cash Flows
Operating Activities. Net cash provided by operating activities was $78.6 million, $75.7 million and $81.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. Cash flows from operations increased from 2011 to 2012 primarily due to an increase in hotel operating income in 2012 when compared to 2011, partially offset by $18.4 million paid pursuant to our Value Creation Plan. Cash flows from operations decreased from 2010 to 2011 primarily due to higher cash interest payments in 2011 when compared to 2010 and working capital changes, partially offset by an increase in hotel operating income in 2011 when compared to 2010.
Investing Activities. Net cash used in investing activities was $440.1 million, $61.6 million and $45.0 million for the years ended December 31, 2012, 2011 and 2010 respectively. The significant investing activities during these years are summarized below:

•	We acquired the JW Marriott Essex House Hotel for $350.3 million during the year ended December 31, 2012.

•
We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the year ended December 31, 2012. We paid a $1.1 million escrow deposit for this note during the year ended December 31, 2011.

•	We sold our 50.0% interest in BuyEfficient for $9.0 million during the year ended December 31, 2011.

•	We sold our leasehold interest in the Paris Marriott hotel and received $58.0 million during the year ended December 31, 2011 and an additional $2.0 million during the year ended December 31, 2012.

•
We acquired unrestricted cash of $30.6 million through the recapitalization of the Hotel and North Beach Ventures and acquisition of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the year ended December 31, 2011.

•	We paid $93.8 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the year ended December 31, 2011.

•	We sold the InterContinental Prague hotel during the year ended December 31, 2010 for net sales proceeds of $3.6 million.

•	We received a payment on a promissory note from the purchaser of the Hyatt Regency New Orleans hotel of $1.9 million during the year ended December 31, 2010.

•	We received cash from unconsolidated affiliates of $9.1 million, $1.1 million and $1.4 million during the years ended December 31, 2012, 2011 and 2010, respectively.

•
We disbursed $61.1 million, $49.8 million and $33.0 million during the years ended December 31, 2012, 2011 and 2010, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $21.4 million, $9.9 million and $15.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.
Financing Activities. Net cash provided by financing activities was $369.5 million, for the year ended December 31, 2012, compared with net cash used in financing activities of $22.9 million and $66.8 million for the years ended December 31, 2011 and 2010, respectively. The significant financing activities during these years are summarized below:

•
We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the year ended December 31, 2012 and received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.2 million and $331.8 million during the years ended December 31, 2011 and 2010, respectively.

•	We received contributions of $96.4 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the year ended December 31, 2012.

•	We distributed $96.7 million to our preferred shareholders during the year ended December 31, 2012.

•
During the years ended December 31, 2012 and 2011, we had net borrowings of $96.0 million and $22.0 million, respectively, on our bank credit facility. During the year ended December 31, 2010, we made net payments of $150.0 million on our bank credit facility.

•
During the years ended December 31, 2012 and 2011, we received net proceeds of $170.9 million and $61.0 million on mortgages and other debt. During the year ended December 31, 2010, we made payments of $32.5 million on mortgages and other debt.

•	During the years ended December 31, 2012, 2011 and 2010, we paid financing costs of $4.8 million, $12.5 million and $0.2 million, respectively.

•	We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $1.3 million for each of the years ended December 31, 2012 and 2011.

•	We paid approximately $87.8 million for the repurchase of a portion of our outstanding preferred stock during the year ended December 31, 2011.

•
We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for common stock and cash of $19.5 million during the year ended December 31, 2011.

•	We paid $33.3 million and $35.2 million to terminate and buy down interest rate swaps during the years ended December 31, 2011 and 2010, respectively.

•	During the year ended December 31, 2010, we tendered the outstanding Exchangeable Notes for $180.0 million.
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
In the fourth quarter of 2011, our board of directors authorized, and we declared, the payment of the Unpaid Dividends. The Unpaid Dividends were paid June 29, 2012 to holders of record as of the close of business on June 15, 2012. In addition, in

February 2012 and May 2012, our board of directors authorized, and we declared, preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid June 29, 2012 to holders of record as of the close of business on June 15, 2012. Our board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the third and fourth quarters of 2012, respectively, with distributions paid on October 1, 2012 and December 31, 2012, respectively, to holders of record as of the close of business on September 14, 2012 and December 14, 2012, respectively.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of December 31, 2012 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,322,297	$126,334	$328,255	$734,695	$133,013
Interest on long-term debt obligations(3)	338,690	84,528	189,642	45,135	19,385
Operating lease obligations—ground leases and office space	8,725	701	2,196	750	5,078
Operating leases—Marriott Hamburg	85,876	4,907	14,722	9,814	56,433
JW Marriott Essex House Hotel property improvements	14,844	9,541	5,303	—	—
Construction contracts	6,374	6,374	—	—	—
Total	$1,776,806	$232,385	$540,118	$790,394	$213,909

(1)	These amounts represent obligations that are due within fiscal year 2013.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2012 and includes the effect of our interest rate swaps.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of December 31, 2012, $33.8 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $25.2 million and $27.4 million as of December 31, 2012 and December 31, 2011, respectively. Our equity in losses of the Fairmont Scottsdale Princess Venture was $1.7 million and $5.7 million for the years ended December 31, 2012 and 2011, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $83.3 million and $94.9 million as of December 31, 2012 and December 31, 2011, respectively. Our equity in losses of the Hotel del Coronado Venture was $11.9 million and $2.9 million for the years ended December 31, 2012 and 2011, respectively.
The Hotel del Coronado Venture has $425.0 million of mortgage and mezzanine loans that mature March 2013 with three, one-year extension options, subject to certain conditions. The Hotel del Coronado Venture intends to refinance the loans. After the third year of the loans, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Interest is payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.0% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loans.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2012 and December 31, 2011, our investment in the unconsolidated affiliate amounted to $3.9 million and $3.8 million, respectively. Our equity in earnings (losses) of the unconsolidated affiliate was $0.2 million and $(0.1) million for the years ended December 31, 2012 and 2011, respectively.
Related Party Transactions
We have in the past engaged in transactions with related parties. See “Item 8. Financial Statements and Supplementary Data—16. Related Party Transactions” for a discussion of our transactions with related parties.
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
We performed an impairment test of the long-lived assets related to a Mexican development site during the fourth quarter of 2012 as a result of a change in the anticipated holding period for this land. As a result of this test, we recorded an impairment loss of $14.6 million during the year ended December 31, 2012. There were no other impairment charges during the year ended December 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2012. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the year ended December 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to December 31, 2012. Any such adjustments could be material, but will be non-cash.
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
We performed our annual impairment test for goodwill as of December 31, 2012. We did not record any non-cash goodwill impairment charges for the year ended December 31, 2012 based on the outcome of this test. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to December 31, 2012. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the year ended December 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to December 31, 2012. Any such adjustments could be material, but will be non-cash.

•
Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. We acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels during the year ended December 31, 2011. We acquired the JW Marriott Essex House Hotel during the year ended December 31, 2012.

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

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position. In February 2011, we paid $4.2 million to terminate three interest rate swaps with a combined notional amount of $125.0 million. There were no immediate charges to earnings in February 2011 based on our forecasted levels of LIBOR-based debt at the time of the transaction. In June 2011, we paid $29.7 million to terminate five interest rate swaps with a combined notional amount of $300.0 million. We also de-designated one interest rate swap with a notional amount of $100.0 million as a cash flow hedge. We recorded a charge of $29.2 million, which included the immediate write-off of $27.4 million previously recorded in accumulated OCL related to interest rate swaps that were designated to hedge cash flows that are no longer probable of occurring and $1.8 million of mark to market adjustments related to the terminated interest rate swaps. The charge was recorded in loss on early termination of derivative financial instruments in the consolidated statement of operations for the year ended December 31, 2011. Changes in the market value of the de-designated interest rate swap will be recorded in earnings subsequent to the de-designation. Depending on the capital markets and the availability of floating rate debt, the remaining swap portfolio may need to be reassessed in the future for additional terminations.

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
In February 2013, the FASB issued new guidance to require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross-reference to other disclosures that provide additional detail about the reclassification amounts is required.  The provisions are effective for reporting periods beginning after December 15, 2012. When adopted, the new guidance is not expected to have a material impact on our financial statements.
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
The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss attributable to SHR common shareholders	$(79,472)	$(23,688)	$(261,937)
Depreciation and amortization—continuing operations	103,464	112,062	130,601
Depreciation and amortization—discontinued operations	—	—	5,980
Interest expense—continuing operations	75,489	86,447	86,285
Interest expense—discontinued operations	—	—	9,706
Income taxes—continuing operations	1,011	970	1,408
Income taxes—discontinued operations	—	379	476
Noncontrolling interests	(184)	(29)	(1,687)
Adjustments from consolidated affiliates	(8,599)	(6,733)	(7,609)
Adjustments from unconsolidated affiliates	27,562	23,221	15,563
Preferred shareholder dividends	24,166	18,482	30,886
EBITDA	143,437	211,111	9,672
Realized portion of deferred gain on sale leaseback—continuing operations	(200)	(217)	(207)
Realized portion of deferred gain on sale leaseback—discontinued operations	—	(1,214)	(4,465)
Gain on sale of assets—continuing operations	—	(2,640)	—
Gain on sale of assets—discontinued operations	—	(101,287)	(29,713)
Impairment losses and other charges	18,843	—	141,858
Loss on early extinguishment of debt—continuing operations	—	1,237	925
Loss on early extinguishment of debt—discontinued operations	—	—	95
Loss on early termination of derivative financial instruments	—	29,242	18,263
Gain on extinguishment of debt of unconsolidated affiliate	—	—	(11,025)
Foreign currency exchange loss—continuing operations	1,075	2	1,410
Foreign currency exchange loss (gain)—discontinued operations	535	(51)	(7,392)
Adjustment for Value Creation Plan	1,407	18,607	12,614
Severance charges	2,485	—	—
Management agreement termination fee(a)	7,820	—	—
Comparable EBITDA	$175,402	$154,790	$132,035
(a) Our share of the Hotel del Coronado management agreement termination fee included in both equity in losses of unconsolidated affiliates and net loss attributable to the noncontrolling interests in consolidated affiliates.

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
The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Years Ended December 31,
	2012	2011	2010
Net loss attributable to SHR common shareholders	$(79,472)	$(23,688)	$(261,937)
Depreciation and amortization—continuing operations	103,464	112,062	130,601
Depreciation and amortization—discontinued operations	—	—	5,980
Corporate depreciation	(979)	(1,141)	(1,217)
Gain on sale of assets—continuing operations	—	(2,640)	—
Gain on sale of assets—discontinued operations	—	(101,287)	(29,713)
Realized portion of deferred gain on sale leaseback—continuing operations	(200)	(217)	(207)
Realized portion of deferred gain on sale leaseback—discontinued operations	—	(1,214)	(4,465)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	379	1,393
Noncontrolling interests adjustments	(501)	(575)	(1,159)
Adjustments from consolidated affiliates	(4,091)	(4,486)	(5,979)
Adjustments from unconsolidated affiliates	15,258	11,763	7,973
FFO	33,479	(11,044)	(158,730)
Redeemable noncontrolling interests	317	546	(528)
FFO—Fully Diluted	33,796	(10,498)	(159,258)
Impairment losses and other charges	18,843	—	141,858
Non-cash mark to market of interest rate swaps—continuing operations	(12,238)	(2,183)	9,014
Non-cash mark to market of interest rate swaps—discontinued operations	—	—	25
Loss on early extinguishment of debt—continuing operations	—	1,237	925
Loss on early extinguishment of debt—discontinued operations	—	—	95
Loss on early termination of derivative financial instruments	—	29,242	18,263
Gain on extinguishment of debt of unconsolidated affiliate	—	—	(11,025)
Foreign currency exchange loss—continuing operations	1,075	2	1,410
Foreign currency exchange loss (gain), net of tax—discontinued operations	535	(51)	(7,421)
Adjustment for Value Creation Plan	1,407	18,607	12,614
Severance charges	2,485	—	—
Management agreement termination fee(a)	7,820	—	—
Comparable FFO	$53,723	$36,356	$6,500
(a) Our share of the Hotel del Coronado management agreement termination fee included in both equity in losses of unconsolidated affiliates and net loss attributable to the noncontrolling interests in consolidated affiliates.

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
See “Item 8. Financial Statements and Supplementary Data—12. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2012.
As of December 31, 2012, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 74.8% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.
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
For the year ended December 31, 2012, approximately 9.4% of our total revenues, were generated outside of the United States, with approximately 4.7% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound), approximately 4.1% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10.0% during the year ended December 31, 2012, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Increase in total revenues	$3.3	$3.8	$0.5	$7.6
(Decrease) increase in operating income	$(1.3)	$0.8	$—	$(0.5)
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of December 31, 2012, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $3.1 million from the amounts reported.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2013

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2012	2011
Assets
Investment in hotel properties, net*	$1,970,560	$1,692,431
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $10,812 and $8,915*	30,631	30,635
Investment in unconsolidated affiliates	112,488	126,034
Cash and cash equivalents*	80,074	72,013
Restricted cash and cash equivalents*	58,579	39,498
Accounts receivable, net of allowance for doubtful accounts of $1,602 and $1,698*	45,620	43,597
Deferred financing costs, net of accumulated amortization of $7,049 and $3,488*	11,695	10,845
Deferred tax assets	2,203	2,230
Prepaid expenses and other assets*	54,208	29,047
Total assets	$2,406,417	$2,086,689
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,176,297	$1,000,385
Bank credit facility	146,000	50,000
Accounts payable and accrued expenses*	228,397	249,179
Distributions payable	—	72,499
Deferred tax liabilities	47,275	47,623
Total liabilities	1,597,969	1,419,686
Commitments and contingencies (Note 17)
Noncontrolling interests in SHR’s operating partnership	5,463	4,583
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $103,704 and $130,148 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 and $112,755 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,693 and $119,377 in the aggregate)	92,489	92,489
Common shares ($0.01 par value per share; 350,000,000 and 250,000,000 common shares authorized; 204,308,710 and 185,627,199 common shares issued and outstanding)	2,043	1,856
Additional paid-in capital	1,730,535	1,634,067
Accumulated deficit	(1,245,927)	(1,190,621)
Accumulated other comprehensive loss	(58,871)	(70,652)
Total SHR’s shareholders’ equity	707,328	654,198
Noncontrolling interests in consolidated affiliates	95,657	8,222
Total equity	802,985	662,420
Total liabilities, noncontrolling interests and equity	$2,406,417	$2,086,689

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS—(CONTINUED)
(In Thousands)

	December 31,
	2012	2011
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 6):
Investment in hotel properties, net	$340,456	$—
Intangible assets, net of accumulated amortization of $113 and $0	277	—
Cash and cash equivalents	2,596	—
Restricted cash and cash equivalents	3,859	—
Accounts receivable, net of allowance for doubtful accounts of $111 and $0	7,508	—
Deferred financing costs, net of accumulated amortization of $398 and $0	4,043	—
Prepaid expenses and other assets	16,762	—
Mortgages and other debt payable	190,000	—
Accounts payable and accrued expenses	10,242	—
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2012	2011	2010
Revenues:
Rooms	$446,760	$410,315	$362,559
Food and beverage	273,857	267,194	238,762
Other hotel operating revenue	82,922	80,907	79,981
Lease revenue	4,778	5,422	4,991
Total revenues	808,317	763,838	686,293
Operating Costs and Expenses:
Rooms	124,896	114,087	105,142
Food and beverage	199,573	192,028	171,279
Other departmental expenses	211,981	207,664	199,336
Management fees	24,984	24,719	22,911
Other hotel expenses	56,842	53,808	48,781
Lease expense	4,580	4,865	4,566
Depreciation and amortization	103,464	112,062	130,601
Impairment losses and other charges	18,843	—	141,858
Corporate expenses	31,857	39,856	34,692
Total operating costs and expenses	777,020	749,089	859,166
Operating income (loss)	31,297	14,749	(172,873)
Interest expense	(75,489)	(86,447)	(86,285)
Interest income	217	173	430
Loss on early extinguishment of debt	—	(1,237)	(925)
Loss on early termination of derivative financial instruments	—	(29,242)	(18,263)
Equity in (losses) earnings of unconsolidated affiliates	(13,485)	(9,215)	13,025
Foreign currency exchange loss	(1,075)	(2)	(1,410)
Other income, net	1,820	5,767	2,398
Loss before income taxes and discontinued operations	(56,715)	(105,454)	(263,903)
Income tax expense	(1,011)	(970)	(1,408)
Loss from continuing operations	(57,726)	(106,424)	(265,311)
(Loss) income from discontinued operations, net of tax	(535)	101,572	34,511
Net Loss	(58,261)	(4,852)	(230,800)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	184	29	1,687
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	2,771	(383)	(1,938)
Net Loss Attributable to SHR	(55,306)	(5,206)	(231,051)
Preferred shareholder dividends	(24,166)	(18,482)	(30,886)
Net Loss Attributable to SHR Common Shareholders	$(79,472)	$(23,688)	$(261,937)
Amounts Attributable to SHR:
Loss from continuing operations	$(54,771)	$(106,311)	$(265,306)
(Loss) income from discontinued operations	(535)	101,105	34,255
Net loss	$(55,306)	$(5,206)	$(231,051)
Basic Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.40)	$(0.70)	$(2.41)
(Loss) income from discontinued operations attributable to SHR common shareholders	—	0.57	0.28
Net loss attributable to SHR common shareholders	$(0.40)	$(0.13)	$(2.13)
Weighted average common shares outstanding	201,109	176,576	122,933
Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.40)	$(0.70)	$(2.41)
(Loss) income from discontinued operations attributable to SHR common shareholders	—	0.57	0.28
Net loss attributable to SHR common shareholders	$(0.40)	$(0.13)	$(2.13)
Weighted average common shares outstanding	201,109	176,576	122,933
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	For the years ended December 31,
	2012	2011	2010
Net loss	$(58,261)	$(4,852)	$(230,800)
Other comprehensive income (loss):
Gain (loss) on currency translation adjustments	725	(8,911)	(24,339)
Gain (loss) on derivatives and other activity	11,056	45,423	(13,484)
Other comprehensive income (loss)	11,781	36,512	(37,823)
Comprehensive (loss) income	(46,480)	31,660	(268,623)
Comprehensive loss (income) attributable to the noncontrolling interests in SHR's operating partnership	133	(140)	2,061
Comprehensive loss (income) attributable to the noncontrolling interests in consolidated affiliates	2,771	(383)	(1,938)
Comprehensive (Loss) Income Attributable to SHR	$(43,576)	$31,137	$(268,500)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	For the years ended December 31,
	2012	2011	2010
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$99,995	$108,206	$108,206
Preferred stock tender	—	(8,211)	—
Balance, end of year	$99,995	$99,995	$108,206
8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$87,064	$110,775	$110,775
Preferred stock tender	—	(23,711)	—
Balance, end of year	$87,064	$87,064	$110,775
8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$92,489	$138,940	$138,940
Preferred stock tender	—	(46,451)	—
Balance, end of year	$92,489	$92,489	$138,940
Common shares
Balance, beginning of year	$1,856	$1,513	$752
Restricted stock units redeemed for SHR common shares	2	2	2
Issuance of common shares	185	341	759
Balance, end of year	$2,043	$1,856	$1,513
Additional paid-in capital
Balance, beginning of year	$1,634,067	$1,553,286	$1,233,856
Issuance of common shares	119,415	212,376	348,381
Offering costs	(5,538)	(757)	(16,674)
Acquisition of additional ownership interests in consolidated affiliates	(1,079)	(63,602)	—
Distributions to holders of noncontrolling interests in consolidated affiliates	1,789	—	—
Preferred stock tender	(54)	(9,464)	—
Declared distributions to preferred shareholders	(24,166)	(72,499)	—
Exchangeable notes tender	—	—	(10,125)
Share-based compensation	7,165	14,290	1,868
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	(326)	(42)	(670)
Redemption value adjustment	(738)	479	(3,350)
Balance, end of year	$1,730,535	$1,634,067	$1,553,286
Accumulated deficit
Balance, beginning of year	$(1,190,621)	$(1,185,294)	$(954,208)
Net loss attributable to SHR	(55,306)	(5,206)	(231,051)
Acquisition of additional ownership interests in consolidated affiliates	—	(121)	—
Distributions to shareholders	—	—	(35)
Balance, end of year	$(1,245,927)	$(1,190,621)	$(1,185,294)
Accumulated other comprehensive loss
Balance, beginning of year	$(70,652)	$(107,164)	$(69,341)
Currency translation adjustments	725	(8,911)	(24,339)
Derivatives and other activity	11,056	45,423	(13,484)
Balance, end of year	$(58,871)	$(70,652)	$(107,164)
Total SHR’s Shareholders’ Equity	$707,328	$654,198	$620,262

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2012	2011	2010
Noncontrolling interests in consolidated affiliates
Balance, beginning of year	$8,222	$25,082	$23,188
Net (loss) income	(2,771)	383	1,938
Contributions from holders of noncontrolling interests in consolidated affiliates	96,417	—	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(3,069)	(1,277)	(31)
Acquisition of additional ownership interests	(3,077)	(26,581)	—
Noncontrolling interest assumed	—	10,725	—
Other	(65)	(110)	(13)
Balance, end of year	$95,657	$8,222	$25,082
Total Equity	$802,985	$662,420	$645,344
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(58,261)	$(4,852)	$(230,800)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Deferred income tax (benefit) expense	(217)	(414)	977
Depreciation and amortization	103,464	112,062	136,581
Amortization of deferred financing costs, discount and interest rate swap costs	12,742	19,835	38,323
Non-cash impairment losses and other charges	18,843	—	141,858
Loss on early extinguishment of debt	—	1,237	1,020
Loss on early termination of derivative financial instruments	—	29,242	18,263
Equity in losses (earnings) of unconsolidated affiliates	13,485	9,215	(13,025)
Share-based compensation	7,756	22,070	14,571
Gain on disposal of assets, net of tax	—	(103,927)	(29,713)
Foreign currency exchange loss (gain)	1,610	(49)	(5,982)
Recognition of deferred gains	(200)	(1,431)	(4,671)
Mark to market of derivative financial instruments	(12,224)	(2,183)	9,037
(Increase) decrease in accounts receivable	(1,787)	(2,965)	8,259
(Increase) decrease in prepaid expenses and other assets	(1,646)	(3,239)	1,487
(Decrease) increase in accounts payable and accrued expenses	(4,982)	1,140	(4,889)
Net cash provided by operating activities	78,583	75,741	81,296
Investing Activities:
Acquisition of hotel investment	(350,333)	—	—
Proceeds from sale of investments	—	9,000	—
Proceeds from sales of assets	1,991	58,012	3,564
Proceeds from promissory note	—	—	1,850
Investment in unconsolidated affiliate	(9,050)	—	—
Cash received from unconsolidated affiliates	9,111	1,080	1,444
Unconsolidated affiliates recapitalizations	—	(93,813)	—
Unrestricted cash acquired through acquisition and recapitalization	183	30,600	—
Unrestricted cash sold or contributed	—	(6,935)	(3,373)
Increase in escrow deposits	—	(1,050)	—
Decrease (increase) in security deposits related to sale-leasebacks	—	1,270	(297)
Acquisition of note receivable	(9,457)	—	—
Capital expenditures	(61,100)	(49,799)	(32,955)
Increase in restricted cash and cash equivalents	(21,412)	(9,918)	(15,193)
Net cash used in investing activities	(440,067)	(61,553)	(44,960)
Financing Activities:
Proceeds from issuance of common stock	119,600	50,000	349,140
Equity issuance costs	(5,538)	(761)	(17,308)
Preferred stock tender	—	(86,127)	—
Preferred stock tender costs	(54)	(1,710)	—
Borrowings under bank credit facility	307,000	375,500	100,500
Payments on bank credit facility	(211,000)	(353,500)	(250,500)
Exchangeable senior notes tender	—	—	(180,000)
Proceeds from mortgages	280,000	470,000	—
Payments on mortgages and other debt	(109,134)	(409,047)	(32,501)
Contributions from holders of noncontrolling interests in consolidated affiliates	96,417	—	—
Acquisition of noncontrolling interest in consolidated affiliates	(4,156)	(19,522)	—
Debt financing costs	(4,829)	(12,545)	(175)
Distributions to preferred shareholders	(96,665)	—	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(1,280)	(1,277)	(31)
Interest rate swap costs	—	(33,340)	(35,152)
Other financing activities	(846)	(559)	(773)
Net cash provided by (used in) financing activities	369,515	(22,888)	(66,800)
Effect of exchange rate changes on cash	30	(1,128)	(4,005)
Net change in cash and cash equivalents	8,061	(9,828)	(34,469)
Change in cash of assets held for sale	—	2,999	(2,999)
Cash and cash equivalents, beginning of year	72,013	78,842	116,310
Cash and cash equivalents, end of year	$80,074	$72,013	$78,842

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2012	2011	2010
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties (see note 3)	$—	$89,273	$—
Acquisition of noncontrolling interest (see note 11)	$—	$70,300	$—
(Gain) loss on mark to market of derivative instruments (see notes 2 and 12)	$(3,136)	$1,854	$35,166
Distributions declared and payable to preferred shareholders (see note 11)	$—	$72,499	$—
Increase (decrease) in capital expenditures recorded as liabilities	$3,830	$220	$(268)
Cash Paid For:
Interest, net of interest capitalized	$73,443	$68,599	$50,230
Income taxes, net of refunds	$77	$3,200	$2,554

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2012, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2012. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of December 31, 2012, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess(1)	11. JW Marriott Essex House Hotel(4)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg(5)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort(6)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square(6)
7. Hotel del Coronado(2)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla(3)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 7). One land parcel at this property is subject to a ground lease arrangement.

(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 7).

(3)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 11).

(4)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 3 and 6).

(5)	The Company has a leasehold interest in this property.

(6)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The accompanying consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling interest.
If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At December 31, 2012, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 6). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At December 31, 2012, SH Funding owned a 90.9% controlling interest in SHR del Partners, L.P., formerly, SHC KSL Partners, LP, that owns both a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) and a 40.0% interest in the Hotel del Coronado Venture (see note 7) and a controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which are consolidated in the accompanying financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2012, SH Funding owned interests in the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), the Hotel del

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Coronado (Hotel del Coronado Venture), and the Four Seasons Residence Club Punta Mita (RCPM) (see note 7), which are unconsolidated affiliates in the accompanying financial statements that are accounted for using the equity method of accounting.
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
Goodwill:
Goodwill is the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Balance at the beginning of the year
Goodwill	$316,945	$316,945
Accumulated impairment losses	(276,586)	(276,586)
	40,359	40,359
Goodwill related to sales of hotels	—	—
Accumulated impairment losses related to sales of hotels	—	—
Balance at the end of the year
Goodwill	316,945	316,945
Accumulated impairment losses	(276,586)	(276,586)
	$40,359	$40,359

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets:
Intangible assets at December 31, 2012 and 2011 include (in thousands):

	2012	2011	Useful Life
Below market ground lease	$33,922	$32,450	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	4,050	3,660	Period of booking (up to 8 years)
Land development entitlements	1,971	1,940	Two years
	41,443	39,550
Accumulated amortization	(10,812)	(8,915)
Intangible assets, net	$30,631	$30,635
Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2012, 2011 and 2010, amortization expense of intangible assets was $1,704,000, $2,414,000, and $2,211,000, respectively. The estimated future aggregate annual amortization expense for intangible assets at December 31, 2012 is summarized as follows (in thousands):

Years ending December 31,
2013	$1,523
2014	934
2015	760
2016	760
2017	760
Thereafter	25,894
Total	$30,631
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
Investment in Unconsolidated Affiliates
A series of operating losses of an investee or other factors may indicate that a decrease in value of the Company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the Company writes down the investment to its estimated fair value. The Company also considers any impairments in the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests.
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
 Inventories:
Inventories located at the hotel properties consist primarily of food and beverage stock. These items are stated at the lower of cost, as determined by an average cost method, or market and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
Cash and Cash Equivalents:
The Company considers all cash on hand, demand deposits with financial institutions and short-term highly liquid investments with purchased or original maturities of three months or less to be cash equivalents.
Restricted Cash and Cash Equivalents:
As of December 31, 2012 and 2011, restricted cash and cash equivalents included $33,832,000 and $19,135,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2012 and 2011, restricted cash and cash equivalents also included reserves of $24,747,000 and $20,363,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests:
Redeemable Noncontrolling Interests (Temporary Equity)
Third party noncontrolling partners own an approximate one percent interest in SH Funding. The interests held by these noncontrolling partners are stated at the greater of carrying value or their redemption value and are presented as noncontrolling interests in SHR’s operating partnership on the consolidated balance sheets. Net loss attributable to the noncontrolling interest partners is presented as noncontrolling interests in SHR’s operating partnership in the consolidated statements of operations. Net loss and other comprehensive income (loss) are attributed to noncontrolling interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the noncontrolling interest partners by the sum of units held by SHR and the units held by noncontrolling interest partners, all calculated based on the weighted average days outstanding at the end of the period.
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
The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Noncontrolling interests in SHR’s operating partnership
Balance, beginning of year	$4,583	$5,050	$2,717
Common shares issued	468	1,003	—
Net loss	(184)	(29)	(1,687)
Currency translation adjustments	3	(42)	(153)
Derivatives activity	48	211	(221)
Share-based compensation	30	66	14
Redemption value adjustment	738	(479)	3,350
Other	(223)	(1,197)	1,030
Balance, end of year	$5,463	$4,583	$5,050
The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into shares of SHR common stock on a one-for-one basis. As of December 31, 2012, 2011 and 2010, the redeemable noncontrolling interests had a redemption value of approximately $5,463,000 (based on SHR’s common closing share price of $6.40 on December 31, 2012), $4,583,000 (based on SHR’s common closing share price of $5.37 on December 30, 2011), and $5,050,000 (based on SHR’s common closing share price of $5.29 on December 31, 2010), respectively.
Nonredeemable Noncontrolling Interests
The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. The net (loss) income attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates in the consolidated statements of operations. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2012, 2011 and 2010 is presented in the Company’s consolidated statements of equity.
Income Taxes:
SHR has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). As a REIT, SHR generally will not be subject to U.S. federal income tax if it distributes 100% of its

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company completed an equity offering during the second quarter of 2010 (see note 11), which resulted in an ownership change under Section 382 of the Tax Code. As a result, some of the Company’s net operating loss carryforwards were reduced or eliminated in accordance with the provisions of Section 382. A full valuation reserve has been provided against net operating loss carryforwards not subject to Section 382 due to uncertainty of realization. Therefore, the ownership change had no impact to the statements of operations.
Per Share Data:
Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 13) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Numerator - Basic:
Loss from continuing operations attributable to SHR	$(54,771)	$(106,311)	$(265,306)
Preferred shareholder dividends	(24,166)	(29,206)	(30,886)
Preferred stock tender(a)	—	10,724	—
Loss from continuing operations attributable to SHR common shareholders	$(78,937)	$(124,793)	$(296,192)
Numerator - Diluted:
Loss from continuing operation attributable to SHR common shareholders	(78,937)	(124,793)	(296,192)
Adjustment for noncontrolling interests in consolidated affiliates (see note 6)	—	—	—
Loss from continuing operations attributable to SHR common shareholders - diluted	$(78,937)	$(124,793)	$(296,192)

Denominator:
Weighted average common shares - basic	201,109	176,576	122,933
Potentially dilutive securities	—	—	—
Weighted average common shares - diluted	201,109	176,576	122,933

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
On December 19, 2011, SHR purchased a portion of its outstanding shares of preferred stock (see note 11). For purposes of calculating loss per share, the difference between the fair value of the consideration paid and the carrying amount of the shares of preferred stock tendered is an adjustment to net loss attributable to SHR common shareholders. The carrying value of the preferred stock is reduced by any related offering costs and increased by any previously deducted cumulative undeclared dividends that are forfeited. The total consideration paid was $86,127,000 and the net carrying value of the shares of preferred stock was $96,851,000, which included $18,478,000 of previously deducted preferred shareholder dividends that were forfeited. The full impact of the preferred stock tender on the calculation of net loss attributable to SHR common shareholders was recorded in the fourth quarter of 2011.

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of December 31, 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Noncontrolling interests in SHR's operating partnership	853	853	955
Noncontrolling interests in consolidated affiliates	11,893	—	—
Options, RSUs and Deferral Program Stock Units	2,809	3,124	1,708
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the components of accumulated OCL as of December 31, 2012, 2011, and 2010 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2010	$(81,449)	$12,108	$(69,341)
Other comprehensive loss	(13,484)	(24,339)	(37,823)
Balance at December 31, 2010	(94,933)	(12,231)	(107,164)
Other comprehensive income (loss)	45,423	(8,911)	36,512
Balance at December 31, 2011	(49,510)	(21,142)	(70,652)
Other comprehensive income	11,056	725	11,781
Balance at December 31, 2012	$(38,454)	$(20,417)	$(58,871)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether the current two-step process is necessary. Under the amended guidance, the calculation of the reporting unit’s fair value (step one of the goodwill impairment test) is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. If it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be performed. The Company adopted the new guidance on January 1, 2012 and the guidance did not have a material impact on the Company's financial statements.
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
In February 2013, the FASB issued new guidance to require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross-reference to other disclosures that provide additional detail about the reclassification amounts is required.  The provisions are effective for reporting periods beginning after December 15, 2012. When adopted, the new guidance is not expected to have a material impact on the Company's financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of December 31, 2012 and 2011, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	2012	2011
Land	$565,000	$334,048
Land held for development	78,000	103,089
Leasehold interest	11,633	11,633
Buildings	1,409,406	1,316,029
Building and leasehold improvements	91,523	80,134
Site improvements	29,207	29,205
Furniture, fixtures and equipment	492,240	431,502
Improvements in progress	20,678	14,726
Total investment in hotel properties	2,697,687	2,320,366
Less accumulated depreciation	(727,127)	(627,935)
Total investment in hotel properties, net	$1,970,560	$1,692,431
Consolidated hotel properties	15	14
Consolidated hotel rooms (unaudited)	6,587	6,078
Acquisition of Hotels
On September 14, 2012, the Company closed on the acquisition of the JW Marriott Essex House Hotel located in New York, New York for a purchase price, net of working capital prorations, of approximately $350,333,000. In connection with the closing of the acquisition, the Company formed a joint venture arrangement with affiliates of KSL Capital Partners, LLC (KSL) (Essex House Hotel Venture) to fund the equity portion of the purchase price. The Company contributed cash of $89,147,000 to acquire a 51.0% controlling interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49.0% interest. The Essex House Hotel Venture secured a $190,000,000 first mortgage to fund the remaining balance of the purchase price (see note 10). The Essex House Hotel Venture is a variable interest entity that the Company has consolidated because it determined that it is the primary beneficiary (see note 6). At the time of the acquisition, the Company recorded $85,651,000 as noncontrolling interests in consolidated affiliates on the balance sheet, which reflected KSL's initial equity interest in the Essex House Hotel Venture.
The acquisition of the JW Marriott Essex House Hotel is consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Essex House Hotel Venture incurred acquisition costs of $3,208,000 for the year ended December 31, 2012, that are included in corporate expenses on the statement of operations.
The JW Marriott Essex House Hotel was accounted for as a business combination, and the assets and liabilities and results of operations of the hotel have been consolidated in the financial statements since the date of purchase. Due to the acquisition completion date near the December 31, 2012 year-end, the allocation of the purchase price is preliminary, pending the settlement of working capital prorations, and is based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of September 14, 2012. The final allocation of the purchase price may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocation as soon as possible, but no later than one year from the acquisition date.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The preliminary allocation of the purchase price for the acquisition of the JW Marriott Essex House Hotel and the final allocation of the purchase price for the acquisitions of the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels are as follows (in thousands):

	JW Marriott Essex House	Four Seasons Silicon Valley	Four Seasons Jackson Hole
Land	$230,951	$5,518	$19,669
Buildings	88,470	27,269	33,450
Site improvements	—	400	444
Furniture, fixtures and equipment	21,927	2,827	4,236
Other assets	13,067	—	—
Intangible assets	390	88	372
Net working capital	(4,472)	378	(2,235)
	$350,333	$36,480	$55,936
The impact to revenues and net loss attributable to SHR common shareholders from the acquisition of the JW Marriott Essex House Hotel since acquisition for the year ended December 31, 2012 is as follows (in thousands):

2012
Increase in revenues	$28,463
Increase in net loss attributable to SHR common shareholders	$(1,502)
The acquisition of the JW Marriott Essex House Hotel had a material effect on the Company's results of operations. On an unaudited pro forma basis, revenues, net loss attributable to SHR common shareholders and basic and diluted loss attributable to SHR common shareholders per share for the years ended December 31, 2012 and 2011 are as follows as if this acquisition had occurred on January 1, 2011 (in thousands):

	2012	2011
Total revenue	$862,118	$847,502
Net loss	$(78,511)	$(25,869)
Preferred shareholder dividends	$(24,166)	$(18,482)
Net loss attributable to SHR common shareholders	$(89,716)	$(34,310)
Net loss attributable to SHR common shareholders per share:
Basic	$(0.45)	$(0.19)
Diluted	$(0.47)	$(0.19)
Note Receivable
In January 2012, the Company acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10,507,000, of which $1,050,000 was paid as an escrow deposit during the year ended December 31, 2011.

4.	IMPAIRMENT LOSSES AND OTHER CHARGES
Goodwill Impairment Losses
The Company performed its annual impairment test of goodwill and did not record any goodwill impairment losses for the years ended December 31, 2012, 2011, and 2010. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges of the Company’s goodwill subsequent to December 31, 2012. Any such adjustments could be material, but will be non-cash.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Asset and Intangible Asset Impairment Losses
The Company performed an impairment test of the long-lived assets related to a Mexico development site during the fourth quarter of 2012 as a result of a change in the anticipated holding period for this land. The Company determined that the land’s carrying value exceeded the fair value, with fair value determined based on an estimated future discounted cash flow analysis (Level 3 inputs). In the analysis of fair value, the Company considered an external independent valuation, which used a discounted cash flow analysis taking into account the expected cash flows, the anticipated holding period and proceeds from disposing the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flows in the year of disposition and terminal capitalization rates. The analysis assumed a 9% terminal capitalization rate and a 17% discounted cash flow rate over a term of nine years. As a result of this test, the Company reduced the carrying value of the land by $25,089,000 to its fair value. The Company has an obligation related to this Mexican development site (see note 10). As a result of the reduction of the carrying value of the land parcel, the Company reduced its obligation by $10,450,000 and recorded an impairment charge of $14,639,000 in the consolidated statement of operations for the year ended December 31, 2012.
The Company determined that there were no other impairment charges for the year ended December 31, 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s hotel properties subsequent to December 31, 2012. Any adjustment could be material, but will be non-cash.
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
Investments in Unconsolidated Affiliates Impairment Losses
The Company determined that there was no other-than-temporary impairment of investments in unconsolidated affiliates for the years ended December 31, 2012 and 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s investments in unconsolidated affiliates subsequent to December 31, 2012. Any adjustments could be material, but will be non-cash.
During the fourth quarter of 2010, the Company recorded an impairment loss of $40,600,000, due to other-than-temporary declines in value of its interest in the unconsolidated affiliates that owned the Hotel del Coronado and an associated condominium-hotel development adjacent to the Hotel del Coronado (see note 7). The fair value was determined based on estimated future discounted cash flows and other relevant data as to the fair value (Level 3 inputs).
Fair Value of Assets Measured on a Nonrecurring Basis
The following tables present information related to assets that were measured at fair value on a nonrecurring basis.
For the year ended December 31, 2012 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$26,100	$(25,089)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$182,000	$(101,258)
Investment in unconsolidated affiliates	7,787	(40,600)
Other Charges
The Company recorded a charge of approximately $4,204,000 to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012. There were no other charges recorded during the years ended December 31, 2011 and 2010.

5.	DISCONTINUED OPERATIONS
The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of (loss) income from discontinued operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Hotel operating revenues	$—	$9,743	$68,883
Operating costs and expenses	—	9,456	55,252
Depreciation and amortization	—	—	5,980
Total operating costs and expenses	—	9,456	61,232
Operating income	—	287	7,651
Interest expense	—	—	(9,706)
Interest income	—	—	32
Loss on early extinguishment of debt	—	—	(95)
Foreign currency exchange (loss) gain	(535)	51	7,392
Other income, net	—	326	—
Income tax expense	—	(379)	(476)
Gain on sale, net of tax	—	101,287	29,713
(Loss) income from discontinued operations	$(535)	$101,572	$34,511
Assets Sold:
During the three years ended December 31, 2012, the Company sold the following hotels:

Hotel	Location	Date Sold	Net Sales Proceeds
Paris Marriott Champs Elysees (Paris Marriott)	Paris, France	April 6, 2011	$60,003,000
InterContinental Prague	Prague, Czech Republic	December 15, 2010	$3,564,000
Paris Marriott
On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel for consideration of €29,200,000 ($41,567,000). As part of the transaction, the Company received an additional €13,500,000 ($18,901,000) related to the release of the security deposit and other closing adjustments, of which €1,600,000 ($1,991,000) was received in the second quarter of 2012. The Company recorded a gain on sale of the property, net of tax, of $101,267,000 for the year ended December 31, 2011 primarily due to the recognition of an existing deferred gain resulting from a sale-leaseback transaction related to this hotel (see note 9).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

InterContinental Prague
On December 15, 2010, the Company sold the InterContinental Prague hotel for an approximate consideration of €106,090,000 ($141,368,000). The consideration included the assignment of the hotel’s third party debt of €101,600,000 ($135,385,000) and the interest rate swap liability related to the third party indebtedness, estimated to be approximately €4,490,000 ($5,983,000). In addition, as part of the transaction, approximately €2,000,000 ($2,665,000) of restricted cash related to the hotel was released to the Company. The Company recorded a gain of $28,415,000 on the sale of the hotel due to the reversal of a deferred tax liability and the reversal of currency translation and mark to market of interest rate swap balances that were recorded in accumulated OCL, which is included in (loss) income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2010.

6.	VARIABLE INTEREST ENTITY

On September 14, 2012, the Company and its partner, KSL, formed the Essex House Hotel Venture to acquire, own, manage, and operate the JW Marriott Essex House Hotel (see note 3). The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled; however, it is considered a variable interest entity because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture are included in the accompanying consolidated financial statements.

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the year ended December 31, 2012, the Company and KSL provided additional contributions of $1,530,000 and $1,470,000, respectively, to the Essex House Hotel Venture for property improvements and closing costs related to the acquisition of the hotel.

7.	INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of December 31, 2012 and 2011 includes the following (in thousands):

	2012	2011
Fairmont Scottsdale Princess Venture (a)	$25,225	$27,367
Hotel del Coronado Venture (b)	83,320	94,876
RCPM (c)	3,943	3,791
Total investment in unconsolidated affiliates	$112,488	$126,034

(a)
The Company obtained 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) through a recapitalization that closed on June 9, 2011. The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

managing member. The Company also serves as the hotel’s asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the years ended December 31, 2012 and 2011, the Company recognized fees of $662,000 and $215,000, respectively, which are included in other income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage loan that matures on December 2013 with an option for an extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)
The entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture), was formed through a recapitalization transaction that closed on February 4, 2011. An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, obtained a 60% ownership interest in the Hotel del Coronado Venture and is the general partner. SHC KSL Partners, L.P., a consolidated affiliate of the Company, obtained a 40% ownership interest and is the limited partner. The Company owned an 85.8% interest in SHC KSL Partners, L.P., giving it an indirect 34.3% interest in the Hotel del Coronado Venture. The remaining interest in SHC KSL Partners, L.P. was owned by KSL, an unaffiliated third party, which also served as the hotel manager. On December 17, 2012, the Company and Blackstone bought out KSL's equity position in the SHC KSL Partners, L.P., changing the name to SHR del Partners, L.P., increasing the Company's ownership interest to 36.4% and Blackstone's ownership interest to 63.6%. The existing management agreement with KSL was also terminated; however, KSL continues to manage the hotel under a short-term, cancelable management agreement. The Company paid $11,976,000 for its share of the buy-out transaction and management agreement termination and recognized a loss of $8,600,000 in equity in (losses) earnings of consolidated affiliates on the consolidated statement of operations during the fourth quarter of 2012 related to SHR del Partners L.P.'s share of the management agreement termination fee.

The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the years ended December 31, 2012 and 2011, the Company recognized fees of $856,000 and $1,970,000, respectively, which are included in other income, net on the consolidated statements of operations.
The Hotel del Coronado Venture has $425,000,000 of mortgage and mezzanine loans that mature March 2013 with three, one-year extension options, subject to certain conditions. The Hotel del Coronado Venture intends to refinance the loans. After the third year of the loans, the final two one-year extensions require payment to the lender of a 25 basis point extension fee. Interest is payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.0% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.0% LIBOR cap, which was required by the loan.

(c)
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the Four Seasons RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, on the percentage not owned by the Company. These fees amounted to $117,000, $40,000, and $106,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other income, net in the consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011
Assets
Investment in hotel properties, net	$706,359	$719,231
Intangible assets, net	51,862	43,616
Cash and cash equivalents	21,853	35,251
Restricted cash and cash equivalents	24,042	31,844
Prepaid expenses and other assets	24,350	31,297
Total assets	$828,466	$861,239
Liabilities and Partners’ Equity
Mortgage and other debt payable	$558,000	$558,000
Other liabilities	53,031	52,274
Partners’ equity	217,435	250,965
Total liabilities and partners’ equity	$828,466	$861,239

	2012	2011	2010
Revenues
Hotel operating revenue	$217,502	$167,438	$122,099
Residential sales	10,800	3,051	9,149
Other	—	—	4,892
Total revenues	228,302	170,489	136,140
Expenses
Hotel operating expenses	164,001	126,137	85,636
Residential costs of sales	7,081	968	2,425
Depreciation and amortization	34,640	27,314	16,864
Other operating expenses	26,985	6,041	9,912
Total operating expenses	232,707	160,460	114,837
Operating (loss) income	(4,405)	10,029	21,303
Interest expense, net	(31,982)	(30,305)	(18,418)
Gain on extinguishment of debt	—	—	24,500
Other income (expenses), net	159	(1,871)	345
Net loss	$(36,228)	$(22,147)	$27,730
Equity in (losses) earnings of unconsolidated affiliates
Net (loss) income	$(36,228)	$(22,147)	$27,730
Partners’ share of loss (income) of unconsolidated affiliates	21,293	12,046	(15,294)
Adjustments for basis differences, taxes and intercompany eliminations	1,450	886	589
Total equity in (losses) earnings of unconsolidated affiliates	$(13,485)	$(9,215)	$13,025
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in (losses) earnings of the unconsolidated affiliates.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	MANAGEMENT AGREEMENTS
Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.0% to 4.0% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2012, the remaining life on the initial terms (not including renewal options) of these management agreements, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates, range from two to 30 years and average 13 years.
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott. In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments will be calculated and paid to the Essex House Hotel Venture on a monthly basis. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. For the year ended December 31, 2012, the Essex House Hotel Venture earned $1,405,000 related to the performance guarantee, which is recorded in other hotel operating revenue in the consolidated statement of operations.
Asset Management Agreement
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. For the years ended December 31, 2012, 2011 and 2010, the Company earned $400,000, $400,000 and $996,000, respectively, in fees under these agreements, which are included in other income, net in the consolidated statements of operations.

9.	OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $200,000, $217,000, and $207,000 of the deferred gain for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,497,000 and $3,655,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,719,000 (adjusting by an index formula) ($4,907,000 based on the foreign exchange rate as of December 31, 2012) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at December 31, 2012 and 2011 was $2,507,000 and $2,462,000, respectively, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
In June 2004, the Company recorded a sale of the Paris Marriott hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel (see note 5). The results of operations have been classified as discontinued operations in the consolidated statements of operations for all periods presented. Prior to the sale of the leasehold interest, the Company recognized $1,214,000 as amortization of the deferred gain in (loss) income from discontinued operations as a reduction to lease expense for the year ended December 31, 2011. When the sale of the leasehold interest closed, the remaining unamortized deferred gain was recognized as a gain on sale of the Paris Marriott in (loss) income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in (loss) income from discontinued operations, in the Company’s consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.
For the years ended December 31, 2012, 2011 and 2010, the Company recorded rental expense under non-cancelable operating leases related to office space, hotel ground leases, and building leases of $6,489,000, $6,812,000 and $6,493,000, respectively, in the consolidated statements of operations. Rental expense includes percentage rent of $1,209,000, $1,237,000, and $1,205,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2012 are as follows (in thousands):

Years Ending December 31,
2013	$5,608
2014	5,624
2015	5,639
2016	5,655
2017	5,512
Thereafter	66,563
$94,601

10.	INDEBTEDNESS
Mortgages and Other Debt Payable:
Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.
Mortgages and other debt payable at December 31, 2012 and 2011 consisted of the following (in thousands):

	Spread (a)		Balance Outstanding at December 31,
Debt		Current Maturity	2012	2011
Marriott London Grosvenor Square	1.10%	October 2013	$115,468	$113,659
Four Seasons Washington, D.C.(b)	3.15%	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel(b)	3.85%	July 2015	110,000	110,000
JW Marriott Essex House Hotel(b)	4.00%	September 2015	190,000	—
InterContinental Miami(b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	95,167	97,750
Westin St. Francis	Fixed	June 2017	214,186	220,000
Hyatt Regency La Jolla(c)	4.00%/Fixed	December 2017	90,000	97,500
InterContinental Chicago	Fixed	August 2021	145,000	145,000
Total mortgages payable(d)			1,174,821	998,909
Other debt(e)	Fixed	January 2014	1,476	1,476
Total mortgages and other debt payable			$1,176,297	$1,000,385

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.21% at December 31, 2012) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square hotel (£71,070,000 and £73,130,000 at December 31, 2012 and 2011, respectively), the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (b) below). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.52% at December 31, 2012) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c)
In August 2012, the Company amended the mortgage loan agreement and extended the maturity date from September 1, 2012 to November 1, 2012. Prior to the extended term, interest was paid monthly at LIBOR plus 1.00%. During the extended term, interest was paid monthly at a fixed rate of 5.60%. On November 1, 2012, the Company entered into a new mortgage loan that was reduced to $90,000,000. Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $18,000,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(d)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2012.

(e)
The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the consolidated balance sheet as of December 31, 2012.

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
The table below presents the effect of the Exchangeable Notes on the Company’s consolidated statement of operations for the year ended December 31, 2010 (in thousands):

2010
Statement of Operations:
Coupon interest	$2,783
Discount amortization	1,865
Total interest	$4,648
Effective interest rate	6.25%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding’s ability to pay any dividends unless certain ratios and other conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.
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
The agreement contains certain other terms and conditions including provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.
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
The interest rate at December 31, 2012 was 3.21% and the weighted average interest rate for the year ended December 31, 2012 was 3.32%. At December 31, 2012, maximum availability under the bank credit facility was $300,000,000 and there was $146,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $18,520,000 (see note 17). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2012.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of December 31, 2012 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years Ending December 31,
2013	$126,334
2014	15,348
2015	162,246
2016	150,661
2017	549,516
Thereafter	318,192
Total	$1,322,297
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2012, 2011 and 2010 of $1,534,000, $1,083,000, and $658,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $3,993,000, $3,721,000, and $6,705,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

11.	EQUITY AND DISTRIBUTION ACTIVITY
Common Shares:
The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2010 (excluding 853,461 units, 853,461 units, and 954,571 units of SH Funding (OP Units) outstanding at December 31, 2012, 2011, and 2010, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at January 1, 2010	75,253
RSUs redeemed for shares of SHR common stock	152
Common stock issued	75,900
Outstanding at December 31, 2010	151,305
RSUs redeemed for shares of SHR common stock	222
OP Units redeemed for shares of SHR common stock	101
Common stock issued	33,999
Outstanding at December 31, 2011	185,627
RSUs redeemed for shares of SHR common stock	282
Common stock issued	18,400
Outstanding at December 31, 2012	204,309

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
On May 19, 2010, SHR completed a public offering of common stock by issuing 75,900,000 shares at a public offering price of $4.60 per share. After underwriting discounts and commissions and transaction expenses, SHR raised net proceeds of approximately $331,832,000. These proceeds were used to fund the cash tender offer of the Exchangeable Notes (see note 10) and repay existing indebtedness under the Company’s previous $350,000,000 bank credit facility, as amended.
As of December 31, 2012, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Stockholder Rights Plan
In November 2008, SHR’s board of directors adopted a stockholder rights plan. Under the plan, SHR declared a dividend of one preferred share purchase right (Right) for each outstanding share of SHR common stock. The dividend was payable on November 28, 2008 to the stockholders of record as of the close of business on November 28, 2008. Each Right will allow its holder to purchase from SHR one one thousandth of a share of a new series of SHR participating preferred stock for $20.00, once the Rights become exercisable. The Rights will become exercisable and will separate from SHR’s common stock only upon the occurrence of certain events. On November 24, 2009, the Company entered into an amendment to extend the stockholder rights plan through November 30, 2012. On November 12, 2012, the Company entered into an amendment to extend the stockholder rights plan through November 30, 2013, unless the rights issued are earlier redeemed or amended by SHR's board of directors.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock Tender Offers
In December 2011, SHR purchased a portion of its outstanding preferred stock. The results of the tender offers are as follows:

	Number of Shares Validly Tendered and Accepted for Purchase	Purchase Price (Per Share)
Series A Preferred Stock	340,609	$26.70
Series B Preferred Stock	984,625	$26.50
Series C Preferred Stock	1,922,273	$26.50
SHR paid the holders approximately $86,127,000 in cash, which was without interest or accrued and unpaid dividends.
Distributions
Distributions are declared quarterly to holders of shares of SHR preferred stock. In February 2009, SHR’s board of directors elected to suspend the quarterly dividend beginning with the first quarter of 2009 to holders of shares of SHR's Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Dividends on the preferred stock are cumulative.
In connection with the preferred stock tender offers in the fourth quarter of 2011, SHR’s board of directors authorized, and SHR declared, the payment of accrued and unpaid dividends on its stock through September 30, 2011, and dividends for the quarter ended December 31, 2011 (collectively, the Unpaid Dividends). The Unpaid Dividends were paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012. In February 2012 and May 2012, SHR's board of directors authorized, and SHR declared, the payment of preferred dividends for the quarter ended March 31, 2012 and the quarter ended June 30, 2012, respectively. These dividends were also paid on June 29, 2012 to holders of record as of the close of business on June 15, 2012.
On June 29, 2012, SHR paid dividends on its preferred stock as follows:

	Distribution (in thousands)	Per Share
Series A Preferred Stock	$30,852	$7.44
Series B Preferred Stock	$26,099	$7.22
Series C Preferred Stock	$27,631	$7.22
SHR's board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the third and fourth quarters of 2012, respectively, with distributions paid on October 1, 2012 and December 31, 2012, respectively, to holders of record as of the close of business on September 14, 2012 and December 14, 2012, respectively.
Noncontrolling Interests:
On December 17, 2012, the Company increased its ownership interest in SHR del Partners, L.P., a consolidated affiliate that has a 40.0% ownership interest in the Hotel del Coronado, from 85.8% to 90.9% (see note 7).
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

	2012	2011	2010
Net loss attributable to SHR	$(55,306)	$(5,206)	$(231,051)
Acquisition of additional ownership interests in consolidated affiliates	(1,079)	(63,723)	—
Change from net loss attributable to SHR and transfers from noncontrolling interests	$(56,385)	$(68,929)	$(231,051)

12.	DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense, loss on early extinguishment of debt, or (loss) income from discontinued operations, as appropriate. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses in the consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of December 31, 2012. The Company reclassified its derivative financial instruments from Level 3 to Level 2 as unobservable inputs to the valuation model became insignificant during the year ended December 31, 2012. As of December 31, 2012, all derivative liabilities are categorized as Level 2. As of December 31, 2011, all derivative liabilities were categorized as Level 3.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $18,511,000 will be reclassified as an increase to interest expense.
As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£71,070
At December 31, 2012 and 2011, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at December 31, 2012 and 2011, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £71,070,000 and £73,130,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
Termination and De-designation of Cash Flow Hedges
In 2011, the Company terminated eight interest rates swaps and recorded a charge of $27,257,000, which is included in loss on early termination of derivative financial instruments in the consolidated statement of operations for the year ended December 31, 2011. In addition, the Company de-designated one interest rate swap as a cash flow hedge and recorded a charge of $1,985,000, which is included in loss on early termination of derivative financial instruments in the consolidated statement of operations for the year ended December 31, 2011.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	4	$502,000
At December 31, 2012 and 2011, the aggregate notional amount of the Company's domestic interest rates swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. These interest swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At December 31, 2012 and 2011, the aggregate notional amount of the Company’s interest rate caps was $502,000,000 and $324,750,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.50% to 4.00% and maturity dates ranging from July 2013 to November 2015.
During the fourth quarter of 2012, the Company purchased an interest rate cap with a LIBOR strike price of 2.50%. The interest rate cap, with a notional amount of $72,000,000, covers the variable-rate portion of the mortgage loan secured by the Hyatt Regency La Jolla hotel. During the third quarter of 2012, the Company purchased interest rate caps with LIBOR strike rates of 4.00% and 3.00%, respectively. The interest rates caps, with notional amounts of $110,000,000 and $190,000,000, respectively, cover the mortgage loans secured by the Loews Santa Monica Beach Hotel and the JW Marriott Essex House Hotel, respectively. During the third quarter of 2011, the Company purchased an interest rate cap with a LIBOR strike price of 4.00%. The interest rate cap, with a notional amount of $130,000,000, covers the mortgage loan secured by the Four Seasons Washington, D.C. hotel.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

		Fair Value as of December 31,
	Balance Sheet Location	2012	2011
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(33,929)	$(42,527)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(17,157)	$(23,867)
Interest rate caps	Prepaid expenses and other assets	$113	$—
The following table reflects transfers out of Level 3 for all derivative financial instruments categorized as Level 3 as of January 1, 2012 (in thousands):

	Beginning Balance	Transfers Out of Level 3	Ending Balance
Interest rate swaps	$(66,394)	$66,394	$—

The Company does not have any fair value measurements of derivative financial instruments using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of December 31, 2012. The following table reflects changes in interest rate swap liabilities categorized as Level 2 for the year ended December 31, 2012 (in thousands):

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	15,308
Balance as of December 31, 2012	$(51,086)
The Company did not have any fair value measurements of derivative financial instruments using inputs based on quoted prices in active markets (Level 1 or Level 2) as of December 31, 2011. The following table reflects changes in interest rate swap liabilities categorized as Level 3 for the year ended December 31, 2011 (in thousands):

Balance as of January 1, 2011	$(98,330)
Interest rate swap terminations(a)	33,311
Mark to market adjustments	(1,375)
Balance as of December 31, 2011	$(66,394)

(a)
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(9,381)	$(16,252)	$(83,300)
Effective portion of loss reclassified into interest expense—continuing operations	$(21,668)	$(30,509)	$(40,784)
Effective portion of loss reclassified into interest expense—discontinued operations	$—	$—	$(13,108)
Effective portion of loss reclassified to loss on early termination of derivative financial instruments	$—	$(27,440)	$(15,542)
Ineffective portion of gain (loss) recognized in interest expense—continuing operations	$2,377	$(6,226)	$(1,267)
Ineffective portion of loss recognized in interest expense—discontinued operations	$—	$—	$(1,367)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$—	$(1,802)	$(2,721)

	2012	2011	2010
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(2,826)	$(9,282)	$(3,936)
Interest rate caps:
Loss recognized in other income, net	$(165)	$(70)	$(162)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of December 31, 2012, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $53,886,000. As of December 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under the agreements at their termination value of $53,886,000. The Company has not breached any of the provisions as of December 31, 2012.

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
The Plan is administered by a Compensation Committee (the Committee) appointed by the board of directors. The Committee consists of three or more members of the board of directors. The Committee has the authority and sole discretion to determine the type, extent, and terms (including vesting) of Awards granted, as well as those eligible to receive Awards. Options granted have an exercise price determined by the Committee but cannot be less than 100% of the fair market value of the shares on the grant date. The term of the Options is determined by the Committee but is generally ten years from the date of grant.
Upon mutual agreement between the Company and Laurence S. Geller on November 2, 2012, Mr. Geller resigned from his position as president and chief executive officer of the Company and as a member of the Company's board of directors, effective as of such date. In connection with Mr. Geller's separation, the Company and Mr. Geller entered into a separation agreement, dated November 2, 2012, pursuant to which, among other things (i) 210,396 performance-based RSUs granted pursuant to the Amended and Restated Plan and held by Mr. Geller shall remain eligible for settlement based on SHR's performance through December 31, 2014 and (ii) the vesting of 250,001 RSUs granted pursuant to the Amended and Restated Plan and held by Mr. Geller were accelerated.
The Company recorded compensation expense of $6,349,000, $3,463,000, and $1,957,000 under the Amended and Restated Plan (net of estimated forfeitures) for the years ended December 31, 2012, 2011 and 2010, respectively.
Options
The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. There was no unrecognized compensation expense related to Options as of December 31, 2012. The Options outstanding at December 31, 2012 will expire in September 2016.
Information regarding Options is summarized in the following table:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	669,797	$20.40	669,797	$20.40	885,026	$19.22
Forfeited	—	—	—	—	(215,229)	15.54
Options outstanding at the end of the year	669,797	$20.40	669,797	$20.40	669,797	$20.40
Options exercisable at the end of the year	669,797	$20.40	669,797	$20.40	669,797	$20.40

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs
SHR has issued RSUs to certain employees, officers and directors under the Amended and Restated Plan. RSUs represent awards of shares of SHR’s common stock that generally vest over three years or as otherwise approved by the Committee, provided the participant continues as an employee, director or continues to provide services to the Company. Unvested RSUs will be forfeited upon termination, unless as may otherwise be set forth in a written agreement. RSUs are essentially the same as restricted stock except that, instead of actual shares, RSUs represent a promise to distribute shares at some future date. Participants holding RSUs will have no voting rights until such time as the underlying shares are issued.
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2012 was $3,033,000 and is expected to be recognized over a weighted average period of 1.45 years.
Information regarding RSUs is summarized in the following table:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	1,666,977	$5.22	1,377,434	$3.98	830,777	$3.83
Granted	707,508	6.06	628,512	6.38	867,041	3.26
Issued to common shares	(259,887)	3.56	(209,238)	2.46	(148,135)	1.87
Forfeited	(162,594)	3.97	(129,731)	4.19	(172,249)	2.04
RSUs outstanding at the end of the year(a)	1,952,004	$5.85	1,666,977	$5.22	1,377,434	$3.98

(a)	Includes RSUs of 1,088,602, 524,115, and 339,530 at December 31, 2012, 2011 and 2010, respectively, that have vested but have not yet been issued to common shares.
Performance-Based RSUs
In 2011, a portion of the cash bonuses earned by certain executives in 2010 was deferred, and the method of payment was modified to performance-based RSUs in lieu of cash. SHR granted 169,064 performance-based RSUs to these executives that will vest upon the later to occur of (i) the Company's achievement of positive funds from operations for a fiscal year and (ii) SHR's commencement of payment of the preferred stock dividend on a current basis. These performance-based RSUs vested with the payment of the preferred stock dividend on June 29, 2012. In 2012, SHR granted certain employees a target grant of 797,318 performance shares under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 1,275,709 performance shares), based on the relative total shareholder return of shares of SHR common stock, as defined in the agreement, over the period from January 2, 2012 through December 31, 2014.
The Company measures compensation expense for performance-based RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2012 was $2,816,000 and is expected to be recognized over weighted average period of 2.47 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding performance-based RSUs is summarized in the following table:

	2012		2011		2010
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	169,064	$6.34	18,516	$19.28	31,565	$20.35
Granted	797,318	6.47	169,064	6.34	2,751	12.88
Issued to common shares	(21,624)	6.34	(12,691)	20.40	(3,752)	20.20
Forfeited	(29,709)	6.52	(5,825)	20.40	(12,048)	20.37
Outstanding at the end of the year(b)	915,049	$6.45	169,064	$6.34	18,516	$19.28

(b)	Includes performance-based RSUs of 137,520, 0, and 18,516 at December 31, 2012, 2011 and 2010, respectively, that have vested but have not yet been issued to common shares.
SARs
The Amended and Restated Plan allows the Committee to grant SARs. As of December 31, 2012, no SARs have been issued under the Amended and Restated Plan.
Value Creation Plan:
On August 27, 2009, the Company adopted the Value Creation Plan to further align the interests and efforts of key employees to the interests of SHR’s stockholders in creating stockholder value and providing key employees an added incentive to work towards the Company’s growth and success. The Value Creation Plan provided for the payment of up to 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on a common stock price of $20.00 per share) to be provided to participants in the Value Creation Plan in 2012 if the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 was at least $4.00 (Normal Distribution Amount). A total of one million units were issued under SHR’s Value Creation Plan (VCP Units) (representing the opportunity to earn an amount equal to 2.5% of SHR’s market capitalization) to key employees. Payments upon a unit of distribution could be made in cash, in shares of SHR’s common stock (subject to approval by SHR's stockholders), in some combination thereof or in any other manner approved by the committee of the board administering the Value Creation Plan. On February 21, 2012, SHR adopted an amendment to the Value Creation Plan (the VCP Amendment). Pursuant to the terms of the VCP Amendment, no more than 174,828,353 shares of SHR’s common stock will be included in the calculation of SHR’s market capitalization as set forth in the Value Creation Plan.
Deferral Program:
On June 29, 2011, SHR and its former president and chief executive officer, Mr. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount payable pursuant to the Value Creation Plan and to have such Normal Distribution Amount instead be converted into Deferral Program Stock Units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit will be converted on a one-for-one basis into a share of SHR common stock on June 3, 2013 or, if earlier, upon a change of control of SHR.
Prior to the Deferral Program, the Company accounted for the entire Value Creation Plan as a liability award because of its cash settlement feature and recorded the liability in accounts payable and accrued expenses. At the deferral election date, the Company bifurcated the Value Creation Plan and began accounting for the portion of the award payable in Deferral Program Stock Units as an equity award and continued accounting for the portion of the award payable in cash as a liability award. For the equity award, the Company established a fair value of $13,050,000 and reclassified $8,894,000 from accounts payable and accrued expenses to additional paid-in capital, which represented amounts previously recognized as compensation expense. The remaining balance was recognized as compensation expense over the remaining derived service period. The fair value of the liability award is re-measured at the end of each reporting period, and the Company makes adjustments to the compensation expense and liability to reflect the fair value.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There was no unrecognized compensation expense related to the Value Creation Plan as of December 31, 2012. The fair value of the liability component of the award at December 31, 2012 and 2011 was $948,000 and $19,941,000, respectively. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the years ended December 31, 2012, 2011 and 2010 was $1,407,000 $18,607,000, and $12,614,000, respectively. In April 2012, the Company made an initial payment of $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding will settle in accordance with the terms of the Deferral Program.

14.	DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $422,000, $390,000, and $364,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

15.	INCOME TAXES
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
For the years ended December 31, 2012, 2011 and 2010, income tax expense from continuing operations is summarized as follows (in thousands):

	2012	2011	2010
Current tax (expense):
Europe	$(787)	$(521)	$(2)
Mexico	—	(1)	(1,298)
United States	(441)	(1,241)	(210)
	(1,228)	(1,763)	(1,510)
Deferred tax (expense) benefit:
Mexico	(211)	(313)	317
United States	428	1,106	(215)
	217	793	102
Total income tax expense	$(1,011)	$(970)	$(1,408)
Deferred income taxes consist of the following as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Advanced deposits—Mexico	$1,219	$1,159
Net operating loss carryforwards and other timing differences(a)	14,650	16,714
Other	982	1,009
Gross deferred tax assets	16,851	18,882
Valuation allowance(b)	(14,648)	(16,652)
Deferred tax asset after valuation allowance	$2,203	$2,230
Gross deferred tax liability—book property basis in excess of tax basis(c)	$(47,275)	$(47,623)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from eight years to indefinitely depending on the rules of the related tax jurisdictions.

(b)
The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance decreased by $(2,004,000), $(349,000), and $(15,328,000) during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the equity offering the Company completed during the second quarter of 2010 resulted in an ownership change under Section 382 of the Tax Code. As a result, approximately $34,962,000 of net operating loss carryforwards and other temporary differences were eliminated in accordance with the provisions of Section 382. Prior to the equity offering, the Company provided a full valuation reserve against the net operating loss carryforwards that were impacted by the ownership change due to uncertainty of realization.

(c)	The Company acquired an existing deferred tax liability as a result of the Hotel del Coronado Venture Transaction in February 2011.
Characterization of Cash Distributions
For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. There were no distributions paid on common shares during the years ended December 31, 2012, 2011 and 2010. There were no distributions paid on preferred shares during the years ended December 31, 2011 and 2010. The following characterizes distributions paid per preferred share for the year ended December 31, 2012:

	2012
	$	%
Preferred shares (Series A):
Return of capital	$8.50	100%

Preferred shares (Series B):
Return of capital	$8.25	100%

Preferred shares (Series C):
Return of capital	$8.25	100%

16.	RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s former president and chief executive officer, previously served as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012, 2011 and 2010 was $180,000, $175,100 and $170,000, respectively. Mr. Warning received cash bonuses in 2012, 2011 and 2010 of $86,000, $107,500 and $49,200, respectively. Mr. Warning received grants of RSUs of 4,698, 13,809 and 17,000 in 2012, 2011 and 2010, respectively, and a grant of an award of 9,538 performance shares in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan. In December 2012, the Company entered into a severance agreement with Mr. Warning and recorded $256,000 in corporate expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012. Under the severance agreement, all unvested RSUs and performance shares were forfeited.

17.	COMMITMENTS AND CONTINGENCIES
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
Letters of Credit:
As of December 31, 2012, the Company provided a $250,000 letter of credit related to its office space lease, a $1,600,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $16,670,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel. Subsequent to December 31, 2012, the letter of credit related to the office space lease decreased to $150,000 and the letter of credit related to the parking garage at the Four Seasons Washington, D.C. hotel decreased to $1,391,000.
Construction Contracts:
The Company has executed various contracts related to construction activities. As of December 31, 2012, the Company’s obligations under these contracts amounted to approximately $6,374,000. The construction activities are expected to be completed in 2013.
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of December 31, 2012, the Essex House Hotel Venture's obligation under this agreement is approximately $14,844,000. The improvements are to be completed by December 2014.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2012 and 2011, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At December 31, 2012, the Company estimated the fair value of mortgage and other debt payable and the bank credit facility to be approximately $1,346,000,000.
At December 31, 2011, the fair value of the fixed-rate mortgage and other debt approximated the carrying value of $464,226,000. In addition, the fair value of new or recently refinanced variable-rate debt, which included the Company’s bank credit facility and mortgage loans secured by the Four Seasons Washington, D.C. hotel, the Loews Santa Monica Beach Hotel, and the InterContinental Miami hotel approximated the carrying value of $375,000,000 at December 31, 2011.
To calculate the estimated fair value of the remaining variable-rate mortgage debt as of December 31, 2011, the Company estimated that the current market spread over the applicable index (LIBOR or GBP LIBOR) would be in the range of 350 to 450 basis points as compared to the current contractual spread as disclosed (see note 10). Using these estimated market spreads, the Company estimated the fair value of the remaining variable-rate mortgage debt to be approximately $6,000,000 to $9,000,000 lower than the total carrying value of $211,159,000. For every 100 basis point change in the assumed market spread, the corresponding change in the fair value of the total variable-rate debt would be approximately $3,000,000.
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
Interest rate swap and cap agreements have been recorded at their estimated fair values.

19.	GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of December 31, 2012, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenues:
United States	$732,188	$688,111	$607,908
Mexico	33,099	33,792	38,928
Europe	43,030	41,935	39,457
Total	$808,317	$763,838	$686,293

	December 31,
	2012	2011
Long-lived Assets:
United States	$1,802,770	$1,496,513
Mexico	144,392	169,729
Europe	94,388	97,183
Total	$2,041,550	$1,763,425

20.	QUARTERLY OPERATING RESULTS (UNAUDITED)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2012 and 2011 are as follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.
It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2012
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$178,279	$201,401	$204,565	$224,072
Loss from continuing operations attributable to SHR common shareholders	$(31,516)	$(2,463)	$(8,557)	$(36,401)
Loss from discontinued operations attributable to SHR	—	(535)	—	—
Net loss attributable to SHR common shareholders	$(31,516)	$(2,998)	$(8,557)	$(36,401)
Earnings per weighted average common share outstanding—Basic
Loss from continuing operations attributable to SHR common shareholders per share	$(0.17)	$(0.01)	$(0.04)	$(0.18)
Loss from discontinued operations attributable to SHR per share	—	—	—	—
Net loss attributable to SHR common shareholders per share	$(0.17)	$(0.01)	$(0.04)	$(0.18)
Weighted average common shares outstanding—Basic	186,430	202,021	206,523	206,836
Earnings per weighted average common share outstanding—Diluted
Loss from continuing operations attributable to SHR common shareholders per share	$(0.17)	$(0.01)	$(0.05)	$(0.18)
Loss from discontinued operations attributable to SHR per share	—	—	—	—
Net loss attributable to SHR common shareholders per share	$(0.17)	$(0.01)	$(0.05)	$(0.18)
Weighted average common shares outstanding—Diluted	186,430	202,021	218,182	206,836

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2011
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$175,540	$204,478	$189,906	$193,914
Loss from continuing operations attributable to SHR common shareholders	$(35,568)	$(61,031)	$(11,921)	$(16,273)
Income from discontinued operations attributable to SHR	161	100,569	19	356
Net (loss) income attributable to SHR common shareholders(a)	$(35,407)	$39,538	$(11,902)	$(15,917)
Earnings per weighted average common share outstanding—Basic
Loss from continuing operations attributable to SHR common shareholders per share	$(0.23)	$(0.35)	$(0.06)	$(0.09)
Income from discontinued operations attributable to SHR per share	—	0.57	—	—
Net (loss) income attributable to SHR common shareholders per share	$(0.23)	$0.22	$(0.06)	$(0.09)
Weighted average common shares outstanding—Basic	157,333	176,141	186,146	186,151
Earnings per weighted average common share outstanding—Diluted
Loss from continuing operations attributable to SHR common shareholders per share	(0.23)	(0.35)	(0.06)	(0.09)
Income from discontinued operations attributable to SHR per share	—	0.57	—	—
Net (loss) income attributable to SHR common shareholders per share	(0.23)	0.22	(0.06)	(0.09)
Weighted average common shares outstanding—Diluted	157,333	176,141	186,146	186,151
(a) The net loss attributable to SHR common shareholders in the fourth quarter of 2011 reflects the impact of the preferred stock tender offers (see notes 2 and 11).
The Marriott domestic hotels report their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire Resort, for all years presented, the first three quarters consist of 12 weeks each and the fourth quarter consists of 16 weeks.

21.	SUBSEQUENT EVENT
In February 2013, the Company amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(In Thousands)

			Initial Costs				Gross Amount at December 31, 2012
Description	Location	Debt	Land	Building & Improvements	Subsequent Costs Capitalized		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$6,921		$—	$54,169	$54,169	$(25,542)	1975	9/1997	39
Loews Santa Monica Beach Hotel	Santa Monica, CA	110,000	5,833	91,717	1,020		5,833	92,737	98,570	(38,359)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	90,000	13,093	66,260	—		13,093	66,260	79,353	(22,939)	1989	7/1999	39
Four Seasons Punta Mita	Punta Mita, Mexico	—	4,359	44,950	25,702		7,360	67,651	75,011	(17,211)	1999	2/2001	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	—	20,100	79,400	3,088		20,100	82,488	102,588	(20,104)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	145,000	20,259	139,204	3,328		20,252	142,539	162,791	(30,107)	1929	4/2005	39
InterContinental Miami	Miami, FL	85,000	41,891	69,296	18,375		41,877	87,685	129,562	(21,271)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	95,167	17,347	129,153	25,911		17,347	155,064	172,411	(47,688)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	130,000	44,900	75,600	21,997		44,900	97,597	142,497	(30,801)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	214,186	61,400	287,800	2,641		61,400	290,441	351,841	(50,903)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,532		76,700	177,832	254,532	(33,368)	1984	7/2006	39
Marriott London Grosvenor Square	London, England	115,468	—	85,468	(12,430	)(1)	—	73,038	73,038	(13,578)	1962	8/2006	39
Four Seasons Jackson Hole	Teton Village, WY	—	19,669	33,894	—		19,669	33,894	53,563	(1,632)	2003	3/2011	39
Four Seasons Silicon Valley	East Palo Alto, CA	—	5,518	27,669	—		5,518	27,669	33,187	(1,335)	2006	3/2011	39
JW Marriott Essex House	New York, NY	190,000	230,951	88,470	—		230,951	88,470	319,421	(659)	1931	9/2012	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	—		51,900	—	51,900	—	—	3/2006	—
H Five Lot B (Land held for development)	Punta Mita, Mexico	—	46,921	—	(20,821)		26,100	—	26,100	—	—	10/2007	—
Totals		$1,174,821	$660,841	$1,442,429	$77,264		$643,000	$1,537,534	$2,180,534	$(355,497)

(1)	Includes currency translation adjustment of $(12,430) for the Marriott London Grosvenor Square hotel.

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(In Thousands)
Notes:
(A) The change in total cost of properties for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, beginning of period	$1,869,903	$1,978,506	$2,205,239
Additions:
Acquisition of properties	319,421	86,750	—
Improvements	13,129	2,695	2,744
Currency translation adjustment	3,170	—	—
Deductions:
Dispositions and recapitalization	—	(197,796)	(116,892)
Currency translation adjustment	—	(252)	(2,540)
Impairment	(25,089)	—	(110,045)
Balance, end of period	$2,180,534	$1,869,903	$1,978,506
(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance, beginning of period	$304,779	$285,039	$250,787
Depreciation and amortization	50,172	48,918	60,114
Dispositions and recapitalization	—	(29,079)	(9,469)
Currency translation adjustment	546	(99)	(215)
Impairment	—	—	(16,178)
Balance, end of period	$355,497	$304,779	$285,039
(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,480,126 at December 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of December 31, 2012, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on such criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 28, 2013

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Items 401, 405, 406, and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.    EXECUTIVE COMPENSATION
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
The following financial statement schedule is included herein at pages 103 and 104.
Schedule III – Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 111 through 118 of this report, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2013	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 28, 2013	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Director and Chairman of the Board (principal executive officer)

	By:	/S/ DIANE M. MOREFIELD
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/S/ STEPHEN M. BRIGGS
Stephen M. Briggs Senior Vice President, Chief Accounting Officer (principal accounting officer)

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ KENNETH FISHER
Kenneth Fisher Director

	By:	/S/ JAMES A. JEFFS
James A. Jeffs Director

	By:	/S/ RICHARD D. KINCAID
Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Director

	By:	/S/ EUGENE F. REILLY
Eugene F. Reilly Director

	By:	/S/ SHELI Z. ROSENBERG
Sheli Z. Rosenberg Director

Exhibit Index

Exhibit No.	Description of Exhibit

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

3.1.k
Articles Supplementary relating to the Company's Series D Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 13, 2012 and incorporated herein by reference).

3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

4.1
Form of Certificate of Common Stock, par value $0.01 per share, of the Company (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3 (File No. 333-133353) filed with the SEC on April 18, 2006 and incorporated herein by reference).

4.2
Rights Agreement, dated as of November 14, 2008, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 19, 2008 and incorporated herein by reference).

4.3
Amendment No. 1 to the Rights Agreement, dated as of November 24, 2009, by and between Strategic Hotels & Resorts, Inc. and Mellon Investor Services LLC, amending the Rights Agreement, dated as of November 14, 2008 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 25, 2009 and incorporated herein by reference).

4.4
Amendment No. 2 to the Rights Agreement, dated as of November 12, 2012, by and between Strategic Hotels & Resorts, Inc. and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), amending the Rights Agreement, dated as of November 14, 2008, as amended on November 24, 2009 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 13, 2012 and incorporated herein by reference).

10.1
Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.1 to the Company's Amendment No. 4 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 18, 2004 and incorporated herein by reference).

10.2
First Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 15, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 18, 2005 and incorporated herein by reference).

10.3
Third Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of January 31, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 2, 2006 and incorporated herein by reference).

10.4
Fourth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of May 17, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 18, 2006 and incorporated herein by reference).

10.5
Fifth Amendment to the Limited Liability Company Agreement of Strategic Hotel Funding, L.L.C., dated as of March 1, 2007 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 7, 2007 and incorporated herein by reference).

10.6
Structuring and Contribution Agreement, dated as of February 13, 2004, by and among Strategic Hotel Funding, LLC, Strategic Hotel Capital, LLC and the other parties thereto (filed as Exhibit 10.2 to the Company's Amendment No. 1 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on April 9, 2004 and incorporated herein by reference).

10.7
Registration Rights Agreement, dated as of June 29, 2004, by and between Strategic Hotel Capital, Inc. and Rockmark Corporation (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.8
Registration Rights Agreement, dated as of June 29, 2004, by and among Strategic Hotel Capital, Inc., WHSHC, LLC, W9/WHSHC, LLC I, The Prudential Insurance Company of America, PIC Realty Corporation and Strategic Value Investors LLC (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.9
Stock Transfer Restriction and Registration Rights Agreement, dated as of March 11, 2011, by and among the Company, WJH Holdings Inc. and WPA Hotel Holdings Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 16, 2011 and incorporated herein by reference).

10.10
Registration Rights Agreement, dated as of September 14, 2012, by and among the Company, Monroe EH Holdings Trust, Monroe EH TRS, LLC and Monroe EH Condo Investment, LLC. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

+	10.11
Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 24, 2011 and incorporated herein by reference).

+	10.12
Amendment No. 1 to the Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.13
Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company's Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

+	10.14
Form of Stock Unit Award Agreement for directors (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+	10.15
Form of Stock Unit Award Agreement for employees (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 7, 2005 and incorporated herein by reference).

+	10.16
Strategic Hotels & Resorts, Inc. Severance Program (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 4, 2010 and incorporated herein by reference).

+	10.17	Summary of Director Compensation (included in the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 21, 2010 and incorporated herein by reference).

+	10.18
Employment Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+	10.19
Stock Option Agreement dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006, and incorporated herein by reference).

+	10.20
Stock Unit Award Agreement, dated as of September 7, 2006, by and between Laurence S. Geller and the Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+	10.21
Form of stock unit award agreement for earned Performance Shares (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2006 and incorporated herein by reference).

+	10.22
Amendment No. 1 to Employment Agreement, dated December 17, 2008, between Strategic Hotels & Resorts, Inc. and Laurence S. Geller (filed as Exhibit 10.117 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on March 2, 2009 and incorporated herein by reference).

+	10.23
Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.24
Amendment No. 1 to Employment Agreement, entered into as of September 27, 2012, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 28, 2012 and incorporated herein by reference).

+	10.25
Separation Agreement, dated as of November 2, 2012, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 5, 2012 and incorporated herein by reference).

+	10.26
Offer Letter, dated as of March 9, 2010, by and between Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company's Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+	10.27
Employment Agreement, dated as of November 19, 2012, by and between Raymond L. Gellein, Jr. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-32223), filed with the SEC on November 20, 2012 and incorporated herein by reference).

+	10.28
Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 18, 2008 and incorporated herein by reference).

+	10.29
Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.30
Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.31
Form of Amendment One to Strategic Hotels & Resorts, Inc. Value Creation Plan and Strategic Hotels & Resorts, Inc. Unit Agreement Under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 25, 2011 and incorporated herein by reference).

+	10.32
Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 6, 2011 and incorporated herein by reference).

+	10.33
Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for Laurence S. Geller (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.34
Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for executives other than Laurence S. Geller (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.35
Amendment to Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 7, 2012 and incorporated herein by reference).

+	10.36
Stock Unit Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for Laurence S. Geller (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.37
Form of Stock Unit Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for executives other than Laurence S. Geller (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.38
Form of 2012 Performance Share Award Deferral Election (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

10.39
Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay's Bank PLC and Barclay's Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.40
Limited Liability Company Agreement of FMT Scottsdale Holdings, LLC, dated as of June 9, 2011, made by and between Walton Scottsdale Investors VI, LLC and SHR Scottsdale Investor, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.41
Purchase and Sale Agreement by and among SHR Scottsdale, L.L.C., DTRS Scottsdale, L.L.C., SHR Scottsdale Z, L.L.C., FMT Scottsdale Owner, LLC and Walton/SHR FPH, LLC, dated June 9, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.42
Restructuring Agreement by and among SHR Scottsdale, L.L.C., Strategic Hotel Funding, L.L.C., DTRS Scottsdale, L.L.C. and Bank of America, National Association, Successor by Merger to LaSalle Bank National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, dated June 9, 2011 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

*	10.43
First Amendment to Restructuring Agreement, entered into effective as of December 17, 2012, by and among U.S. Bank National Association, as Trustee, as successor in interest to Bank of America, National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, FMT Scottsdale Owner, LLC, Walton/SHR FPH, LLC and certain guarantor parties thereto.

	10.44
Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

	10.45
Letter Agreement, dated August 20, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 24, 2012 and incorporated herein by reference).

	10.46
Mortgage Loan Application, dated September 12, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 17, 2012 and incorporated herein by reference).

*	10.47
Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company.

*	10.48	Floating Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company.

*	10.49	Fixed Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company.

	10.50
Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

	10.51
Promissory Note, dated May 5, 2010, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.52
Promissory Note, dated May 5, 2010, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.53
Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.54
Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated May 5, 2010, by SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. to Fidelity National Title Insurance Company for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.55
Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.56
Subordinate Mortgage, Security Agreement and Fixture Filing, dated May 5, 2010, by SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC to Metropolitan Life Insurance Company (filed as Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

	10.57
Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.58
Guaranty, dated May 5, 2010, by Strategic Hotel Funding, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.59
Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.60
Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.61
Purchase and Sale Agreement, dated February 24, 2011, by and among FS Jackson Hole Development Company LLC, East Palo Alto Hotel Development LLC, TWCL US, Inc., SHR Jackson Hole, LLC, SHR Palo Alto, LLC, Strategic Hotel Funding, L.L.C. and the Company (filed as Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 5, 2011 and incorporated herein by reference).

10.62
Loan Agreement, dated as of July 28, 2011, by and among SHC Michigan Avenue, LLC, New DTRS Michigan Avenue, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.63
Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.64
Amended and Restated Loan and Security Agreement, dated as of July 20, 2011, by and among SHC Washington, L.L.C., Deutsche Bank Trust Company Americas, the lenders from time to time party thereto and Deutsche Bank Securities Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.65
Amended, Restated and Consolidated Note, dated as of July 20, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.66
Loan Agreement, dated as of July 14, 2011, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C., the lenders signatories thereto, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.67
Secured Promissory Note, dated as of July 14, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.68
Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.69
Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.70
Credit Agreement, dated as of June 30, 2011, among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 7, 2011 and incorporated herein by reference).

10.71
Purchase and Sale Agreement, dated August 13, 2012, between DIG EH Hotel LLC and SHR Essex House LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 17, 2012 and incorporated herein by reference).

10.72
First Amendment to Purchase and Sale Agreement, dated September 7, 2012, by and among DIG EH Hotel LLC, SHR Essex House, LLC and SHR Essex House Condominiums, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2012 and incorporated herein by reference).

	10.73
Limited Liability Company Agreement of SHR Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Holdings Trust and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.74
Limited Liability Company Agreement of SHR Essex House Condominiums Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Condo Investment, LLC and SHC DTRS, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.75
Limited Liability Company Agreement of DTRS Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH TRS, LLC and SHC DTRS, Inc. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.76
Loan Agreement, dated as of September 14, 2012, by and among SHR Essex House, LLC, SHR Essex House Condominiums, LLC, DTRS Essex House, LLC, Bank of America, N.A. and various other financial institutions party thereto (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

*	14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

*	21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*	23.1	Consent of Deloitte & Touche LLP.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to the Consolidated Financial Statements that have been detail tagged.

The XBRL related information in this Annual Report on Form 10-K, Exhibit 101, is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these Sections.