Form 10-K/A
period 2012-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2013-03-28
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Strategic Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the "SEC") on February 28, 2013 (the “Initial Form 10-K”), to include the financial statements of BSK Del Partner, L.P. (the "Partnership"), an unconsolidated affiliate of the Company which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X, which financial statements were not available at the time of filing the Initial Form 10-K. This Amendment No. 1 to the Initial Form 10-K is being filed solely to include the separate financial statements of the Partnership as provided in Exhibit 99.1 attached hereto.

Item 15 is the only portion of the Initial Form 10-K being supplemented or amended by this Amendment No. 1 to the Initial Form 10-K. Except as described above, this Amendment No. 1 to the Initial Form 10-K does not amend, update or change the financial statements or any other items or disclosures contained in the Initial Form 10-K and does not otherwise reflect events occurring after the original filing date of the Initial Form 10-K. Accordingly, this Amendment No. 1 to the Initial Form 10-K should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Initial Form 10-K.
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

(3)	Exhibits.
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 3 through 9 of this report, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2013	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

**	10.43
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

**	10.47
Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company.

**	10.48	Floating Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company.

**	10.49	Fixed Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company.

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

**	14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

**	21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

**	23.1	Consent of Deloitte & Touche LLP.

*	23.2	Consent of Deloitte & Touche LLP.

**	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.3	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.4	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	32.3	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	32.4	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Consolidated financial statements of BSK Del Partner, L.P.

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

++
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