Form 10-Q
period 2013-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2013-04-30
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of April 29, 2013 was 204,498,921.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

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
This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Michael Jordan’s Steak House®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2013	December 31, 2012
Assets
Investment in hotel properties, net*	$1,960,764	$1,970,560
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $10,972 and $10,812*	28,296	30,631
Investment in unconsolidated affiliates	91,490	112,488
Cash and cash equivalents*	78,527	80,074
Restricted cash and cash equivalents*	67,558	58,579
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,602*	50,635	45,620
Deferred financing costs, net of accumulated amortization of $8,214 and $7,049*	10,410	11,695
Deferred tax assets	2,140	2,203
Prepaid expenses and other assets*	53,201	54,208
Total assets	$2,383,380	$2,406,417
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,164,587	$1,176,297
Bank credit facility	156,000	146,000
Accounts payable and accrued expenses*	223,975	228,397
Distributions payable	6,041	—
Deferred tax liabilities	47,720	47,275
Total liabilities	1,598,323	1,597,969
Commitments and contingencies (Note 12)
Noncontrolling interests in SHR’s operating partnership	7,123	5,463
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $105,907 and $103,704 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $92,249 and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $97,667 and $95,693 in the aggregate)	92,489	92,489
Common shares ($0.01 par value per share; 350,000,000 common shares authorized; 204,495,534 and 204,308,710 common shares issued and outstanding)	2,045	2,043
Additional paid-in capital	1,723,138	1,730,535
Accumulated deficit	(1,263,334)	(1,245,927)
Accumulated other comprehensive loss	(53,108)	(58,871)
Total SHR’s shareholders’ equity	688,289	707,328
Noncontrolling interests in consolidated affiliates	89,645	95,657
Total equity	777,934	802,985
Total liabilities, noncontrolling interests and equity	$2,383,380	$2,406,417
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	March 31, 2013	December 31, 2012
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 4):
Investment in hotel properties, net	$338,561	$340,456
Intangible assets, net of accumulated amortization of $213 and $113	177	277
Cash and cash equivalents	8,228	2,596
Restricted cash and cash equivalents	7,625	3,859
Accounts receivable, net of allowance for doubtful accounts of $107 and $111	4,019	7,508
Deferred financing costs, net of accumulated amortization of $777 and $398	3,664	4,043
Prepaid expenses and other assets	15,563	16,762
Mortgages and other debt payable	190,000	190,000
Accounts payable and accrued expenses	13,054	10,242
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rooms	$110,413	$94,510
Food and beverage	67,114	62,479
Other hotel operating revenue	22,740	20,125
Lease revenue	1,200	1,165
Total revenues	201,467	178,279
Operating Costs and Expenses:
Rooms	33,988	28,576
Food and beverage	54,366	47,393
Other departmental expenses	56,485	49,565
Management fees	6,325	5,616
Other hotel expenses	16,730	13,609
Lease expense	1,176	1,168
Depreciation and amortization	27,218	25,490
Corporate expenses	5,984	13,810
Total operating costs and expenses	202,272	185,227
Operating loss	(805)	(6,948)
Interest expense	(21,486)	(19,605)
Interest income	12	30
Equity in earnings of unconsolidated affiliates	1,345	920
Foreign currency exchange gain (loss)	240	(5)
Other income, net	132	452
Loss before income taxes	(20,562)	(25,156)
Income tax expense	(784)	(465)
Net Loss	(21,346)	(25,621)
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	87	117
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,852	29
Net Loss Attributable to SHR	(17,407)	(25,475)
Preferred shareholder dividends	(6,041)	(6,041)
Net Loss Attributable to SHR Common Shareholders	$(23,448)	$(31,516)
Basic Loss Per Share:
Net loss attributable to SHR common shareholders	$(0.11)	$(0.17)
Weighted average common shares outstanding	206,981	186,430
Diluted Loss Per Share:
Net loss attributable to SHR common shareholders	$(0.12)	$(0.17)
Weighted average common shares outstanding	218,710	186,430

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Net Loss	$(21,346)	$(25,621)
Other comprehensive income:
Gain on currency translation adjustments	774	10
Gain on derivatives and other activity	4,989	5,157
Other comprehensive income	5,763	5,167
Comprehensive Loss	(15,583)	(20,454)
Comprehensive loss attributable to the noncontrolling interests in SHR’s operating partnership	63	93
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	3,852	29
Comprehensive Loss Attributable to SHR	$(11,668)	$(20,332)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss	$(21,346)	$(25,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense	507	114
Depreciation and amortization	27,218	25,490
Amortization of deferred financing and interest rate swap costs	3,363	3,583
Equity in earnings of unconsolidated affiliates	(1,345)	(920)
Share-based compensation	1,115	8,898
Foreign currency exchange (gain) loss	(240)	5
Recognition of deferred gains	(51)	(51)
Mark to market of derivative financial instruments	(2,987)	(1,530)
Increase in accounts receivable	(9,001)	(4,821)
Decrease (increase) in other assets	894	(83)
Increase (decrease) in accounts payable and accrued expenses	2,378	(5,369)
Net cash provided by (used in) operating activities	505	(305)
Investing Activities:
Cash received from unconsolidated affiliates	16,996	756
Acquisition of note receivable	—	(9,457)
Capital expenditures	(21,703)	(7,754)
Increase in restricted cash and cash equivalents	(4,993)	(2,146)
Net cash used in investing activities	(9,700)	(18,601)
Financing Activities:
Preferred stock tender costs	—	(54)
Borrowings under bank credit facility	22,000	9,000
Payments on bank credit facility	(12,000)	—
Payments on mortgages and other debt	(4,351)	(3,675)
Contributions from holders of noncontrolling interests in consolidated affiliates	3,140	—
Other financing activities	(722)	(720)
Net cash provided by financing activities	8,067	4,551
Effect of exchange rate changes on cash	(419)	547
Net change in cash and cash equivalents	(1,547)	(13,808)
Cash and cash equivalents, beginning of period	80,074	72,013
Cash and cash equivalents, end of period	$78,527	$58,205
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark to market of derivative instruments (see notes 2 and 9)	$(3,049)	$(5,157)
Distributions declared and payable to preferred shareholders (see note 8)	$6,041	$6,041
Decrease in capital expenditures recorded as liabilities	$(520)	$(239)
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$21,565	$17,573
Income taxes, net of refunds	$(27)	$261
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2013, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2013. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of March 31, 2013, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (1)	11. JW Marriott Essex House Hotel (4)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg (5)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (6)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (6)
7. Hotel del Coronado (2)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company holds an interest (see note 5). One land parcel at this property is subject to a ground lease arrangement.

(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 5).

(3)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 2).

(4)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 3 and 4).

(5)	The Company has a leasehold interest in this property.

(6)	These properties are subject to ground lease arrangements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At March 31, 2013, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 4). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At March 31, 2013, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2013, SH Funding owned interests in the Fairmont Scottsdale Princess (Fairmont Scottsdale Princess Venture), the Hotel del Coronado (Hotel del Coronado Venture), and the Four Seasons Residence Club Punta Mita (RCPM) (see note 5), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At March 31, 2013 and December 31, 2012, restricted cash and cash equivalents included $34,772,000 and $33,832,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2013 and December 31, 2012, restricted cash and cash equivalents also included reserves of $32,786,000 and $24,747,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended March 31, 2013 and 2012, income tax expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Current tax benefit (expense):
Europe	$51	$(41)
Mexico	(315)	—
United States	(13)	(310)
	(277)	(351)
Deferred tax (expense) benefit:
Mexico	(507)	(424)
United States	—	310
	(507)	(114)
Total income tax expense	$(784)	$(465)
Per Share Data:
Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 10) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of net loss attributable to SHR common shareholders for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator - Basic:
Net loss attributable to SHR	$(17,407)	$(25,475)
Preferred shareholder dividends	(6,041)	(6,041)
Net loss attributable to SHR common shareholders	$(23,448)	$(31,516)

Numerator - Diluted:
Net loss attributable to SHR common shareholders	$(23,448)	$(31,516)
Adjustment for noncontrolling interests in consolidated affiliates (see note 4)	(3,524)	—
Net loss attributable to SHR common shareholders - diluted	$(26,972)	$(31,516)

Denominator:
Weighted average common shares – basic (a)	206,981	186,430
Potentially dilutive securities	11,729	—
Weighted average common shares – diluted	218,710	186,430
(a) Includes RSUs and Deferral Program Stock Units of 2,579 and 681 at March 31, 2013 and 2012, respectively, that have vested but have not yet been issued to common shares.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of March 31, 2013 and 2012 are as follows (in thousands):

	Computation For Three Months Ended March 31,
	2013	2012
Noncontrolling interests in SHR's operating partnership	853	853
Options, RSUs and Deferral Program Stock Units	3,214	3,876
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the components of accumulated OCL as of March 31, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive (loss) income before reclassifications	(256)	774	518
Amounts reclassified from accumulated OCL	5,245	—	5,245
Net other comprehensive income	4,989	774	5,763
Balance at March 31, 2013	$(33,465)	$(19,643)	$(53,108)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive (loss) income before reclassifications	(554)	10	(544)
Amounts reclassified from accumulated OCL	5,711	—	5,711
Net other comprehensive income	5,157	10	5,167
Balance at Balance at March 31, 2012	$(44,353)	$(21,132)	$(65,485)
The reclassifications out of accumulated OCL for the three months ended March 30, 2013 and 2012 are as follows (in thousands):

	Amount Reclassified from Accumulated OCL Three Months Ended March 31,
Details about Accumulated OCL Components	2013	2012	Statement of Operations Line Item
Activity related to cash flow hedges	$5,245	$5,711	Interest expense
New Accounting Guidance:
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on the Company's condensed consolidated financial statements.
In February 2013, the FASB issued new guidance to require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross-reference to other disclosures that provide additional detail about the reclassification amounts is required. The provisions are effective for reporting periods beginning after December 15, 2012. The Company adopted this new guidance on January 1, 2013 and complied with the expanded disclosure requirements, as applicable.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of March 31, 2013 and December 31, 2012, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	March 31, 2013	December 31, 2012
Land	$565,000	$565,000
Land held for development	78,000	78,000
Leasehold interest	11,633	11,633
Buildings	1,404,722	1,409,406
Building and leasehold improvements	97,546	91,523
Site improvements	29,204	29,207
Furniture, fixtures and equipment	499,099	492,240
Improvements in progress	16,434	20,678
Total investment in hotel properties	2,701,638	2,697,687
Less accumulated depreciation	(740,874)	(727,127)
Total investment in hotel properties, net	$1,960,764	$1,970,560
Consolidated hotel properties	15	15
Consolidated hotel rooms	6,588	6,587
Acquisition of the JW Marriott Essex House Hotel
On September 14, 2012, the Company closed on the acquisition of the JW Marriott Essex House Hotel located in New York, New York for a purchase price, net of working capital prorations, of approximately $350,333,000. The JW Marriott Essex House Hotel was accounted for as a business combination, and the assets and liabilities and results of operations of the hotel have been consolidated in the condensed consolidated financial statements since the date of purchase. The allocation of the purchase price for the acquisition is as follows (in thousands):

Land	$230,951
Buildings	88,470
Furniture, fixtures and equipment	21,927
Other assets	13,067
Intangible assets	390
Net working capital	(4,472)
Net purchase price	$350,333
4. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company formed a joint venture arrangement with affiliates of KSL Capital Partners, LLC (KSL) (Essex House Hotel Venture) to acquire, own, manage, and operate the JW Marriott Essex House Hotel. The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled; however, it is considered a variable interest entity because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity.

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the three months ended March 31, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.
5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of March 31, 2013 and December 31, 2012 includes the following (in thousands):

	March 31, 2013	December 31, 2012
Fairmont Scottsdale Princess Venture (a)	$27,854	$25,225
Hotel del Coronado Venture (b)	59,679	83,320
RCPM (c)	3,957	3,943
Total investment in unconsolidated affiliates	$91,490	$112,488

(a)
The Company has 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture). The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company acts as asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $185,000 and $203,000 for the three months ended March 31, 2013 and 2012, respectively, which are included in other income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.

The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 2013 with an option for an extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.

(b)
The Company has a 36.4% ownership interest in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture). An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, has a 63.6% ownership interest in the Hotel del Coronado Venture and is the general partner. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the three months ended March 31, 2013 and 2012, the Company recognized fees of $187,000 and $196,000, respectively, which are included in other income, net on the condensed consolidated statements of operations.

The Hotel del Coronado Venture had $425,000,000 of mortgage and mezzanine loans that had an initial maturity of March 9, 2013 with three, one-year extension options, subject to certain conditions. Interest was payable at a weighted average rate of LIBOR plus 4.80%, subject to a 1.00% LIBOR floor. Additionally, the Hotel del Coronado Venture purchased a two-year, 2.00% LIBOR cap, which was required by the loan.
In March 2013, the Hotel del Coronado Venture entered into new $475,000,000 mortgage and mezzanine loans that replaced the previous $425,000,000 mortgage and mezzanine loans. The $475,000,000 loans have an initial two-year term

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with three, one-year extension options, subject to certain conditions. Interest is payable monthly at an annual blended interest rate of LIBOR plus 3.65%. Additionally, the Hotel del Coronado Venture purchased a two-year, 3.0% LIBOR cap, which was required by the loans.
During the three months ended March 31, 2013, the Company received distributions of $16,623,000 from the Hotel del Coronado Venture, which includes the distribution of excess proceeds from the newly refinanced mortgage and mezzanine loans.

(c)
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $17,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively, and are included in other income, net in the condensed consolidated statements of operations.

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31, 2013	December 31, 2012
Assets
Investment in hotel properties, net	$710,036	$706,359
Intangible assets, net	42,388	51,862
Cash and cash equivalents	17,803	21,853
Restricted cash and cash equivalents	26,903	24,042
Prepaid expenses and other assets	39,810	24,350
Total assets	$836,940	$828,466
Liabilities and Partners’ Equity
Mortgage and other debt payable	$608,000	$558,000
Other liabilities	56,404	53,031
Partners’ equity	172,536	217,435
Total liabilities and partners’ equity	$836,940	$828,466

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2013	2012
Revenues
Hotel operating revenue	$61,286	$57,826
Residential sales	1,384	1,189
Total revenues	62,670	59,015
Expenses
Hotel operating expenses	43,843	40,951
Residential costs of sales	887	416
Depreciation and amortization	8,810	8,542
Other operating expenses	939	1,155
Total operating expenses	54,479	51,064
Operating income	8,191	7,951
Interest expense, net	(7,354)	(8,021)
Other (expenses) income, net	(36)	118
Net income	$801	$48
Equity in earnings in unconsolidated affiliates
Net income	$801	$48
Partners’ share of income of unconsolidated affiliates	195	395
Adjustments for basis differences, taxes and intercompany eliminations	349	477
Total equity in earnings of unconsolidated affiliates	$1,345	$920
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings of the unconsolidated affiliates.
6. OPERATING LEASE AGREEMENTS
In February 2013, the Company amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $51,000 and $51,000 of the deferred gain for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,384,000 and $3,497,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,719,000 (adjusting by an index formula) ($4,768,000 based on the foreign exchange rate as of March 31, 2013) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at March 31, 2013 and December 31, 2012 was $2,436,000 and $2,507,000, respectively, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
Lease payments related to office space are included in corporate expenses on the condensed consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the condensed consolidated statements of operations.

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
Mortgages and other debt payable at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a)	Current Maturity	March 31, 2013	December 31, 2012
Marriott London Grosvenor Square	1.10%	October 2013	106,475	115,468
Four Seasons Washington, D.C.(b)	3.15%	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel(b)	3.85%	July 2015	110,000	110,000
JW Marriott Essex House Hotel(b)	4.00%	September 2015	190,000	190,000
InterContinental Miami(b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	94,496	95,167
Westin St. Francis	Fixed	June 2017	212,677	214,186
Hyatt Regency La Jolla(c)	4.00%/Fixed	December 2017	89,463	90,000
InterContinental Chicago	Fixed	August 2021	145,000	145,000
Total mortgages payable(d)			1,163,111	1,174,821
Other debt(e)	Fixed	January 2014	1,476	1,476
Total mortgages and other debt payable			$1,164,587	$1,176,297

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.20% at March 31, 2013) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square hotel (£70,040,000 and £71,070,000 at March 31, 2013 and December 31, 2012, respectively), the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (c) below). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.51% at March 31, 2013) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

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

(c)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,463,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(d)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2013.

(e)
A consolidated affiliate of the Company that owns a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

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
The interest rate at March 31, 2013 was 3.20% and the weighted average interest rate for the three months ended March 31, 2013 was 3.20%. At March 31, 2013, maximum availability under the bank credit facility was $300,000,000 and there was $156,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $18,211,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2013.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of March 31, 2013 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2013 (remainder)	$115,161
2014	15,348
2015	172,246
2016	150,661
2017	548,979
Thereafter	318,192
Total	$1,320,587
Interest Expense:
Interest expense includes a reduction related to capitalized interest of $261,000 and $310,000 for the three months ended March 31, 2013 and 2012, respectively, and includes amortization of deferred financing costs of $1,275,000 and $903,000 for the three months ended March 31, 2013 and 2012, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY AND DISTRIBUTION ACTIVITY
Common Shares:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2012 (excluding 853,027 and 853,461 units of SH Funding (OP Units) outstanding at March 31, 2013 and December 31, 2012, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2012	204,309
RSUs redeemed for shares of SHR common stock	186
OP Units redeemed for shares of SHR common stock	1
Outstanding at March 31, 2013	204,496
Common Stock
As of March 31, 2013, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Stockholder Rights Plan
In November 2008, SHR’s board of directors adopted a stockholder rights plan. Under the plan, SHR declared a dividend of one preferred share purchase right (Right) for each outstanding share of SHR common stock. The dividend was payable on November 28, 2008 to the stockholders of record as of the close of business on November 28, 2008. Each Right will allow its holder to purchase from SHR one one thousandth of a share of a new series of SHR participating preferred stock for $20.00, once the Rights become exercisable. The Rights will become exercisable and will separate from SHR’s common stock only upon the occurrence of certain events. On November 24, 2009, the Company entered into an amendment to extend the stockholder rights plan through November 30, 2012. On November 12, 2012, the Company entered into an amendment to extend the stockholder rights plan through November 30, 2013, unless the rights issued are earlier redeemed or amended by SHR’s board of directors.
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
Distributions
Distributions are declared quarterly to holders of shares of SHR preferred stock. Dividends on the preferred stock are cumulative. SHR's board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the first quarter of 2013. The distributions were paid on April 1, 2013 to holders of record as of the close of business on March 18, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for common shares	2	—	2	—
Net loss	(17,407)	(3,852)	(21,259)	(87)
CTA	771	—	771	3
Derivatives and other activity	4,968	—	4,968	21
Share-based compensation	389	—	389	2
Declared distributions to preferred shareholders	(6,041)	—	(6,041)	—
Redemption value adjustment	(1,808)	—	(1,808)	1,808
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	87	—	87	(87)
Balance at March 31, 2013	$688,289	$89,645	$777,934	$7,123

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
RSUs redeemed for common shares	2	—	2	—
Net income	(25,475)	(29)	(25,504)	(117)
CTA	10	—	10	—
Derivatives and other activity	5,133	—	5,133	24
Share-based compensation	1,479	—	1,479	9
Declared distributions to preferred shareholders	(6,041)	—	(6,041)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(1,133)	—	(1,133)	1,133
Other	16	117	133	(16)
Balance at March 31, 2012	$628,135	$8,310	$636,445	$5,616

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

(b)
Effective January 1, 2013, Blackstone no longer holds an ownership interest in SHR del Partners, L.P., a consolidated subsidiary of the Company. Blackstone's ownership interest was transferred to a separate entity that holds a direct interest in the Hotel del Coronado Venture. The Company owns 100% of SHR del Partners, L.P. and eliminated the noncontrolling interests related to this entity. The Company retained its 36.4% ownership interest in the Hotel del Coronado Venture, and Blackstone retained its 63.6% ownership interest.

As of March 31, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,123,000 (based on the March 28, 2013 SHR common share closing price of $8.35) and $5,463,000 (based on

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the December 31, 2012 SHR common share closing price of $6.40), respectively. As of March 31, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,616,000 (based on the March 30, 2012 SHR common share closing price of $6.58) and $4,583,000 (based on the December 30, 2011 SHR common share closing price of $5.37), respectively.
9. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense or loss on early extinguishment of debt as appropriate. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses on the accompanying consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of March 31, 2013. As of March 31, 2013 and December 31, 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $16,153,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£70,040
At March 31, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at March 31, 2013 and December 31, 2012, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £70,040,000 and £71,070,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	4	$502,000
At March 31, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At March 31, 2013 and December 31, 2012, the aggregate notional amount of the Company’s interest rate cap agreements was $502,000,000 and $502,000,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.50% to 4.00% and maturity dates ranging from July 2013 to November 2015.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2013	December 31, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(30,107)	$(33,929)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(14,859)	$(17,157)
Interest rate caps	Prepaid expenses and other assets	$71	$113

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of March 31, 2013 or December 31, 2012. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the three months ended March 31, 2013 and 2012 (in thousands):

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	6,120
Balance as of March 31, 2013	$(44,966)

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	3,897
Balance as of March 31, 2012	$(62,497)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(107)	$(554)
Effective portion of loss reclassified into interest expense	$(5,313)	$(5,711)
Ineffective portion of loss recognized in interest expense	$(17)	$(791)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(65)	$(828)
Interest rate caps:
Loss recognized in other income, net	$(42)	$(3)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of March 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $47,536,000. As of March 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $47,536,000. The Company has not breached any of the provisions as of March 31, 2013.

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
RSUs and Performance-Based RSUs:
In February 2013, SHR granted certain employees a target grant of 309,264 performance shares under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 494,822 performance shares), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2013 through December 31, 2015.
The Company recorded compensation expense of $1,115,000 and $959,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended March 31, 2013 and 2012, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of March 31, 2013, there was unrecognized compensation expense of $4,157,000 related to nonvested RSUs and $4,812,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.18 years for nonvested RSUs and 2.48 years for performance share awards.
Value Creation Plan and Deferral Program:
Under the provisions of the Company's Value Creation Plan, the Company paid 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on no more than 174,828,353 shares) to the participants in the Value Creation Plan in 2012 because the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 was at least $4.00 (Normal Distribution Amount).
On June 29, 2011, SHR and its former president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount payable pursuant to the Value Creation Plan and have such Normal Distribution Amount instead be converted into Deferral Program Stock Units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit will be converted on a one-for-one basis into a share of SHR common stock on June 3, 2013, or, if earlier, upon a change of control of SHR.
Total compensation expense recognized in corporate expenses on the condensed consolidated statement of operations under the Value Creation Plan for the three months ended March 31, 2012 was $7,939,000. In April 2012, the Company paid $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding will settle in accordance with the terms of the Deferral Program.
11. RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s former president and chief executive officer, previously served as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 was $180,000 and Mr. Warning received cash bonuses in 2012 of $86,000. Mr. Warning received grants of RSUs of 4,698 in 2012 and a grant of 9,538 performance share awards in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan. In December 2012, the Company entered into a severance agreement with Mr. Warning and recorded $256,000 in

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

corporate expenses for the year ended December 31, 2012. Under the severance agreement, all unvested RSUs and performance shares were forfeited.
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
Letters of Credit:
As of March 31, 2013, the Company provided a $150,000 letter of credit related to its office space lease, a $1,391,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $16,670,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel. Subsequent to March 31, 2013, the letter of credit related to the property improvements at the JW Marriott Essex House Hotel decreased to $14,028,000.
Construction Contracts:
The Company has executed various contracts related to construction activities. As of March 31, 2013, the Company’s obligations under these contracts amounted to approximately $5,663,000. The construction activities are expected to be completed in 2013.
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of March 31, 2013, the Essex House Hotel Venture's obligation under this agreement is approximately $13,936,000. The improvements are to be completed by December 2014.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2013 and December 31, 2012, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At March 31, 2013 and December 31, 2012, the carrying value of the Company's mortgages and other debt payable and the bank credit facility was $1,320,587,000 and $1,322,297,000, respectively. At March 31, 2013 and December 31, 2012, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,354,000,000 and $1,346,000,000, respectively.
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
14. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of March 31, 2013, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present revenues (excluding unconsolidated affiliates) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$179,980	$159,387
Mexico	13,106	9,930
Europe	8,381	8,962
Total	$201,467	$178,279

	March 31, 2013	December 31, 2012
Long-lived Assets:
United States	$1,798,267	$1,802,770
Mexico	143,537	144,392
Europe	87,615	94,388
Total	$2,029,419	$2,041,550
15. MANAGEMENT AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. As of March 31, 2013, the Essex House Hotel Venture had $5,626,000 recorded as deferred revenues in accounts payable and accrued expenses on the consolidated balance sheet.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to two hotels not owned by the Company. The Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended March 31, 2013 and 2012, respectively, under these agreements, which are included in other income, net in the condensed consolidated statements of operations.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of March 31, 2013.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2013. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2013, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth beginning with the week of February 20, 2010, following 96 consecutive weeks of negative RevPAR growth. RevPAR gains continued in the first quarter of 2013, driven by improved demand in transient business and increases in average room rates.
The first quarter of 2013 represented the twelfth consecutive quarter of RevPAR growth and profit margin expansion for our Same Store North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates and those owned for less than five quarters, declined 1.3 percentage points in occupancy, driven by a 11.5% decrease in group room nights offset by a 5.3% increase in transient room nights compared to the quarter ended March 31, 2012. ADR at our North American Same Store Assets increased 7.0% in the first quarter of 2013 as a result of a 7.1% increase in transient rate and a 5.5% increase in group rate, compared to the first quarter of 2012. For the quarter ended March 31, 2013, RevPAR in this portfolio increased 5.0% and Total RevPAR increased 4.9%, compared to the quarter ended March 31, 2012.
Our total North American portfolio of 16 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended March 31, 2013, RevPAR for our total North American portfolio increased 6.0%, driven by a 6.4% increase in ADR and offset by a 0.3 percentage point decrease in occupancy, compared to the quarter ended March 31, 2012.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. However, for the first quarter of 2013 occupancy at the Four Seasons Punta Mita Resort increased by 11.9 percentage points, leading to a 32.6% increase in RevPAR, compared to the quarter ended March 31, 2012. This represents a significant improvement as compared to the hotel's recent trendline results.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. However, in the near-term we remain cautious given the current backdrop of global macroeconomic uncertainty. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, definite group room nights for 2013 as of March 31, 2013 are up 4.3% compared to the same time last year and booked at 3.3% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
European Strategy
We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague hotel and our leasehold interest in the Paris Marriott hotel. Our remaining European assets are the Marriott London Grosvenor Square hotel and our leasehold interest in the Marriott Hamburg hotel. We continue to opportunistically explore options to exit these investments and still intend to be North American-centric with respect to any new acquisitions.

Factors Affecting Our Results of Operations
Acquisition of Interest in Consolidated Property. On September 14, 2012, we closed on the acquisition of the JW Marriott Essex House Hotel for approximately $350.3 million, net of prorations. In connection with the closing of the hotel acquisition, we entered into joint venture agreements with affiliates of KSL Capital Partners, LLC (Essex House Hotel Venture) to fund the equity portion of the purchase price. We have a 51% controlling interest in the Essex House Hotel Venture and serve as managing member and asset manager.

Unconsolidated Affiliates. On December 17, 2012, we increased our ownership interest in the Hotel del Coronado to 36.4%.

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
Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2013 and 2012 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2013 and 2012 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2013	2012	2013	2012
Revenues:
Rooms	54.8%	53.0%	52.8%	53.0%
Food and beverage	33.3%	35.0%	34.5%	35.0%
Other hotel operating revenue	11.3%	11.3%	12.1%	11.3%
Lease revenue	0.6%	0.7%	0.6%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the three months ended March 31, 2013 and 2012, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the JW Marriott Essex House Hotel for the three months ended March 31, 2013 and 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 63.2% and 56.7% of the rooms sold during the three months ended March 31, 2013 and 2012, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 36.8% and 43.3% of the rooms sold during the three months ended March 31, 2013 and 2012, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2012, demand at our hotels increased significantly, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers. Occupancy in the first quarter of 2013 decreased, but rates and margins continue to increase. Overall, occupancy and ADR metrics for our hotels remain below prior peak periods.
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

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2013 and 2012 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2013	2012	2013	2012
Hotel Operating Expenses:
Rooms	20.2%	19.7%	19.4%	19.8%
Food and beverage	32.4%	32.8%	32.6%	32.9%
Other departmental expenses	33.6%	34.2%	34.4%	34.4%
Management fees	3.8%	3.9%	4.0%	3.9%
Other hotel expenses	10.0%	9.4%	9.6%	9.0%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 51.0% and 49.8% of the Total Portfolio total hotel operating expenses for the three months ended March 31, 2013 and 2012, respectively.
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
Lease Expense. As a result of the sale-leaseback transaction of the Marriott Hamburg hotel, we record lease expense in our condensed consolidated statements of operations. In conjunction with the sale-leaseback transaction, we also recorded a deferred gain, which is amortized as an offset to lease expense.
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent and acquisition costs.
Recent Events. In addition to the changes to the consolidated hotel properties and unconsolidated affiliates noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:
Ground Lease Amendment. In February 2013, we amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
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

Mortgage Loan Agreements. On November 1, 2012, we refinanced and decreased the loan secured by the Hyatt Regency La Jolla hotel to $90.0 million with interest payable monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, for $72.0 million of the principal balance and interest payable monthly at an annual fixed rate of 10.00% for $18.0 million of the principal balance. The loan has a maturity date of December 1, 2017.
Acquisition of Note Receivable. In January 2012, we acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10.5 million.

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012
Operating Results
The following table presents the operating results for the three months ended March 31, 2013 and 2012, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$110,413	$94,510	$15,903	16.8%	$97,842	$94,510	$3,332	3.5%
Food and beverage	67,114	62,479	4,635	7.4%	63,888	62,479	1,409	2.3%
Other hotel operating revenue	22,740	20,125	2,615	13.0%	22,450	20,122	2,328	11.6%
Lease revenue	1,200	1,165	35	3.0%	1,200	1,165	35	3.0%
Total revenues	201,467	178,279	23,188	13.0%	185,380	178,276	7,104	4.0%
Operating Costs and Expenses:
Hotel operating expenses	167,894	144,759	(23,135)	(16.0)%	149,800	144,195	(5,605)	(3.9)%
Lease expense	1,176	1,168	(8)	(0.7)%	1,176	1,168	(8)	(0.7)%
Depreciation and amortization	27,218	25,490	(1,728)	(6.8)%	24,464	25,225	761	3.0%
Corporate expenses	5,984	13,810	7,826	56.7%	—	—	—	—
Total operating costs and expenses	202,272	185,227	(17,045)	(9.2)%	175,440	170,588	(4,852)	(2.8)%
Operating (loss) income	(805)	(6,948)	6,143	88.4%	9,940	7,688	2,252	29.3%
Interest expense, net	(21,474)	(19,575)	(1,899)	(9.7)%
Equity in earnings of unconsolidated affiliates	1,345	920	425	46.2%
Foreign currency exchange gain (loss)	240	(5)	245	4,900.0%
Other income, net	132	452	(320)	(70.8)%
Loss before income taxes	(20,562)	(25,156)	4,594	18.3%
Income tax expense	(784)	(465)	(319)	(68.6)%
Net loss	(21,346)	(25,621)	4,275	16.7%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	87	117	(30)	(25.6)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,852	29	3,823	13,182.8%
Net loss attributable to SHR	$(17,407)	$(25,475)	$8,068	31.7%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Loss:
Same Store Assets operating income					$9,940	$7,688	$2,252	29.3%
Corporate expenses					(5,984)	(13,810)	7,826	56.7%
Corporate depreciation and amortization					(131)	(265)	134	50.6%
Non-Same Store Assets operating loss					(4,630)	(561)	(4,069)	(725.3)%
Total Portfolio operating loss					$(805)	$(6,948)	$6,143	88.4%
Operating Data (1):
Number of hotels	16	15			15	15
Number of rooms	6,866	6,356			6,356	6,356

(1)	Operating data includes the leasehold interest in Marriott Hamburg and excludes unconsolidated affiliates.

Rooms. Our Same Store Assets contributed to a $3.3 million, or 3.5%, increase in rooms revenue for the three months ended March 31, 2013 from the three months ended March 31, 2012. The components of RevPAR from our Same Store Assets for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	66.5%	68.1%	(2.3)%
ADR	$268.23	$252.29	6.3%
RevPAR	$178.48	$171.72	3.9%
The increase in RevPAR for the Same Store Assets resulted from an increase in ADR partially offset by a 1.6 percentage-point decrease in occupancy. Rooms revenue increased due to an increase in both transient and group ADR resulting from improving market conditions at many of our Same Store Assets for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The increase in rooms revenue was partially offset by a decrease in rooms revenue at both the Fairmont Chicago and InterContinental Chicago hotels due to a decrease in citywide conventions during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 and a rooms renovation at the InterContinental Chicago hotel during the three months ended March 31, 2013.
For the Total Portfolio, rooms revenue increased $15.9 million, or 16.8%, for the three months ended March 31, 2013 from the three months ended March 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes $12.6 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the three months ended March 31, 2013 and 2012 are summarized as follows:

	Three Months Ended March 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	67.4%	68.1%	(1.0)%
ADR	$275.09	$252.29	9.0%
RevPAR	$185.36	$171.72	7.9%
Food and Beverage. Our Same Store Assets experienced a $1.4 million, or 2.3%, increase in food and beverage revenue for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included several redesigned restaurants. For the Total Portfolio, food and beverage revenue increased $4.6 million, or 7.4%, when comparing the three months ended March 31, 2013 to the three months ended March 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $3.2 million of additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $2.3 million, or 11.6%, for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 primarily due to condominium rentals at the Four Seasons Jackson Hole hotel and the Four Seasons Punta Mita Resort and an increase in theater revenue at the Marriott Lincolnshire Resort.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2013 and 2012, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$33,988	$28,576	$(5,412)	(18.9)%	$29,013	$28,576	$(437)	(1.5)%
Food and beverage	54,366	47,393	(6,973)	(14.7)%	48,907	47,393	(1,514)	(3.2)%
Other departmental expenses	56,485	49,565	(6,920)	(14.0)%	51,532	49,565	(1,967)	(4.0)%
Management fees	6,325	5,616	(709)	(12.6)%	6,003	5,616	(387)	(6.9)%
Other hotel expenses	16,730	13,609	(3,121)	(22.9)%	14,345	13,045	(1,300)	(10.0)%
Total hotel operating expenses	$167,894	$144,759	$(23,135)	(16.0)%	$149,800	$144,195	$(5,605)	(3.9)%
Hotel operating expenses for our Same Store Assets increased by $5.6 million, or 3.9%, primarily due to:

•	$2.5 million higher payroll costs resulting from wage increases at the hotels,

•	$0.7 million higher condominium rental expense,

•	$0.5 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants, and

•	$0.4 million higher management fees.
For the Total Portfolio, hotel operating expenses increased by $23.1 million, or 16.0%, for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes $17.4 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $0.8 million, or 3.0%, for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012 primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization increased $1.7 million, or 6.8%, for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The Total Portfolio includes an increase in depreciation expense of $2.6 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Corporate Expenses. Corporate expenses decreased $7.8 million, or 56.7%, for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The decrease in corporate expenses is primarily due to a $7.9 million decrease related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan and Deferral Program" for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the three months ended March 31, 2013.

Interest Expense, Net. The $1.9 million, or 9.7%, increase in interest expense, net for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012, was primarily due to:

•	a $4.3 million increase attributable to higher average borrowings, and

•	a $0.4 million increase in the amortization of deferred financing costs, partially offset by

•	a $1.5 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $0.8 million decrease due to lower average interest rates, and

•	a $0.5 million decrease in amortization of interest rate swap costs.
The components of interest expense, net for the three months ended March 31, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Mortgages and other debt	$(19,928)	$(17,124)
Bank credit facility	(1,431)	(738)
Amortization of deferred financing costs	(1,275)	(903)
Amortization of interest rate swap costs	(2,157)	(2,680)
Mark to market of certain interest rate swaps	3,044	1,530
Interest income	12	30
Capitalized interest	261	310
Total interest expense, net	$(21,474)	$(19,575)
The weighted average debt outstanding for the three months ended March 31, 2013 and 2012 amounted to $1.3 billion and $1.1 billion, respectively. At March 31, 2013, including the effect of interest rate swaps, approximately 74.0% of our total debt had fixed interest rates.
Equity in Earnings of Unconsolidated Affiliates. The following tables present equity in earnings (losses) and certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Three months ended March 31, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Four Seasons Residence Club Punta Mita (RCPM)	Total
Equity in earnings (losses)	$2,742	$(1,411)	$14	$1,345
Depreciation and amortization	1,840	1,865	1	3,706
Interest expense	194	2,490	17	2,701
Income tax (benefit) expense	—	(94)	3	(91)
Three months ended March 31, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in earnings (losses)	$2,295	$(1,408)	$33	$920
Depreciation and amortization	1,771	1,969	23	3,763
Interest expense	203	2,948	23	3,174
Income tax (benefit) expense	—	(268)	12	(256)

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

We recorded $1.3 million of equity in earnings during the three months ended March 31, 2013, which is a $0.4 million increase from the $0.9 million equity in earnings recorded during the three months ended March 31, 2012, primarily due to an increase in operating income at the Fairmont Scottsdale Princess hotel.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $0.3 million for the three months ended March 31, 2013 when compared to the prior period is primarily due to a decrease in asset management fee income and an increase in state, local and franchise taxes.
Income Tax Expense. Income tax expense increased $0.3 million, or 68.6%, during the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The increase in income taxes primarily relates to an increase in current tax expense at the Four Seasons Punta Mita Resort.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the three months ended March 31, 2013 was $3.9 million, a change of $3.8 million, from net loss attributable to noncontrolling interests of $29,000 in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	interest expense and scheduled principal payments on outstanding indebtedness;

•	future distributions to our preferred stockholders; and

•	recurring maintenance and capital expenditures necessary to maintain our properties properly.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of March 31, 2013, we had approximately $16.7 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2013. As of March 31, 2013, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility, and we had $156.0 million outstanding borrowings on our $300.0 million bank credit facility and $18.2 million in letters of credit outstanding.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of April 29, 2013, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $171.6 million.
In July 2011 and November 2012, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are exercised (see – “Mortgages and other debt payable” below). On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Preferred dividends for the first quarter of 2013 were paid on April 1, 2013 to holders of record as of the close of business on March 18, 2013. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Capital expenditures for the three months ended March 31, 2013 and 2012 amounted to $21.7 million and $7.8 million, respectively. Included in the 2013 and 2012 amounts were $0.3 million and $0.3 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2013, we expect to spend approximately $32.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $21.0 million on owner-funded projects, subject to adjustments based on continued evaluation. For the remainder of the year ending December 31, 2013, we expect to spend approximately $8.9 million on renovations and improvements as required by the JW Marriott Essex House Hotel management agreement.

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

•
minimum corporate fixed charge coverage of 1.10 times through the fourth quarter of 2013, 1.20 times from the first quarter of 2014 through the initial maturity date, and 1.30 times during the extension year, which will permanently increase to 1.35 times if cash dividends are reinstated on our common stock;

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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of March 31, 2013 (in thousands):

	Balance as of March 31, 2013	Remainder of 2013	2014	2015	2016	2017	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,463	$—	$—	$—	$—	$89,463	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%	106,475	106,475	—	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	130,000	—	—
Fairmont Chicago, 6.09%	94,496	2,074	2,917	3,099	3,294	83,112	—
Westin St. Francis, 6.09%	212,677	4,668	6,565	6,976	7,413	187,055	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	1,000	2,000	2,000	2,000	2,000	101,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%(2)	190,000	—	—	1,200	4,800	184,000	—
InterContinental Miami, LIBOR plus 3.50%	85,000	—	422	889	952	1,021	81,716
InterContinental Chicago, 5.61%	145,000	944	1,968	2,082	2,202	2,328	135,476
Total mortgages payable(3)	1,163,111	115,161	13,872	16,246	150,661	548,979	318,192
Other debt, 5.00%(4)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$1,164,587	$115,161	$15,348	$16,246	$150,661	$548,979	$318,192

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.5 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	Subject to a 0.75% LIBOR floor.

(3)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at March 31, 2013.

(4)
The North Beach Venture (See “Item 1. Financial Statements -7. Indebtedness - Mortgages and Other Debt Payable”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, bank credit facilities, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. Credit markets have improved and access to mortgage and corporate level debt is more readily available. However, the capital markets can be volatile and there are no guarantees our maturing debt will be readily refinanced. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically, including market perceptions regarding the Company.
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
Equity Securities
As of March 31, 2013, we had 4,439,380 RSUs and Deferral Program Stock Units outstanding, of which 2,578,574 were vested. In addition, as of March 31, 2013, we had 669,797 options to purchase shares of our common stock (Options) outstanding.
The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2012 to March 31, 2013 (excluding RSUs):

	Common Shares	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2012	204,308,710	853,461	205,162,171
RSUs redeemed for shares of our common stock	186,390	—	186,390
OP Units redeemed for shares of our common stock	434	(434)	—
Outstanding at March 31, 2013	204,495,534	853,027	205,348,561
Cash Flows
Operating Activities. Net cash provided by operating activities was $0.5 million for the three months ended March 31, 2013 and net cash used in operating activities was $0.3 million for the three months ended March 31, 2012. Cash flows from operations increased from 2012 to 2013 primarily due to working capital changes.
Investing Activities. Net cash used in investing activities was $9.7 million and $18.6 million for the three months ended March 31, 2013 and 2012, respectively. The significant investing activities during these periods are summarized below:

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the three months ended March 31, 2012.

•	We received cash from unconsolidated affiliates of $17.0 million and $0.8 million during the three months ended March 31, 2013 and 2012, respectively.

•
We disbursed $21.7 million and $7.8 million during the three months ended March 31, 2013 and 2012, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $5.0 million and $2.1 million during the three months ended March 31, 2013 and 2012, respectively.
Financing Activities. Net cash provided by financing activities was $8.1 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively. The significant financing activities during these periods are summarized below:

•	We had net borrowings of $10.0 million and $9.0 million during the three months ended March 31, 2013 and 2012, respectively.

•	We made net payments of $4.4 million and $3.7 million on mortgages and other debt during the three months ended March 31, 2013 and 2012, respectively.

•	We received contributions of $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the three months ended March 31, 2013.

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
Preferred dividends for the first quarter of 2013 were paid on April 1, 2013 to holders of record as of the close of business on March 18, 2013. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of March 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,320,587	$115,161	$338,255	$734,158	$133,013
Interest on long-term debt obligations (3)	317,299	62,926	189,925	45,063	19,385
Operating lease obligations—ground leases and office space	130,032	1,401	5,693	3,082	119,856
Operating leases—Marriott Hamburg	82,244	3,576	14,303	9,536	54,829
JW Marriott Essex House Hotel property improvements	13,936	8,908	5,028	—	—
Construction contracts	5,663	5,663	—	—	—
Total	$1,869,761	$197,635	$553,204	$791,839	$327,083

(1)	These amounts represent obligations that are due within fiscal year 2013.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2013 and includes the effect of our interest rate swaps.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of March 31, 2013, $34.8 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.

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
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $27.9 million and $25.2 million as of March 31, 2013 and December 31, 2012, respectively. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $2.7 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $59.7 million and $83.3 million as of March 31, 2013 and December 31, 2012, respectively. Our equity in losses of the Hotel del Coronado Venture was $1.4 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.
In March 2013, the Hotel del Coronado Venture entered into new $475.0 million mortgage and mezzanine loans that replaced the previous $425.0 million mortgage and mezzanine loans. The $475.0 million loans have an initial two-year term with three, one-year extension options, subject to certain conditions. Interest is payable monthly at an annual blended interest rate of LIBOR plus 3.65%. Additionally, the Hotel del Coronado Venture purchased a two-year, 3.0% LIBOR cap, which was required by the loans.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2013 and December 31, 2012, our investment in the unconsolidated affiliate amounted to $4.0 million and $3.9 million, respectively. Our equity in earnings of the unconsolidated affiliate was $14,000 and $33,000 for the three months ended March 31, 2013 and 2012, respectively.
Related Party Transactions
We have in the past engaged in transactions with related parties. See “Item 1. Financial Statements – 11. Related Party Transactions” for a discussion of our transactions with related parties.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We evaluate our estimates on an ongoing basis. We base our estimates on historical experience, information that is currently available to us and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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
There were no indicators of potential impairment during the three months ended March 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to March 31, 2013. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the three months ended March 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to March 31, 2013. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the three months ended March 31, 2013 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to March 31, 2013. Any such adjustments could be material, but will be non-cash.

Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the three months ended March 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to March 31, 2013. Any such adjustments could be material, but will be non-cash.

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

•
Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our condensed consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on our consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

If the notional amount of the derivative instruments exceeds the forecasted LIBOR-based debt, an over-hedged position results. To alleviate the over-hedged position, the derivative instruments may be terminated and/or de-designated as hedges. Future changes to our overall floating rate debt could have implications to our overall hedging position.

•
Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our balance sheet and the related results of operations are reclassified as discontinued operations on our condensed consolidated statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale.

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
The Marriott domestic hotels previously reported their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for our domestic Marriott branded properties, for 2012, the first three quarters consisted of 12 weeks each and the fourth quarter consisted of 16 weeks. Effective January 1, 2013, Marriott converted from a fiscal year consisting of thirteen four-week periods to a 12-month calendar year.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to pay operating expenses and make distributions to our stockholders.

New Accounting Guidance
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued new guidance to require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross-reference to other disclosures that provide additional detail about the reclassification amounts is required. The provisions are effective for reporting periods beginning after December 15, 2012. We adopted this new guidance on January 1, 2013 and complied with the expanded disclosure requirements, as applicable.
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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss attributable to SHR common shareholders	$(23,448)	$(31,516)
Depreciation and amortization	27,218	25,490
Interest expense	21,486	19,605
Income taxes	784	465
Noncontrolling interests	(87)	(117)
Adjustments from consolidated affiliates	(3,554)	(1,257)
Adjustments from unconsolidated affiliates	6,316	6,682
Preferred shareholder dividends	6,041	6,041
EBITDA	34,756	25,393
Realized portion of deferred gain on sale leaseback	(51)	(51)
Foreign currency exchange (gain) loss	(240)	5
Adjustment for Value Creation Plan	—	7,939
Comparable EBITDA	$34,465	$33,286
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

The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended March 31,
	2013	2012
Net loss attributable to SHR common shareholders	$(23,448)	$(31,516)
Depreciation and amortization	27,218	25,490
Corporate depreciation	(131)	(265)
Realized portion of deferred gain on sale leaseback	(51)	(51)
Noncontrolling interests adjustments	(127)	(133)
Adjustments from consolidated affiliates	(1,641)	(667)
Adjustments from unconsolidated affiliates	3,706	3,764
FFO	5,526	(3,378)
Redeemable noncontrolling interests	40	16
FFO – Fully Diluted	5,566	(3,362)
Non-cash mark to market of interest rate swaps	(3,044)	(1,530)
Foreign currency exchange (gain) loss	(240)	5
Adjustment for Value Creation Plan	—	7,939
Comparable FFO	$2,282	$3,052
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
See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2013.
As of March 31, 2013, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 74.0% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.
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
For the three months ended March 31, 2013, approximately 10.7% of our total revenues were generated outside of the United States, with approximately 3.6% of total revenues generated from the Marriott London Grosvenor Square hotel (which uses the British pound), approximately 6.5% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg hotel (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.
If the U.S. dollar had strengthened an additional 10.0% during the three months ended March 31, 2013, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$(1.3)	$(0.7)	$(0.1)	$(2.1)
Decrease in operating income	$(0.3)	$(0.1)	$—	$(0.4)
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of March 31, 2013, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $2.8 million from the amounts reported.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2013, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.
A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
2013 Equity Awards. As previously disclosed, on February 26, 2013, we granted equity awards under our Second Amended and Restated 2004 Incentive Plan in the form of performance share awards and time-vested restricted stock units (RSUs).
Performance share awards. Performance share awards granted provide the recipient the opportunity to earn shares of our common stock based on the total shareholder return (share price appreciation plus the reinvestment of dividends) (TSR) of the shares of our common stock over the period from January 2, 2013 through December 31, 2015 or through the date of a change of control, if earlier. The Company’s TSR over the performance period is ranked relative to the TSR of the companies that comprise the SNL Lodging Index (75% weighting) and the MSCI US REIT Index (25% weighting). The TSR of such companies will be calculated by determining the starting and ending share price based on a 60-trading day average price (except in the case of a change of control of the Company when the change of control price for the Company would be used). Performance share awards provide the recipient the opportunity to earn from 50% to 150% of the target performance share number applicable to the respective index companies based on the Company’s relative TSR. Additionally, there is an ability to earn up to an additional 10% of the target performance share number applicable to the respective index if the Company is at or above the 85th percentile relative to the companies in the respective index. Certain minimum stock price and total shareholder return requirements are set forth in the performance share awards. Executives were also given the opportunity to defer the receipt of shares of common stock earned under the performance share award.
RSU awards. RSUs granted vest ratably in annual one-third increments on January 1 of each of 2014, 2015 and 2016, with vesting acceleration upon certain events. The RSUs are convertible after vesting on a one-for-one basis to shares of common stock.
The number of target performance share awards and RSUs granted to our named executive officers on February 26, 2013 are set forth below:

Name and Title	Target Performance Shares	RSUs
Diane M. Morefield, Executive Vice President, Chief Financial Officer	58,363	28,746
Richard J. Moreau, Executive Vice President, Chief Operating Officer	58,363	28,746
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	50,552	24,899
Stephen M. Briggs, Senior Vice President, Chief Accounting Officer	24,617	12,125

2012 Cash Bonuses. As previously disclosed, on February 26, 2013, we also approved annual cash bonuses to our named executive officers for calendar year 2012 as set forth below:

Name and Title	Cash Bonus
Raymond L. Gellein, Jr., President and Chief Executive Officer	$200,000
Diane M. Morefield, Executive Vice President, Chief Financial Officer	$350,000
Richard J. Moreau, Executive Vice President, Chief Operating Officer	$350,000
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	$320,000
Stephen M. Briggs, Senior Vice President, Chief Accounting Officer	$160,000
2013 Base Salary Adjustments. As previously disclosed, on February 26, 2013, Stephen M. Briggs, Senior Vice President, Chief Accounting Officer, received a base salary adjustment of 4%, retroactive to January 1, 2013.
ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
April 30, 2013	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

April 30, 2013	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	10.1
Mezzanine B Loan Agreement, dated as of March 8, 2013, between BSK Mezz 2, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.2
Mezzanine A Loan Agreement, dated as of March 8, 2013, between BSK Mezz 1, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.3
Loan Agreement, dated as of March 8, 2013, between BSK del Partners, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Disclosure Regarding Forward-Looking Statements and Risk Factors.

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for puposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the Securities Act), or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.

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