Form 10-Q
period 2013-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2013-08-08
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 7, 2013 was 205,527,049.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
Assets
Investment in hotel properties, net*	$1,920,434	$1,970,560
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $11,406 and $10,812*	27,881	30,631
Investment in unconsolidated affiliates	112,149	112,488
Cash and cash equivalents*	74,700	80,074
Restricted cash and cash equivalents*	70,177	58,579
Accounts receivable, net of allowance for doubtful accounts of $1,676 and $1,602*	62,919	45,620
Deferred financing costs, net of accumulated amortization of $9,468 and $7,049*	9,157	11,695
Deferred tax assets	1,824	2,203
Prepaid expenses and other assets*	57,259	54,208
Total assets	$2,376,859	$2,406,417
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,161,705	$1,176,297
Bank credit facility	157,000	146,000
Accounts payable and accrued expenses*	213,034	228,397
Distributions payable	6,042	—
Deferred tax liabilities	47,598	47,275
Total liabilities	1,585,379	1,597,969
Commitments and contingencies (see note 12)
Noncontrolling interests in SHR’s operating partnership	7,558	5,463
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $105,907 and $103,704 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $92,249 and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $97,667 and $95,693 in the aggregate)	92,489	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 205,527,049 and 204,308,710 shares of common stock issued and outstanding)	2,055	2,043
Additional paid-in capital	1,714,977	1,730,535
Accumulated deficit	(1,254,018)	(1,245,927)
Accumulated other comprehensive loss	(47,680)	(58,871)
Total SHR’s shareholders’ equity	694,882	707,328
Noncontrolling interests in consolidated affiliates	89,040	95,657
Total equity	783,922	802,985
Total liabilities, noncontrolling interests and equity	$2,376,859	$2,406,417
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	June 30, 2013	December 31, 2012
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 4):
Investment in hotel properties, net	$338,980	$340,456
Intangible assets, net of accumulated amortization of $310 and $113	80	277
Cash and cash equivalents	5,877	2,596
Restricted cash and cash equivalents	9,414	3,859
Accounts receivable, net of allowance for doubtful accounts of $97 and $111	4,711	7,508
Deferred financing costs, net of accumulated amortization of $1,135 and $398	3,306	4,043
Prepaid expenses and other assets	16,799	16,762
Mortgages and other debt payable	189,321	190,000
Accounts payable and accrued expenses	15,973	10,242
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rooms	$138,509	$110,132	$248,922	$204,642
Food and beverage	84,521	71,931	151,635	134,410
Other hotel operating revenue	19,975	18,173	42,715	38,298
Lease revenue	1,160	1,165	2,360	2,330
Total revenues	244,165	201,401	445,632	379,680
Operating Costs and Expenses:
Rooms	38,198	29,983	72,186	58,559
Food and beverage	60,038	48,317	114,404	95,710
Other departmental expenses	57,941	51,084	114,426	100,649
Management fees	7,418	6,214	13,743	11,830
Other hotel expenses	16,325	12,763	33,055	26,372
Lease expense	1,206	1,143	2,382	2,311
Depreciation and amortization	26,997	25,277	54,215	50,767
Corporate expenses	7,409	2,866	13,393	16,676
Total operating costs and expenses	215,532	177,647	417,804	362,874
Operating income	28,633	23,754	27,828	16,806
Interest expense	(21,279)	(19,080)	(42,765)	(38,685)
Interest income	21	50	33	80
Equity in earnings (losses) of unconsolidated affiliates	1,456	(717)	2,801	203
Foreign currency exchange (loss) gain	(54)	(168)	186	(173)
Other income, net	745	477	877	929
Income (loss) before income taxes and discontinued operations	9,522	4,316	(11,040)	(20,840)
Income tax expense	(767)	(350)	(1,551)	(815)
Income (loss) from continuing operations	8,755	3,966	(12,591)	(21,655)
Loss from discontinued operations, net of tax	—	(535)	—	(535)
Net Income (Loss)	8,755	3,431	(12,591)	(22,190)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(36)	(8)	51	109
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	597	(379)	4,449	(350)
Net Income (Loss) Attributable to SHR	9,316	3,044	(8,091)	(22,431)
Preferred shareholder dividends	(6,042)	(6,042)	(12,083)	(12,083)
Net Income (Loss) Attributable to SHR Common Shareholders	$3,274	$(2,998)	$(20,174)	$(34,514)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$9,316	$3,579	$(8,091)	$(21,896)
Loss from discontinued operations	—	(535)	—	(535)
Net income (loss)	$9,316	$3,044	$(8,091)	$(22,431)
Basic Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.02	$(0.01)	$(0.10)	$(0.18)
Loss from discontinued operations attributable to SHR common shareholders	—	—	—	—
Net income (loss) attributable to SHR common shareholders	$0.02	$(0.01)	$(0.10)	$(0.18)
Weighted average shares of common stock outstanding	206,061	202,021	205,849	194,979
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.01	$(0.01)	$(0.11)	$(0.18)
Loss from discontinued operations attributable to SHR common shareholders	—	—	—	—
Net income (loss) attributable to SHR common shareholders	$0.01	$(0.01)	$(0.11)	$(0.18)
Weighted average shares of common stock outstanding	219,227	202,021	217,006	194,979

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income (Loss)	$8,755	$3,431	$(12,591)	$(22,190)
Other comprehensive income:
Gain on currency translation adjustments	13	283	787	293
Gain on derivatives and other activity	5,415	2,349	10,404	7,506
Other comprehensive income	5,428	2,632	11,191	7,799
Comprehensive Income (Loss)	14,183	6,063	(1,400)	(14,391)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(58)	(19)	5	74
Comprehensive loss (income) attributable to the noncontrolling interests in consolidated affiliates	597	(379)	4,449	(350)
Comprehensive Income (Loss) Attributable to SHR	$14,722	$5,665	$3,054	$(14,667)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss	$(12,591)	$(22,190)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense	701	152
Depreciation and amortization	54,215	50,767
Amortization of deferred financing and interest rate swap costs	6,678	6,445
Equity in earnings of unconsolidated affiliates	(2,801)	(203)
Share-based compensation	2,993	7,501
Gain on disposal of assets, net of tax	(273)	—
Foreign currency exchange (gain) loss	(186)	708
Recognition of deferred gains	(102)	(101)
Mark to market of derivative financial instruments	(6,144)	(2,717)
Increase in accounts receivable	(21,732)	(12,074)
Increase in other assets	(4,023)	(2,214)
Increase (decrease) in accounts payable and accrued expenses	7,489	(17,602)
Net cash provided by operating activities	24,224	8,472
Investing Activities:
Proceeds from sale of assets	1,232	1,991
Cash received from unconsolidated affiliates	17,193	6,883
Acquisition of note receivable	—	(9,457)
Capital expenditures	(36,504)	(18,111)
Increase in restricted cash and cash equivalents	(7,537)	(7,200)
Net cash used in investing activities	(25,616)	(25,894)
Financing Activities:
Proceeds from issuance of common stock	—	119,600
Equity issuance costs	—	(5,501)
Preferred stock tender costs	—	(54)
Borrowings under bank credit facility	39,000	79,000
Payments on bank credit facility	(28,000)	(79,000)
Payments on mortgages and other debt	(7,296)	(5,758)
Contributions from holders of noncontrolling interests in consolidated affiliates	3,140	—
Distributions to preferred shareholders	(6,041)	(84,582)
Distributions to holders of noncontrolling interests in consolidated affiliates	(8)	(841)
Other financing activities	(4,310)	(782)
Net cash (used in) provided by financing activities	(3,515)	22,082
Effect of exchange rate changes on cash	(467)	(493)
Net change in cash and cash equivalents	(5,374)	4,167
Cash and cash equivalents, beginning of period	80,074	72,013
Cash and cash equivalents, end of period	$74,700	$76,180
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark to market of derivative instruments (see notes 2 and 9)	$(6,651)	$(2,868)
Distributions declared and payable to preferred shareholders (see note 8)	$6,042	$—
Decrease in capital expenditures recorded as liabilities	$(2,782)	$(43)
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$42,894	$34,277
Income taxes, net of refunds	$230	$(419)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2013, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2013. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of June 30, 2013, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (1)	11. JW Marriott Essex House Hotel (4)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg (5)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (6)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (6)
7. Hotel del Coronado (2)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (3)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(1)	This property is owned by an unconsolidated affiliate in which the Company holds an interest (see note 5). One land parcel at this property is subject to a ground lease arrangement.

(2)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 5).

(3)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 2).

(4)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 4).

(5)	The Company has a leasehold interest in this property.

(6)	These properties are subject to ground lease arrangements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At June 30, 2013, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 4). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At June 30, 2013, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2013, SH Funding owned interests in the Fairmont Scottsdale Princess hotel (Fairmont Scottsdale Princess Venture), the Hotel del Coronado (Hotel del Coronado Venture), the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 5), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At June 30, 2013 and December 31, 2012, restricted cash and cash equivalents included $37,185,000 and $33,832,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2013 and December 31, 2012, restricted cash and cash equivalents also included reserves of $32,992,000 and $24,747,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and six months ended June 30, 2013 and 2012, income tax expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current tax (expense):
Europe	$(298)	$(189)	$(247)	$(230)
Mexico	(34)	—	(349)	—
United States	(241)	(123)	(254)	(433)
	(573)	(312)	(850)	(663)
Deferred tax (expense) benefit:
Mexico	(363)	(156)	(870)	(580)
United States	169	118	169	428
	(194)	(38)	(701)	(152)
Total income tax expense	$(767)	$(350)	$(1,551)	$(815)
Per Share Data:
Basic income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 10) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$9,316	$3,579	$(8,091)	$(21,896)
Preferred shareholder dividends	(6,042)	(6,042)	(12,083)	(12,083)
Income (loss) from continuing operations attributable to SHR common shareholders	$3,274	$(2,463)	$(20,174)	$(33,979)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR common shareholders	$3,274	$(2,463)	$(20,174)	$(33,979)
Adjustment for noncontrolling interests in consolidated affiliates (see note 4)	(422)	—	(3,946)	—
Income (loss) from continuing operations attributable to SHR common shareholders - diluted	$2,852	$(2,463)	$(24,120)	$(33,979)

Denominator:
Weighted average shares of common stock – basic (a)	206,061	202,021	205,849	194,979
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 4)	11,157	—	11,157	—
RSUs	2,009	—	—	—
Weighted average shares of common stock – diluted	219,227	202,021	217,006	194,979
(a) Includes RSUs and Deferral Program Stock Units of 1,232 and 2,189 at June 30, 2013 and 2012, respectively, that have vested but have not yet been issued to shares of common stock.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of June 30, 2013 and 2012 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2013	2012	2013	2012
Noncontrolling interests in SHR's operating partnership	853	853	853	853
Options, RSUs and Deferral Program Stock Units	—	2,609	2,479	2,609
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three month periods ended June 30, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at March 31, 2013	$(33,465)	$(19,643)	$(53,108)
Other comprehensive income before reclassifications	409	13	422
Amounts reclassified from accumulated OCL	5,006	—	5,006
Net other comprehensive income	5,415	13	5,428
Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at March 31, 2012	$(44,353)	$(21,132)	$(65,485)
Other comprehensive (loss) income before reclassifications	(2,642)	246	(2,396)
Amounts reclassified from accumulated OCL	5,028	—	5,028
Net other comprehensive income	2,386	246	2,632
Balance at June 30, 2012	$(41,967)	$(20,886)	$(62,853)
The following tables provide the changes in accumulated OCL for the six month periods ended June 30, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive income before reclassifications	153	787	940
Amounts reclassified from accumulated OCL	10,251	—	10,251
Net other comprehensive income	10,404	787	11,191
Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive (loss) income before reclassifications	(3,196)	256	(2,940)
Amounts reclassified from accumulated OCL	10,739	—	10,739
Net other comprehensive income	7,543	256	7,799
Balance at Balance at June 30, 2012	$(41,967)	$(20,886)	$(62,853)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reclassifications out of accumulated OCL for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Amount Reclassified from Accumulated OCL
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated OCL Components	2013	2012	2013	2012	Statement of Operations Line Item
Activity related to cash flow hedges	$5,006	$5,028	$10,251	$10,739	Interest expense
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
3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of June 30, 2013 and December 31, 2012, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	June 30, 2013	December 31, 2012
Land	$565,000	$565,000
Land held for development	51,900	78,000
Leasehold interest	11,633	11,633
Buildings	1,404,763	1,409,406
Building and leasehold improvements	102,382	91,523
Site improvements	29,204	29,207
Furniture, fixtures and equipment	493,849	492,240
Improvements in progress	12,004	20,678
Total investment in hotel properties	2,670,735	2,697,687
Less accumulated depreciation	(750,301)	(727,127)
Total investment in hotel properties, net	$1,920,434	$1,970,560
Consolidated hotel properties	15	15
Consolidated hotel rooms	6,588	6,587

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
4. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company formed a joint venture arrangement (Essex House Hotel Venture) with affiliates of KSL Capital Partners, LLC (KSL) to acquire, own, manage, and operate the JW Marriott Essex House Hotel. The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled; however, it is considered a variable interest entity because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture are included in the accompanying condensed consolidated financial statements.

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the six months ended June 30, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of June 30, 2013 and December 31, 2012 includes the following (in thousands):

	June 30, 2013	December 31, 2012
Fairmont Scottsdale Princess Venture	$28,662	$25,225
Hotel del Coronado Venture	60,053	83,320
RCPM	4,018	3,943
Lot H5 Venture	19,416	—
Total investment in unconsolidated affiliates	$112,149	$112,488
Fairmont Scottsdale Princess Venture
The Company has 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture). The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company acts as asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $167,000 and $183,000 for the three months ended June 30, 2013 and 2012, respectively, and $352,000 and $386,000 for the six months ended June 30, 2013 and 2012, respectively, which are included in other income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 2013 with an option for an extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.
Hotel del Coronado Venture
The Company has a 36.4% ownership interest in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (Hotel del Coronado Venture). An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, has a 63.6% ownership interest in the Hotel del Coronado Venture and is the general partner. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $231,000 and $218,000 for the three months ended June 30, 2013 and 2012, respectively, and $418,000 and $414,000 for the six months ended June 30, 2013 and 2012, respectively, which are included in other income, net on the condensed consolidated statements of operations.
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
In March 2013, the Hotel del Coronado Venture entered into new $475,000,000 mortgage and mezzanine loans that replaced the previous $425,000,000 mortgage and mezzanine loans. The $475,000,000 loans have an initial two-year term with three, one-year extension options, subject to certain conditions. Interest is payable monthly at an annual blended interest rate of LIBOR plus 3.65%. Additionally, the Hotel del Coronado Venture purchased a two-year, 3.0% LIBOR cap, which was required by the loans.
During the six months ended June 30, 2013, the Company received distributions of $16,623,000 from the Hotel del Coronado Venture, which includes the distribution of excess proceeds from the newly refinanced mortgage and mezzanine loans.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $33,000 and $58,000 for the three months ended June 30, 2013 and 2012, respectively, and $50,000 and $71,000 for the six months ended June 30, 2013 and 2012, respectively, and are included in other income, net in the condensed consolidated statements of operations.
Lot H5 Venture
In October 2007, the Company acquired an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico, known as the Lot H5 land parcel. The Company paid cash and executed two $17,500,000 non-interest bearing promissory notes payable to the seller, Cantiles de Mita, S.A. de C.V. (Cantiles), an unaffiliated third party. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. In August 2009, the Company entered into an agreement with Cantiles, whereby the Company was released from its obligation under the second $17,500,000 note in exchange for the Company granting Cantiles a right to an equity interest in the Lot H5 land parcel (Original Lot H5 Venture Agreement). The exchange was subject to Cantiles obtaining certain permits and licenses to develop the Lot H5 land parcel and the execution of an amended venture agreement. Until the conditions of the Original Lot H5 Venture Agreement were satisfied, the Company held 100% legal title to the property and accounted for the Lot H5 land parcel as a consolidated property, which was recorded in investment in hotel properties, net on the Company's condensed consolidated balance sheet. The Company's obligation to grant Cantiles an equity interest in the Lot H5 land parcel was recorded as a liability in accounts payable and accrued expenses on the Company's condensed consolidated balance sheet.
On June 14, 2013, subsequent to Cantiles obtaining the required permits and licenses to develop the Lot H5 land parcel, the Company and Cantiles entered into an amended and restated venture agreement, forming the Lot H5 Venture. The Company has a preferred position in the Lot H5 Venture that entitles it to receive the first $12,000,000 of distributions generated from the Lot H5 land parcel with any excess distributions split equally between the Company and Cantiles. The Company jointly controls the Lot H5 Venture with Cantiles and accounts for its interest in the Lot H5 Venture as an equity method investment. The Company deconsolidated the land and recorded its share of the fair value of the land, net of the obligation to provide Cantiles with an equity interest in the Lot H5 land parcel, as an investment in unconsolidated affiliates on the condensed consolidated balance sheet. The Company did not recognize a gain or loss because the carrying value of the land was recorded at its fair value. The carrying value of the land was adjusted to fair value in the fourth quarter of 2012 based on the results of an impairment test performed during that period.
Condensed Combined Financial Information of Investment in Unconsolidated Affiliates:
The following is summarized financial information for the Company’s unconsolidated affiliates as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 (in thousands):

	June 30, 2013	December 31, 2012
Assets
Investment in hotel properties, net	$729,759	$706,359
Intangible assets, net	42,388	51,862
Cash and cash equivalents	26,840	21,853
Restricted cash and cash equivalents	28,970	24,042
Prepaid expenses and other assets	34,588	24,350
Total assets	$862,545	$828,466
Liabilities and Partners’ Equity
Mortgage and other debt payable	$608,000	$558,000
Other liabilities	52,796	53,031
Partners’ equity	201,749	217,435
Total liabilities and partners’ equity	$862,545	$828,466

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Hotel operating revenue	$61,961	$53,657	$123,247	$111,483
Residential sales	2,851	6,441	4,235	7,630
Total revenues	64,812	60,098	127,482	119,113
Expenses
Hotel operating expenses	44,511	39,664	88,354	80,615
Residential costs of sales	2,065	4,457	2,952	4,873
Depreciation and amortization	8,451	8,574	17,261	17,116
Other operating expenses	1,197	1,781	2,136	2,936
Total operating expenses	56,224	54,476	110,703	105,540
Operating income	8,588	5,622	16,779	13,573
Interest expense, net	(5,755)	(7,967)	(13,109)	(15,988)
Other (expenses) income, net	(86)	(56)	(122)	62
Net income (loss)	$2,747	$(2,401)	$3,548	$(2,353)
Equity in earnings (losses) in unconsolidated affiliates
Net income (loss)	$2,747	$(2,401)	$3,548	$(2,353)
Partners’ share of income (loss) of unconsolidated affiliates	(1,541)	1,316	(1,346)	1,711
Adjustments for basis differences, taxes and intercompany eliminations	250	368	599	845
Total equity in earnings (losses) of unconsolidated affiliates	$1,456	$(717)	$2,801	$203
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings (losses) of the unconsolidated affiliates.
6. OPERATING LEASE AGREEMENTS
In February 2013, the Company amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term of the lease through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $51,000 and $50,000 of the deferred gain for the three months ended June 30, 2013 and 2012, respectively, and for the six months ended June 30, 2013 and 2012 recognized $102,000 and $101,000, respectively. As of June 30, 2013 and December 31, 2012, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $3,367,000 and $3,497,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,784,000 (adjusting by an index formula) ($4,923,000 based on the foreign exchange rate as of June 30, 2013) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at June 30, 2013 and December 31, 2012 was $2,472,000 and $2,507,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
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
Mortgages and other debt payable at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a)	Maturity	June 30, 2013	December 31, 2012
Marriott London Grosvenor Square(b)	1.10%	October 2013	106,538	115,468
Four Seasons Washington, D.C.(c)	3.15%	July 2014	130,000	130,000
Loews Santa Monica Beach Hotel(c)	3.85%	July 2015	110,000	110,000
JW Marriott Essex House Hotel(c)	4.00%	September 2015	189,321	190,000
InterContinental Miami(c)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	93,815	95,167
Westin St. Francis	Fixed	June 2017	211,144	214,186
Hyatt Regency La Jolla(d)	4.00%/Fixed	December 2017	89,411	90,000
InterContinental Chicago	Fixed	August 2021	145,000	145,000
Total mortgages payable(e)			1,160,229	1,174,821
Other debt(f)	Fixed	January 2014	1,476	1,476
Total mortgages and other debt payable			$1,161,705	$1,176,297

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.19% at June 30, 2013) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square hotel (£70,040,000 and £71,070,000 at June 30, 2013 and December 31, 2012, respectively), the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (d) below). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.51% at June 30, 2013) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)
On August 7, 2013, the Company entered into an amendment to the mortgage loan. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.

(c)
The mortgage loan secured by the Four Seasons Washington, D.C. hotel has two, one-year extension options; the mortgage loan secured by the InterContinental Miami hotel has two, one-year extension options; the mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options; and the mortgage loan secured by the JW Marriott Essex House Hotel has two, one-year extension options. All of the extension options are subject to certain conditions. The maturity dates in the table exclude extension options.

(d)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,411,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(e)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2013.

(f)
A consolidated affiliate of the Company that owns a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

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
The interest rate at June 30, 2013 was 3.19% and the weighted average interest rate for the six months ended June 30, 2013 was 3.20%. At June 30, 2013, maximum availability under the bank credit facility was $300,000,000 and there was $157,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $15,569,000 (see note 12). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2013.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of June 30, 2013 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2013 (remainder)	$113,010
2014	15,348
2015	173,246
2016	150,661
2017	548,248
Thereafter	318,192
Total	$1,318,705
Interest Expense:
Interest expense includes a reduction related to capitalized interest of $179,000 and $369,000 for the three months ended June 30, 2013 and 2012, respectively, and $440,000 and $679,000 for the six months ended June 30, 2013 and 2012, respectively. Total interest expense includes amortization of deferred financing costs of $1,253,000 and $904,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,528,000 and $1,807,000 for the six months ended June 30, 2013 and 2012, respectively.
8. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2012 (excluding 853,027 and 853,461 units of SH Funding (OP Units) outstanding at June 30, 2013 and December 31, 2012, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2012	204,309
RSUs redeemed for shares of SHR common stock	1,217
OP Units redeemed for shares of SHR common stock	1
Outstanding at June 30, 2013	205,527
As of June 30, 2013, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Stockholder Rights Plan
On May 30, 2013, the Company entered into an amendment to terminate its stockholder rights plan effective as of such date.

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
Distributions
Distributions are declared quarterly to holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Dividends on the preferred stock are cumulative. SHR's board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the second quarter of 2013. The distributions were paid on July 1, 2013 to holders of record as of the close of business on June 14, 2013.
Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for shares of common stock	12	—	12	—
Net loss	(8,091)	(4,449)	(12,540)	(51)
CTA	783	—	783	4
Derivatives and other activity	10,362	—	10,362	42
Share-based compensation	(1,324)	—	(1,324)	(5)
Declared distributions to preferred shareholders	(12,083)	—	(12,083)	—
Redemption value adjustment	(2,213)	—	(2,213)	2,213
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(8)	(8)	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	108	—	108	(108)
Balance at June 30, 2013	$694,882	$89,040	$783,922	$7,558

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
Common stock issued	113,574	—	113,574	525
RSUs redeemed for shares of common stock	2	—	2	—
Net (loss) income	(22,431)	350	(22,081)	(109)
CTA	292	—	292	1
Derivatives and other activity	7,472	—	7,472	34
Share-based compensation	3,593	—	3,593	18
Declared distributions to preferred shareholders	(12,083)	(841)	(12,924)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(715)	—	(715)	715
Other	254	(66)	188	(254)
Balance at June 30, 2012	$744,102	$7,665	$751,767	$5,513

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

As of June 30, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,558,000 (based on the June 28, 2013 SHR common stock closing price of $8.86) and $5,463,000 (based on the December 31, 2012 SHR common stock closing price of $6.40), respectively. As of June 30, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,513,000 (based on the June 29, 2012 SHR common stock closing price of $6.46) and $4,583,000 (based on the December 30, 2011 SHR common stock closing price of $5.37), respectively.
9. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate caps and swaps. The Company enters into interest rate caps and swaps with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The caps limit the Company’s exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. Upon extinguishment of debt, income effects of cash flow hedges are reclassified from accumulated OCL to interest expense or loss on early extinguishment of debt as appropriate. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of June 30, 2013. As of June 30, 2013 and December 31, 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $14,279,000 will be reclassified as an increase to interest expense.
As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£70,040
At June 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at June 30, 2013 and December 31, 2012, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £70,040,000 and £71,070,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	4	$502,000
At June 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At June 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s interest rate cap agreements was $502,000,000 and $502,000,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.50% to 4.00% and maturity dates ranging from July 2013 to November 2015.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2013	December 31, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(25,759)	$(33,929)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(12,506)	$(17,157)
Interest rate caps	Prepaid expenses and other assets	$135	$113
The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of June 30, 2013 or December 31, 2012. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the six months ended June 30, 2013 and 2012 (in thousands):

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	12,821
Balance as of June 30, 2013	$(38,265)

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	5,556
Balance as of June 30, 2012	$(60,838)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of gain recognized in accumulated OCL	$408	$(2,679)	$301	$(3,233)
Effective portion of loss reclassified into interest expense	$(5,074)	$(5,227)	$(10,387)	$(10,938)
Ineffective portion of loss recognized in interest expense	$(12)	$(796)	$(29)	$(1,587)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(39)	$(1,184)	$(104)	$(2,012)
Interest rate caps:
Gain recognized in other income, net	$64	$—	$22	$(3)

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
As of June 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40,424,000. As of June 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $40,424,000. The Company has not breached any of the provisions as of June 30, 2013.
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
The Company recorded compensation expense of $1,878,000 and $1,770,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended June 30, 2013 and 2012, respectively, and $2,993,000 and $2,729,000 for the six months ended June 30, 2013 and 2012, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of June 30, 2013, there was unrecognized compensation expense of $3,574,000 related to nonvested RSUs and $4,307,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.01 years for nonvested RSUs and 2.24 years for performance share awards.
Value Creation Plan and Deferral Program:
Under the provisions of the Company's Value Creation Plan, the Company paid 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on no more than 174,828,353 shares of common stock) to the participants in the Value Creation Plan in 2012 because the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 was at least $4.00 (Normal Distribution Amount).
On June 29, 2011, SHR and its former president and chief executive officer, Laurence S. Geller, entered into the Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (Deferral Program). Pursuant to the Deferral Program, Mr. Geller elected to defer up to 50% of his share of the Normal Distribution Amount payable pursuant to the Value Creation Plan and have such Normal Distribution Amount instead be converted into Deferral Program Stock Units on the basis of the fair market value of a share of SHR common stock at the time the Normal Distribution Amount would otherwise have been paid. Each Deferral Program Stock Unit was converted on a one-for-one basis into a share of SHR common stock on June 3, 2013.
Total compensation expense recognized in corporate expenses on the condensed consolidated statement of operations under the Value Creation Plan for the three and six months ended June 30, 2012 was $(3,167,000) and $4,772,000, respectively. In April 2012, the Company paid the Value Creation Plan participants $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding settled in June 2013 in accordance with the terms of the Deferral Program.
11. RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s former president and chief executive officer, previously served as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 was $180,000 and Mr. Warning received cash bonuses in 2012 of $86,000. Mr. Warning received grants of RSUs of 4,698 in 2012 and a grant of 9,538 performance share awards in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan. In December 2012, the Company entered into a severance agreement with Mr. Warning and recorded $256,000 in corporate expenses for the year ended December 31, 2012. Under the severance agreement, all unvested RSUs and performance shares were forfeited.
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
Letters of Credit:
As of June 30, 2013, the Company provided a $150,000 letter of credit related to its office space lease, a $1,391,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $14,028,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below.
Construction Contracts:
The Company has executed various contracts related to construction activities. As of June 30, 2013, the Company’s obligations under these contracts amounted to approximately $2,422,000. The construction activities are expected to be completed in 2013.
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of June 30, 2013, the Essex House Hotel Venture's obligation under this agreement is approximately $11,728,000. The improvements are to be completed by December 2014.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2013 and December 31, 2012, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At June 30, 2013 and December 31, 2012, the carrying value of the Company's mortgages and other debt payable and the bank credit facility was $1,318,705,000 and $1,322,297,000, respectively. At June 30, 2013 and December 31, 2012, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,340,000,000 and $1,346,000,000, respectively.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of June 30, 2013, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$225,940	$182,379	$405,920	$341,766
Mexico	7,518	8,153	20,624	18,083
Europe	10,707	10,869	19,088	19,831
Total	$244,165	$201,401	$445,632	$379,680

	June 30, 2013	December 31, 2012
Long-lived Assets:
United States	$1,785,307	$1,802,770
Mexico	116,821	144,392
Europe	86,546	94,388
Total	$1,988,674	$2,041,550
15. MANAGEMENT AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. As of June 30, 2013, the Essex House Hotel Venture had $8,196,000 recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to two hotels not owned by the Company. The Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended June 30, 2013 and 2012, respectively, and fees of $200,000 and $200,000 for the six months ended June 30, 2013 and 2012, respectively, under these agreements, which are included in other income, net in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENT
On August 7, 2013, the Company entered into an amendment to the mortgage loan secured by the Marriott London Grosvenor Square hotel (see note 7). The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of June 30, 2013.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2013. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2013, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the second quarter of 2013, driven by improved demand in group business and increases in average room rates.
The second quarter of 2013 represented the thirteenth consecutive quarter of RevPAR growth and profit margin expansion for our Same Store North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates and those owned for less than five quarters, increased 3.2 percentage points in occupancy, driven by an 11.1% increase in group room nights offset by a 0.1% decrease in transient room nights compared to the quarter ended June 30, 2012. ADR at our North American Same Store Assets increased 5.5% in the second quarter of 2013, as a result of a 6.1% increase in transient rate and a 5.2% increase in group rate, compared to the second quarter of 2012. For the quarter ended June 30, 2013, RevPAR in this portfolio increased 9.9% and Total RevPAR increased 9.8%, compared to the quarter ended June 30, 2012.
Our total North American portfolio of 16 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended June 30, 2013, RevPAR for our total North American portfolio increased 9.1%, driven by a 5.0% increase in ADR and a 2.9 percentage point increase in occupancy, compared to the quarter ended June 30, 2012.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. For the second quarter of 2013, occupancy at the Four Seasons Punta Mita Resort decreased by 7.7 percentage points, leading to a 5.0% decrease in RevPAR, compared to the quarter ended June 30, 2012.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a robust and sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, definite group room nights for 2013 as of June 30, 2013 are up 2.6% compared to the same time last year and booked at 3.9% higher rates. For 2014, definite group room nights as of June 30, 2013 are up 8.8% compared to the same time last year and booked at 5.1% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
European Strategy
We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague hotel and our leasehold interest in the Paris Marriott hotel. Our remaining European assets are the Marriott London Grosvenor Square hotel and our leasehold interest in the Marriott Hamburg hotel. We continue to opportunistically explore options to exit these investments, including hiring a hotel brokerage and investment firm to advise us on the marketing and sale of the Marriott London Grosvenor Square hotel, and still intend to be North American-centric with respect to any new acquisitions.

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

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment.

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
Our Same Store Assets for purposes of the comparison of the three and six months ended June 30, 2013 and 2012 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2013 and 2012 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2013	2012	2013	2012
Revenues:
Rooms	55.9%	53.9%	53.7%	53.9%
Food and beverage	34.0%	35.4%	35.3%	35.4%
Other hotel operating revenue	9.6%	10.1%	10.4%	10.1%
Lease revenue	0.5%	0.6%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the three and six months ended June 30, 2013 and 2012, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the JW Marriott Essex House Hotel for the three and six months ended June 30, 2013 and 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 60.7% and 57.7% of the rooms sold during the six months ended June 30, 2013 and 2012, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 39.3% and 42.3% of the rooms sold during the six months ended June 30, 2013 and 2012, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2012 and the first half of 2013, demand at our hotels increased, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2013 and 2012 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2013	2012	2013	2012
Hotel Operating Expenses:
Rooms	20.7%	20.0%	19.9%	20.0%
Food and beverage	32.9%	32.7%	33.2%	32.8%
Other departmental expenses	32.9%	34.3%	33.7%	34.5%
Management fees	4.0%	4.0%	4.2%	4.0%
Other hotel expenses	9.5%	9.0%	9.0%	8.7%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.1% and 49.0% of the Total Portfolio total hotel operating expenses for the six months ended June 30, 2013 and 2012, respectively.
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
Ground Lease Amendment. In February 2013, we amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term of the lease through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
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

Mortgage Loan Agreements. On August 7, 2013, we entered into an amendment to the mortgage loan secured by the Marriott London Grosvenor Square hotel. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.
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

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012
Operating Results
The following table presents the operating results for the three months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$138,509	$110,132	$28,377	25.8%	$120,546	$110,132	$10,414	9.5%
Food and beverage	84,521	71,931	12,590	17.5%	79,509	71,931	7,578	10.5%
Other hotel operating revenue	19,975	18,173	1,802	9.9%	19,722	18,161	1,561	8.6%
Lease revenue	1,160	1,165	(5)	(0.4)%	1,160	1,165	(5)	(0.4)%
Total revenues	244,165	201,401	42,764	21.2%	220,937	201,389	19,548	9.7%
Operating Costs and Expenses:
Hotel operating expenses	179,920	148,361	(31,559)	(21.3)%	160,550	147,851	(12,699)	(8.6)%
Lease expense	1,206	1,143	(63)	(5.5)%	1,206	1,143	(63)	(5.5)%
Depreciation and amortization	26,997	25,277	(1,720)	(6.8)%	24,206	25,014	808	3.2%
Corporate expenses	7,409	2,866	(4,543)	(158.5)%	—	—	—	—
Total operating costs and expenses	215,532	177,647	(37,885)	(21.3)%	185,962	174,008	(11,954)	(6.9)%
Operating income	28,633	23,754	4,879	20.5%	34,975	27,381	7,594	27.7%
Interest expense, net	(21,258)	(19,030)	(2,228)	(11.7)%
Equity in earnings (losses) of unconsolidated affiliates	1,456	(717)	2,173	303.1%
Foreign currency exchange loss	(54)	(168)	114	67.9%
Other income, net	745	477	268	56.2%
Income before income taxes and discontinued operations	9,522	4,316	5,206	120.6%
Income tax expense	(767)	(350)	(417)	(119.1)%
Income from continuing operations	8,755	3,966	4,789	120.8%
Loss from discontinued operations, net of tax	—	(535)	535	100.0%
Net income	8,755	3,431	5,324	155.2%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(36)	(8)	(28)	(350.0)%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	597	(379)	976	257.5%
Net income attributable to SHR	$9,316	$3,044	$6,272	206.0%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$34,975	$27,381	$7,594	27.7%
Corporate expenses					(7,409)	(2,866)	(4,543)	(158.5)%
Corporate depreciation and amortization					(127)	(264)	137	51.9%
Non-Same Store Assets operating income (loss)					1,194	(497)	1,691	340.2%
Total Portfolio operating income					$28,633	$23,754	$4,879	20.5%
Operating Data (1):
Number of hotels	16	15			15	15
Number of rooms	6,866	6,356			6,356	6,356

(1)	Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates.

Rooms. Our Same Store Assets contributed to a $10.4 million, or 9.5%, increase in rooms revenue for the three months ended June 30, 2013 from the three months ended June 30, 2012. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	79.9%	76.9%	3.9%
ADR	$272.64	$260.28	4.7%
RevPAR	$217.95	$200.10	8.9%
The increase in RevPAR for the Same Store Assets resulted from an increase in ADR and a 3.0 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 10.2% increase in group occupancy and 5.4% and 4.3% increases in transient and group ADR, respectively, resulting from improving market conditions at many of our Same Store Assets for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012.
For the Total Portfolio, rooms revenue increased $28.4 million, or 25.8%, for the three months ended June 30, 2013 from the three months ended June 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes $18.0 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the three months ended June 30, 2013 and 2012 are summarized as follows:

	Three Months Ended June 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	80.4%	76.9%	4.6%
ADR	$287.48	$260.28	10.5%
RevPAR	$231.00	$200.10	15.4%
Food and Beverage. Our Same Store Assets experienced a $7.6 million, or 10.5%, increase in food and beverage revenue for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included several redesigned restaurants and increased banquet revenues due to an increase in group occupancy. For the Total Portfolio, food and beverage revenue increased $12.6 million, or 17.5%, when comparing the three months ended June 30, 2013 to the three months ended June 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $5.0 million of additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $1.6 million, or 8.6%, for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, primarily due to an increase in theater revenue at the Marriott Lincolnshire Resort resulting from an increase in performances as compared to the prior period, an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel, an increase in cancellation revenues and an increase in spa revenues due to increases in occupancy.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2013 and 2012, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$38,198	$29,983	$(8,215)	(27.4)%	$32,825	$29,983	$(2,842)	(9.5)%
Food and beverage	60,038	48,317	(11,721)	(24.3)%	54,233	48,317	(5,916)	(12.2)%
Other departmental expenses	57,941	51,084	(6,857)	(13.4)%	53,029	51,084	(1,945)	(3.8)%
Management fees	7,418	6,214	(1,204)	(19.4)%	6,954	6,214	(740)	(11.9)%
Other hotel expenses	16,325	12,763	(3,562)	(27.9)%	13,509	12,253	(1,256)	(10.3)%
Total hotel operating expenses	$179,920	$148,361	$(31,559)	(21.3)%	$160,550	$147,851	$(12,699)	(8.6)%
Hotel operating expenses for our Same Store Assets increased by $12.7 million, or 8.6%, primarily due to:

•	$6.1 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$1.3 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$1.0 million higher travel agent commissions, which increased due to higher occupancy and rates,

•	$0.7 million higher management fees,

•	$0.4 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.4 million higher insurance costs, and

•	$0.3 million higher real estate taxes.
For the Total Portfolio, hotel operating expenses increased by $31.6 million, or 21.3%, for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes $18.3 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $0.8 million, or 3.2%, for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization increased $1.7 million, or 6.8%, for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The Total Portfolio includes an increase in depreciation expense of $2.7 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Corporate Expenses. Corporate expenses increased $4.5 million, or 158.5%, for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The increase in corporate expenses is primarily due to a $3.2 million credit in the prior period related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan and Deferral Program" for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the three months ended June 30, 2013.

Interest Expense, Net. The $2.2 million, or 11.7%, increase in interest expense, net for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012, was primarily due to:

•	a $5.0 million increase attributable to higher average borrowings,

•	a $0.3 million increase in the amortization of deferred financing costs, and

•	a $0.2 million decrease in capitalized interest, partially offset by

•	a $1.9 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $1.1 million decrease due to lower average interest rates, and

•	a $0.3 million decrease in amortization of interest rate swap costs.
The components of interest expense, net for the three months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Mortgages and other debt	$(20,042)	$(17,093)
Bank credit facility	(1,384)	(482)
Amortization of deferred financing costs	(1,253)	(904)
Amortization of interest rate swap costs	(1,879)	(2,157)
Mark to market of certain interest rate swaps	3,100	1,187
Interest income	21	50
Capitalized interest	179	369
Total interest expense, net	$(21,258)	$(19,030)
The weighted average debt outstanding for the three months ended June 30, 2013 and 2012 amounted to $1.3 billion and $1.1 billion, respectively. At June 30, 2013, including the effect of interest rate swaps, approximately 74.0% of our total debt had fixed interest rates.
Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.
Three months ended June 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Four Seasons Residence Club Punta Mita (RCPM)	Total
Equity in earnings	$913	$481	$62	$1,456
Depreciation and amortization	1,632	1,886	—	3,518
Interest expense	196	1,944	7	2,147
Income tax expense	—	31	20	51
Three months ended June 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	RCPM	Total
Equity in (losses) earnings	$(326)	$(557)	$166	$(717)
Depreciation and amortization	1,776	1,980	23	3,779
Interest expense	195	2,932	23	3,150
Income tax (benefit) expense	—	(100)	60	(40)

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

We recorded $1.5 million of equity in earnings during the three months ended June 30, 2013, which is a $2.2 million change from the $0.7 million equity in losses recorded during the three months ended June 30, 2012, primarily due to an increase in operating income at the Fairmont Scottsdale Princess hotel and a decrease in interest expense at the Hotel del Coronado.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The increase in other income, net of $0.3 million for the three months ended June 30, 2013 when compared to the prior period, is primarily due to a gain related to a sale of a condominium unit at the JW Marriott Essex House Hotel in June 2013.
Income Tax Expense. Income tax expense increased $0.4 million, or 119.1%, during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. The increase in income taxes primarily relates to an increase in deferred tax expense at the Four Seasons Punta Mita Resort, an increase in current taxes at the Marriott London Grosvenor Square hotel and current taxes at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Net Loss (Income) Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the three months ended June 30, 2013 was $0.6 million, a change of $1.0 million, from net income attributable to noncontrolling interests of $0.4 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012
Operating Results

The following table presents the operating results for the six months ended June 30, 2013 and 2012, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$248,922	$204,642	$44,280	21.6%	$218,388	$204,642	$13,746	6.7%
Food and beverage	151,635	134,410	17,225	12.8%	143,397	134,410	8,987	6.7%
Other hotel operating revenue	42,715	38,298	4,417	11.5%	42,172	38,283	3,889	10.2%
Lease and other revenue	2,360	2,330	30	1.3%	2,360	2,330	30	1.3%
Total revenues	445,632	379,680	65,952	17.4%	406,317	379,665	26,652	7.0%
Operating Costs and Expenses:
Hotel operating expenses	347,814	293,120	(54,694)	(18.7)%	310,350	292,046	(18,304)	(6.3)%
Lease expense	2,382	2,311	(71)	(3.1)%	2,382	2,311	(71)	(3.1)%
Depreciation and amortization	54,215	50,767	(3,448)	(6.8)%	48,670	50,239	1,569	3.1%
Corporate expenses	13,393	16,676	3,283	19.7%	—	—	—	—
Total operating costs and expenses	417,804	362,874	(54,930)	(15.1)%	361,402	344,596	(16,806)	(4.9)%
Operating income	27,828	16,806	11,022	65.6%	44,915	35,069	$9,846	28.1%
Interest expense, net	(42,732)	(38,605)	(4,127)	(10.7)%
Equity in earnings of unconsolidated affiliates	2,801	203	2,598	1,279.8%
Foreign currency exchange gain (loss)	186	(173)	359	207.5%
Other income, net	877	929	(52)	(5.6)%
Loss before income taxes and discontinued operations	(11,040)	(20,840)	9,800	47.0%
Income tax expense	(1,551)	(815)	(736)	(90.3)%
Loss from continuing operations	(12,591)	(21,655)	9,064	41.9%
Loss from discontinued operations, net of tax	—	(535)	535	100.0%
Net loss	(12,591)	(22,190)	9,599	43.3%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	51	109	(58)	(53.2)%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	4,449	(350)	4,799	1,371.1%
Net (loss) attributable to SHR	$(8,091)	$(22,431)	$14,340	63.9%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$44,915	$35,069	$9,846	28.1%
Corporate expenses					(13,393)	(16,676)	3,283	19.7%
Corporate depreciation and amortization					(258)	(529)	271	51.2%
Non-Same Store Assets operating income					(3,436)	(1,058)	(2,378)	(224.8)%
Total Portfolio operating income					$27,828	$16,806	$11,022	65.6%
Operating Data (1):
Number of hotels	16	15			15	15
Number of rooms	6,866	6,356			6,356	6,356
(1) Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Our Same Store Assets contributed to a $13.7 million, or 6.7%, increase in rooms revenue for the six months ended June 30, 2013 from the six months ended June 30, 2012. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	73.3%	72.5%	1.1%
ADR	$270.65	$256.53	5.5%
RevPAR	$198.30	$185.91	6.7%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 0.8 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 2.3% increase in transient occupancy and 5.6% and 5.0% increases in transient and group ADR, respectively, resulting from improving market conditions at many of our Same Store Assets for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.
For the Total Portfolio, rooms revenue increased $44.3 million, or 21.6%, for the six months ended June 30, 2013 from the six months ended June 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes $30.5 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the six months ended June 30, 2013 and 2012 are summarized as follows:

	Six Months Ended June 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	73.9%	72.5%	1.9%
ADR	$281.85	$256.53	9.9%
RevPAR	$208.26	$185.91	12.0%
Food and Beverage. Our Same Store Assets experienced a $9.0 million, or 6.7%, increase in food and beverage revenue for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included several redesigned restaurants. For the Total Portfolio, food and beverage revenue increased $17.2 million, or 12.8%, when comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $8.2 million additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $3.9 million, or 10.2%, for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 primarily due to an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel and the Four Seasons Punta Mita Resort, and an increase in theater revenue at the Marriott Lincolnshire Resort resulting from an increase in performances as compared to the prior period.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2013 and 2012, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$72,186	$58,559	$(13,627)	(23.3)%	$61,838	$58,559	$(3,279)	(5.6)%
Food and beverage	114,404	95,710	(18,694)	(19.5)%	103,140	95,710	(7,430)	(7.8)%
Other departmental expenses	114,426	100,649	(13,777)	(13.7)%	104,561	100,649	(3,912)	(3.9)%
Management fees	13,743	11,830	(1,913)	(16.2)%	12,957	11,830	(1,127)	(9.5)%
Other hotel expenses	33,055	26,372	(6,683)	(25.3)%	27,854	25,298	(2,556)	(10.1)%
Total hotel operating expenses	$347,814	$293,120	$(54,694)	(18.7)%	$310,350	$292,046	$(18,304)	(6.3)%
Hotel operating expenses for our Same Store Assets increased by $18.3 million, or 6.3%, primarily due to:

•	$8.7 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$1.9 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$1.1 million higher management fees,

•	$0.7 million higher travel agent commissions, which increased due to higher occupancy and rates and food,

•	$0.6 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.4 million higher real estate taxes,

•	$0.4 million higher insurance costs, and

•	$0.3 million higher marketing costs.
For the Total Portfolio, hotel operating expenses increased by $54.7 million, or 18.7%, for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes $35.8 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $1.6 million, or 3.1%, for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012 primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization increased $3.4 million, or 6.8%, for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The Total Portfolio also includes an increase in depreciation expense of $5.3 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Corporate Expenses. Corporate expenses decreased $3.3 million, or 19.7%, for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The decrease in corporate expenses is primarily due to a $4.8 million decrease related to the Value Creation Plan. See "Item 1. Financial Statements - 10. Share-Based Employee Compensation Plans - Value Creation Plan and Deferral Program" for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the six months ended June 30, 2013.
Interest Expense, Net. The $4.1 million, or 10.7%, increase in interest expense, net for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012, was primarily due to:

•	a $9.3 million increase attributable to higher average borrowings,

•	a $0.7 million increase in the amortization of deferred financing costs, and

•	a $0.2 million decrease in capitalized interest, partially offset by

•	a $3.4 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $1.9 million decrease due to lower average interest rates, and

•	a $0.8 million decrease in amortization of interest rate swap costs.
The components of interest expense, net for the six months ended June 30, 2013 and 2012 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Mortgages and other debt	$(39,970)	$(34,217)
Bank credit facility	(2,815)	(1,220)
Amortization of deferred financing costs	(2,528)	(1,807)
Amortization of interest rate swap costs	(4,036)	(4,837)
Mark to market of certain interest rate swaps	6,144	2,717
Interest income	33	80
Capitalized interest	440	679
Total interest expense, net	$(42,732)	$(38,605)
The weighted average debt outstanding for each of the six months ended June 30, 2013 and 2012 amounted to $1.3 billion and $1.0 billion, respectively. At June 30, 2013, including the effect of interest rate swaps, approximately 74.0% of our total debt had fixed interest rates.
Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Six months ended June 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	RCPM	Total
Equity in earnings (losses)	$3,655	$(930)	$76	$2,801
Depreciation and amortization	3,472	3,751	1	7,224
Interest expense	390	4,434	24	4,848
Income tax (benefit) expense	—	(63)	23	(40)
Six months ended June 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	RCPM	Total
Equity in earnings (losses)	$1,969	$(1,965)	$199	$203
Depreciation and amortization	3,547	3,949	46	7,542
Interest expense	398	5,880	46	6,324
Income tax (benefit) expense	—	(368)	72	(296)
We recorded $2.8 million of equity in earnings during the six months ended June 30, 2013, which is a $2.6 million increase from the $0.2 million equity in earnings recorded during the six months ended June 30, 2012, primarily due to an increase in operating income at the Fairmont Scottsdale Princess hotel and a decrease in interest expense at the Hotel del Coronado.
Foreign Currency Exchange Gain (Loss). We recorded foreign currency exchange gain of $0.2 million for the six months ended June 30, 2013 and foreign currency exchange loss of $0.2 million for the six months ended June 30, 2012. The change of $0.4 million was primarily related to working capital changes at certain foreign hotel properties.

Income Tax Expense. Income tax expense increased $0.7 million, or 90.3%, during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. The increase in income taxes primarily relates to an increase in current and deferred tax expense at the Four Seasons Punta Mita Resort.
Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations, net of tax of $0.5 million for the six months ended June 30, 2012 consisted of a foreign currency exchange loss related to the sale of the Paris Marriott hotel.
Net Loss (Income) Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the six months ended June 30, 2013 was $4.4 million, a change of $4.8 million from net income attributable to noncontrolling interests of $0.4 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.
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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of June 30, 2013, we had approximately $19.3 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2013. As of June 30, 2013, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility, and we had $157.0 million outstanding borrowings on our $300.0 million bank credit facility and $15.6 million in letters of credit outstanding.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of August 7, 2013, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $167.6 million.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Preferred dividends for the second quarter of 2013 were paid on July 1, 2013 to holders of record as of the close of business on June 14, 2013. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Capital expenditures for the six months ended June 30, 2013 and 2012 amounted to $36.5 million and $18.1 million, respectively. Included in the 2013 and 2012 amounts were $0.4 million and $0.7 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2013, we expect to spend approximately $26.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $14.0 million on owner-funded projects, subject to adjustments based on continued evaluation. For the remainder of the year ending December 31, 2013, we expect to spend approximately $6.0 million on renovations and improvements as required by the JW Marriott Essex House Hotel management agreement.

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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of June 30, 2013 (in thousands):

	Balance as of June 30, 2013	Remainder of 2013	2014	2015	2016	2017	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,411	$—	$—	$—	$—	$89,411	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 1.10%(2)	106,538	106,538	—	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	130,000	—	—
Fairmont Chicago, 6.09%	93,815	1,393	2,917	3,099	3,294	83,112	—
Westin St. Francis, 6.09%	211,144	3,135	6,565	6,976	7,413	187,055	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	110,000	1,000	2,000	2,000	2,000	2,000	101,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%(3)	189,321	—	—	1,200	4,800	183,321	—
InterContinental Miami, LIBOR plus 3.50%	85,000	—	422	889	952	1,021	81,716
InterContinental Chicago, 5.61%	145,000	944	1,968	2,082	2,202	2,328	135,476
Total mortgages payable(4)	1,160,229	113,010	13,872	16,246	150,661	548,248	318,192
Other debt, 5.00%(5)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$1,161,705	$113,010	$15,348	$16,246	$150,661	$548,248	$318,192

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.4 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)
On August 7, 2013, we entered into an amendment to this loan. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.

(3)	Subject to a 0.75% LIBOR floor.

(4)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2013.

(5)
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
Equity Securities
As of June 30, 2013, we had 3,059,272 RSUs outstanding, of which 1,231,800 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2012 to June 30, 2013 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2012	204,308,710	853,461	205,162,171
RSUs redeemed for shares of our common stock	1,217,905	—	1,217,905
OP Units redeemed for shares of our common stock	434	(434)	—
Outstanding at June 30, 2013	205,527,049	853,027	206,380,076
Cash Flows
Operating Activities. Net cash provided by operating activities was $24.2 million and $8.5 million for the six months ended June 30, 2013 and 2012, respectively. Cash flows from operations increased from 2012 to 2013 primarily due to improved operations at the Same Store Assets and the JW Marriott Essex House Hotel, which we acquired in September 2012.
Investing Activities. Net cash used in investing activities was $25.6 million and $25.9 million for the six months ended June 30, 2013 and 2012, respectively. The significant investing activities during these periods are summarized below:

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the six months ended June 30, 2012.

•
We sold a condominium unit at the JW Marriott Essex House Hotel and received $1.2 million during the six months ended June 30, 2013. We sold our leasehold interest in the Paris Marriott and received $2.0 million during the six months ended June 30, 2012.

•	We received cash from unconsolidated affiliates of $17.2 million and $6.9 million during the six months ended June 30, 2013 and 2012, respectively.

•
We disbursed $36.5 million and $18.1 million during the six months ended June 30, 2013 and 2012, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $7.5 million and $7.2 million during the six months ended June 30, 2013 and 2012, respectively.
Financing Activities. Net cash used in financing activities was $3.5 million for the six months ended June 30, 2013 and net cash provided by financing activities was $22.1 million for the six months ended June 30, 2012. The significant financing activities during these periods are summarized below:

•	We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the six months ended June 30, 2012.

•	We distributed $6.0 million and $84.6 million to our preferred shareholders during the six months ended June 30, 2013 and 2012.

•	We had net borrowings of $11.0 million during the six months ended June 30, 2013. During the six months ended June 30, 2012 we had no net borrowings.

•	We made payments of $7.3 million and $5.8 million on mortgages and other debt during the six months ended June 30, 2013 and 2012, respectively.

•	We received contributions of $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the six months ended June 30, 2013.
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
Preferred dividends for the second quarter of 2013 were paid on July 1, 2013 to holders of record as of the close of business on June 14, 2013. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of June 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)(3)	$1,318,705	$113,010	$339,255	$733,426	$133,014
Interest on long-term debt obligations (3)(4)	294,472	41,116	188,940	45,031	19,385
Operating lease obligations—ground leases and office space	129,569	935	5,694	3,082	119,858
Operating leases—Marriott Hamburg	83,693	2,462	14,769	9,846	56,616
JW Marriott Essex House Hotel property improvements	11,728	6,024	5,704	—	—
Construction contracts	2,422	2,422	—	—	—
Total	$1,840,589	$165,969	$554,362	$791,385	$328,873

(1)	These amounts represent obligations that are due within fiscal year 2013.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	On August 7, 2013, we entered into an amendment to the mortgage loan secured by the Marriott London Grosvenor Square hotel. See "—Liquidity and Capital Resources-Mortgages and other debt payable."

(4)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2013 and includes the effect of our interest rate swaps.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of June 30, 2013, $37.2 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $28.7 million and $25.2 million as of June 30, 2013 and December 31, 2012, respectively. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $3.7 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $60.1 million and $83.3 million as of June 30, 2013 and December 31, 2012, respectively. Our equity in losses of the Hotel del Coronado Venture was $0.9 million and $2.0 million for the six months ended June 30, 2013 and 2012, respectively.
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
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2013 and December 31, 2012, our investment in the unconsolidated affiliate amounted to $4.0 million and $3.9 million, respectively. Our equity in earnings of the unconsolidated affiliate was $0.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At June 30, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million.
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
There were no indicators of potential impairment during the six months ended June 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to June 30, 2013. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the six months ended June 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to June 30, 2013. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the six months ended June 30, 2013 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to June 30, 2013. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the six months ended June 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to June 30, 2013. Any such adjustments could be material, but will be non-cash.

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

•
Derivative Instruments and Hedging Activities. Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in our condensed consolidated statements of operations as a component of net income or as a component of comprehensive income and as a component of equity on our condensed consolidated balance sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could affect expenses, net income and equity.

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
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to SHR common shareholders	$3,274	$(2,998)	$(20,174)	$(34,514)
Depreciation and amortization	26,997	25,277	54,215	50,767
Interest expense	21,279	19,080	42,765	38,685
Income taxes	767	350	1,551	815
Noncontrolling interests	36	8	(51)	(109)
Adjustments from consolidated affiliates	(3,549)	(1,246)	(7,103)	(2,503)
Adjustments from unconsolidated affiliates	5,717	6,888	12,033	13,570
Preferred shareholder dividends	6,042	6,042	12,083	12,083
EBITDA	60,563	53,401	95,319	78,794
Realized portion of deferred gain on sale leaseback	(51)	(50)	(102)	(101)
Gain on sale of assets—continuing operations	(273)	—	(273)	—
Foreign currency exchange loss (gain) – continuing operations	54	168	(186)	173
Foreign currency exchange loss – discontinued operations	—	535	—	535
Adjustment for Value Creation Plan	—	(3,167)	—	4,772
Comparable EBITDA	$60,293	$50,887	$94,758	$84,173
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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to SHR common shareholders	$3,274	$(2,998)	$(20,174)	$(34,514)
Depreciation and amortization	26,997	25,277	54,215	50,767
Corporate depreciation	(127)	(264)	(258)	(529)
Gain on sale of assets – continuing operations	(273)	—	(273)	—
Realized portion of deferred gain on sale leaseback	(51)	(50)	(102)	(101)
Noncontrolling interests adjustments	(125)	(120)	(252)	(253)
Adjustments from consolidated affiliates	(1,655)	(659)	(3,296)	(1,326)
Adjustments from unconsolidated affiliates	3,518	3,779	7,224	7,543
FFO	31,558	24,965	37,084	21,587
Redeemable noncontrolling interests	162	128	202	144
FFO – Fully Diluted	31,720	25,093	37,286	21,731
Non-cash mark to market of interest rate swaps	(3,100)	(1,187)	(6,144)	(2,717)
Foreign currency exchange loss (gain) – continuing operations	54	168	(186)	173
Foreign currency exchange loss – discontinued operations	—	535	—	535
Adjustment for Value Creation Plan	—	(3,167)	—	4,772
Comparable FFO	$28,674	$21,442	$30,956	$24,494
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
See “Item 1. Financial Statements – 9. Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2013.
As of June 30, 2013, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 74.0% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.
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
For the six months ended June 30, 2013, approximately 8.9% of our total revenues were generated outside of the United States, with approximately 3.8% of total revenues generated from the Marriott London Grosvenor Square hotel (which uses the British pound), approximately 4.6% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.5% of total revenues generated from the Marriott Hamburg hotel (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.
If the U.S. dollar had strengthened an additional 10.0% during the six months ended June 30, 2013, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$(2.1)	$(1.7)	$(0.2)	$(4.0)
Decrease in operating income	$(0.3)	$(0.4)	$—	$(0.7)
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of June 30, 2013, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $2.8 million from the amounts reported.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2013, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
On August 7, 2013, wholly owned subsidiaries of SH Funding entered into an amendment to the mortgage loan secured by the Marriott London Grosvenor Square hotel (the Amendment) with Barclays Bank PLC.  Pursuant to the Amendment, among other things, (i) the maturity date of the £70,040,000 mortgage loan (the Loan) was extended to October 31, 2014 (the Extension Term), (ii) the July 2013 and subsequent principal payments during the Extension Term were waived and (iii) the interest on the Loan increases in steps during the Extension Term from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.
ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
August 8, 2013	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

August 8, 2013	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	4.1
Amendment No. 3 to the Rights Agreement, dated as of May 30, 2013, by and between the Company and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), amending the Rights Agreement, dated as of November 14, 2008, as amended on November 24, 2009 and November 12, 2012 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 31, 2013 and incorporated herein by reference).

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.

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