Form 10-Q
period 2013-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2013-11-12
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 11, 2013 was 205,582,838.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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
This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2013	December 31, 2012
Assets
Investment in hotel properties, net*	$1,915,212	$1,970,560
Goodwill	40,359	40,359
Intangible assets, net of accumulated amortization of $12,143 and $10,812*	29,185	30,631
Investment in unconsolidated affiliates	106,914	112,488
Cash and cash equivalents*	79,801	80,074
Restricted cash and cash equivalents*	75,183	58,579
Accounts receivable, net of allowance for doubtful accounts of $1,611 and $1,602*	52,794	45,620
Deferred financing costs, net of accumulated amortization of $10,887 and $7,049*	9,931	11,695
Deferred tax assets	3,027	2,203
Prepaid expenses and other assets*	48,901	54,208
Total assets	$2,361,307	$2,406,417
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,162,567	$1,176,297
Bank credit facility	137,000	146,000
Accounts payable and accrued expenses*	218,410	228,397
Deferred tax liabilities	47,146	47,275
Total liabilities	1,565,123	1,597,969
Commitments and contingencies (see note 13)
Noncontrolling interests in SHR’s operating partnership	7,404	5,463
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $103,704 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,693 in the aggregate)	92,489	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 205,527,049 and 204,308,710 shares of common stock issued and outstanding)	2,055	2,043
Additional paid-in capital	1,710,267	1,730,535
Accumulated deficit	(1,244,216)	(1,245,927)
Accumulated other comprehensive loss	(44,896)	(58,871)
Total SHR’s shareholders’ equity	702,758	707,328
Noncontrolling interests in consolidated affiliates	86,022	95,657
Total equity	788,780	802,985
Total liabilities, noncontrolling interests and equity	$2,361,307	$2,406,417
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	September 30, 2013	December 31, 2012
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$340,069	$340,456
Intangible assets, net of accumulated amortization of $390 and $113	—	277
Cash and cash equivalents	6,745	2,596
Restricted cash and cash equivalents	13,358	3,859
Accounts receivable, net of allowance for doubtful accounts of $90 and $111	4,543	7,508
Deferred financing costs, net of accumulated amortization of $1,493 and $398	2,948	4,043
Prepaid expenses and other assets	8,354	16,762
Mortgages and other debt payable	186,278	190,000
Accounts payable and accrued expenses	21,357	10,242
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rooms	$144,150	$119,067	$393,072	$323,709
Food and beverage	69,625	63,283	221,260	197,693
Other hotel operating revenue	22,417	21,040	65,132	59,338
Lease revenue	1,416	1,175	3,776	3,505
Total revenues	237,608	204,565	683,240	584,245
Operating Costs and Expenses:
Rooms	38,525	32,069	110,711	90,628
Food and beverage	56,359	47,355	170,763	143,065
Other departmental expenses	59,401	52,908	173,827	153,557
Management fees	7,024	6,182	20,767	18,012
Other hotel expenses	14,771	13,988	47,826	40,360
Lease expense	1,202	1,114	3,584	3,425
Depreciation and amortization	26,244	25,649	80,459	76,416
Impairment losses and other charges	728	—	728	—
Corporate expenses	5,487	6,956	18,880	23,632
Total operating costs and expenses	209,741	186,221	627,545	549,095
Operating income	27,867	18,344	55,695	35,150
Interest expense	(21,106)	(19,942)	(63,871)	(58,627)
Interest income	12	42	45	122
Equity in earnings (losses) of unconsolidated affiliates	451	(2,257)	3,252	(2,054)
Foreign currency exchange (loss) gain	(9)	(996)	177	(1,169)
Other (expenses) income, net	(832)	436	45	1,365
Income (loss) before income taxes and discontinued operations	6,383	(4,373)	(4,657)	(25,213)
Income tax benefit (expense)	430	600	(1,121)	(215)
Income (loss) from continuing operations	6,813	(3,773)	(5,778)	(25,428)
Loss from discontinued operations, net of tax	—	—	—	(535)
Net Income (Loss)	6,813	(3,773)	(5,778)	(25,963)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(29)	17	22	126
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,018	1,241	7,467	891
Net Income (Loss) Attributable to SHR	9,802	(2,515)	1,711	(24,946)
Preferred shareholder dividends	(6,042)	(6,042)	(18,125)	(18,125)
Net Income (Loss) Attributable to SHR Common Shareholders	$3,760	$(8,557)	$(16,414)	$(43,071)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$9,802	$(2,515)	$1,711	$(24,411)
Loss from discontinued operations	—	—	—	(535)
Net income (loss)	$9,802	$(2,515)	$1,711	$(24,946)
Basic Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.02	$(0.04)	$(0.08)	$(0.22)
Loss from discontinued operations attributable to SHR common shareholders	—	—	—	—
Net income (loss) attributable to SHR common shareholders	$0.02	$(0.04)	$(0.08)	$(0.22)
Weighted average shares of common stock outstanding	206,767	206,523	206,163	198,872
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$—	$(0.05)	$(0.11)	$(0.22)
Loss from discontinued operations attributable to SHR common shareholders	—	—	—	—
Net income (loss) attributable to SHR common shareholders	$—	$(0.05)	$(0.11)	$(0.22)
Weighted average shares of common stock outstanding	220,258	218,182	217,553	198,872

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income (Loss)	$6,813	$(3,773)	$(5,778)	$(25,963)
Other comprehensive income:
(Loss) gain on currency translation adjustments	(901)	341	(114)	634
Gain on derivatives and other activity	3,685	4,251	14,089	11,757
Other comprehensive income	2,784	4,592	13,975	12,391
Comprehensive Income (Loss)	9,597	819	8,197	(13,572)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(40)	(2)	(35)	72
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	3,018	1,241	7,467	891
Comprehensive Income (Loss) Attributable to SHR	$12,575	$2,058	$15,629	$(12,609)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss	$(5,778)	$(25,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(954)	(906)
Depreciation and amortization	80,459	76,416
Amortization of deferred financing and interest rate swap costs	9,082	9,455
Non-cash impairment losses and other charges	728	—
Equity in (earnings) losses of unconsolidated affiliates	(3,252)	2,054
Share-based compensation	4,143	6,455
Loss on disposal of assets, net of tax	755	—
Foreign currency exchange (gain) loss	(177)	1,704
Recognition of deferred gains	(154)	(150)
Mark to market of derivative financial instruments	(9,115)	(4,338)
Increase in accounts receivable	(8,923)	(12,480)
Increase in other assets	(1,950)	(2,340)
Increase (decrease) in accounts payable and accrued expenses	17,134	(5,229)
Net cash provided by operating activities	81,998	44,678
Investing Activities:
Acquisition of hotel investment	—	(351,083)
Proceeds from sale of assets	6,754	1,991
Investment in unconsolidated affiliate	—	(75)
Cash received from unconsolidated affiliates	22,879	7,050
Unrestricted cash acquired through acquisition	—	183
Acquisition of note receivable	—	(9,457)
Capital expenditures	(52,972)	(37,021)
Increase in restricted cash and cash equivalents	(15,227)	(10,377)
Net cash used in investing activities	(38,566)	(398,789)
Financing Activities:
Proceeds from issuance of common stock	—	119,600
Equity issuance costs	—	(5,538)
Preferred stock tender costs	—	(54)
Borrowings under bank credit facility	45,000	275,000
Payments on bank credit facility	(54,000)	(201,000)
Proceeds from mortgages	—	190,000
Payments on mortgages and other debt	(13,263)	(9,487)
Contributions from holders of noncontrolling interests in consolidated affiliates	3,140	87,120
Debt financing costs	(2,080)	(4,748)
Distributions to preferred shareholders	(18,125)	(84,582)
Distributions to holders of noncontrolling interests in consolidated affiliates	(8)	(1,017)
Other financing activities	(4,310)	(846)
Net cash (used in) provided by financing activities	(43,646)	364,448
Effect of exchange rate changes on cash	(59)	(302)
Net change in cash and cash equivalents	(273)	10,035
Cash and cash equivalents, beginning of period	80,074	72,013
Cash and cash equivalents, end of period	$79,801	$82,048
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(9,108)	$(4,929)
Distributions declared and payable to preferred shareholders (see note 9)	$—	$6,042
(Decrease) increase in capital expenditures recorded as liabilities	$(2,393)	$3,236
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$64,548	$52,733
Income taxes, net of refunds	$(497)	$(248)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2013, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2013. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of September 30, 2013, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (d)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort	13. Marriott Hamburg (e)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (f)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (f)
7. Hotel del Coronado (b)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (c)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(a)	This property is owned by an unconsolidated affiliate in which the Company holds an interest (see note 6). One land parcel at this property is subject to a ground lease arrangement.

(b)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 6).

(c)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 2).

(d)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 5).

(e)	The Company has a leasehold interest in this property.

(f)	These properties are subject to ground lease arrangements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At September 30, 2013, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At September 30, 2013, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2013, SH Funding owned interests in the Fairmont Scottsdale Princess hotel (Fairmont Scottsdale Princess Venture), the Hotel del Coronado (Hotel del Coronado Venture), the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 6), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At September 30, 2013 and December 31, 2012, restricted cash and cash equivalents included $39,035,000 and $33,832,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At September 30, 2013 and December 31, 2012, restricted cash and cash equivalents also included reserves of $36,148,000 and $24,747,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three and nine months ended September 30, 2013 and 2012, income tax benefit (expense) is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current tax (expense):
Europe	$(88)	$(308)	$(335)	$(538)
Mexico	(944)	(150)	(1,293)	(150)
United States	(193)	—	(447)	(433)
	(1,225)	(458)	(2,075)	(1,121)
Deferred tax benefit:
Mexico	1,447	1,058	577	478
United States	208	—	377	428
	1,655	1,058	954	906
Total income tax benefit (expense)	$430	$600	$(1,121)	$(215)
Per Share Data:
Basic income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in SHR’s common stock under the Company’s Deferral Program (as defined in note 11) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$9,802	$(2,515)	$1,711	$(24,411)
Preferred shareholder dividends	(6,042)	(6,042)	(18,125)	(18,125)
Income (loss) from continuing operations attributable to SHR common shareholders	$3,760	$(8,557)	$(16,414)	$(42,536)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR common shareholders	$3,760	$(8,557)	$(16,414)	$(42,536)
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	(2,910)	(1,380)	(6,856)	—
Income (loss) from continuing operations attributable to SHR common shareholders - diluted	$850	$(9,937)	$(23,270)	$(42,536)

Denominator:
Weighted average shares of common stock – basic (a)	206,767	206,523	206,163	198,872
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 5)	11,390	11,659	11,390	—
RSUs	2,101	—	—	—
Weighted average shares of common stock – diluted	220,258	218,182	217,553	198,872

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) Includes RSUs and Deferral Program Stock Units of 1,240 and 2,214 at September 30, 2013 and 2012, respectively, that have vested but have not yet been issued to shares of common stock.
Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of September 30, 2013 and 2012 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2013	2012	2013	2012
Noncontrolling interests in SHR's operating partnership	853	853	853	853
Noncontrolling interests in consolidated affiliates	—	—	—	11,659
Options, RSUs and Deferral Program Stock Units	—	2,584	2,479	2,584
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three month periods ended September 30, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)
Other comprehensive loss before reclassifications	(684)	(901)	(1,585)
Amounts reclassified from accumulated OCL	4,369	—	4,369
Net other comprehensive income (loss)	3,685	(901)	2,784
Balance at September 30, 2013	$(24,365)	$(20,531)	$(44,896)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at June 30, 2012	$(41,967)	$(20,886)	$(62,853)
Other comprehensive (loss) income before reclassifications	(1,002)	378	(624)
Amounts reclassified from accumulated OCL	5,216	—	5,216
Net other comprehensive income	4,214	378	4,592
Balance at September 30, 2012	$(37,753)	$(20,508)	$(58,261)
The following tables provide the changes in accumulated OCL for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive loss before reclassifications	(531)	(114)	(645)
Amounts reclassified from accumulated OCL	14,620	—	14,620
Net other comprehensive income (loss)	14,089	(114)	13,975
Balance at September 30, 2013	$(24,365)	$(20,531)	$(44,896)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive (loss) income before reclassifications	(4,198)	634	(3,564)
Amounts reclassified from accumulated OCL	15,955	—	15,955
Net other comprehensive income	11,757	634	12,391
Balance at Balance at September 30, 2012	$(37,753)	$(20,508)	$(58,261)
The reclassifications out of accumulated OCL for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Amount Reclassified from Accumulated OCL
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated OCL Components	2013	2012	2013	2012	Statement of Operations Line Item
Activity related to cash flow hedges	$4,369	$5,216	$14,620	$15,955	Interest expense
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
3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of September 30, 2013 and December 31, 2012, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates (in thousands):

	September 30, 2013	December 31, 2012
Land	$565,000	$565,000
Land held for development	51,900	78,000
Leasehold interest	11,633	11,633
Buildings	1,409,142	1,409,406
Building and leasehold improvements	103,258	91,523
Site improvements	29,207	29,207
Furniture, fixtures and equipment	505,941	492,240
Improvements in progress	17,969	20,678
Total investment in hotel properties	2,694,050	2,697,687
Less accumulated depreciation	(778,838)	(727,127)
Total investment in hotel properties, net	$1,915,212	$1,970,560
Consolidated hotel properties	15	15

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition of the JW Marriott Essex House Hotel
On September 14, 2012, the Company closed on the acquisition of the JW Marriott Essex House Hotel located in New York, New York for a purchase price, net of working capital prorations, of approximately $350,333,000. In connection with the closing of the acquisition, the Company formed a joint venture arrangement, or the Essex House Hotel Venture, to fund the equity portion of the purchase price (see note 5). The Essex House Hotel Venture incurred acquisition costs of $2,726,000 for the three and nine months ended September 30, 2012, that were included in corporate expenses on the condensed consolidated statements of operations. The JW Marriott Essex House Hotel was accounted for as a business combination, and the assets and liabilities and results of operations of the hotel have been consolidated in the condensed consolidated financial statements since the date of purchase. The allocation of the purchase price for the acquisition is as follows (in thousands):

Land	$230,951
Buildings	88,470
Furniture, fixtures and equipment	21,927
Other assets	13,067
Intangible assets	390
Net working capital	(4,472)
Net purchase price	$350,333
The impact to revenues and net income (loss) attributable to SHR common shareholders from the acquisition of the JW Marriott Essex House Hotel for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Increase in revenues	$20,380	$3,838	$59,686	$3,838
Increase in net income (loss) attributable to SHR common shareholders	$(3,028)	$(1,436)	$(7,136)	$(1,436)
On an unaudited pro forma basis, revenues, net income (loss) attributable to SHR common shareholders and basic and diluted income (loss) attributable to SHR common shareholders per share for the three and nine months ended September 30, 2012 are as follows as if this acquisition had occurred on January 1, 2012 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Total revenue	$220,283	$638,046
Net income (loss)	$(6,910)	$(40,842)
Preferred shareholder dividends	$(6,042)	$(18,125)
Net income (loss) attributable to SHR common shareholders	$(10,144)	$(50,598)
Net income (loss) attributable to SHR common shareholders per share:
Basic	$(0.05)	$(0.25)
Diluted	$(0.06)	$(0.28)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. IMPAIRMENT LOSSES AND OTHER CHARGES
Long-Lived Asset Impairment Loss
In January 2012, the Company acquired, at a discount to par value, a note receivable secured by a property adjacent to the Fairmont Chicago hotel for $10,507,000. In the third quarter of 2013, the Company completed foreclosure proceedings and obtained title to the asset. Upon taking title of the asset, the Company assumed certain liabilities that increased the total consideration exchanged for the asset, which increased the Company's basis in the asset. After taking title to the asset, the Company elected to sell the asset. Based on the change in the anticipated holding period for this asset, the Company performed an impairment test of the long-lived assets during the third quarter of 2013. The Company determined that the asset's carrying value exceeded the asset's fair value of $10,500,000, with the fair value determined based on the transaction price offered by a third party buyer (Level 2 input), which the Company considered to be an offer in an orderly transaction in the principal market. As a result of this test, the Company reduced the carrying value of the asset to its fair value and recorded an impairment charge of $728,000 in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013. In October 2013, the Company sold the property to an unaffiliated third party (see note 17).
5. VARIABLE INTEREST ENTITY

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the nine months ended September 30, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of September 30, 2013 and December 31, 2012 includes the following (in thousands):

	September 30, 2013	December 31, 2012
Fairmont Scottsdale Princess Venture	$26,670	$25,225
Hotel del Coronado Venture	56,865	83,320
RCPM	3,972	3,943
Lot H5 Venture	19,407	—
Total investment in unconsolidated affiliates	$106,914	$112,488
Fairmont Scottsdale Princess Venture
The Company has 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture). The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company acts as asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $99,000 and $148,000 for the three months ended September 30, 2013 and 2012, respectively, and $451,000 and $534,000 for the nine months ended September 30, 2013 and 2012, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture has a $133,000,000 mortgage that matures December 31, 2013 with an option for an extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend the loan. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.
Hotel del Coronado Venture
The Company has a 36.4% ownership interest in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (Hotel del Coronado Venture). An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, has a 63.6% ownership interest in the Hotel del Coronado Venture and is the general partner. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $283,000 and $280,000 for the three months ended September 30, 2013 and 2012, respectively, and $701,000 and $694,000 for the nine months ended September 30, 2013 and 2012, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations.
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
During the nine months ended September 30, 2013, the Company received distributions of $22,080,000 from the Hotel del Coronado Venture, which includes the distribution of excess proceeds from the newly refinanced mortgage and mezzanine loans.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that is developing the RCPM, a luxury vacation home product that is being sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $0 and $27,000 for the three months ended September 30, 2013 and 2012, respectively, and $50,000 and $98,000 for the nine months ended September 30, 2013 and 2012, respectively, and are included in other (expenses) income, net in the condensed consolidated statements of operations.
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
Condensed Combined Financial Information of Investment in Unconsolidated Affiliates:
The following is summarized financial information for the Company’s unconsolidated affiliates as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	September 30, 2013	December 31, 2012
Assets
Investment in hotel properties, net	$724,921	$706,359
Intangible assets, net	42,388	51,862
Cash and cash equivalents	23,667	21,853
Restricted cash and cash equivalents	30,075	24,042
Prepaid expenses and other assets	28,759	24,350
Total assets	$849,810	$828,466
Liabilities and Partners’ Equity
Mortgage and other debt payable	$608,000	$558,000
Other liabilities	52,411	53,031
Partners’ equity	189,399	217,435
Total liabilities and partners’ equity	$849,810	$828,466

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Hotel operating revenue	$61,619	$55,585	$184,866	$167,068
Residential sales	—	2,280	4,235	9,910
Total revenues	61,619	57,865	189,101	176,978
Expenses
Hotel operating expenses	43,253	43,187	131,607	123,802
Residential costs of sales	—	1,469	2,952	6,342
Depreciation and amortization	8,280	8,610	25,541	25,726
Other operating expenses	1,416	1,178	3,552	4,114
Total operating expenses	52,949	54,444	163,652	159,984
Operating income	8,670	3,421	25,449	16,994
Interest expense, net	(5,779)	(7,992)	(18,888)	(23,980)
Other expenses, net	(278)	(101)	(400)	(39)
Net income (loss)	$2,613	$(4,672)	$6,161	$(7,025)
Equity in earnings (losses) in unconsolidated affiliates
Net income (loss)	$2,613	$(4,672)	$6,161	$(7,025)
Partners’ share of income (loss) of unconsolidated affiliates	(2,198)	2,175	(3,544)	3,886
Adjustments for basis differences, taxes and intercompany eliminations	36	240	635	1,085
Total equity in earnings (losses) of unconsolidated affiliates	$451	$(2,257)	$3,252	$(2,054)
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
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $52,000 and $49,000 of the deferred gain for the three months ended September 30, 2013 and 2012, respectively, and for the nine months ended September 30, 2013 and 2012, recognized $154,000 and $150,000, respectively. As of September 30, 2013 and December 31, 2012, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $3,401,000 and $3,497,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,784,000 (adjusting by an index formula) ($5,118,000 based on the foreign exchange rate as of September 30, 2013) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at September 30, 2013 and December 31, 2012 was $2,570,000 and $2,507,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
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
Mortgages and other debt payable at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a)	Maturity	September 30, 2013	December 31, 2012
Four Seasons Washington, D.C.(b)	3.15%	July 2014	130,000	130,000
Marriott London Grosvenor Square(c)	2.60%	October 2014	113,367	115,468
Loews Santa Monica Beach Hotel(b)	3.85%	July 2015	109,500	110,000
JW Marriott Essex House Hotel(b)	4.00%	September 2015	186,278	190,000
InterContinental Miami(b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago(d)	Fixed	June 2017	93,124	95,167
Westin St. Francis(d)	Fixed	June 2017	209,588	214,186
Hyatt Regency La Jolla(e)	4.00%/Fixed	December 2017	89,367	90,000
InterContinental Chicago	Fixed	August 2021	144,867	145,000
Total mortgages payable(f)			1,161,091	1,174,821
Other debt(g)	Fixed	January 2014	1,476	1,476
Total mortgages and other debt payable			$1,162,567	$1,176,297

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.18% at September 30, 2013) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square hotel (£70,040,000 and £71,070,000 at September 30, 2013 and December 31, 2012, respectively), the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (e) below). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.52% at September 30, 2013) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

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

(c)
On August 7, 2013, the Company entered into an amendment to the mortgage loan. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014. The spread in the table is the spread as of September 30, 2013.

(d)
On September 9, 2013, the Company amended the mortgage agreements secured by the Fairmont Chicago and Westin St. Francis hotels. The amendment eliminates future principal amortization payments subject to meeting certain financial and other requirements.

(e)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,367,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(f)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at September 30, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g)
A consolidated affiliate of the Company that owns a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

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
The interest rate at September 30, 2013 was 3.18% and the weighted average interest rate for the nine months ended September 30, 2013 was 3.20%. At September 30, 2013, maximum availability under the bank credit facility was $300,000,000 and there was $137,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $15,569,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2013.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of September 30, 2013 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2013 (remainder)	$948
2014	119,098
2015	143,029
2016	139,783
2017	577,550
Thereafter	319,159
Total	$1,299,567
Interest Expense:
Interest expense includes a reduction related to capitalized interest of $280,000 and $452,000 for the three months ended September 30, 2013 and 2012, respectively, and $720,000 and $1,131,000 for the nine months ended September 30, 2013 and 2012, respectively. Total interest expense includes amortization of deferred financing costs of $1,304,000 and $954,000 for the three months ended September 30, 2013 and 2012, respectively, and $3,832,000 and $2,761,000 for the nine months ended September 30, 2013 and 2012, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2012 (excluding 853,027 and 853,461 units of SH Funding (OP Units) outstanding at September 30, 2013 and December 31, 2012, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2012	204,309
RSUs redeemed for shares of SHR common stock	1,217
OP Units redeemed for shares of SHR common stock	1
Outstanding at September 30, 2013	205,527
As of September 30, 2013, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Stockholder Rights Plan
On May 30, 2013, the Company entered into an amendment to terminate its stockholder rights plan effective as of such date.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.
Preferred Stock:
SHR’s charter provides that it may issue up to 150,000,000 shares of preferred stock, $0.01 par value per share. SHR’s 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock), 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock), and 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) have perpetual lives, and SHR may redeem them at $25.00 per share plus accrued distributions.
Distributions
Distributions are declared quarterly to holders of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Dividends on the preferred stock are cumulative. SHR's board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the third quarter of 2013. The distributions were paid on September 30, 2013 to holders of record as of the close of business on September 13, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for shares of common stock	12	—	12	—
Net income (loss)	1,711	(7,467)	(5,756)	(22)
CTA	(115)	—	(115)	1
Derivatives and other activity	14,033	—	14,033	56
Share-based compensation	(179)	—	(179)	(1)
Declared distributions to preferred shareholders	(18,125)	—	(18,125)	—
Redemption value adjustment	(2,028)	—	(2,028)	2,028
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(8)	(8)	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	121	—	121	(121)
Balance at September 30, 2013	$702,758	$86,022	$788,780	$7,404

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2011	$654,198	$8,222	$662,420	$4,583
Common stock issued	113,594	—	113,594	468
RSUs redeemed for shares of common stock	2	—	2	—
Net loss	(24,946)	(891)	(25,837)	(126)
CTA	631	—	631	3
Derivatives and other activity	11,706	—	11,706	51
Share-based compensation	4,494	—	4,494	19
Declared distributions to preferred shareholders	(18,125)		(18,125)	—
Preferred stock tender costs	(54)	—	(54)	—
Redemption value adjustment	(331)	—	(331)	331
Contributions from holders of noncontrolling interests in consolidated affiliates	—	87,120	87,120	—
Distributions to holders of noncontrolling interests in consolidated affiliates	1,789	(2,806)	(1,017)	—
Other	200	(65)	135	(200)
Balance at September 30, 2012	$743,158	$91,580	$834,738	$5,129

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

As of September 30, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,404,000 (based on the September 30, 2013 SHR common stock closing price of $8.68) and $5,463,000 (based on the December 31, 2012 SHR common stock closing price of $6.40), respectively. As of September 30, 2012 and December 31, 2011, the redeemable noncontrolling interests had a redemption value of approximately $5,129,000 (based on the September 28, 2012 SHR common stock closing price of $6.01) and $4,583,000 (based on the December 30, 2011 SHR common stock closing price of $5.37), respectively.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of September 30, 2013. As of September 30, 2013 and December 31, 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2013 and 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $12,997,000 will be reclassified as an increase to interest expense.
As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate swap	1	£69,010
At September 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at September 30, 2013 and December 31, 2012, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £69,010,000 and £71,070,000, respectively. The swap has a current fixed pay rate against GBP LIBOR of 5.72% and a maturity date of October 2013.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	4	$502,000
At September 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s domestic interest rate swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At September 30, 2013 and December 31, 2012, the aggregate notional amount of the Company’s interest rate cap agreements was $502,000,000 and $502,000,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.50% to 4.26% and maturity dates ranging from July 2014 to November 2015.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2013	December 31, 2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(22,553)	$(33,929)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(10,284)	$(17,157)
Interest rate caps	Prepaid expenses and other assets	$97	$113

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of September 30, 2013 or December 31, 2012. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the nine months ended September 30, 2013 and 2012 (in thousands):

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	18,249
Balance as of September 30, 2013	$(32,837)

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	9,157
Balance as of September 30, 2012	$(57,237)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(812)	$(1,099)	$(511)	$(4,332)
Effective portion of loss reclassified into interest expense	$(4,439)	$(5,317)	$(14,826)	$(16,255)
Ineffective portion of gain (loss) recognized in interest expense	$30	$(779)	$1	$(2,366)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(201)	$(708)	$(305)	$(2,720)
Interest rate caps:
Losses recognized in other (expenses) income, net	$(54)	$(68)	$(32)	$(71)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of September 30, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $35,042,000. As of September 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2013, it would have been required to settle its obligations under the agreements at their termination value of $35,042,000. The Company has not breached any of the provisions as of September 30, 2013.

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
The Company recorded compensation expense of $1,150,000 and $967,000 related to RSUs and performance share awards (net of estimated forfeitures) for the three months ended September 30, 2013 and 2012, respectively, and $4,143,000 and $3,696,000 for the nine months ended September 30, 2013 and 2012, respectively. The compensation expense is recorded in corporate expenses on the accompanying condensed consolidated statements of operations. As of September 30, 2013, there was unrecognized compensation expense of $3,002,000 related to nonvested RSUs and $3,801,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 1.93 years for nonvested RSUs and 2.00 years for performance share awards.
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
Total compensation expense recognized in corporate expenses on the condensed consolidated statement of operations under the Value Creation Plan for the three and nine months ended September 30, 2012 was $(2,013,000) and $2,759,000, respectively. In April 2012, the Company paid the Value Creation Plan participants $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding settled in June 2013 in accordance with the terms of the Deferral Program.
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
Letters of Credit:
As of September 30, 2013, the Company provided a $150,000 letter of credit related to its office space lease, a $1,391,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $14,028,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of September 30, 2013, the Company’s obligations under these contracts amounted to approximately $2,178,000. The construction activities are expected to be completed by 2014.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of September 30, 2013, the Essex House Hotel Venture's obligation under this agreement is approximately $8,791,000. The improvements are to be completed by December 2014.
Other Required Renovations
Under the provisions of various lender agreements, the Company is required to fund capital expenditures for property improvements and renovations. As of September 30, 2013, the Company's obligation under these agreements is approximately $21,478,000. As of September 30, 2013, the Company has $12,000,000 included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders. The renovations are to be completed by December 2014.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2013 and December 31, 2012, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At September 30, 2013 and December 31, 2012, the carrying value of the Company's mortgages and other debt payable and the bank credit facility was $1,299,567,000 and $1,322,297,000, respectively. At September 30, 2013 and December 31, 2012, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,316,000,000 and $1,346,000,000, respectively.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of September 30, 2013, the Company’s foreign operations and long-lived assets consisted of one Mexican hotel property, two Mexican development sites, a 31% interest in a Mexican unconsolidated affiliate, and two European properties, including a leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates) and long-lived assets for the geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$222,292	$189,276	$628,212	$531,042
Mexico	5,040	3,755	25,664	21,838
Europe	10,276	11,534	29,364	31,365
Total	$237,608	$204,565	$683,240	$584,245

	September 30, 2013	December 31, 2012
Long-lived Assets:
United States	$1,776,840	$1,802,770
Mexico	117,060	144,392
Europe	90,856	94,388
Total	$1,984,756	$2,041,550
16. MANAGEMENT AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. As of September 30, 2013, the Essex House Hotel Venture had $13,482,000 recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to two hotels not owned by the Company. The Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended September 30, 2013 and 2012, respectively, and fees of $300,000 and $300,000 for the nine months ended September 30, 2013 and 2012, respectively, under these agreements, which are included in other (expenses) income, net in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENT
In October 2013, the Company sold a property adjacent to the Fairmont Chicago hotel for $10,500,000 (see note 4).

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of September 30, 2013.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2013. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2013, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the third quarter of 2013, driven by improved demand in transient business and increases in average room rates.
The third quarter of 2013 represented the fourteenth consecutive quarter of RevPAR growth and profit margin expansion for our Same Store North American portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions” below) located in North America, which excludes hotels owned through unconsolidated affiliates and those owned for less than five quarters, increased 2.7 percentage points in occupancy, primarily driven by a 6.8% increase in transient room nights compared to the quarter ended September 30, 2012. ADR at our North American Same Store Assets increased 7.2% in the third quarter of 2013, as a result of a 7.2% increase in transient rate and a 6.2% increase in group rate, compared to the third quarter of 2012. For the quarter ended September 30, 2013, RevPAR in this portfolio increased 10.8% and Total RevPAR increased 8.7%, compared to the quarter ended September 30, 2012.
Our total North American portfolio of 16 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and the JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the quarter ended September 30, 2013, RevPAR for our total North American portfolio increased 10.7%, driven by a 7.4% increase in ADR and a 2.3 percentage point increase in occupancy, compared to the quarter ended September 30, 2012.
The performance of our asset in Mexico, the Four Seasons Punta Mita Resort, has lagged the recovery of the rest of our portfolio as the hotel continues to be impacted by broad based security concerns in Mexico. However, for the third quarter of 2013, ADR at the Four Seasons Punta Mita Resort increased 23.1%, leading to a 48.9% increase in RevPAR, compared to the quarter ended September 30, 2012.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total North American portfolio of hotels, definite group room nights for 2013 as of September 30, 2013 are up 2.8% compared to the same time last year and booked at 4.2% higher rates. For 2014, definite group room nights as of September 30, 2013 are up 8.8% compared to the same time last year and booked at 4.1% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Our Same Store Assets for purposes of the comparison of the three and nine months ended September 30, 2013 and 2012 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2013 and 2012 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2013	2012	2013	2012
Revenues:
Rooms	57.5%	55.4%	55.5%	55.3%
Food and beverage	32.4%	33.8%	33.6%	33.9%
Other hotel operating revenue	9.5%	10.2%	10.3%	10.2%
Lease revenue	0.6%	0.6%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the three and nine months ended September 30, 2013 and 2012, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the JW Marriott Essex House Hotel for the three and nine months ended September 30, 2013 and 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 63.2% and 59.9% of the rooms sold during the nine months ended September 30, 2013 and 2012, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 36.8% and 40.1% of the rooms sold during the nine months ended September 30, 2013 and 2012, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2012 and the first three quarters of 2013, demand at our hotels increased, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2013 and 2012 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2013	2012	2013	2012
Hotel Operating Expenses:
Rooms	21.1%	20.3%	20.3%	20.3%
Food and beverage	32.6%	32.1%	32.7%	32.2%
Other departmental expenses	33.2%	34.5%	34.1%	34.6%
Management fees	4.0%	4.0%	4.2%	4.1%
Other hotel expenses	9.1%	9.1%	8.7%	8.8%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.2% and 49.0% of the Total Portfolio total hotel operating expenses for the nine months ended September 30, 2013 and 2012, respectively.
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
Impairment Losses. In January 2012, we acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10.5 million. In the third quarter of 2013, we completed foreclosure proceedings and obtained title to the asset. After taking title to the asset, we elected to sell the asset. Based on the change in the anticipated holding period for this asset, we performed an impairment test of the long-lived assets during the third quarter of 2013 and recorded an impairment loss of $0.7 million during the three and nine months ended September 30, 2013. In October 2013, we sold the property to an unaffiliated third party.
Mortgage Loan Agreements. On September 9, 2013, we amended the mortgage agreements secured by the Fairmont Chicago and Westin St. Francis hotels. The amendment eliminates future principal amortization payments subject to meeting certain financial and other requirements.

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

Comparison of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012
Operating Results
The following table presents the operating results for the three months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$144,150	$119,067	$25,083	21.1%	$127,729	$116,149	$11,580	10.0%
Food and beverage	69,625	63,283	6,342	10.0%	66,129	62,424	3,705	5.9%
Other hotel operating revenue	22,417	21,040	1,377	6.5%	21,893	20,950	943	4.5%
Lease revenue	1,416	1,175	241	20.5%	1,416	1,175	241	20.5%
Total revenues	237,608	204,565	33,043	16.2%	217,167	200,698	16,469	8.2%
Operating Costs and Expenses:
Hotel operating expenses	176,080	152,502	(23,578)	(15.5)%	156,944	149,509	(7,435)	(5.0)%
Lease expense	1,202	1,114	(88)	(7.9)%	1,202	1,114	(88)	(7.9)%
Depreciation and amortization	26,244	25,649	(595)	(2.3)%	22,943	24,965	2,022	8.1%
Impairment losses and other charges	728	—	(728)	(100.0)%	—	—	—	—%
Corporate expenses	5,487	6,956	1,469	21.1%	—	—	—	—
Total operating costs and expenses	209,741	186,221	(23,520)	(12.6)%	181,089	175,588	(5,501)	(3.1)%
Operating income	27,867	18,344	9,523	51.9%	36,078	25,110	10,968	43.7%
Interest expense, net	(21,094)	(19,900)	(1,194)	(6.0)%
Loss on early extinguishment of debt	—	—	—	—%
Loss on early termination of derivative financial instruments	—	—	—	—%
Equity in earnings (losses) of unconsolidated affiliates	451	(2,257)	2,708	120.0%
Foreign currency exchange loss	(9)	(996)	987	99.1%
Other (expenses) income, net	(832)	436	(1,268)	(290.8)%
Income (loss) before income taxes	6,383	(4,373)	10,756	246.0%
Income tax benefit	430	600	(170)	(28.3)%
Net income (loss)	6,813	(3,773)	10,586	280.6%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(29)	17	(46)	(270.6)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,018	1,241	1,777	143.2%
Net income (loss) attributable to SHR	$9,802	$(2,515)	$12,317	489.7%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$36,078	$25,110	$10,968	43.7%
Corporate expenses					(5,487)	(6,956)	1,469	21.1%
Corporate depreciation and amortization					(125)	(260)	135	51.9%
Non-Same Store Assets operating (loss) income					(2,599)	450	(3,049)	(677.6)%
Total Portfolio operating income					$27,867	$18,344	$9,523	51.9%
Operating Data (1):
Number of hotels	16	16			15	15
Number of rooms	6,866	6,865			6,356	6,356

(1)	Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates.

Rooms. Our Same Store Assets contributed to a $11.6 million, or 10.0%, increase in rooms revenue for the three months ended September 30, 2013 from the three months ended September 30, 2012. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	81.4%	78.7%	3.4%
ADR	$280.56	$265.25	5.8%
RevPAR	$228.43	$208.88	9.4%
The increase in RevPAR for the Same Store Assets resulted from a 5.8% increase in ADR and a 2.7 percentage-point increase in occupancy. Rooms revenue increased primarily due to an 8.3% increase in transient occupancy, partially offset by a 2.6% decrease in group occupancy, and 6.9% and 1.4% increases in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The Four Seasons Punta Mita Resort had the largest increase in rooms revenue. Rooms revenue at this hotel increased 48.9% for the three months ended September 30, 2013 from the three months ended September 30, 2012 due to increases in both transient and group occupancy and transient and group ADR related to a focus on obtaining business outside of the United States. The only decrease in rooms revenue relates to the Marriott London Grosvenor Square hotel due to a 13.0% decrease in ADR for the three months ended September 30, 2013 from the three months ended September 30, 2012 driven by demand from the 2012 London Olympic Games.
For the Total Portfolio, rooms revenue increased $25.1 million, or 21.1%, for the three months ended September 30, 2013 from the three months ended September 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes an increase of $13.5 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three Months Ended September 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	81.2%	78.6%	3.3%
ADR	$292.87	$268.39	9.1%
RevPAR	$237.80	$210.84	12.8%
Food and Beverage. Our Same Store Assets experienced a $3.7 million, or 5.9%, increase in food and beverage revenue for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included redesigned restaurants at the InterContinental Miami hotel and the Four Seasons Jackson Hole hotel, and increased banquet revenues. For the Total Portfolio, food and beverage revenue increased $6.3 million, or 10.0%, when comparing the three months ended September 30, 2013 to the three months ended September 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes an increase of $2.6 million of additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $0.9 million, or 4.5%, for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, primarily due to an increase in condominium rental revenues and recreation revenues at the Four Seasons Jackson Hole hotel and an increase in garage revenues due to increases in occupancy.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2013 and 2012, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$38,525	$32,069	$(6,456)	(20.1)%	$33,006	$31,264	$(1,742)	(5.6)%
Food and beverage	56,359	47,355	(9,004)	(19.0)%	49,683	46,427	(3,256)	(7.0)%
Other departmental expenses	59,401	52,908	(6,493)	(12.3)%	54,658	52,258	(2,400)	(4.6)%
Management fees	7,024	6,182	(842)	(13.6)%	6,616	6,092	(524)	(8.6)%
Other hotel expenses	14,771	13,988	(783)	(5.6)%	12,981	13,468	487	3.6%
Total hotel operating expenses	$176,080	$152,502	$(23,578)	(15.5)%	$156,944	$149,509	$(7,435)	(5.0)%
Hotel operating expenses for our Same Store Assets increased by $7.4 million, or 5.0%, primarily due to:

•	$3.2 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$0.8 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$0.8 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.5 million higher management fees, and

•	$0.3 million higher travel agent commissions, which increased due to higher occupancy and rates, partially offset by

•	$0.8 million insurance settlement proceeds.
For the Total Portfolio, hotel operating expenses increased by $23.6 million, or 15.5%, for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes an increase of $15.6 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $2.0 million, or 8.1%, for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel and the InterContinental Chicago hotel. For the Total Portfolio, depreciation and amortization increased $0.6 million, or 2.3%, for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The Total Portfolio includes an increase in depreciation expense of $2.8 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Impairment Losses and Other Charges. During the three months ended September 30, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million.
Corporate Expenses. Corporate expenses decreased $1.5 million, or 21.1%, for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The decrease in corporate expenses is primarily due to a $3.1 million decrease in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel, partially offset by a $2.0 million credit in the prior period related to the Value Creation Plan. See "Item 1. Financial Statements - 11. Share-Based Employee Compensation Plans - Value Creation Plan and Deferral Program" for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the three months ended September 30, 2013.

Interest Expense, Net. The $1.2 million, or 6.0%, increase in interest expense, net for the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, was primarily due to:

•	a $3.3 million increase attributable to higher average borrowings,

•	a $0.4 million increase in the amortization of deferred financing costs, and

•	a $0.2 million decrease in capitalized interest, partially offset by

•	a $1.3 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $1.0 million decrease in amortization of interest rate swap costs, and

•	a $0.4 million decrease due to lower average interest rates.
The components of interest expense, net for the three months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Three Months Ended September 30,
	2013	2012
Mortgages and other debt	$(20,352)	$(17,987)
Bank credit facility	(1,537)	(984)
Amortization of deferred financing costs	(1,304)	(954)
Amortization of interest rate swap costs	(1,170)	(2,157)
Mark to market of certain interest rate swaps	2,977	1,688
Interest income	12	42
Capitalized interest	280	452
Total interest expense, net	$(21,094)	$(19,900)
The weighted average debt outstanding for the three months ended September 30, 2013 and 2012 amounted to $1.3 billion and $1.1 billion, respectively. At September 30, 2013, including the effect of interest rate swaps, approximately 75.3% of our total debt had fixed interest rates.
Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.
Three months ended September 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in (losses) earnings	$(1,894)	$2,400	$(55)	$451
Depreciation and amortization	1,533	1,896	—	3,429
Interest expense	195	1,950	10	2,155
Income tax expense (benefit)	—	339	(20)	319
Three months ended September 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in (losses) earnings	$(3,051)	$756	$38	$(2,257)
Depreciation and amortization	1,774	1,995	23	3,792
Interest expense	191	2,953	14	3,158
Income tax expense	—	74	11	85

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

(3)	These affiliates include the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture.
We recorded $0.5 million of equity in earnings during the three months ended September 30, 2013, which is a $2.7 million change from the $2.3 million equity in losses recorded during the three months ended September 30, 2012, primarily due to a decrease in operating loss at the Fairmont Scottsdale Princess hotel, an increase in operating income at the Hotel del Coronado and a decrease in interest expense at the Hotel del Coronado.
Foreign Currency Exchange Loss. We recorded foreign currency exchange loss of $9,000 for the three months ended September 30, 2013 and foreign currency exchange loss of $1.0 million for the three months ended September 30, 2012. The change of $1.0 million was primarily related to the liquidation of a foreign entity during the three months ended September 30, 2012.
Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. We recorded $0.8 million of other expenses during the three months ended September 30, 2013, which is a $1.3 million change from the $0.4 million of other income recorded during the three months ended September 30, 2012, primarily due to a loss related to the sale of condominium units at the JW Marriott Essex House Hotel in July 2013.
Income Tax Benefit. Income tax benefit decreased $0.2 million, or 28.3%, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012. The decrease in income taxes primarily relates to an increase in current tax expense, partially offset by an increase in a deferred tax benefit at the Four Seasons Punta Mita Resort.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the three months ended September 30, 2013 was $3.0 million, a change of $1.8 million, from net loss attributable to noncontrolling interests of $1.2 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.

Comparison of Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012
Operating Results

The following table presents the operating results for the nine months ended September 30, 2013 and 2012, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$393,072	$323,709	$69,363	21.4%	$346,117	$320,791	$25,326	7.9%
Food and beverage	221,260	197,693	23,567	11.9%	209,526	196,833	12,693	6.4%
Other hotel operating revenue	65,132	59,338	5,794	9.8%	64,065	59,233	4,832	8.2%
Lease and other revenue	3,776	3,505	271	7.7%	3,776	3,505	271	7.7%
Total revenues	683,240	584,245	98,995	16.9%	623,484	580,362	43,122	7.4%
Operating Costs and Expenses:
Hotel operating expenses	523,894	445,622	(78,272)	(17.6)%	467,294	441,555	(25,739)	(5.8)%
Lease expense	3,584	3,425	(159)	(4.6)%	3,584	3,425	(159)	(4.6)%
Depreciation and amortization	80,459	76,416	(4,043)	(5.3)%	71,613	75,204	3,591	4.8%
Impairment losses and other charges	728	—	(728)	(100.0)%	—	—	—	—%
Corporate expenses	18,880	23,632	4,752	20.1%	—	—	—	—
Total operating costs and expenses	627,545	549,095	(78,450)	(14.3)%	542,491	520,184	(22,307)	(4.3)%
Operating income	55,695	35,150	20,545	58.4%	80,993	60,178	$20,815	34.6%
Interest expense, net	(63,826)	(58,505)	(5,321)	(9.1)%
Equity in earnings (losses) of unconsolidated affiliates	3,252	(2,054)	5,306	258.3%
Foreign currency exchange gain (loss)	177	(1,169)	1,346	115.1%
Other income, net	45	1,365	(1,320)	(96.7)%
Loss before income taxes and discontinued operations	(4,657)	(25,213)	20,556	81.5%
Income tax expense	(1,121)	(215)	(906)	(421.4)%
Loss from continuing operations	(5,778)	(25,428)	19,650	77.3%
Loss from discontinued operations, net of tax	—	(535)	535	100.0%
Net loss	(5,778)	(25,963)	20,185	77.7%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	22	126	(104)	(82.5)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	7,467	891	6,576	738.0%
Net income (loss) attributable to SHR	$1,711	$(24,946)	$26,657	106.9%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$80,993	$60,178	$20,815	34.6%
Corporate expenses					(18,880)	(23,632)	4,752	20.1%
Corporate depreciation and amortization					(383)	(789)	406	51.5%
Non-Same Store Assets operating loss					(6,035)	(607)	(5,428)	(894.2)%
Total Portfolio operating income					$55,695	$35,150	$20,545	58.4%
Operating Data (1):
Number of hotels	16	16			15	15
Number of rooms	6,866	6,865			6,356	6,356

(1) Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates and properties included in discontinued operations.
Rooms. Our Same Store Assets contributed to a $25.3 million, or 7.9%, increase in rooms revenue for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	76.0%	74.6%	1.9%
ADR	$274.22	$259.62	5.6%
RevPAR	$208.45	$193.62	7.7%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.6% increase in ADR and a 1.4 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 4.6% increase in transient occupancy, partially offset by a 1.4% decrease in group occupancy, and 6.2% and 3.9% increases in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. Rooms revenue at the Four Seasons Punta Mita Resort increased 21.0% for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 due to increases in both transient and group occupancy and transient and group ADR related to a focus on obtaining business outside of the United States. The only decrease in rooms revenue relates to the Marriott London Grosvenor Square hotel due to a 7.0% decrease in ADR for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 driven by demand from the 2012 London Olympic Games.
For the Total Portfolio, rooms revenue increased $69.4 million, or 21.4%, for the nine months ended September 30, 2013 from the nine months ended September 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes an increase of $44.0 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2013 and 2012 are summarized as follows:

	Nine Months Ended September 30,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	76.3%	74.5%	2.4%
ADR	$285.79	$260.77	9.6%
RevPAR	$218.20	$194.37	12.3%
Food and Beverage. Our Same Store Assets experienced a $12.7 million, or 6.4%, increase in food and beverage revenue for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels’ food and beverage outlets, which included redesigned restaurants at the InterContinental Miami hotel and the Four Seasons Jackson Hole hotel, and increased banquet revenues. For the Total Portfolio, food and beverage revenue increased $23.6 million, or 11.9%, when comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes an increase of $10.9 million additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $4.8 million, or 8.2%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 primarily due to an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel and the Four Seasons Punta Mita Resort, an increase in theater revenue at the Marriott Lincolnshire Resort resulting from an increase in performances as compared to the prior period, and increases in spa and garage revenues.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2013 and 2012, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$110,711	$90,628	$(20,083)	(22.2)%	$94,844	$89,823	$(5,021)	(5.6)%
Food and beverage	170,763	143,065	(27,698)	(19.4)%	152,823	142,137	(10,686)	(7.5)%
Other departmental expenses	173,827	153,557	(20,270)	(13.2)%	159,219	152,907	(6,312)	(4.1)%
Management fees	20,767	18,012	(2,755)	(15.3)%	19,573	17,922	(1,651)	(9.2)%
Other hotel expenses	47,826	40,360	(7,466)	(18.5)%	40,835	38,766	(2,069)	(5.3)%
Total hotel operating expenses	$523,894	$445,622	$(78,272)	(17.6)%	$467,294	$441,555	$(25,739)	(5.8)%
Hotel operating expenses for our Same Store Assets increased by $25.7 million, or 5.8%, primarily due to:

•	$11.9 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$2.7 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$1.7 million higher management fees,

•	$1.4 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.1 million higher travel agent commissions, which increased due to higher occupancy and rates,

•	$0.4 million higher marketing costs, and

•	$0.3 million higher insurance costs, partially offset by

•	$0.8 million insurance settlement proceeds.
For the Total Portfolio, hotel operating expenses increased by $78.3 million, or 17.6%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes an increase of $51.7 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $3.6 million, or 4.8%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012 primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel and the InterContinental Chicago hotel. For the Total Portfolio, depreciation and amortization increased $4.0 million, or 5.3%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The Total Portfolio also includes an increase in depreciation expense of $8.0 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Impairment Losses and Other Charges. During the nine months ended September 30, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million.
Corporate Expenses. Corporate expenses decreased $4.8 million, or 20.1%, for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The decrease in corporate expenses is primarily due to a $1.2 million decrease in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel, and a $2.8 million decrease related to the Value Creation Plan. See "Item 1. Financial Statements - 11. Share-Based Employee Compensation Plans - Value Creation Plan and Deferral Program" for a further description of this plan. The Value Creation

Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the nine months ended September 30, 2013.
Interest Expense, Net. The $5.3 million, or 9.1%, increase in interest expense, net for the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, was primarily due to:

•	a $12.6 million increase attributable to higher average borrowings,

•	a $1.1 million increase in the amortization of deferred financing costs,

•	a $0.4 million decrease in capitalized interest, and

•	a $0.1 million decrease in interest income, partially offset by

•	a $4.7 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $2.4 million decrease due to lower average interest rates, and

•	a $1.8 million decrease in amortization of interest rate swap costs.
The components of interest expense, net for the nine months ended September 30, 2013 and 2012 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Mortgages and other debt	$(60,322)	$(52,204)
Bank credit facility	(4,352)	(2,204)
Amortization of deferred financing costs	(3,832)	(2,761)
Amortization of interest rate swap costs	(5,206)	(6,994)
Mark to market of certain interest rate swaps	9,121	4,405
Interest income	45	122
Capitalized interest	720	1,131
Total interest expense, net	$(63,826)	$(58,505)
The weighted average debt outstanding for each of the nine months ended September 30, 2013 and 2012 amounted to $1.3 billion and $1.1 billion, respectively. At September 30, 2013, including the effect of interest rate swaps, approximately 75.3% of our total debt had fixed interest rates.
Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.
Nine months ended September 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings	$1,761	$1,470	$21	$3,252
Depreciation and amortization	5,005	5,647	1	10,653
Interest expense	585	6,384	34	7,003
Income tax expense	—	276	3	279

Nine months ended September 30, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in (losses) earnings	$(1,083)	$(1,209)	$238	$(2,054)
Depreciation and amortization	5,321	5,944	69	11,334
Interest expense	589	8,833	60	9,482
Income tax (benefit) expense	—	(294)	83	(211)
We recorded $3.3 million of equity in earnings during the nine months ended September 30, 2013, which is a $5.3 million change from the $2.1 million equity in losses recorded during the nine months ended September 30, 2012, primarily due to an increase in operating income at the Fairmont Scottsdale Princess hotel and a decrease in interest expense at the Hotel del Coronado.
Foreign Currency Exchange Gain (Loss). We recorded foreign currency exchange gain of $0.2 million for the nine months ended September 30, 2013 and foreign currency exchange loss of $1.2 million for the nine months ended September 30, 2012. The change of $1.3 million was primarily related to the liquidation of a foreign entity during the nine months ended September 30, 2012.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The decrease in other income, net of $1.3 million for the nine months ended September 30, 2013 when compared to the prior period, is primarily due to net losses related to the sale of condominium units at the JW Marriott Essex House Hotel in June and July 2013.
Income Tax Expense. Income tax expense increased $0.9 million, or 421.4%, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012. The increase in income taxes primarily relates to an increase in current tax expense at the Four Seasons Punta Mita Resort.
Loss from Discontinued Operations, Net of Tax. The loss from discontinued operations, net of tax of $0.5 million for the nine months ended September 30, 2012 consisted of a foreign currency exchange loss related to the sale of the Paris Marriott hotel.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the nine months ended September 30, 2013 was $7.5 million, a change of $6.6 million from net loss attributable to noncontrolling interests of $0.9 million in the same period in the prior year due to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012.
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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of September 30, 2013, we had approximately $13.2 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements. As of September 30, 2013, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility, and we had $137.0 million outstanding borrowings on our $300.0 million bank credit facility and $15.6 million in letters of credit outstanding.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon

Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of November 11, 2013, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $131.6 million.
In September 2013, we amended the mortgage agreements secured by the Fairmont Chicago and Westin St. Francis hotels. The amendment eliminates future principal amortization payments subject to meeting certain financial and other requirements. In July 2011 and November 2012, we refinanced certain of our mortgage loans whereby we staggered and extended maturities from 2016 through 2021, assuming extension options are exercised (see – “Mortgages and other debt payable” below). On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Preferred dividends for the third quarter of 2013 were paid on September 30, 2013 to holders of record as of the close of business on September 13, 2013. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Capital expenditures for the nine months ended September 30, 2013 and 2012 amounted to $53.0 million and $37.0 million, respectively. Included in the 2013 and 2012 amounts were $0.7 million and $1.1 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2013, we expect to spend approximately $18.0 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $9.0 million on owner-funded projects, which includes those required by lenders, subject to adjustments based on continued evaluation. For the remainder of the year ending December 31, 2013, we expect to spend approximately $3.1 million on renovations and improvements as required by the JW Marriott Essex House Hotel management agreement.
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

Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of September 30, 2013 (in thousands):

	Balance as of September 30, 2013	Remainder of 2013	2014	2015	2016	2017	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,367	$—	$—	$—	$—	$89,367	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 2.60%(2)	113,367	—	113,367	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	—	130,000	—	—
Fairmont Chicago, 6.09%	93,124	—	—	—	—	93,124	—
Westin St. Francis, 6.09%	209,588	—	—	—	—	209,588	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	109,500	500	2,000	2,000	2,000	2,000	101,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%(3)	186,278	—	—	1,200	4,800	180,278	—
InterContinental Miami, LIBOR plus 3.50%	85,000	—	422	889	952	1,021	81,716
InterContinental Chicago, 5.61%	144,867	448	1,833	1,940	2,031	2,172	136,443
Total mortgages payable(4)	1,161,091	948	117,622	6,029	139,783	577,550	319,159
Other debt, 5.00%(5)	1,476	—	1,476	—	—	—	—
Total mortgages and other debt payable	$1,162,567	$948	$119,098	$6,029	$139,783	$577,550	$319,159

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.4 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	The spread over GBP LIBOR increases in steps from GBP LIBOR plus 2.60% in September 2013 to GBP LIBOR plus 4.25% in April 2014. The spread in the table is the spread as of September 30, 2013.

(3)	Subject to a 0.75% LIBOR floor.

(4)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at September 30, 2013.

(5)
The North Beach Venture (See “Item 1. Financial Statements -8. Indebtedness - Mortgages and Other Debt Payable”) assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit.

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
Equity Securities
As of September 30, 2013, we had 3,066,939 RSUs outstanding, of which 1,239,967 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2012 to September 30, 2013 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2012	204,308,710	853,461	205,162,171
RSUs redeemed for shares of our common stock	1,217,905	—	1,217,905
OP Units redeemed for shares of our common stock	434	(434)	—
Outstanding at September 30, 2013	205,527,049	853,027	206,380,076
Cash Flows
Operating Activities. Net cash provided by operating activities was $82.0 million and $44.7 million for the nine months ended September 30, 2013 and 2012, respectively. Cash flows from operations increased from 2012 to 2013 primarily due to improved operations at the Same Store Assets and the JW Marriott Essex House Hotel, which we acquired in September 2012.
Investing Activities. Net cash used in investing activities was $38.6 million and $398.8 million for the nine months ended September 30, 2013 and 2012, respectively. The significant investing activities during these periods are summarized below:

•	We acquired the JW Marriott Essex House Hotel for $351.1 million during the nine months ended September 30, 2012.

•
We sold three condominium units at the JW Marriott Essex House Hotel and received $6.8 million during the nine months ended September 30, 2013. We sold our leasehold interest in the Paris Marriott and received $2.0 million during the nine months ended September 30, 2012.

•	We received cash from unconsolidated affiliates of $22.9 million and $7.1 million during the nine months ended September 30, 2013 and 2012, respectively.

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the nine months ended September 30, 2012.

•
We disbursed $53.0 million and $37.0 million during the nine months ended September 30, 2013 and 2012, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $15.2 million and $10.4 million during the nine months ended September 30, 2013 and 2012, respectively.
Financing Activities. Net cash used in financing activities was $43.6 million for the nine months ended September 30, 2013 and net cash provided by financing activities was $364.4 million for the nine months ended September 30, 2012. The significant financing activities during these periods are summarized below:

•	We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the nine months ended September 30, 2012.

•	We distributed $18.1 million and $84.6 million to our preferred shareholders during the nine months ended September 30, 2013 and 2012, respectively.

•	We made net payments of $9.0 million during the nine months ended September 30, 2013. We had net borrowings of $74.0 million during the nine months ended September 30, 2012.

•
We made payments of $13.3 million on mortgages and other debt during the nine months ended September 30, 2013 and received net proceeds of $180.5 million on mortgages and other debt during the nine months ended September 30, 2012.

•
We received contributions of $3.1 million and $87.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the nine months ended September 30, 2013 and 2012, respectively.

•	We paid financing costs of $2.1 million and $4.7 million during the nine months ended September 30, 2013 and 2012, respectively.
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
Preferred dividends for the third quarter of 2013 were paid on September 30, 2013 to holders of record as of the close of business on September 13, 2013. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity due to the uncertainty in the economic environment.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,299,567	$948	$401,910	$762,564	$134,145
Interest on long-term debt obligations (3)	281,885	20,828	195,145	46,038	19,874
Operating lease obligations—ground leases and office space	129,275	471	5,705	3,090	120,009
Operating leases—Marriott Hamburg	85,726	1,279	15,354	10,236	58,857
Purchase commitments (4)	32,447	11,639	20,808	—	—
Total	$1,828,900	$35,165	$638,922	$821,928	$332,885

(1)	These amounts represent obligations that are due within fiscal year 2013.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2013 and includes the effect of our interest rate swaps.

(4)
Amounts include executed construction contracts, obligations under the JW Marriott Essex House Hotel property improvement plan, and other required property improvements and renovations. As of September 30, 2013, we have $12.0 million included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders.

Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.

We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of September 30, 2013, $39.0 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
Off-Balance Sheet Arrangements
Fairmont Scottsdale Princess Venture
We have agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), that formed FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture), which owns the Fairmont Scottsdale Princess hotel. We have a 50% ownership interest in the Fairmont Scottsdale Princess Venture and account for our investment under the equity method of accounting. We jointly control the venture with Walton Street and serve as the managing member. We also serve as the hotel’s asset manager and earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% of total revenues during years three and four, and 1.5% of total revenues thereafter, as well as certain project management fees. In connection with the Fairmont Scottsdale Princess Venture, we are entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture has a $133.0 million mortgage that matures December 31, 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. The Fairmont Scottsdale Princess Venture expects to meet these conditions and intends to extend or refinance the loan. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.7 million and $25.2 million as of September 30, 2013 and December 31, 2012, respectively. Our equity in earnings (losses) of the Fairmont Scottsdale Princess Venture was $1.8 million and $(1.1) million for the nine months ended September 30, 2013 and 2012, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $56.9 million and $83.3 million as of September 30, 2013 and December 31, 2012, respectively. Our equity in earnings (losses) of the Hotel del Coronado Venture was $1.5 million and $(1.2) million for the nine months ended September 30, 2013 and 2012, respectively.
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
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that is developing the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At September 30, 2013 and December 31, 2012, our investment in the unconsolidated affiliate amounted to $4.0 million and $3.9 million, respectively. Our equity in earnings of the unconsolidated affiliate was $30,000 and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At September 30, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million. Our equity in losses of the unconsolidated affiliate was $9,000 for the three and nine months ended September 30, 2013.
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
We performed an impairment test of the long-lived assets related to a property adjacent to the Fairmont Chicago hotel during the third quarter of 2013 as a result of a change in the anticipated holding period for this asset. As a result of this test, we recorded an impairment loss of $0.7 million during the three and nine months ended September 30, 2013. There were no other indicators of potential impairment during the nine months ended September 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to September 30, 2013. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the nine months ended September 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to September 30, 2013. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the nine months ended September 30, 2013 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to September 30, 2013. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the nine months ended September 30, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to September 30, 2013. Any such adjustments could be material, but will be non-cash.

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
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to SHR common shareholders	$3,760	$(8,557)	$(16,414)	$(43,071)
Depreciation and amortization	26,244	25,649	80,459	76,416
Interest expense	21,106	19,942	63,871	58,627
Income taxes	(430)	(600)	1,121	215
Noncontrolling interests	29	(17)	(22)	(126)
Adjustments from consolidated affiliates	(3,912)	(1,879)	(11,015)	(4,382)
Adjustments from unconsolidated affiliates	5,903	7,036	17,936	20,606
Preferred shareholder dividends	6,042	6,042	18,125	18,125
EBITDA	58,742	47,616	154,061	126,410
Realized portion of deferred gain on sale leaseback	(52)	(49)	(154)	(150)
Loss on sale of assets—continuing operations	1,028	—	755	—
Loss on sale of assets—adjustments from consolidated affiliates	(370)	—	(370)	—
Impairment losses and other charges	728	—	728	—
Foreign currency exchange loss (gain) – continuing operations	9	996	(177)	1,169
Foreign currency exchange loss – discontinued operations	—	—	—	535
Adjustment for Value Creation Plan	—	(2,013)	—	2,759
Comparable EBITDA	$60,085	$46,550	$154,843	$130,723
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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to SHR common shareholders	$3,760	$(8,557)	$(16,414)	$(43,071)
Depreciation and amortization	26,244	25,649	80,459	76,416
Corporate depreciation	(125)	(260)	(383)	(789)
Loss on sale of assets – continuing operations	1,028	—	755	—
Realized portion of deferred gain on sale leaseback	(52)	(49)	(154)	(150)
Noncontrolling interests adjustments	(25)	(121)	(277)	(374)
Adjustments from consolidated affiliates	(2,269)	(859)	(5,565)	(2,185)
Adjustments from unconsolidated affiliates	3,429	3,792	10,653	11,335
FFO	31,990	19,595	69,074	41,182
Redeemable noncontrolling interests	53	104	255	248
FFO – Fully Diluted	32,043	19,699	69,329	41,430
Impairment losses and other charges	728	—	728	—
Non-cash mark to market of interest rate swaps	(2,977)	(1,688)	(9,121)	(4,405)
Foreign currency exchange loss (gain) – continuing operations	9	996	(177)	1,169
Foreign currency exchange loss – discontinued operations	—	—	—	535
Adjustment for Value Creation Plan	—	(2,013)	—	2,759
Comparable FFO	$29,803	$16,994	$60,759	$41,488
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
See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2013.
As of September 30, 2013, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 75.3% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.
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
For the nine months ended September 30, 2013, approximately 8.1% of our total revenues were generated outside of the United States, with approximately 3.7% of total revenues generated from the Marriott London Grosvenor Square hotel (which uses the British pound), approximately 3.8% of total revenues generated from the Four Seasons Punta Mita Resort (which uses the Mexican peso), and approximately 0.6% of total revenues generated from the Marriott Hamburg hotel (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.
If the U.S. dollar had strengthened an additional 10.0% during the nine months ended September 30, 2013, total revenues and operating income would have changed from the amounts reported by (in millions):

	Mexican Peso	British Pound	Euro	Total
Decrease in total revenues	$(2.6)	$(2.6)	$(0.4)	$(5.6)
Decrease in operating income	$(0.1)	$(0.7)	$—	$(0.8)
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had strengthened by 10.0% as of September 30, 2013, resulting translation adjustments recorded in shareholders’ equity would have increased by approximately $2.9 million from the amounts reported.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2013, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

STRATEGIC HOTELS & RESORTS, INC.
November 12, 2013	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

November 12, 2013	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

*	10.1	Amendment and Restatement Agreement, dated August 7, 2013, by and among Banian Finance S.a.r.l., Lamar Hotel Company Limited and Barclays Bank PLC.

*	10.2
First Modification of Deed of Trust, Security Agreement and Fixture Filing, Promissory Note and Other Loan Documents, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C.

*	10.3
First Modification of Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C.

*	10.4
First Modification of Mortgage, Security Agreement and Fixture Filing, Promissory Note and Other Loan Documents, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC.

*	10.5
First Modification of Subordinate Mortgage, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC.

*	10.6	First Amendment to Guaranty, dated as of September 9, 2013, by and between Strategic Hotel Funding, L.L.C. and Metropolitan Life Insurance Company.

*	10.7	First Amendment to Guaranty, dated as of September 9, 2013, by and between Strategic Hotel Funding, L.L.C. and Metropolitan Life Insurance Company.

*	10.8	First Amendment to Affiliated Guaranty, dated as of September 9, 2013, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company.

*	10.9	First Amendment to Affiliated Guaranty, dated as of September 9, 2013, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Disclosure Regarding Forward-Looking Statements and Risk Factors.

*+	101.INS	XBRL Instance Document

*+	101.SCH	XBRL Taxonomy Extension Schema Document

*+	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*+	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*+	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*+	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.