Form 10-K
period 2013-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2014-02-27
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
 ___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-32223
  _________________________
STRATEGIC HOTELS & RESORTS, INC.
(Exact name of registrant as specified in its charter)

Maryland	33-1082757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 West Madison Street, Suite 1700, Chicago, Illinois	60606-3415
(Address of principal executive offices)	(Zip Code)
  _______________________________
Registrant’s telephone number, including area code: (312) 658-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value per share)	New York Stock Exchange
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share)	New York Stock Exchange
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share)	New York Stock Exchange
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share)	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $1.58 billion as of June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sale price of the common stock on the New York Stock Exchange on such date).
The number of shares of common stock ($0.01 par value per share) of the registrant outstanding as of February 26, 2014 was 205,582,838.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of economic conditions and disruptions in financial markets upon business and leisure travel and the hotel markets in which we invest;

•	our liquidity and refinancing demands;

•	our ability to obtain, refinance or extend maturing debt;

•	our ability to maintain compliance with covenants contained in our debt facilities;

•
stagnation or deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels and resorts operate and in which we invest, including luxury and upper upscale product;

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
We operate as a self-administered and self-managed real estate investment trust, or REIT, managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99% of its membership units as of February 26, 2014.
As of February 26, 2014, we:

•
wholly own or lease 14 hotels, have 53.5% and 51.0% interests in affiliates that each own one hotel where we asset manage such hotels, and have 50.0% and 36.4% interests in, and act as asset manager for, two unconsolidated affiliates that each own one hotel;

•	own land held for development including:

•	47.5 acres of oceanfront land adjacent to our Four Seasons Punta Mita Resort, Nayarit, Mexico and 50.7 acres of oceanfront land near the Four Seasons Punta Mita Resort; and

•	a 20,000 square-foot oceanfront land parcel in Santa Monica, California adjacent to our Loews Santa Monica Beach Hotel entitled for development and residential units.
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
Business Strategy
We have a unique portfolio of high-quality luxury and upper upscale assets with significant embedded growth prospects and a highly regarded asset management platform that delivers industry leading operating results. The key tenets of our strategy include a commitment to the luxury and upper upscale sector; a focus on complex, multi-use properties in urban or resort areas with high barriers to entry; internal growth through operational excellence, expense management, and robust asset management; initiatives to continually elevate the guest experience; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Internal Growth Strategy
We have significant embedded growth prospects and extensive opportunities to generate value through internal initiatives and exceptional asset management.

Embedded Growth - Many of our hotels are located in markets with significant barriers to entry, including lack of available land, high development costs and long development and entitlement lead times, which minimize the supply of luxury assets. The implications of limited supply, coupled with sustained economic growth, is significant embedded growth in our portfolio from upside in rate, occupancy, ancillary revenue and continued margin expansion.

Internal Initiatives - A key component of our strategy is our inherent drive to improve and elevate the guest experience. Each of our hotels is a complex, multi-faceted property that serves sophisticated guests. Our vision is that our properties not only offer luxurious, high-quality accommodations, but also provide a vibrant environment of meetings, dining, recreation, spa, and wellness. We strive to enhance revenue through all components of our mixed-use hotels and resorts. Our goal is to create incremental sources of income and enhance the guest experience through thoughtfully executed initiatives based on consumer market research.
Asset Management - We believe that we can enhance our cash flow and earnings growth through expert asset management, which we expect will ultimately generate increased operating margins and higher investment returns. Our value-added asset management strategy includes working in partnership with the hotel management companies that operate our hotels. We have multi-property relationships with a select group of hotel management companies that, in our opinion, have strong brand recognition, superior marketing capabilities, management depth and an ability to work with our team to create efficient operations. We improve hotel operating performance through the application of value-added programs that include state-of-the-art staffing systems, research-driven guest initiatives, margin-improving food procurement programs, and market-specific enhancements that appeal to our guests.
We provide rigorous oversight of our properties and the hotel management companies that operate them to ensure the alignment of the hotel management companies’ and our interests and to monitor compliance with the management contracts relating to our properties. This oversight allows us to maximize operating margins and enhance property values.

•	External Growth Strategy

We continue to review external growth opportunities that meet our rigorous standards both for our strategic and investment criteria.

One of our core competencies is a diligent approach to acquisitions that includes continuous research-based selection of target markets and individual properties. We target upper upscale and luxury hotels in select urban and resort markets located in North America, including major business centers and leisure destinations, with strong growth characteristics and high barriers to entry. We believe that the upper upscale and luxury hotel sector is an extremely attractive sector for long-term investment, especially considering the supply constraints characteristic of that sector.
We concentrate our acquisition efforts on complex properties with multiple revenue streams. We target multi-faceted properties because they provide opportunities for our asset management team to maximize returns, provide a more diversified revenue mix, and provide a more complete guest experience that helps sustain the core accommodation business. We identify underperforming properties with substantial upside where we can leverage our asset management skill set to implement value-added programs.
We focus on opportunities where we can generate a return that exceeds our cost of capital. We are committed to being disciplined, prudent acquirers of properties that meet our rigorous standards with respect to quality. We intend to manage any external growth opportunities within the confines of our broader, disciplined balance sheet management and capital allocation strategies.

•	Asset Disposition Strategy

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

•	Balance Sheet Management Strategy

We are committed to reducing our debt and improving our liquidity. We thoughtfully consider transactions that will reduce excessive leverage and reduce the risk to equity created by credit exposure, which include raising additional equity, refinancing or restructuring property-level mortgage debt to create a well-staggered debt maturity profile with long-date maturities, and disposing of select assets.

•	Capital Allocation Strategy

Our capital allocation strategy is focused on maintaining a strong and flexible balance sheet while making strategic investments in our business to create shareholder value. We are committed to having a disciplined capital allocation strategy and prudently manage our leverage within stated ranges and intend to consider acquisitions on a leverage-neutral basis. We regularly evaluate our policies to ensure that they reflect our commitment to maximizing shareholder value.
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
In executing our external growth strategy, we face competition from institutional pension funds, private equity investors, other REITs and numerous local, regional and national owners in each of our markets. Some of these entities may have substantially greater financial resources and may be able to accept more risk than we can prudently manage. Competition may generally reduce the number of suitable investment opportunities offered to us and increase the bargaining power of property owners seeking to sell their properties to us.
Seasonality
For information relating to the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” on page 53 of this Form 10-K.
Employees
As of February 26, 2014, we had 34 full-time and four part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.
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
Third Party Lease Agreements
We are the tenant under a lease with a third-party landlord for the Marriott Hamburg. We are also the tenant under ground leases with third-party landlords where we lease the land for the Marriott Lincolnshire Resort and the Marriott London Grosvenor Square hotel. Additionally, an unconsolidated affiliate is a tenant under a ground lease for a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The remaining life on the initial terms of these third party leases range from 16 to 99 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent.

Hotel Management Agreements
Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.25% to 4.0% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from four years to 29 years and average 13 years. A management agreement with one of our operators typically has the terms described below.

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
Risks related to our business
Economic conditions and disruptions in the financial markets may effect adversely our business, results of operations and liquidity.
The United States and global equity and credit markets have at times experienced significant price volatility, dislocations and liquidity disruptions since 2008, all of which caused market prices of the stock of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably.  These circumstances led to a decline in business and consumer confidence, resulted in a decline of real estate values, and impacted liquidity in the global financial markets, which made terms for financings less attractive, and, in some cases, resulted in the lack of availability of certain types of financing.  Continued uncertainty in the equity and credit markets may impact negatively our ability to access additional short-term and long-term financing on reasonable terms or at all, which would impact negatively our liquidity and financial condition.  A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may impact negatively our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates.   In addition, a downturn and/or uncertainty in U.S. and global financial markets could, directly or indirectly, adversely affect the value of our properties and lodging demand and therefore our business, financial condition and results of operations.  The ultimate impact of these events and the effects they may have on our business, financial condition and liquidity are unpredictable and may not be immediately apparent.
We incurred losses in recent fiscal years due to the recent economic downturn, and we may incur losses in the future.
We incurred net losses of $58.3 million, $4.9 million, $230.8 million and $246.4 million for our 2012, 2011, 2010 and 2009 fiscal years, respectively. The recent economic downturn has negatively impacted business and leisure travel. A further decline in economic conditions will likely produce additional losses. There can be no assurance that we will maintain profitable operations and generate net income for our stockholders in the near term or at all.
Our financial covenants may adversely affect our financial position, results of operations and liquidity.
The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including restrictions on our ability to incur additional indebtedness. Importantly, our bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under our bank credit facility is based on, among other factors, the lesser of the calculation of 1.2 times debt service coverage based on the greater of the in-place interest rate or 7.0% debt constant for the borrowing base assets or a 60% advance rate against the appraised value of the borrowing base assets. The actual interest rate on our bank credit facility is LIBOR plus 3.00%, which equates to 3.17% as of December 31, 2013. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by, among other things, any deterioration in our operations brought on by the recent economic downturn, potential further declines in our property values, additional borrowings to maintain our liquidity and fund our capital and financing obligations, and security concerns impacting travel to Mexico.
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

In the event that the economic recovery stalls and negative economic conditions return and our business significantly deteriorates, we may be required to take further steps to acquire the funds necessary to satisfy our short-term cash needs, including possibly liquidating some of our assets on terms that would be less attractive than would be obtainable after conditions in the economy, the credit markets and the hotel markets improve. If negative conditions return, our business deteriorates and we do not achieve a successful disposition of assets or increase our liquidity through alternative channels or modify or obtain a waiver to certain terms of our bank credit facility, we may breach one or more of our financial covenants or the maximum availability under the bank credit facility may fall below our short-term borrowing needs. A default under the bank credit facility would allow the lenders to declare all amounts outstanding under the facility to become due and payable. Additionally, such an acceleration event would allow for acceleration of the interest rate swaps (with a termination cost of $28.9 million as of December 31, 2013).
We have substantial debt, a portion of which is variable-rate debt, and upon maturity, we plan to extend or refinance with new debt, which may not be available when required on optimal terms or at all.
We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable-rate, and to the extent available, we may borrow additional variable-rate debt under our bank credit facility. When we seek to refinance our outstanding indebtedness, our interest expense may increase. Increases in interest rates on our existing variable-rate indebtedness, or on new indebtedness we incur when refinancing our existing indebtedness, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2013, we had total debt of $1.27 billion, and, including the effect of interest rate swaps, approximately 68.0% of our total debt had fixed interest rates.
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
Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this annual report on Form 10-K for quantified information regarding our debt maturities as of December 31, 2013. There can be no assurance that we will be able to refinance our debt with new borrowings on favorable terms or at all or raise capital through the sale of equity. If we are unable to refinance or restructure our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, or forfeit the property securing such indebtedness, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.
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
Our working capital and liquidity reserves may not be adequate to cover all of our cash needs and we may have to obtain financing from either affiliated or unaffiliated sources. If the United States and global financial markets experience another downturn or turmoil, sufficient financing may not be available or, if available, may not be available on reasonable terms. Additional borrowings for working capital purposes will increase our interest expense, and therefore may harm our financial condition and results of operations.

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
We periodically review each of our hotels and resorts and any related goodwill for possible impairment. Based on the results of these analyses, in fiscal years 2013 and 2012 we wrote off $0.7 million and $14.6 million, respectively, to impairment losses to reduce the carrying value of long-lived assets to their estimated fair values. Our other hotels and related goodwill may become impaired, or our hotels which have previously become impaired may become further impaired, in the future, which may adversely affect our financial condition and results of operations.
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
As of February 26, 2014, seven of the hotels and resorts we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states.

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
If our internal control over financial reporting and disclosure controls and procedures are not effective, we may not be able to provide reliable financial information. If we discover deficiencies in our internal controls, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations. Such non-compliance could also result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our consolidated financial statements. In addition, perceptions of our business among customers, suppliers, rating agencies, lenders, investors, securities analysts and others could be adversely affected.
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
Our hotel management companies act as employer of the hotel-level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreement at our Loews Santa Monica Beach Hotel has expired. At this time, we cannot predict when or whether a new agreement will be reached and what the impact of prolonged negotiations could be. If an agreement is reached, or if any of our hotels not currently operating under a collective bargaining agreement enters into one, such agreement may cause us to incur additional expenses related to the employees at our hotels, thereby reducing our profits and impacting our financial results negatively. Additionally, if an agreement is not reached and there are labor disputes, including strikes, operations at our hotel could suffer due to the diversion of business to other hotels or increased costs of operating the hotel during such a labor dispute, thereby impacting our financial results negatively.
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
Investing through partnerships decreases our ability to manage risk.
In addition to acquiring or developing hotels and resorts directly, we have from time to time invested, and expect to continue to invest in hotels and ancillary businesses, as a partner. Partners often have shared control over the operation of the assets. Therefore, investments may involve risks such as the possibility that the partner in an investment might become bankrupt or not have the financial resources to meet its obligations, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. Consequently, actions by a partner might subject hotels, resorts and businesses to additional risk. We may be unable to take action without the approval of our partners, and alternatively, our partners could take actions without our consent. Additionally, should a partner become bankrupt, we could become liable for our partner’s share of liabilities.
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

•
increases in operating costs due to inflation, labor costs (including the impact of unionization), workers’ compensation and health-care related costs (including the impact of the Patient Protection and Affordable Care Act), utility costs, insurance and unanticipated costs such as acts of nature and their consequences and other factors that may not be offset by increased room rates;

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
Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 26, 2014, seven of our hotels and resorts were located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami hotel and Four Seasons Punta Mita Resort are located in areas that are prone to hurricanes and/or floods.
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

We consider acquisition opportunities in the ordinary course of our business, which may not perform as anticipated.
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

				Year Ended December 31, 2013(1)				% Change 2013 – 2012(2)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	87.4%	$245.48	$214.52	$341.74	12.8%	11.6%
InterContinental Chicago(*)	Chicago, IL	4/2005	792	79.4%	$196.08	$155.68	$265.75	3.6%	3.6%
Hotel del Coronado(3)	Coronado, CA	1/2006	757	66.1%	$384.11	$253.88	$537.38	2.1%	6.2%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	69.3%	$213.71	$148.11	$236.27	0.1%	(2.9)%
Fairmont Scottsdale Princess(4)	Scottsdale, AZ	9/2006	649	70.4%	$237.72	$167.27	$393.16	15.1%	20.8%
InterContinental Miami(*)	Miami, FL	4/2005	641	80.7%	$189.11	$152.68	$272.32	15.1%	16.3%
JW Marriott Essex House Hotel(5)(*)	New York, NY	9/2012	510	81.2%	$441.95	$358.74	$526.30	11.6%	18.3%
Hyatt Regency La Jolla(6)(*)	La Jolla, CA	7/1999	419	73.3%	$169.33	$124.15	$223.28	0.1%	(2.8)%
Ritz-Carlton Laguna Niguel(7)	Dana Point, CA	7/2006	396	67.0%	$398.30	$266.82	$575.13	11.5%	12.2%
Loews Santa Monica Beach Hotel(*)	Santa Monica, CA	3/1998	342	85.1%	$343.20	$291.99	$429.72	5.0%	6.1%
Ritz-Carlton Half Moon Bay(7)	Half Moon Bay, CA	8/2004	261	68.1%	$417.81	$284.46	$651.78	10.6%	7.3%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	222	72.1%	$577.88	$416.63	$848.53	13.2%	12.7%
Four Seasons Silicon Valley	East Palo Alto, CA	3/2011	200	79.0%	$341.43	$269.74	$493.70	14.6%	11.3%
Four Seasons Punta Mita Resort(7)(8)	Punta Mita, Mexico	2/2001	173	45.2%	$694.68	$314.02	$601.23	16.5%	15.0%
Four Seasons Jackson Hole	Teton Village, WY	3/2011	124	59.0%	$614.39	$362.55	$899.21	12.2%	17.1%
Ground Lease Property Interest
Marriott Lincolnshire Resort(7)	Lincolnshire, IL	9/1997	389	52.6%	$131.47	$69.14	$225.49	(7.8)%	(1.8)%
Marriott London Grosvenor Square(*)	London, England	8/2006	237	83.2%	$369.78	$307.66	$418.54	(6.0)%	(5.1)%
Leasehold Property Interest
Marriott Hamburg(9)	Hamburg, Germany	6/2000	278	83.5%	$191.41	$159.81	$219.32	6.2%	5.7%
Total			8,272	74.7%	$288.75	$215.78	$395.93	8.0%	9.4%

(1)	The table includes statistical information only for our period of ownership.

(2)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.

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

(5)	We own a 51.0% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—6. Variable Interest Entity” for further detail.

(6)	We own a 53.5% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—11. Equity and Distribution Activity” for further detail.

(7)	These properties are borrowing base assets under our bank credit facility, which are subject to mortgages.

(8)	On December 12, 2013, the Company entered into an agreement to sell this property.

(9)
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

Principal Terms of Management Agreements. Of our hotel properties, 17 are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

•	Base Management Fees. Our agreements generally provide for the payment of base management fees between 1.25% and 4.0% of the applicable hotel’s revenues, as determined in the agreements.

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

•
Terms. As of December 31, 2013, the remaining terms of the management agreements, not including renewal options, range from four years to 29 years and average 13 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

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
Our common stock is listed and traded on the NYSE under the symbol “BEE”. As of February 26, 2014, the number of registered holders of record of our common stock was 68. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.
The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2012 through December 31, 2013.

	2013 Per Share of Common Stock			2012 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$8.55	$6.44	$—	$6.83	$5.38	$—
Second Quarter	9.69	7.63	—	7.01	5.68	—
Third Quarter	9.20	8.09	—	6.70	5.68	—
Fourth Quarter	9.61	8.19	—	6.58	5.44	—
Year	$9.69	$6.44	$—	$7.01	$5.38	$—
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
On November 4, 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of common stock. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity and due to the bank credit facility covenant restrictions. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, the overall economic climate, and our improving financial results.
For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Bank Credit Facility.”
Equity Compensation Plan Information
There are 9,700,000 shares of common stock authorized for issuance under our Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan). As of December 31, 2013, there have been 2,908,947 securities issued into common stock. The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended and Restated Plan as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended and Restated Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			4,625,378
Restricted stock units	3,075,239	N/A
Total	3,075,239		4,625,378

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

	Years Ended December 31,
	2013 (1)	2012(1)	2011(1)	2010(1)	2009(1)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$506,348	$429,689	$392,058	$341,884	$321,504
Food and beverage	294,969	264,893	257,880	228,484	208,144
Other hotel operating revenue	93,535	75,857	74,686	72,006	80,892
Lease revenue	5,161	4,778	5,422	4,991	4,858
Total revenues	900,013	775,217	730,046	647,365	615,398
Operating costs and expenses:
Rooms	144,464	121,794	111,062	102,171	97,620
Food and beverage	225,213	193,431	185,628	164,725	154,537
Other departmental expenses	220,523	200,219	195,955	187,880	182,060
Management fees	27,126	23,085	22,705	20,022	20,517
Other hotel expenses	60,618	53,117	50,038	44,517	48,908
Lease expense	4,818	4,580	4,865	4,566	4,752
Depreciation and amortization	101,943	99,458	106,695	124,835	125,198
Impairment losses and other charges	728	18,406	—	141,858	88,374
Corporate expenses	25,807	31,578	39,539	34,349	23,545
Total operating costs and expenses	811,240	745,668	716,487	824,923	745,511
Operating income (loss)	88,773	29,549	13,559	(177,558)	(130,113)
Interest expense	(84,276)	(75,489)	(86,447)	(86,285)	(93,929)
Equity in earnings (losses) of unconsolidated affiliates	2,987	(13,485)	(9,215)	13,025	1,718
Income (loss) from continuing operations	6,716	(59,450)	(106,478)	(268,766)	(223,170)
Income (loss) from discontinued operations, net of tax	3,171	1,189	101,626	37,966	(23,263)
Net income (loss)	9,887	(58,261)	(4,852)	(230,800)	(246,433)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(38)	184	29	1,687	3,129
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,126	2,771	(383)	(1,938)	(641)
Preferred shareholder dividends	(24,166)	(24,166)	(18,482)	(30,886)	(30,886)
Net loss attributable to SHR common shareholders	(13,191)	(79,472)	(23,688)	(261,937)	(274,831)
Loss from continuing operations attributable to SHR common shareholders per share—basic	(0.08)	(0.40)	(0.70)	(2.44)	(3.35)
Loss from continuing operations attributable to SHR common shareholders per share—diluted	(0.08)	(0.40)	(0.70)	(2.44)	(3.35)

	As of the Years Ended December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009(1)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$2,337,151	$2,406,417	$2,086,689	$2,162,316	$2,598,143
Long-term debt obligations	1,273,696	1,322,297	1,050,385	1,146,281	1,648,197
Total liabilities	1,526,749	1,597,969	1,419,686	1,511,922	2,003,258
Noncontrolling interests in SHR’s operating partnership	7,534	5,463	4,583	5,050	2,717
Noncontrolling interests in consolidated affiliates	92,355	95,657	8,222	25,082	23,188
SHR’s shareholders’ equity	710,513	707,328	654,198	620,262	568,980
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated affiliates	16	16	15	15	16
Number of rooms at the end of the year excluding unconsolidated affiliates	6,866	6,865	6,356	6,873	7,245
Average occupancy rate	76.9%	74.1%	72.2%	69.5%	66.8%

(1)
We classified one hotel property as held for sale as of December 31, 2013. We sold one hotel property in 2011, one hotel property in 2010, and two hotel properties in 2009. The operations of these hotels are included as discontinued operations in the operating data above for all years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis is based primarily on the consolidated financial statements of Strategic Hotels & Resorts, Inc. (SHR) and its subsidiaries for the years presented and should be read together with the notes thereto contained in this annual report on Form 10-K. Terms employed herein as defined terms, but without definition, have meanings set forth in the notes to the consolidated financial statements (see “Item 8. Financial Statements and Supplementary Data”).
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and SHR, a public entity with interests, at that time, in 14 hotels. See “Item 8. Financial Statements and Supplementary Data—1. General” for the hotel interests owned or leased by us as of December 31, 2013.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of December 31, 2013. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2013, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the fourth quarter of 2013, driven by improved demand in transient business and increases in average room rates.
The fourth quarter of 2013 represented the fifteenth consecutive quarter of RevPAR growth and profit margin expansion for our Same Store United States portfolio. Same Store Assets (see “- Total Portfolio and Same Store Assets Definitions”

below) located in the United States, which excludes hotels owned through unconsolidated affiliates and those owned for less than five quarters, increased 2.3 percentage points in occupancy, primarily driven by a 5.3% increase in transient room nights, partially offset by a 2.9% decrease in group room nights compared to the quarter ended December 31, 2012. ADR at our United States Same Store Assets increased 6.5% in the fourth quarter of 2013 as a result of a 4.8% increase in transient rate and a 6.8% increase in group rate, compared to the fourth quarter of 2012. For the quarter ended December 31, 2013, RevPAR in this portfolio increased 9.8% and Total RevPAR increased 15.8%, compared to the quarter ended December 31, 2012.
Our total United States portfolio of 15 hotels includes our unconsolidated affiliates at the Hotel del Coronado and Fairmont Scottsdale Princess hotel and the consolidated JW Marriott Essex House Hotel, which we acquired on September 14, 2012. We believe that providing the operating results on this portfolio, as well as the results of our Same Store Assets, is a better reflection of the operating trends of our business. For the year ended December 31, 2013, RevPAR for our total United States portfolio increased 8.6%, driven by a 5.9% increase in ADR and a 1.8 percentage point increase in occupancy, compared to the year ended December 31, 2012.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total United States portfolio of hotels, definite group room nights for 2014 as of January 31, 2014 are up 6.0% compared to the same time last year and are booked at 3.1% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Factors Affecting Our Results of Operations
The table below summarizes the changes to our consolidated hotel properties and rooms as of December 31, 2013, 2012 and 2011 and includes assets held for sale as of December 31, 2013:

	2013	2012	2011
Hotels
Number of hotels, beginning of year	16	15	15
Acquisitions	—	1	2
Dispositions	—	—	(1)
Recapitalization of property(a)	—	—	(1)
Number of hotels, end of year	16	16	15
Rooms
Number of rooms, beginning of year	6,865	6,356	6,873
Acquisitions	—	509	324
Room expansions	1	—	—
Dispositions	—	—	(192)
Recapitalization of property(a)	—	—	(649)
Number of rooms, end of year	6,866	6,865	6,356

(a)
On June 9, 2011, we completed a recapitalization transaction that changed our ownership interest in the Fairmont Scottsdale Princess hotel. See“—Off-Balance Sheet Arrangements—Fairmont Scottsdale Princess Venture” for further description of this transaction.

Acquisition of Interests in Consolidated Properties. During the years ended December 31, 2013, 2012 and 2011, we acquired interests in the following consolidated properties and paid net purchase prices, including proration adjustments related to assets and liabilities of the hotels, as shown below:

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
(b) We acquired the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels in exchange for an aggregate of 15.2 million shares of our common stock at a price of $6.08 per share based on our March 11, 2011 common stock closing price.
(c) We acquired the remaining 49.0% interest in the InterContinental Chicago hotel, previously owned by our partner in the consolidated affiliate, giving us 100% ownership of the InterContinental Chicago hotel. As part of the transaction, we also acquired an additional 2.5% ownership interest in the Hyatt Regency La Jolla hotel, increasing our controlling interest in the hotel to 53.5%. Total consideration included the issuance of approximately 10.8 million shares of our common stock at a price of $6.51 per share based on the June 24, 2011 common stock closing price, $19.4 million of cash, which includes working capital, and post-closing adjustments of $0.5 million.
Sale of Interests in Consolidated Properties. During the years ended December 31, 2013, 2012, and 2011, we sold our interests in the following consolidated property and received net sales proceeds, after proration adjustments related to assets and liabilities of the hotel and closing costs, as shown below:

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

On December 12, 2013, we entered into an agreement to sell the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for $200.0 million. The sale, subject to certain closing conditions and regulatory approval, is expected to close in the first quarter of 2014. This property and the adjacent land parcel have been classified as held for sale as of December 31, 2013, and the results of operations have been classified as discontinued operations for all periods presented.
Unconsolidated Affiliates. On December 20, 2013, the Fairmont Scottsdale Princess Venture (as defined below) entered into an amendment to the $133.0 million mortgage loan secured by the Fairmont Scottsdale Princess hotel. The amendment extended the maturity date of the loan to April 9, 2015 and reduced the principal amount of the loan to $117.0 million.
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

On February 4, 2011, we completed a recapitalization transaction that changed our ownership interest in the Hotel del Coronado. See “—Off-Balance Sheet Arrangements – Hotel del Coronado Venture” for further description of this transaction. On December 17, 2012, we increased our ownership interest in the Hotel del Coronado to 36.4%.
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
Our Same Store Assets for purposes of the comparison of the years ended December 31, 2013 and 2012 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations. Our Same Store Assets for purposes of the comparison of the years ended December 31, 2012 and 2011 exclude the JW Marriott Essex House Hotel, the Four Seasons Silicon Valley hotel, the Four Seasons Jackson Hole hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2013, 2012 and 2011 consisted of:

	Total Portfolio % of Total Revenues			Same Store Assets % of Total Revenues
	2013	2012	2011	2013	2012
Revenues:
Rooms	56.3%	55.4%	53.7%	54.8%	54.8%
Food and beverage	32.8%	34.2%	35.3%	34.7%	34.7%
Other hotel operating revenue	10.3%	9.8%	10.2%	9.9%	9.9%
Lease revenue	0.6%	0.6%	0.8%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the years ended December 31, 2013, 2012 and 2011, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the JW Marriott Essex House Hotel for the years ended December 31, 2013 and 2012 and excludes the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels for the years ended December 31, 2012 and 2011. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers accounted for approximately 63.3%, 60.4% and 57.3% of the rooms sold during the years ended December 31, 2013, 2012 and 2011, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers accounted for approximately 36.7%, 39.6% and 42.7% of the rooms sold during the years ended December 31, 2013, 2012 and 2011, respectively. We divide our group customers into the following subcategories:

•	Group Association—This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate—This category includes group bookings related to corporate business.

•	Group Other—This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2012 and 2013, demand at our hotels increased, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2013, 2012 and 2011 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses			Same Store Assets % of Total Hotel Operating Expenses
	2013	2012	2011	2013	2012
Hotel Operating Expenses:
Rooms	21.3%	20.6%	19.6%	20.4%	20.3%
Food and beverage	33.2%	32.7%	32.8%	33.4%	32.7%
Other departmental expenses	32.5%	33.8%	34.7%	33.3%	34.2%
Management fees	4.0%	3.9%	4.0%	4.2%	4.0%
Other hotel expenses	9.0%	9.0%	8.9%	8.7%	8.8%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.1%, 49.8% and 49.4% of the Total Portfolio total hotel operating expenses for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Impairment Losses. In January 2012, we acquired, at a discount to par value, a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $10.5 million. In the third quarter of 2013, we completed foreclosure proceedings and obtained title to the asset. After taking title to the asset, we elected to sell the asset. Based on the change in the anticipated holding period for this asset, we performed an impairment test of the long-lived assets during the third quarter of 2013 and recorded an impairment loss of $0.7 million during the year ended December 31, 2013. In October 2013, we sold the property to an unaffiliated third party.
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
On August 7, 2013 we entered into an amendment to the mortgage loan secured by the Marriott London Grosvenor Square hotel. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014.
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

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Operating Results
The following table presents the operating results for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$506,348	$429,689	$76,659	17.8%	$438,904	$408,900	$30,004	7.3%
Food and beverage	294,969	264,893	30,076	11.4%	277,712	259,125	18,587	7.2%
Other hotel operating revenue	93,535	75,857	17,678	23.3%	79,213	73,901	5,312	7.2%
Lease revenue	5,161	4,778	383	8.0%	5,161	4,778	383	8.0%
Total revenues	900,013	775,217	124,796	16.1%	800,990	746,704	54,286	7.3%
Operating Costs and Expenses:
Hotel operating expenses	677,944	591,646	(86,298)	(14.6)%	602,073	569,257	(32,816)	(5.8)%
Lease expense	4,818	4,580	(238)	(5.2)%	4,818	4,580	(238)	(5.2)%
Depreciation and amortization	101,943	99,458	(2,485)	(2.5)%	90,125	95,469	5,344	5.6%
Impairment losses and other charges	728	18,406	17,678	96.0%	—	3,767	3,767	100.0%
Corporate expenses	25,807	31,578	5,771	18.3%	—	—	—	—
Total operating costs and expenses	811,240	745,668	(65,572)	(8.8)%	697,016	673,073	(23,943)	(3.6)%
Operating income	88,773	29,549	59,224	200.4%	$103,974	$73,631	$30,343	41.2%
Interest expense, net	(84,217)	(75,276)	(8,941)	(11.9)%
Equity in earnings (losses) of unconsolidated affiliates	2,987	(13,485)	16,472	122.2%
Foreign currency exchange gain (loss)	44	(1,258)	1,302	103.5%
Other (expenses) income, net	(314)	1,820	(2,134)	(117.3)%
Income (loss) before income taxes and discontinued operations	7,273	(58,650)	65,923	112.4%
Income tax expense	(557)	(800)	243	30.4%
Income (loss) from continuing operations	6,716	(59,450)	66,166	111.3%
Income from discontinued operations, net of tax	3,171	1,189	1,982	166.7%
Net income (loss)	9,887	(58,261)	68,148	117.0%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(38)	184	(222)	(120.7)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,126	2,771	(1,645)	(59.4)%
Net income (loss) attributable to SHR	$10,975	$(55,306)	$66,281	119.8%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$103,974	$73,631	$30,343	41.2%
Corporate expenses					(25,807)	(31,578)	5,771	18.3%
Corporate depreciation and amortization					(508)	(979)	471	48.1%
Non-Same Store Assets operating income (loss)					11,114	(11,525)	22,639	196.4%
Total Portfolio operating income					$88,773	$29,549	$59,224	200.4%
Operating Data (1):
Number of hotels	15	15			14	14
Number of rooms	6,693	6,692			6,183	6,183

(1)	Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Our Same Store Assets contributed to a $30.0 million, or 7.3%, increase in rooms revenue for the year ended December 31, 2013 from the year ended December 31, 2012. The components of RevPAR from our Same Store Assets for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	76.2%	74.6%	2.1%
ADR	267.07	253.75	5.2%
RevPAR	203.53	189.27	7.5%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.2% increase in ADR and a 1.6 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 4.7% increase in transient occupancy, partially offset by a 2.0% decrease in group occupancy, and 10.5% and 2.3% increases in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the year ended December 31, 2013 when compared to the year ended December 31, 2012. Several of our Same Store Assets experienced decreases in room revenue, of which the most significant relate to the Marriott London Grosvenor Square hotel due to a 5.2% decrease in ADR for the year ended December 31, 2013 from the year ended December 31, 2012 driven by demand from the 2012 London Olympic Games and the Marriott Lincolnshire Resort due to a 7.0 percentage-point decrease in occupancy for the year ended December 31, 2013 from the year ended December 31, 2012 driven by displacement from a rooms renovation.
For the Total Portfolio, rooms revenue increased $76.7 million, or 17.8%, for the year ended December 31, 2013 from the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes an increase of $46.7 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	76.6%	74.7%	2.5%
ADR	281.93	259.67	8.6%
RevPAR	215.97	194.04	11.3%
Food and Beverage. Our Same Store Assets experienced a $18.6 million, or 7.2%, increase in food and beverage revenue for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels' food and beverage outlets, which included redesigned restaurants at the InterContinental Miami hotel and the Four Seasons Jackson Hole hotel, and increased banquet revenues. For the Total Portfolio, food and beverage revenue increased $30.1 million, or 11.4%, when comparing the year ended December 31, 2013 to the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes an increase of $11.5 million additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $5.3 million, or 7.2%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel, an increase in theater revenue at the Marriott Lincolnshire Resort resulting from an increase in performances as compared to the prior year, and increases in spa and garage revenues. For the Total Portfolio, other hotel operating revenue increased $17.7 million, or 23.3%, when comparing the year ended December 31, 2013 to the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio other hotel operating revenue also includes an increase of $11.4 million related to the limited performance guarantee at the JW Marriott Essex House Hotel.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2013 and 2012, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$144,464	$121,794	$(22,670)	(18.6)%	$122,884	$115,855	$(7,029)	(6.1)%
Food and beverage	225,213	193,431	(31,782)	(16.4)%	200,890	185,941	(14,949)	(8.0)%
Other departmental expenses	220,523	200,219	(20,304)	(10.1)%	200,582	194,909	(5,673)	(2.9)%
Management fees	27,126	23,085	(4,041)	(17.5)%	25,402	22,561	(2,841)	(12.6)%
Other hotel expenses	60,618	53,117	(7,501)	(14.1)%	52,315	49,991	(2,324)	(4.6)%
Total hotel operating expenses	$677,944	$591,646	$(86,298)	(14.6)%	$602,073	$569,257	$(32,816)	(5.8)%
Hotel operating expenses for our Same Store Assets increased by $32.8 million, or 5.8%, primarily due to:

•	$15.3 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$3.7 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$2.8 million higher management fees,

•	$1.5 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.2 million higher travel agent commissions, which increased due to higher occupancy and rates,

•	$0.6 million higher real estate taxes,

•	$0.5 million higher marketing costs, and

•	$0.4 million higher insurance costs.
For the Total Portfolio, hotel operating expenses increased by $86.3 million, or 14.6%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes an increase of $52.8 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $5.3 million, or 5.6%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel, the InterContinental Chicago hotel, the Marriott Lincolnshire Resort and the Loews Santa Monica Beach Hotel. For the Total Portfolio, depreciation and amortization increased $2.5 million, or 2.5%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The Total Portfolio also includes an increase in depreciation and amortization expense of $8.3 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012, partially offset by a decrease in corporate depreciation and amortization expense of $0.5 million due to certain assets becoming fully depreciated.
Impairment Losses and Other Charges. During the year ended December 31, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million. During the year ended December 31, 2012, we performed an impairment test of long-lived assets related to a Mexican development site as a result of a change in the anticipated holding period for this land and recorded a non-cash impairment charge of $14.6 million. We also recorded a charge of approximately $3.8 million to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012.
Corporate Expenses. Corporate expenses decreased $5.8 million, or 18.3%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and acquisition costs. The decrease in corporate expenses is primarily due to a decrease in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel and decreases in RSU expense, severance expense and professional fees. The decrease in corporate expenses is also due to a $1.4 million decrease related to the Value Creation Plan. See

“Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan and Deferral Program” for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the year ended December 31, 2013.
Interest Expense, Net. The $8.9 million, or 11.9%, increase in interest expense, net for the year ended December 31, 2013 when compared to the year ended December 31, 2012, was primarily due to:

•	a $12.1 million increase attributable to higher average borrowings,

•	a $1.3 million increase in the amortization of deferred financing costs,

•	a $0.6 million decrease in gains related to the mark to market of certain interest rate swaps,

•	a $0.5 million decrease in capitalized interest, and

•	a $0.1 million decrease in interest income, partially offset by

•	a $3.2 million decrease in amortization of interest rate swap costs, and

•	a $2.5 million decrease due to lower average interest rates.
The components of interest expense, net for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012
Mortgages and other debt	$(80,078)	$(72,536)
Bank credit facility	(5,613)	(3,582)
Amortization of deferred financing costs	(5,251)	(3,993)
Amortization of interest rate swap costs	(5,972)	(9,150)
Mark to market of certain interest rate swaps	11,617	12,238
Interest income	59	213
Capitalized interest	1,021	1,534
Total interest expense, net	$(84,217)	$(75,276)
The weighted average debt outstanding for the years ended December 31, 2013 and 2012 amounted to $1.31 billion and $1.12 billion, respectively. At December 31, 2013, including the effect of interest rate swaps, approximately 68.0% of our total debt had fixed interest rates.
Equity in Earnings (Losses) of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings (losses) resulting from our unconsolidated affiliates.
Year ended December 31, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Unconsolidated Affiliates in Mexico(3)	Total
Equity in earnings	$2,036	$833	$118	$2,987
Depreciation and amortization	6,570	7,564	1	14,135
Interest expense	778	8,325	21	9,124
Income tax expense	—	191	39	230

Year ended December 31, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Unconsolidated Affiliates in Mexico(3)	Total
Equity in (losses) earnings	$(1,690)	$(11,947)	$152	$(13,485)
Depreciation and amortization	7,145	8,021	92	15,258
Interest expense	778	11,790	77	12,645
Income tax (benefit) expense	—	(383)	42	(341)

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
We recorded $3.0 million of equity in earnings during the year ended December 31, 2013, which is a $16.5 million change from the $13.5 million equity in losses recorded during the year ended December 31, 2012, primarily due to an $8.6 million fee related to the termination of the management agreement with KSL at the Hotel del Coronado Venture during the year ended December 31, 2012, increases in operating income at both the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, and a decrease in interest expense at the Hotel del Coronado.
Foreign Currency Exchange Gain (Loss). We recorded foreign currency exchange gain of $44,000 for the year ended December 31, 2013 and foreign currency exchange loss of $1.3 million for the year ended December 31, 2012. The change of $1.3 million was primarily related to the liquidation of a foreign entity during the year ended December 31, 2012.
Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. We recorded other expenses of $0.3 million for the year ended December 31, 2013 and other income of $1.8 million for the year ended December 31, 2012. The change in other (expenses) income, net of $2.1 million for the year ended December 31, 2013 when compared to the prior year, is primarily due to net losses related to the sale of condominium units at the JW Marriott Essex House Hotel during the year ended December 31, 2013 and increases in state, local and franchise taxes.
Income Tax Expense. Income tax expense decreased $0.2 million, or 30.4%, during the year ended December 31, 2013 when compared to the year ended December 31, 2012. The decrease in income taxes primarily relates to foreign tax expense at the Marriott London Grosvenor Square hotel due to a decrease in revenues at the hotel during the year ended December 31, 2013 when compared to the year ended December 31, 2012.
Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax for the years ended December 31, 2013 and 2012 primarily consisted of the operating results of the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel.
Net (Income) Loss Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. Net income attributable to the noncontrolling interests in SHR's operating partnership for the year ended December 31, 2013 was $38,000, a change of $0.2 million from net loss attributable to the noncontrolling interests in SHR's operating partnership of $0.2 million in the prior year due to net income recognized during the year ended December 31, 2013 when compared to net loss recognized during the year ended December 31, 2012.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the year ended December 31, 2013 was $1.1 million, a decrease of $1.6 million from net loss attributable to non controlling interests of $2.8 million in the prior year primarily due to acquisition costs related to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012 and a portion of the Hotel del Coronado management agreement termination fee recognized during the year ended December 31, 2012, partially offset by a decrease in net income at the Hyatt Regency La Jolla hotel during the year ended December 31, 2013 when compared to the year ended December 31, 2012.

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011
Operating Results
The following table presents the operating results for the years ended December 31, 2012 and 2011, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$429,689	$392,058	$37,631	9.6%	$377,008	$349,543	$27,465	7.9%
Food and beverage	264,893	257,880	7,013	2.7%	237,904	225,816	12,088	5.4%
Other hotel operating revenue	75,857	74,686	1,171	1.6%	59,710	60,059	(349)	(0.6)%
Lease revenue	4,778	5,422	(644)	(11.9)%	4,778	5,422	(644)	(11.9)%
Total revenues	775,217	730,046	45,171	6.2%	679,400	640,840	38,560	6.0%
Operating Costs and Expenses:
Hotel operating expenses	591,646	565,388	(26,258)	(4.6)%	514,615	493,895	(20,720)	(4.2)%
Lease expense	4,580	4,865	285	5.9%	4,580	4,865	285	5.9%
Depreciation and amortization	99,458	106,695	7,237	6.8%	90,848	95,611	4,763	5.0%
Impairment losses and other charges	18,406	—	(18,406)	(100.0)%	3,767	—	(3,767)	(100.0)%
Corporate expenses	31,578	39,539	7,961	20.1%	—	—	—	—
Total operating costs and expenses	745,668	716,487	(29,181)	(4.1)%	613,810	594,371	(19,439)	(3.3)%
Operating income	29,549	13,559	15,990	117.9%	$65,590	$46,469	$19,121	41.1%
Interest expense, net	(75,276)	(86,275)	10,999	12.7%
Loss on early extinguishment of debt	—	(1,237)	1,237	100.0%
Loss on early termination of derivative financial instruments	—	(29,242)	29,242	100.0%
Equity in losses of unconsolidated affiliates	(13,485)	(9,215)	(4,270)	(46.3)%
Foreign currency exchange (loss) gain	(1,258)	821	(2,079)	(253.2)%
Other income, net	1,820	5,767	(3,947)	(68.4)%
Loss before income taxes and discontinued operations	(58,650)	(105,822)	47,172	44.6%
Income tax expense	(800)	(656)	(144)	(22.0)%
Loss from continuing operations	(59,450)	(106,478)	47,028	44.2%
Income from discontinued operations, net of tax	1,189	101,159	(99,970)	(98.8)%
Net loss	(58,261)	(5,319)	(52,942)	(995.3)%
Net loss attributable to the noncontrolling interests in SHR’s operating partnership	184	29	155	534.5%
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	2,771	(383)	3,154	823.5%
Net loss attributable to SHR	$(55,306)	$(5,673)	$(49,633)	(874.9)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$65,590	$46,469	$19,121	41.1%
Corporate expenses					(31,578)	(39,539)	7,961	20.1%
Corporate depreciation and amortization					(979)	(1,141)	162	14.2%
Non-Same Store Assets operating (loss) income					(3,484)	7,770	(11,254)	(144.8)%
Total Portfolio operating income					$29,549	$13,559	$15,990	117.9%
Operating Data (1):
Number of hotels	15	14			12	12
Number of rooms	6,692	6,183			5,859	5,859

(1)	Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Our Same Store Assets contributed to a $27.5 million, or 7.9%, increase in rooms revenue for the year ended December 31, 2012 when compared to the year ended December 31, 2011, which is more fully explained below as part of our rooms revenue Same Store Assets analysis. The components of RevPAR from our Same Store Assets for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	75.0%	73.0%	2.7%
ADR	$246.33	$235.10	4.8%
RevPAR	$184.64	$171.62	7.6%
The increase in RevPAR for the Same Store Assets resulted from the combination of an increase in ADR and a 2.0 percentage-point increase in occupancy. Rooms revenue increased due to improving market conditions across the majority of our Same Store Assets for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Rooms revenue at the Four Seasons Washington D.C. hotel decreased due to a large group customer in the prior year that did not repeat in the current year.
For the Total Portfolio, rooms revenue increased $37.6 million, or 9.6%, for the year ended December 31, 2012 from the year ended December 31, 2011. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes a $9.5 million increase of additional rooms revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $20.8 million increase of additional rooms revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $20.2 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011. The components of RevPAR from our Total Portfolio for the years ended December 31, 2012 and 2011 are summarized as follows:

	Years Ended December 31,
	2012	2011	Change (%) Favorable/ (Unfavorable)
Occupancy	74.7%	72.8%	2.6%
ADR	$259.67	$240.89	7.8%
RevPAR	$194.04	$175.36	10.7%
Food and Beverage. Our Same Store Assets experienced a $12.1 million, or 5.4%, increase in food and beverage revenue for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Significant increases at the InterContinental Miami hotel, the Ritz-Carlton Laguna Niguel hotel and the InterContinental Chicago hotel were primarily due to higher occupancy and increased revenue at the hotels’ food and beverage outlets, which included the opening of the Michael Jordan's Steak House at the InterContinental Chicago hotel. For the Total Portfolio, food and beverage revenue increased $7.0 million, or 2.7%, when comparing the year ended December 31, 2012 to the year ended December 31, 2011. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes $6.2 million additional food and beverage revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and $5.8 million additional food and beverage revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, offset by a $17.1 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliated in June 2011.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets decreased $0.3 million, or 0.6%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. For the Total Portfolio, other hotel operating revenue increased $1.2 million, or 1.6%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Total Portfolio other hotel operating revenue includes a $4.9 million increase of additional other hotel operating revenue generated by the Four Seasons Silicon Valley and the Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $1.9 million increase of additional other hotel operating revenue generated by the JW Marriott Essex House Hotel, which we acquired in September 2012, partially offset by a $5.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011 and the decrease in the Same Store Assets.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2012 and 2011, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2012	2011	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$121,794	$111,062	$(10,732)	(9.7)%	$107,046	$99,861	$(7,185)	(7.2)%
Food and beverage	193,431	185,628	(7,803)	(4.2)%	170,157	164,618	(5,539)	(3.4)%
Other departmental expenses	200,219	195,955	(4,264)	(2.2)%	173,162	167,377	(5,785)	(3.5)%
Management fees	23,085	22,705	(380)	(1.7)%	20,332	19,070	(1,262)	(6.6)%
Other hotel expenses	53,117	50,038	(3,079)	(6.2)%	43,918	42,969	(949)	(2.2)%
Total hotel operating expenses	$591,646	$565,388	$(26,258)	(4.6)%	$514,615	$493,895	$(20,720)	(4.2)%
Hotel operating expenses for our Same Store Assets increased by $20.7 million, or 4.2%, primarily due to:

•	$8.1 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$3.0 million higher credit card and travel agent commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$2.0 million higher food and beverage costs due to increased food and beverage consumption and the new Michael Jordan's Steak House at the InterContinental Chicago hotel,

•	$1.8 million higher real estate taxes,

•	$1.3 million higher management fees,

•	$0.8 million higher insurance costs, and

•	$0.8 million higher marketing costs.
For the Total Portfolio, hotel operating expenses increased by $26.3 million, or 4.6%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. In addition to the increase at the Same Store Assets, the Total Portfolio hotel operating expenses also includes a $14.4 million increase related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $21.7 million increase related to the JW Marriott Essex House Hotel, which we acquired in September 2012. These increases are offset by a $31.3 million decrease attributed to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $4.8 million, or 5.0%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011 primarily due to certain assets becoming fully depreciated, partially offset by rooms placed in service subsequent to the third quarter of 2011 at the InterContinental Miami hotel. For the Total Portfolio, depreciation and amortization decreased $7.2 million, or 6.8%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. In addition to the decrease at the Same Store Assets, the Total Portfolio also includes a decrease in depreciation expense of $6.3 million related to the Fairmont Scottsdale Princess hotel, which became an unconsolidated affiliate in June 2011, partially offset by an increase in depreciation expense of $1.0 million related to the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels, which we acquired in March 2011, and a $3.0 million increase in depreciation expense related to the JW Marriott Essex House Hotel, which we acquired in September 2012.
Impairment Losses and Other Charges. During the year ended December 31, 2012, we performed an impairment test of long-lived assets related to a Mexican development site as a result of a change in the anticipated holding period for this land and recorded a non-cash impairment charge of $14.6 million. We also recorded a charge of approximately $3.8 million to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012. There were no impairment losses and other charges recorded during the year ended December 31, 2011.
Corporate Expenses. Corporate expenses decreased $8.0 million, or 20.1%, for the year ended December 31, 2012 when compared to the year ended December 31, 2011. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and acquisition costs. The decrease in corporate expenses is primarily due to a $17.2 million decrease in the charge related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan and Deferral Program” for further description of this plan. The amounts recorded in corporate expenses related to the Value Creation Plan are based on the fair value of the Value Creation Plan awards, which are based directly on our market capitalization and fluctuate as a result of changes in our stock price and, prior to the VCP Amendment, issuances of shares of our common stock. This decrease was partially offset by an increase in corporate expenses primarily due to an increase in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel, and increases in RSU, severance and legal expenses.
Interest Expense, Net. The $11.0 million, or 12.7%, decrease in interest expense, net for the year ended December 31, 2012 when compared to the year ended December 31, 2011, was primarily due to:

•	a $10.0 million decrease in expense related to the mark to market of certain interest rate swaps,

•	a $7.0 million decrease in amortization of interest rate swap costs, and

•	a $0.5 million increase in capitalized interest, partially offset by

•	a $3.9 million increase attributable to higher average borrowings,

•	a $2.3 million increase due to higher average interest rates, and

•	a $0.3 million increase in the amortization of deferred financing costs.
The components of interest expense, net for the years ended December 31, 2012 and 2011 are summarized as follows (in thousands):

	Years Ended December 31,
	2012	2011
Mortgages and other debt	$(72,536)	$(67,528)
Bank credit facility	(3,582)	(2,353)
Amortization of deferred financing costs	(3,993)	(3,721)
Amortization of interest rate swap costs	(9,150)	(16,111)
Mark to market of certain interest rate swaps	12,238	2,183
Interest income	213	172
Capitalized interest	1,534	1,083
Total interest expense, net	$(75,276)	$(86,275)
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
Year ended December 31, 2012 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	RCPM	Total
Equity in (losses) earnings	$(1,690)	$(11,947)	$152	$(13,485)
Depreciation and amortization	7,145	8,021	92	15,258
Interest expense	778	11,790	77	12,645
Income tax (benefit) expense	—	(383)	42	(341)
Year ended December 31, 2011 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Hotel/North Beach Ventures(1)	RCPM	Total
Equity in losses	$(5,703)	$(2,914)	$(511)	$(87)	$(9,215)
Depreciation and amortization	4,022	7,105	544	92	11,763
Interest expense	452	10,677	778	100	12,007
Income tax expense (benefit)	—	164	(668)	(45)	(549)

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
Foreign Currency Exchange (Loss) Gain. We recorded foreign currency exchange loss of $1.3 million for the year ended December 31, 2012 and a foreign currency exchange gain of $0.8 million for the year ended December 31, 2011. The change in foreign currency exchange (loss) gain is primarily due to the liquidation of a foreign entity during the year ended December 31, 2012 and working capital changes at certain foreign hotel properties.
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
Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax of $1.2 million million for the year ended December 31, 2012 primarily consisted of the operating results of the Four Seasons Punta Mita Resort and the La Solana land parcel. The income from discontinued operations, net of tax of $101.6 million million for the year ended December 31, 2011 included a $100.9 million gain recognized on the sale of the Paris Marriott hotel, primarily resulting from the recognition of a deferred gain.
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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of December 31, 2013, we had approximately $18.9 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2014. As of December 31, 2013, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility, and we had $110.0 million outstanding borrowings on our $300.0 million bank credit facility and $9.9 million in letters of credit outstanding.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and appraised values of the borrowing base assets, which include the Four Seasons Punta Mita Resort, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel and the Ritz-Carlton Laguna Niguel hotel. We currently anticipate that the sale of the Four Seasons Punta Mita Resort, which is expected to close in the first quarter of 2014, will decrease our available capacity under the bank credit facility to approximately $272.8 million. As of February 26, 2014, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $104.0 million.
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
On April 23, 2012, we completed a public offering of common stock and raised net proceeds of approximately $114.1 million. These proceeds were used for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, funding the payment of accrued and unpaid preferred dividends, repaying other debt and funding capital expenditures and working capital. We believe that the debt and equity measures we have taken, as described above, should be sufficient to satisfy our liquidity needs for the next 12 months.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Preferred dividends for the fourth quarter of 2013 were paid on December 31, 2013, to holders of record as of the close of business on December 16, 2013. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Capital expenditures for the years ended December 31, 2013, 2012 and 2011 amounted to $69.4 million, $61.1 million and $49.8 million, respectively. Included in the 2013, 2012 and 2011 amounts were $1.0 million, $1.5 million and $1.1 million of capitalized interest, respectively. For the year ending December 31, 2014, we expect to spend approximately $51 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $35 million on owner-funded projects, which includes those required by lenders, subject to adjustments based on continued evaluation.

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

•
maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period, subject to conditions, which we expect to meet, that include us not being in default under the provisions of the agreement and paying an extension fee equal to 25 basis points;

•
lenders received collateral in the form of mortgages over four borrowing base properties, which currently include the Ritz-Carlton Laguna Niguel hotel, the Ritz-Carlton Half Moon Bay hotel, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire Resort, in addition to pledges of the Company’s interest in SH Funding and SH Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of December 31, 2013 (in thousands):

	Balance as of December 31, 2013	2014	2015	2016	2017	2018	Thereafter
Mortgages payable
Hyatt Regency La Jolla (1)	$89,312	$—	$—	$—	$89,312	$—	$—
Marriott London Grosvenor Square, 3-month GBP LIBOR plus 3.75% (2)	115,958	115,958	—	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	130,000	—	—	—
Fairmont Chicago, 6.09%	93,124	—	—	—	93,124	—	—
Westin St. Francis, 6.09%	209,588	—	—	—	209,588	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	109,000	2,000	2,000	2,000	2,000	101,000	—
JW Marriott Essex House Hotel, LIBOR plus 4.00% (3)	185,826	—	1,200	4,800	179,826	—	—
InterContinental Miami, LIBOR plus 3.50%	85,000	422	889	952	1,021	81,716	—
InterContinental Chicago, 5.61%	144,419	1,833	1,940	2,031	2,172	2,299	134,144
Total mortgages payable (4)	1,162,227	120,213	6,029	139,783	577,043	185,015	134,144
Other debt, 5.00%(5)	1,469	1,469	—	—	—	—	—
Total mortgages and other debt payable	$1,163,696	$121,682	$6,029	$139,783	$577,043	$185,015	$134,144

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.3 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	The spread over GBP LIBOR increases in steps from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014. The spread in the table is the spread as of December 31, 2013.

(3)	Subject to a 0.75% LIBOR floor.

(4)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at December 31, 2013.

(5)
The North Beach Venture assumed the mortgage loan on a hotel-condominium unit, which is secured by the hotel-condominium unit. On January 1, 2014, the North Beach Venture extended the maturity date of the loan from January 1, 2014 to January 1, 2015.

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
Equity Securities
As of December 31, 2013, we had 3,075,239 RSUs outstanding, of which 1,248,267 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2012 to December 31, 2013 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2012	204,308,710	853,461	205,162,171
RSUs and Deferral Program Stock Units redeemed for shares of our common stock(1)	1,217,905	—	1,217,905
OP Units redeemed for shares of our common stock	56,223	(56,223)	—
Outstanding at December 31, 2013	205,582,838	797,238	206,380,076

(1)	See "Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan and Deferral Program"
Cash Flows
Operating Activities. Net cash provided by operating activities was $124.2 million, $78.6 million and $75.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Cash flows from operations increased from 2012 to 2013 primarily due to improved operations at the Same Store Assets and the JW Marriott Essex House Hotel, which we acquired in September 2012, and favorable changes in working capital, partially offset by an increase in cash paid for interest. Cash flows from operations increased from 2011 to 2012 primarily due to an increase in hotel operating income in 2012 when compared to 2011, partially offset by $18.4 million paid pursuant to our Value Creation Plan. See "Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan and Deferral Program"
Investing Activities. Net cash used in investing activities was $43.5 million, $440.1 million and $61.6 million for the years ended December 31, 2013, 2012 and 2011 respectively. The significant investing activities during these years are summarized below:

•
We sold our interest in a property adjacent to the Fairmont Chicago hotel and received $9.7 million and sold three condominium units at the JW Marriott Essex House Hotel and received $6.8 million during the year ended December 31, 2013. We sold our leasehold interest in the Paris Marriott hotel and received $58.0 million during the year ended December 31, 2011 and an additional $2.0 million during the year ended December 31, 2012.

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

•	We paid $93.8 million related to the recapitalization of the Hotel and North Beach Ventures and the Fairmont Scottsdale Princess Venture during the year ended December 31, 2011.

•	We received cash from unconsolidated affiliates of $24.6 million, $9.1 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

•
We disbursed $69.4 million, $61.1 million and $49.8 million during the years ended December 31, 2013, 2012 and 2011, respectively, for capital expenditures primarily related to room renovations, and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $15.1 million, $21.4 million and $9.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Financing Activities. Net cash used in financing activities was $78.2 million, for the year ended December 31, 2013, compared with net cash provided by financing activities of $369.5 million for the year ended December 31, 2012 and net cash used in financing activities of $22.9 million for the year ended December 31, 2011. The significant financing activities during these years are summarized below:

•
We received contributions of $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the year ended December 31, 2013. We received contributions of $96.4 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture and the Hyatt Regency La Jolla hotel during the year ended December 31, 2012.

•
We received proceeds from a common stock offering, net of offering costs, of approximately $114.1 million during the year ended December 31, 2012 and received proceeds from a private placement and common stock offering, net of offering costs, of approximately $49.2 million during the year ended December 31, 2011.

•	We distributed $24.2 million and $96.7 million to our preferred shareholders during the years ended December 31, 2013 and 2012, respectively.

•
We had net payments of $36.0 million on our bank credit facility during the year ended December 31, 2013, and net borrowings of $96.0 million and $22.0 million on our bank credit facility during the years ended December 31, 2012 and 2011, respectively.

•
We made net payments of $14.7 million on mortgages and other debt during the year ended December 31, 2013 and received net proceeds of $170.9 million and $61.0 million on mortgages and other debt during the years ended December 31, 2012 and 2011, respectively.

•	We paid financing costs of $2.1 million, $4.8 million and $12.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

•	We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $1.3 million for each of the years ended December 31, 2012 and 2011.

•	We paid approximately $87.8 million for the repurchase of a portion of our outstanding preferred stock during the year ended December 31, 2011.

•
We purchased the remaining 49% interest in the InterContinental Chicago hotel and an additional 2.5% interest in the Hyatt Regency La Jolla hotel for common stock and cash of $19.5 million during the year ended December 31, 2011.

•	We paid $33.3 million to terminate and buy down interest rate swaps during the year ended December 31, 2011.
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
Our board of directors declared quarterly distributions of $0.53125 per share of Series A Preferred Stock, $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the fourth quarter of 2013 with distributions paid on December 31, 2013 to holders of record as of the close of business on December 16, 2013. In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity and due to the bank credit facility covenant restrictions.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, the overall economic climate, and our improving financial results.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of December 31, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,273,696	$121,682	$255,812	$762,058	$134,144
Interest on long-term debt obligations(3)	260,697	79,473	115,366	45,984	19,874
Operating lease obligations—ground leases and office space	128,868	1,888	3,822	3,092	120,066
Operating leases—Marriott Hamburg	85,807	5,200	10,401	10,401	59,805
Purchase commitments(4)	22,311	22,311	—	—	—
Total	$1,771,379	$230,554	$385,401	$821,535	$333,889

(1)	These amounts represent obligations that are due within fiscal year 2014.

(2)	Long-term debt obligations include our bank credit facility, mortgages and other debt. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2013 and includes the effect of our interest rate swaps.

(4)
Amounts include executed construction contracts, obligations under the JW Marriott Essex House Hotel property improvement plan, and other required property improvements and renovations. As of December 31, 2013, we have $9.6 million included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders.

Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of December 31, 2013, $38.6 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
Off-Balance Sheet Arrangements
Fairmont Scottsdale Princess Venture
We have agreements with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street), that formed FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) which owns the Fairmont Scottsdale Princess hotel. We have a 50% ownership interest in the Fairmont Scottsdale Princess Venture and account for our investment under the equity method of accounting. We jointly control the venture with Walton Street and serve as the managing member. We also serve as the hotel’s asset manager and earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale

Princess Venture, 1.25% of total revenues during years three and four, and 1.5% of total revenues thereafter, as well as certain project management fees. In connection with the Fairmont Scottsdale Princess Venture, we are entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture had a $133.0 million mortgage that was scheduled to mature on December 31, 2013 with an option for a second extension through April 9, 2015, subject to certain conditions. On December 20, 2013, the Fairmont Scottsdale Princess Venture entered into an amendment to the mortgage loan. The amendment extended the maturity date of the loan to April 9, 2015 and reduced the principal amount of the loan to $117.0 million. Interest is payable monthly at LIBOR plus 0.36%. Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.8 million and $25.2 million as of December 31, 2013 and December 31, 2012, respectively. Our equity in earnings (losses) of the Fairmont Scottsdale Princess Venture was $2.0 million and $(1.7) million for the years ended December 31, 2013 and 2012, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $54.9 million and $83.3 million as of December 31, 2013 and December 31, 2012, respectively. Our equity in earnings (losses) of the Hotel del Coronado Venture was $0.8 million and $(11.9) million for the years ended December 31, 2013 and 2012, respectively.
In March 2013, the Hotel del Coronado Venture entered into new $475.0 million mortgage and mezzanine loans that replaced the previous $425.0 million mortgage and mezzanine loans. The $475.0 million loans have an initial two-year term with three, one-year extension options, subject to certain conditions. Interest is payable monthly at an annual blended interst rate of LIBOR plus 3.65%. Additionally, the Hotel del Coronado Venture purchased a two-year, 3.0% LIBOR cap, which was required by the loans.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to our Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2013 and December 31, 2012, our investment in the unconsolidated affiliate amounted to $3.9 million. Our equity in earnings of the unconsolidated affiliate was $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At December 31, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million. Our equity in losses of the unconsolidated affiliate was $16,000 for the year ended December 31, 2013.
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
We performed an impairment test of the long-lived assets related to a property adjacent to the Fairmont Chicago hotel during the third quarter of 2013 as a result of a change in the anticipated holding period for this asset. As a result of this test, we recorded an impairment loss of $0.7 million during the year ended December 31, 2013. There were no other indicators of potential impairment during the year ended December 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2013. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the year ended December 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to December 31, 2013. Any such adjustments could be material, but will be non-cash.
Goodwill. We review goodwill for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. Goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit, which in our case is each hotel property, to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as discounted cash flow analysis of our projections. In the second step of the impairment test, the impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill. The activities in the second step include hypothetically allocating the fair value of the reporting unit used in step one to all of the assets and liabilities, including all intangible assets, even if no intangible assets are currently recorded, of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. For reporting units with zero or negative carrying values, the second step is only performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists.

We performed our annual impairment test for goodwill as of December 31, 2013. We did not record any non-cash goodwill impairment charges for the year ended December 31, 2013 based on the outcome of this test. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to December 31, 2013. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the year ended December 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to December 31, 2013. Any such adjustments could be material, but will be non-cash.

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

•
Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our consolidated balance sheet and the related results of operations are reclassified as discontinued operations on our consolidated statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. As of December 31, 2013, we classified the Four Seasons Punta Mita Resort as held for sale.
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
The Marriott domestic hotels previously reported their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for our domestic Marriott branded properties, for 2012, the first three quarters consisted of 12 weeks each and the fourth quarter consisted of 16 weeks. Effective January 1, 2013, Marriott converted from a fiscal year consisting of 13 four-week periods to a 12-month calendar year.
To the extent that cash flows from operations are insufficient during any quarter, due to temporary or seasonal fluctuations in revenues, we may have to enter into short-term borrowings to pay operating expenses and make distributions to our stockholders.
New Accounting Guidance
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. We adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on our consolidated financial statements.
In February 2013, the FASB issued new guidance to require an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross-reference to other disclosures that provide additional detail about the reclassification amounts is required.  The provisions are effective for reporting periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013 and complied with the expanded disclosure requirements, as applicable.
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
The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss attributable to SHR common shareholders	$(13,191)	$(79,472)	$(23,688)
Depreciation and amortization—continuing operations	101,943	99,458	106,695
Depreciation and amortization—discontinued operations	4,075	4,006	5,367
Interest expense—continuing operations	84,276	75,489	86,447
Income taxes—continuing operations	557	800	656
Income taxes—discontinued operations	889	211	693
Noncontrolling interests	38	(184)	(29)
Adjustments from consolidated affiliates	(14,604)	(8,599)	(6,733)
Adjustments from unconsolidated affiliates	23,489	27,562	23,221
Preferred shareholder dividends	24,166	24,166	18,482
EBITDA	211,638	143,437	211,111
Realized portion of deferred gain on sale leaseback—continuing operations	(207)	(200)	(217)
Realized portion of deferred gain on sale leaseback—discontinued operations	—	—	(1,214)
Loss (gain) on sale of assets—continuing operations	1,185	—	(2,640)
Gain on sale of assets—discontinued operations	—	—	(101,287)
Loss on sale of assets—adjustments from consolidated affiliates	(455)	—	—
Impairment losses and other charges—continuing operations	728	18,406	—
Impairment losses and other charges—discontinued operations	—	437	—
Loss on early extinguishment of debt	—	—	1,237
Loss on early termination of derivative financial instruments	—	—	29,242
Foreign currency exchange (gain) loss—continuing operations	(44)	1,258	(821)
Foreign currency exchange loss—discontinued operations	1	352	772
Activist shareholder costs	342	—	—
Adjustment for Value Creation Plan	—	1,407	18,607
Severance charges	—	2,485	—
Management agreement termination fee(a)	—	7,820	—
Comparable EBITDA	$213,188	$175,402	$154,790
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
The following table provides a reconciliation of net loss attributable to SHR common shareholders to Comparable FFO (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net loss attributable to SHR common shareholders	$(13,191)	$(79,472)	$(23,688)
Depreciation and amortization—continuing operations	101,943	99,458	106,695
Depreciation and amortization—discontinued operations	4,075	4,006	5,367
Corporate depreciation	(508)	(979)	(1,141)
Loss (gain) on sale of assets—continuing operations	1,185	—	(2,640)
Gain on sale of assets—discontinued operations	—	—	(101,287)
Realized portion of deferred gain on sale leaseback—continuing operations	(207)	(200)	(217)
Realized portion of deferred gain on sale leaseback—discontinued operations	—	—	(1,214)
Deferred tax expense on realized portion of deferred gain on sale leasebacks	—	—	379
Noncontrolling interests adjustments	(400)	(501)	(575)
Adjustments from consolidated affiliates	(7,378)	(4,091)	(4,486)
Adjustments from unconsolidated affiliates	14,135	15,258	11,763
FFO	99,654	33,479	(11,044)
Redeemable noncontrolling interests	438	317	546
FFO—Fully Diluted	100,092	33,796	(10,498)
Impairment losses and other charges—continuing operations	728	18,406	—
Impairment losses and other charges—discontinued operations	—	437	—
Non-cash mark to market of interest rate swaps	(11,617)	(12,238)	(2,183)
Loss on early extinguishment of debt	—	—	1,237
Loss on early termination of derivative financial instruments	—	—	29,242
Foreign currency exchange (gain) loss—continuing operations	(44)	1,258	(821)
Foreign currency exchange loss, net of tax—discontinued operations	1	352	772
Activist shareholder costs	342	—	—
Adjustment for Value Creation Plan	—	1,407	18,607
Severance charges	—	2,485	—
Management agreement termination fee(a)	—	7,820	—
Comparable FFO	$89,502	$53,723	$36,356
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
See “Item 8. Financial Statements and Supplementary Data—12. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2013.
As of December 31, 2013, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.3 billion, of which approximately 68.0% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.2 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually.
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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the British pound and euro. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.
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
For the year ended December 31, 2013, approximately 4.6% of our total revenues, were generated outside of the United States, with approximately 4.0% of total revenues generated from the Marriott London Grosvenor Square (which uses the British pound) and approximately 0.6% of total revenues generated from the Marriott Hamburg (which uses the euro). As a result, fluctuations in the value of foreign currencies against the U.S. dollar may have a significant impact on our reported results. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars at a weighted average exchange rate for the period. Consequently, as the value of the U.S. dollar changes relative to the currencies of these markets, our reported results vary.

If the U.S. dollar had weakened an additional 10.0% during the year ended December 31, 2013, total revenues and operating income would have changed from the amounts reported by (in millions):

	British Pound	Euro	Total
Increase in total revenues	$3.6	$0.5	$4.1
Increase in operating income	$1.0	$—	$1.0
Fluctuations in foreign currency exchange rates also impact the U.S. dollar amount of our shareholders’ equity. The assets and liabilities of our non-U.S. hotels, whose functional currency is other than the U.S. dollar, are translated into U.S. dollars at exchange rates in effect at the end of the period. The resulting translation adjustments are recorded in shareholders’ equity as a component of accumulated other comprehensive loss. If the U.S. dollar had weakened by 10.0% as of December 31, 2013, resulting translation adjustments recorded in shareholders’ equity would have decreased by approximately $3.0 million from the amounts reported.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2014

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2013	2012
Assets
Investment in hotel properties, net*	$1,795,338	$1,970,560
Goodwill	38,128	40,359
Intangible assets, net of accumulated amortization of $11,753 and $10,812*	29,502	30,631
Assets held for sale	135,901	—
Investment in unconsolidated affiliates	104,973	112,488
Cash and cash equivalents*	73,655	80,074
Restricted cash and cash equivalents*	75,916	58,579
Accounts receivable, net of allowance for doubtful accounts of $606 and $1,602*	39,660	45,620
Deferred financing costs, net of accumulated amortization of $12,354 and $7,049*	8,478	11,695
Deferred tax assets	—	2,203
Prepaid expenses and other assets*	35,600	54,208
Total assets	$2,337,151	$2,406,417
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable*	$1,163,696	$1,176,297
Bank credit facility	110,000	146,000
Liabilities of assets held for sale	17,027	—
Accounts payable and accrued expenses*	189,889	228,397
Deferred tax liabilities	46,137	47,275
Total liabilities	1,526,749	1,597,969
Commitments and contingencies (Note 17)
Noncontrolling interests in SHR’s operating partnership	7,534	5,463
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $103,704 in the aggregate)	99,995	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,693 in the aggregate)	92,489	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 205,582,838 and 204,308,710 shares of common stock issued and outstanding)	2,056	2,043
Additional paid-in capital	1,705,306	1,730,535
Accumulated deficit	(1,234,952)	(1,245,927)
Accumulated other comprehensive loss	(41,445)	(58,871)
Total SHR’s shareholders’ equity	710,513	707,328
Noncontrolling interests in consolidated affiliates	92,355	95,657
Total equity	802,868	802,985
Total liabilities, noncontrolling interests and equity	$2,337,151	$2,406,417

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS—(CONTINUED)
(In Thousands)

	December 31,
	2013	2012
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 6):
Investment in hotel properties, net	$340,136	$340,456
Intangible assets, net of accumulated amortization of $0 and $113	—	277
Cash and cash equivalents	6,214	2,596
Restricted cash and cash equivalents	14,843	3,859
Accounts receivable, net of allowance for doubtful accounts of $91 and $111	4,520	7,508
Deferred financing costs, net of accumulated amortization of $1,871 and $398	2,529	4,043
Prepaid expenses and other assets	8,922	16,762
Mortgages and other debt payable	185,826	190,000
Accounts payable and accrued expenses	9,371	10,242
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2013	2012	2011
Revenues:
Rooms	$506,348	$429,689	$392,058
Food and beverage	294,969	264,893	257,880
Other hotel operating revenue	93,535	75,857	74,686
Lease revenue	5,161	4,778	5,422
Total revenues	900,013	775,217	730,046
Operating Costs and Expenses:
Rooms	144,464	121,794	111,062
Food and beverage	225,213	193,431	185,628
Other departmental expenses	220,523	200,219	195,955
Management fees	27,126	23,085	22,705
Other hotel expenses	60,618	53,117	50,038
Lease expense	4,818	4,580	4,865
Depreciation and amortization	101,943	99,458	106,695
Impairment losses and other charges	728	18,406	—
Corporate expenses	25,807	31,578	39,539
Total operating costs and expenses	811,240	745,668	716,487
Operating income	88,773	29,549	13,559
Interest expense	(84,276)	(75,489)	(86,447)
Interest income	59	213	172
Loss on early extinguishment of debt	—	—	(1,237)
Loss on early termination of derivative financial instruments	—	—	(29,242)
Equity in earnings (losses) of unconsolidated affiliates	2,987	(13,485)	(9,215)
Foreign currency exchange gain (loss)	44	(1,258)	821
Other (expenses) income, net	(314)	1,820	5,767
Income (loss) before income taxes and discontinued operations	7,273	(58,650)	(105,822)
Income tax expense	(557)	(800)	(656)
Income (loss) from continuing operations	6,716	(59,450)	(106,478)
Income from discontinued operations, net of tax	3,171	1,189	101,626
Net Income (Loss)	9,887	(58,261)	(4,852)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(38)	184	29
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,126	2,771	(383)
Net Income (Loss) Attributable to SHR	10,975	(55,306)	(5,206)
Preferred shareholder dividends	(24,166)	(24,166)	(18,482)
Net Loss Attributable to SHR Common Shareholders	$(13,191)	$(79,472)	$(23,688)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$7,804	$(56,495)	$(106,365)
Income from discontinued operations	3,171	1,189	101,159
Net income (loss)	$10,975	$(55,306)	$(5,206)
Basic and Diluted Loss Per Share:
Loss from continuing operations attributable to SHR common shareholders	$(0.08)	$(0.40)	$(0.70)
Income from discontinued operations attributable to SHR common shareholders	0.02	—	0.57
Net loss attributable to SHR common shareholders	$(0.06)	$(0.40)	$(0.13)
Weighted average common shares outstanding	206,334	201,109	176,576
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the years ended December 31,
	2013	2012	2011
Net income (loss)	$9,887	$(58,261)	$(4,852)
Other comprehensive income:
(Loss) gain on currency translation adjustments	(412)	725	(8,911)
Gain on derivatives and other activity	17,838	11,056	45,423
Other comprehensive income	17,426	11,781	36,512
Comprehensive Income (Loss)	27,313	(46,480)	31,660
Comprehensive (income) loss attributable to the noncontrolling interests in SHR's operating partnership	(108)	133	(140)
Comprehensive loss (income) attributable to the noncontrolling interests in consolidated affiliates	1,126	2,771	(383)
Comprehensive Income (Loss) Attributable to SHR	$28,331	$(43,576)	$31,137
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	For the years ended December 31,
	2013	2012	2011
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$99,995	$99,995	$108,206
Preferred stock tender	—	—	(8,211)
Balance, end of year	$99,995	$99,995	$99,995
8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning of year	$87,064	$87,064	$110,775
Preferred stock tender	—	—	(23,711)
Balance, end of year	$87,064	$87,064	$87,064
8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$92,489	$92,489	$138,940
Preferred stock tender	—	—	(46,451)
Balance, end of year	$92,489	$92,489	$92,489
Common stock
Balance, beginning of year	$2,043	$1,856	$1,513
Restricted stock units redeemed for shares of SHR common stock	13	2	2
Issuance of shares of SHR common stock	—	185	341
Balance, end of year	$2,056	$2,043	$1,856
Additional paid-in capital
Balance, beginning of year	$1,730,535	$1,634,067	$1,553,286
Issuance of shares of SHR common stock	—	119,415	212,376
Offering costs	—	(5,538)	(757)
Acquisition of additional ownership interests in consolidated affiliates	—	(1,079)	(63,602)
Distributions to holders of noncontrolling interests in consolidated affiliates	—	1,789	—
Preferred stock tender	—	(54)	(9,464)
Declared distributions to preferred shareholders	(24,166)	(24,166)	(72,499)
Share-based compensation	970	7,165	14,290
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	209	(326)	(42)
Redemption value adjustment	(2,242)	(738)	479
Balance, end of year	$1,705,306	$1,730,535	$1,634,067
Accumulated deficit
Balance, beginning of year	$(1,245,927)	$(1,190,621)	$(1,185,294)
Net income (loss) attributable to SHR	10,975	(55,306)	(5,206)
Acquisition of additional ownership interests in consolidated affiliates	—	—	(121)
Balance, end of year	$(1,234,952)	$(1,245,927)	$(1,190,621)
Accumulated other comprehensive loss
Balance, beginning of year	$(58,871)	$(70,652)	$(107,164)
Currency translation adjustments	(412)	725	(8,911)
Derivatives and other activity	17,838	11,056	45,423
Balance, end of year	$(41,445)	$(58,871)	$(70,652)
Total SHR’s Shareholders’ Equity	$710,513	$707,328	$654,198

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2013	2012	2011
Noncontrolling interests in consolidated affiliates
Balance, beginning of year	$95,657	$8,222	$25,082
Net (loss) income	(1,126)	(2,771)	383
Contributions from holders of noncontrolling interests in consolidated affiliates	3,140	96,417	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(16)	(3,069)	(1,277)
Elimination of noncontrolling interest	(5,300)	—	—
Acquisition of additional ownership interests	—	(3,077)	(26,581)
Noncontrolling interest assumed	—	—	10,725
Other	—	(65)	(110)
Balance, end of year	$92,355	$95,657	$8,222
Total Equity	$802,868	$802,985	$662,420
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss)	$9,887	$(58,261)	$(4,852)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax benefit	(885)	(217)	(414)
Depreciation and amortization	106,018	103,464	112,062
Amortization of deferred financing, interest rate swap and other costs	11,194	12,742	19,835
Non-cash impairment losses and other charges	728	18,843	—
Loss on early extinguishment of debt	—	—	1,237
Loss on early termination of derivative financial instruments	—	—	29,242
Equity in (earnings) losses of unconsolidated affiliates	(2,987)	13,485	9,215
Share-based compensation	5,292	7,756	22,070
Loss (gain) on disposal of assets, net of tax	1,185	—	(103,927)
Foreign currency exchange (gain) loss	(43)	1,610	(49)
Recognition of deferred gains	(207)	(200)	(1,431)
Mark to market of derivative financial instruments	(11,536)	(12,224)	(2,183)
Increase in accounts receivable	(2,360)	(1,787)	(2,965)
Decrease (increase) in prepaid expenses and other assets	375	(1,646)	(3,239)
Increase (decrease) in accounts payable and accrued expenses	7,515	(4,982)	1,140
Net cash provided by operating activities	124,176	78,583	75,741
Investing Activities:
Acquisition of hotel investment	—	(350,333)	—
Proceeds from sale of investments	—	—	9,000
Proceeds from sales of assets	16,533	1,991	58,012
Investment in unconsolidated affiliate	—	(9,050)	—
Cash received from unconsolidated affiliates	24,555	9,111	1,080
Unconsolidated affiliates recapitalizations	—	—	(93,813)
Unrestricted cash acquired through acquisition and recapitalization	—	183	30,600
Unrestricted cash sold or contributed	—	—	(6,935)
Increase in escrow deposits	—	—	(1,050)
Decrease in security deposits related to sale-leasebacks	—	—	1,270
Acquisition of note receivable	—	(9,457)	—
Capital expenditures	(69,414)	(61,100)	(49,799)
Increase in restricted cash and cash equivalents	(15,136)	(21,412)	(9,918)
Net cash used in investing activities	(43,462)	(440,067)	(61,553)
Financing Activities:
Proceeds from issuance of common stock	—	119,600	50,000
Equity issuance costs	—	(5,538)	(761)
Preferred stock tender	—	—	(86,127)
Preferred stock tender costs	—	(54)	(1,710)
Borrowings under bank credit facility	51,000	307,000	375,500
Payments on bank credit facility	(87,000)	(211,000)	(353,500)
Proceeds from mortgages	—	280,000	470,000
Payments on mortgages and other debt	(14,725)	(109,134)	(409,047)
Contributions from holders of noncontrolling interests in consolidated affiliates	3,140	96,417	—
Acquisition of noncontrolling interest in consolidated affiliates	—	(4,156)	(19,522)
Debt financing costs	(2,130)	(4,829)	(12,545)
Distributions to preferred shareholders	(24,166)	(96,665)	—
Distributions to holders of noncontrolling interests in consolidated affiliates	(16)	(1,280)	(1,277)
Interest rate swap costs	—	—	(33,340)
Other financing activities	(4,310)	(846)	(559)
Net cash (used in) provided by financing activities	(78,207)	369,515	(22,888)
Effect of exchange rate changes on cash	(23)	30	(1,128)
Net change in cash and cash equivalents	2,484	8,061	(9,828)
Change in cash of assets held for sale	(8,903)	—	2,999
Cash and cash equivalents, beginning of year	80,074	72,013	78,842
Cash and cash equivalents, end of year	$73,655	$80,074	$72,013

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2013	2012	2011
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of hotel properties (see note 3)	$—	$—	$89,273
Acquisition of noncontrolling interest (see note 11)	$—	$—	$70,300
(Gain) loss on mark to market of derivative instruments (see notes 2 and 12)	$(11,532)	$(3,136)	$1,854
Distributions declared and payable to preferred shareholders (see note 11)	$—	$—	$72,499
(Decrease) increase in capital expenditures recorded as liabilities	$(147)	$3,830	$220
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$86,303	$73,443	$68,599
Income taxes, net of refunds	$(234)	$77	$3,200

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2013, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States; Punta Mita, Nayarit, Mexico; Hamburg, Germany; and London, England. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of December 31, 2013. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of December 31, 2013, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (e)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Punta Mita Resort (b)	13. Marriott Hamburg (f)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (g)
6. Four Seasons Washington, D.C.	15. Marriott London Grosvenor Square (g)
7. Hotel del Coronado (c)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (d)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

(a)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 7). One land parcel at this property is subject to a ground lease arrangement.

(b)	On December 12, 2013, the Company entered into an agreement to sell this property (see note 5).

(c)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 7).

(d)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 11).

(e)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 3 and 6).

(f)	The Company has a leasehold interest in this property.

(g)	These properties are subject to ground lease arrangements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).
Basis of Consolidation:
The accompanying consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At December 31, 2013, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 6). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At December 31, 2013, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2013, SH Funding owned interests in the Fairmont Scottsdale Princess hotel (Fairmont Scottsdale Princess Venture), the Hotel del Coronado (Hotel del Coronado Venture), the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 7), which are unconsolidated affiliates in the accompanying consolidated financial statements that are accounted for using the equity method of accounting.
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
Depreciation is computed on a straight-line basis over the following useful lives:

Leasehold interest	Life of lease (51 years)
Buildings	39 years
Building and leasehold improvements	5 – 10 years
Site improvements	15 years
Furniture, fixtures & equipment	3 – 5 years
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
Goodwill:
Goodwill is the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at the beginning of the year
Goodwill	$316,945	$316,945
Accumulated impairment losses	(276,586)	(276,586)
	40,359	40,359
Goodwill related to assets held for sale	(2,231)	—
Balance at the end of the year
Goodwill	314,714	316,945
Accumulated impairment losses	(276,586)	(276,586)
	$38,128	$40,359

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets:
Intangible assets at December 31, 2013 and 2012 include (in thousands):

	2013	2012	Useful Life
Below market ground lease	$34,567	$33,922	Term of lease (51 years)
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	3,200	4,050	Period of booking (up to 8 years)
Land development entitlements	1,988	1,971	2 years
	41,255	41,443
Accumulated amortization	(11,753)	(10,812)
Intangible assets, net	$29,502	$30,631
Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2013, 2012 and 2011, amortization expense of intangible assets was $1,653,000, $1,704,000, and $2,414,000, respectively. The estimated future aggregate annual amortization expense for intangible assets at December 31, 2013 is summarized as follows (in thousands):

Years ending December 31,
2014	$951
2015	773
2016	769
2017	769
2018	724
Thereafter	25,516
Total	$29,502
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
Restricted Cash and Cash Equivalents:
As of December 31, 2013 and 2012, restricted cash and cash equivalents included $38,629,000 and $33,832,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At December 31, 2013 and 2012, restricted cash and cash equivalents also included reserves of $37,287,000 and $24,747,000, respectively, required by loan and other agreements.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests:
Redeemable Noncontrolling Interests (Temporary Equity)
Third party noncontrolling partners own an approximate one percent interest in SH Funding. The interests held by these noncontrolling partners are stated at the greater of carrying value or their redemption value and are presented as noncontrolling interests in SHR’s operating partnership on the consolidated balance sheets. Net (income) loss attributable to the noncontrolling interest partners is presented as noncontrolling interests in SHR’s operating partnership in the consolidated statements of operations. Net income (loss) and other comprehensive income (loss) are attributed to noncontrolling interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the noncontrolling interest partners by the sum of units held by SHR and the units held by noncontrolling interest partners, all calculated based on the weighted average days outstanding at the end of the period.
These noncontrolling partners have a right to exercise a redemption right to require SH Funding to redeem all or a portion of the units held by the noncontrolling interest partners on a specified redemption date at a redemption price equal to the number of operating partnership units multiplied by SHR’s common stock price. SH Funding is not obligated to satisfy the redemption right if SHR elects to purchase the units. SHR has the sole and absolute discretion to purchase the units. If it does purchase the units, SHR has the sole and absolute discretion to pay either in cash or shares.
The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Noncontrolling interests in SHR’s operating partnership
Balance, beginning of year	$5,463	$4,583	$5,050
Shares of SHR common stock issued	—	468	1,003
Net income (loss)	38	(184)	(29)
Currency translation adjustments	(2)	3	(42)
Derivatives activity	73	48	211
Share-based compensation	4	30	66
Redemption value adjustment	2,242	738	(479)
Other	(284)	(223)	(1,197)
Balance, end of year	$7,534	$5,463	$4,583
The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into shares of SHR common stock on a one-for-one basis. As of December 31, 2013, 2012 and 2011, the redeemable noncontrolling interests had a redemption value of approximately $7,534,000 (based on SHR’s common closing share price of $9.45 on December 31, 2013), $5,463,000 (based on SHR’s common closing share price of $6.40 on December 31, 2012), and $4,583,000 (based on SHR’s common closing share price of $5.37 on December 30, 2011), respectively.
Nonredeemable Noncontrolling Interests
The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. The net loss (income) attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates in the consolidated statements of operations. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2013, 2012 and 2011 is presented in the Company’s consolidated statements of equity.
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
The Company completed an equity offering during the second quarter of 2010, which resulted in an ownership change under Section 382 of the Tax Code. As a result, some of the Company’s net operating loss carryforwards were reduced or eliminated in accordance with the provisions of Section 382. A full valuation reserve has been provided against net operating loss carryforwards not subject to Section 382 due to uncertainty of realization. Therefore, the ownership change had no impact to the statements of operations.
Per Share Data:
Basic loss per share is computed by dividing the net loss attributable to SHR common shareholders by the weighted average common shares outstanding during each period. Diluted loss per share is computed by dividing the net loss attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average common shares outstanding plus potentially dilutive securities. Dilutive securities may include restricted stock units (RSUs), options to purchase shares of SHR common stock (Options), stock units payable in shares of SHR’s common stock under the Company’s Deferral Program (as defined in note 13) (Deferral Program Stock Units) and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. The following table sets forth the components of the calculation of loss from continuing operations attributable to SHR common shareholders for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Numerator:
Income (loss) from continuing operations attributable to SHR	$7,804	$(56,495)	$(106,365)
Preferred shareholder dividends	(24,166)	(24,166)	(29,206)
Preferred stock tender (a)	—	—	10,724
Loss from continuing operations attributable to SHR common shareholders	$(16,362)	$(80,661)	$(124,847)

Denominator:
Weighted average shares of common stock - basic and diluted(b)	206,334	201,109	176,576

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)	Includes RSUs and Deferral Program Stock Units of 1,248, 2,528 and 524 at December 31, 2013, 2012 and 2011, respectively, that have vested but have not yet been issued to shares of common stock.
Securities that could potentially dilute basic loss per share in the future that are not included in the computation of diluted loss per share because they are anti-dilutive as of December 31, 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Noncontrolling interests in SHR's operating partnership	797	853	853
Noncontrolling interests in consolidated affiliates	11,025	11,893	—
Options, RSUs and Deferral Program Stock Units	2,479	2,809	3,124
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the changes in accumulated OCL for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2011	$(94,933)	$(12,231)	$(107,164)
Other comprehensive loss before reclassifications	(12,906)	(3,816)	(16,722)
Amounts reclassified from accumulated OCL	58,329	(5,095)	53,234
Net other comprehensive income (loss)	45,423	(8,911)	36,512
Balance at December 31, 2011	$(49,510)	$(21,142)	$(70,652)
Other comprehensive (loss) income before reclassifications	(10,209)	725	(9,484)
Amounts reclassified from accumulated OCL	21,265	—	21,265
Net other comprehensive income	11,056	725	11,781
Balance at December 31, 2012	$(38,454)	$(20,417)	$(58,871)
Other comprehensive loss before reclassifications	(176)	(412)	(588)
Amounts reclassified from accumulated OCL	18,014	—	18,014
Net other comprehensive income (loss)	17,838	(412)	17,426
Balance at December 31, 2013	$(20,616)	$(20,829)	$(41,445)
The reclassifications out of accumulated OCL for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Amount Reclassified from Accumulated OCL
Details about Accumulated OCL Components	2013	2012	2011	Statement of Operations Line Item
Activity related to cash flow hedges	$18,014	$21,265	$58,329	Interest expense
Activity related to CTA	$—	$—	$(5,095)	Income from discontinued operations, net of tax
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
New Accounting Guidance:
In December 2011, the Financial Accounting Standards Board (FASB) clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on the Company's consolidated financial statements.
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
The following summarizes the Company’s investment in hotel properties as of December 31, 2013 and 2012, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	2013	2012
Land	$557,641	$565,000
Land held for development	—	78,000
Leasehold interest	11,633	11,633
Buildings	1,344,524	1,409,406
Building and leasehold improvements	106,031	91,523
Site improvements	29,209	29,207
Furniture, fixtures and equipment	486,730	492,240
Improvements in progress	20,542	20,678
Total investment in hotel properties	2,556,310	2,697,687
Less accumulated depreciation	(760,972)	(727,127)
Total investment in hotel properties, net	$1,795,338	$1,970,560
Consolidated hotel properties	14	15
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
The acquisition of the JW Marriott Essex House Hotel is consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Essex House Hotel Venture incurred acquisition costs of $3,208,000 for the year ended December 31, 2012, that are included in corporate expenses on the statement of operations. The JW Marriott Essex House Hotel was accounted for as a business combination, and the assets and liabilities and results of operations of the hotel have been consolidated in the consolidated financial statements since the date of purchase.
On March 11, 2011, the Company acquired the Four Seasons Silicon Valley and Four Seasons Jackson Hole hotels in exchange for an aggregate of 15,200,000 shares of SHR’s common stock at a price of $6.08 per share based on the March 11, 2011 SHR common stock closing price, or approximately $92,416,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price for the acquisition of the JW Marriott Essex House Hotel, the Four Seasons Silicon Valley hotel and the Four Seasons Jackson Hole hotel is as follows (in thousands):

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

	2012	2011
Total revenue	$829,018	$813,710
Net loss	$(78,511)	$(25,869)
Preferred shareholder dividends	$(24,166)	$(18,482)
Net loss attributable to SHR common shareholders	$(89,716)	$(34,310)
Net loss attributable to SHR common shareholders per share:
Basic	$(0.45)	$(0.19)
Diluted	$(0.47)	$(0.19)

4.	IMPAIRMENT LOSSES AND OTHER CHARGES
Goodwill Impairment Losses
The Company performed its annual impairment test of goodwill and did not record any goodwill impairment losses for the years ended December 31, 2013, 2012, and 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges of the Company’s goodwill subsequent to December 31, 2013. Any such adjustments could be material, but will be non-cash.
Long-Lived Asset and Intangible Asset Impairment Losses
In January 2012, the Company acquired, at a discount to par value, a note receivable secured by a property adjacent to the Fairmont Chicago hotel for $10,507,000. In the third quarter of 2013, the Company completed foreclosure proceedings and obtained title to the asset. Upon taking title of the asset, the Company assumed certain liabilities that increased the total consideration exchanged for the asset, which increased the Company's basis in the asset. After taking title to the asset, the Company elected to sell the asset. Based on the change in the anticipated holding period for this asset, the Company performed an impairment test of the long-lived assets during the third quarter of 2013. The Company determined that the asset's carrying

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value exceeded the asset's fair value of $10,500,000, with the fair value determined based on the transaction price offered by a third party buyer (Level 2 input), which the Company considered to be an offer in an orderly transaction in the principal market. As a result of this test, the Company reduced the carrying value of the asset to its fair value and recorded an impairment charge of $728,000 in the consolidated statement of operations for the year ended December 31, 2013. In October 2013, the Company sold the property to an unaffiliated third party for $10,500,000.
The Company determined that there were no other impairment charges for the year ended December 31, 2013. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s hotel properties subsequent to December 31, 2013. Any adjustment could be material, but will be non-cash.
The Company performed an impairment test of the long-lived assets related to a Mexico development site during the fourth quarter of 2012 as a result of a change in the anticipated holding period for this land. The Company determined that the land’s carrying value exceeded the fair value, with fair value determined based on an estimated future discounted cash flow analysis (Level 3 inputs). In the analysis of fair value, the Company considered an external independent valuation, which used a discounted cash flow analysis taking into account the expected cash flows, the anticipated holding period and proceeds from disposing the property. The factors addressed in determining estimated proceeds from disposition include anticipated operating cash flows in the year of disposition and terminal capitalization rates. The analysis assumed a 9% terminal capitalization rate and a 17% discounted cash flow rate over a term of nine years. As a result of this test, the Company reduced the carrying value of the land by $25,089,000 to its fair value. The Company had an obligation related to this Mexican development site (see note 7). As a result of the reduction of the carrying value of the land parcel, the Company reduced its obligation by $10,450,000 and recorded an impairment charge of $14,639,000 in the consolidated statement of operations for the year ended December 31, 2012.
The Company determined that there were no indicators of impairment of investments in hotel properties or intangible assets for the year ended December 31, 2011.
Investments in Unconsolidated Affiliates Impairment Losses
The Company determined that there was no other-than-temporary impairment of investments in unconsolidated affiliates for the years ended December 31, 2013, 2012 and 2011. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s investments in unconsolidated affiliates subsequent to December 31, 2013. Any adjustments could be material, but will be non-cash.
Fair Value of Assets Measured on a Nonrecurring Basis
The following table presents information related to assets that were measured at fair value on a nonrecurring basis.
For the year ended December 31, 2012 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$26,100	$(25,089)
Other Charges
The Company recorded a charge of approximately $4,204,000 in continuing and discontinued operations to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012. There were no other charges recorded during the years ended December 31, 2013 and 2011.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	DISCONTINUED OPERATIONS
The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Hotel operating revenues	$37,964	$33,100	$43,535
Operating costs and expenses	30,203	26,909	36,691
Depreciation and amortization	4,075	4,006	5,367
Impairment losses and other charges	—	437	—
Total operating costs and expenses	34,278	31,352	42,058
Operating income	3,686	1,748	1,477
Interest income	—	4	1
Foreign currency exchange loss	(1)	(352)	(772)
Other income, net	375	—	326
Income tax expense	(889)	(211)	(693)
Gain on sale, net of tax	—	—	101,287
Income from discontinued operations	$3,171	$1,189	$101,626
Assets Sold:
During the three years ended December 31, 2013, the Company sold the following hotel:

Hotel	Location	Date Sold	Net Sales Proceeds
Paris Marriott Champs Elysees (Paris Marriott)	Paris, France	April 6, 2011	$60,003,000
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
Assets Held for Sale:
Four Seasons Punta Mita Resort
On December 12, 2013, the Company entered into an agreement with affiliates of Cascade Investment, L.L.C. to sell the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for $200,000,000. The transaction, which is subject to certain closing conditions and regulatory approval, is expected to close in the first quarter of 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The hotel's assets and liabilities have been classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2013. The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2013 consist of the following (in thousands):

Investment in hotel properties, net	$114,754
Goodwill	2,231
Cash	8,903
Restricted cash	32
Accounts receivable, net of allowance for doubtful accounts	5,522
Deferred tax assets	3,146
Prepaid expenses and other assets	1,313
Assets held for sale	$135,901
Accounts payable and accrued expenses	$15,830
Deferred tax liabilities	1,197
Liabilities of assets held for sale	$17,027

6.	VARIABLE INTEREST ENTITY

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the year ended December 31, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements. For the year ended December 31, 2012, the Company and KSL provided additional contributions of $1,530,000 and $1,470,000, respectively, to the Essex House Hotel Venture for property improvements and closing costs related to the acquisition of the hotel.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of December 31, 2013 and 2012 includes the following (in thousands):

	2013	2012
Fairmont Scottsdale Princess Venture	$26,816	$25,225
Hotel del Coronado Venture	54,902	83,320
RCPM	3,855	3,943
Lot H5 Venture	19,400	—
Total investment in unconsolidated affiliates	$104,973	$112,488
Fairmont Scottsdale Princess Venture
The Company obtained 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture) through a recapitalization that closed on June 9, 2011. The Company jointly controls the venture with an unaffiliated third party, an affiliate of Walton Street Capital, L.L.C. (Walton Street) and serves as the managing member. The Company acts as asset manager and is entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. For the years ended December 31, 2013, 2012 and 2011, the Company recognized fees of $594,000, $662,000 and $215,000, respectively, which are included in other (expenses) income, net on the consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company is entitled to certain promote payments after Walton Street achieves a specified return.
The Fairmont Scottsdale Princess Venture had a $133,000,000 mortgage loan that was scheduled to mature on December 31, 2013 with an option for an extension through April 9, 2015, subject to certain conditions. On December 20, 2013, the Fairmont Scottsdale Princess Venture entered into an amendment to the mortgage loan. The amendment extended the maturity date of the loan to April 9, 2015 and reduced the principal amount of the loan to $117,000,000. Interest is payable monthly at the London Interbank Offered Rate (LIBOR) plus 0.36%.
Hotel del Coronado Venture
The entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture), was formed through a recapitalization transaction that closed on February 4, 2011. An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, obtained a 60% ownership interest in the Hotel del Coronado Venture and is the general partner. SHC KSL Partners, L.P., a consolidated affiliate of the Company, obtained a 40% ownership interest and is the limited partner. The Company owned an 85.8% interest in SHC KSL Partners, L.P., giving it an indirect 34.3% interest in the Hotel del Coronado Venture. The remaining interest in SHC KSL Partners, L.P. was owned by KSL, an unaffiliated third party, which also served as the hotel manager. On December 17, 2012, the Company and Blackstone bought out KSL's equity position in the SHC KSL Partners, L.P., changing the name to SHR del Partners, L.P., increasing the Company's ownership interest to 36.4% and Blackstone's ownership interest to 63.6%. The existing management agreement with KSL was also terminated; however, KSL continued to manage the hotel under a short-term, cancelable management agreement. The Company paid $11,976,000 for its share of the buy-out transaction and management agreement termination and recognized a loss of $8,600,000 in equity in earnings (losses) of unconsolidated affiliates on the consolidated statement of operations during the fourth quarter of 2012 related to SHR del Partners L.P.'s share of the management agreement termination fee. On August 1, 2013, the Hotel del Coronado Venture entered into a new five-year management agreement with KSL. The agreement matures on July 31, 2018 with one five-year extension option.
The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. For the years ended December 31, 2013, 2012 and 2011, the Company recognized fees of $903,000, $856,000 and $1,970,000, respectively, which are included in other (expenses) income, net on the consolidated statements of operations.

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
During the year ended December 31, 2013, the Company received distributions of $23,244,000 from the Hotel del Coronado Venture, which includes the distribution of excess proceeds from the newly refinanced mortgage and mezzanine loans.
RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Company’s Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income, on the percentage not owned by the Company. These fees amounted to $291,000, $117,000, and $40,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other (expenses) income, net in the consolidated statements of operations.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012
Assets
Investment in hotel properties, net	$715,422	$706,359
Intangible assets, net	42,388	51,862
Cash and cash equivalents	22,029	21,853
Restricted cash and cash equivalents	14,156	24,042
Prepaid expenses and other assets	30,180	24,350
Total assets	$824,175	$828,466
Liabilities and Partners’ Equity
Mortgage and other debt payable	$592,000	$558,000
Other liabilities	47,943	53,031
Partners’ equity	184,232	217,435
Total liabilities and partners’ equity	$824,175	$828,466

	2013	2012	2011
Revenues
Hotel operating revenue	$241,614	$217,502	$167,438
Residential sales	8,388	10,800	3,051
Total revenues	250,002	228,302	170,489
Expenses
Hotel operating expenses	175,922	164,001	126,137
Residential costs of sales	6,286	7,081	968
Depreciation and amortization	33,938	34,640	27,314
Other operating expenses	4,673	26,985	6,041
Total operating expenses	220,819	232,707	160,460
Operating income (loss)	29,183	(4,405)	10,029
Interest expense, net	(24,564)	(31,982)	(30,305)
Other (expenses) income, net	(441)	159	(1,871)
Net income (loss)	$4,178	$(36,228)	$(22,147)
Equity in earnings (losses) of unconsolidated affiliates
Net income (loss)	$4,178	$(36,228)	$(22,147)
Partners’ share of (income) loss of unconsolidated affiliates	(2,261)	21,293	12,046
Adjustments for basis differences, taxes and intercompany eliminations	1,070	1,450	886
Total equity in earnings (losses) of unconsolidated affiliates	$2,987	$(13,485)	$(9,215)
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
Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.50% to 4.0% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2013, the remaining life on the initial terms (not including renewal options) of these management agreements, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates, range from four to 29 years and average 13 years.
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. For the years ended December 31, 2013 and 2012, the Essex House Hotel Venture earned $12,774,000 and $1,405,000, respectively, related to the performance guarantee, which is recorded in other hotel operating revenue in the consolidated statements of operations.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to four hotels not owned by the Company. On March 11, 2011, the Company purchased two of these hotels (see note 3) and terminated the respective asset management agreements. Under the remaining agreements, the Company earns base management fees and has the potential to earn additional incentive fees. For the years ended December 31, 2013, 2012 and 2011, the Company earned $400,000, $400,000 and $400,000, respectively, in fees under these agreements, which are included in other income, net in the consolidated statements of operations.

9.	OPERATING LEASE AGREEMENTS
In February 2013, the Company amended the ground lease agreement at the Marriott Lincolnshire Resort. The amendment extended the term of the lease through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $207,000, $200,000, and $217,000 of the deferred gain for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, the deferred gain on the sale of the Marriott Hamburg recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $3,385,000 and $3,497,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,784,000 (adjusting by an index formula) ($5,200,000 based on the foreign exchange rate as of December 31, 2013) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at December 31, 2013 and 2012 was $2,611,000 and $2,507,000, respectively, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
In June 2004, the Company recorded a sale of the Paris Marriott hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. On April 6, 2011, the Company sold its leasehold interest in the Paris Marriott hotel (see note 5). The results of operations have been classified as discontinued operations in the consolidated

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of operations for all periods presented. Prior to the sale of the leasehold interest, the Company recognized $1,214,000 as amortization of the deferred gain in income from discontinued operations as a reduction to lease expense for the year ended December 31, 2011. When the sale of the leasehold interest closed, the remaining unamortized deferred gain was recognized as a gain on sale of the Paris Marriott hotel in income from discontinued operations. On a monthly basis, the Company made minimum rent payments and paid additional rent based upon the performance of the hotel, which were included in income from discontinued operations, in the Company’s consolidated statements of operations.
Lease payments related to office space are included in corporate expenses on the consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.
For the years ended December 31, 2013, 2012 and 2011, the Company recorded rental expense under non-cancelable operating leases related to office space, hotel ground leases, and building leases of $6,777,000, $6,489,000 and $6,812,000, respectively, in the consolidated statements of operations. Rental expense includes percentage rent of $108,000, $1,209,000, and $1,237,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Minimum future rental payments due under non-cancelable operating leases, related to office space, hotel ground leases, and building leases having remaining terms in excess of one year as of December 31, 2013 are as follows (in thousands):

Years Ending December 31,
2014	$7,088
2015	7,104
2016	7,119
2017	6,977
2018	6,516
Thereafter	179,871
$214,675

10.	INDEBTEDNESS
Mortgages and Other Debt Payable:
Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.
Mortgages and other debt payable at December 31, 2013 and 2012 consisted of the following (in thousands):

	Spread (a)		Balance Outstanding at December 31,
Debt		Maturity	2013	2012
Four Seasons Washington, D.C.(b)	3.15%	July 2014	$130,000	$130,000
Marriott London Grosvenor Square(c)	3.75%	October 2014	115,958	115,468
Loews Santa Monica Beach Hotel(b)	3.85%	July 2015	109,000	110,000
JW Marriott Essex House Hotel(b)	4.00%	September 2015	185,826	190,000
InterContinental Miami(b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago(d)	Fixed	June 2017	93,124	95,167
Westin St. Francis(d)	Fixed	June 2017	209,588	214,186
Hyatt Regency La Jolla(e)	4.00%/Fixed	December 2017	89,312	90,000
InterContinental Chicago	Fixed	August 2021	144,419	145,000
Total mortgages payable(f)			1,162,227	1,174,821
Other debt(g)	Fixed	January 2014	1,469	1,476
Total mortgages and other debt payable			$1,163,696	$1,176,297

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.17% at December 31, 2013) for all variable-rate mortgage loans except for those secured by the Marriott London Grosvenor Square hotel (£70,040,000 and £71,070,000 at December 31, 2013 and 2012, respectively), the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (e) below). Interest on the Marriott London Grosvenor Square loan is paid quarterly at the applicable spread over three-month GBP LIBOR (0.53% at December 31, 2013) and interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)
The mortgage loan secured by the Four Seasons Washington, D.C. hotel has two, one-year extension options; the mortgage loan secured by the Loews Santa Monica Beach Hotel has three, one-year extension options; the mortgage loan secured by the JW Marriott Essex House Hotel has two, one-year extension options; and the mortgage loan secured by the InterContinental Miami hotel has two, one-year extension options. All of the extension options are subject to certain conditions. The maturity dates in the table exclude extension options.

(c)
On August 7, 2013, the Company entered into an amendment to the mortgage loan. The amendment extended the maturity of the loan to October 2014 and waived the July 2013 and subsequent principal payments through the extended term. Pursuant to the amendment, the spread over GBP LIBOR increases in steps during the extension period from GBP LIBOR plus 2.10% in August 2013 to GBP LIBOR plus 4.25% in April 2014. The spread in the table is the spread as of December 31, 2013.

(d)
On September 9, 2013, the Company amended the mortgage agreements secured by the Fairmont Chicago and Westin St. Francis hotels. The amendment eliminates future principal amortization payments subject to meeting certain financial and other requirements.

(e)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,312,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(f)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2013.

(g)
A consolidated affiliate of the Company that owns a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000 is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2013 and 2012. On January 1, 2014, the North Beach Venture extended the maturity date of the loan from January 1, 2014 to January 1, 2015.

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

•
maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period, subject to conditions, which the Company expects to meet, that include the Company not being in default under the provisions of the agreement and paying an extension fee;

•
lenders received collateral in the form of mortgages over four borrowing base properties, which currently include the Ritz-Carlton Laguna Niguel hotel, the Ritz-Carlton Half Moon Bay hotel, the Four Seasons Punta Mita Resort, and the Marriott Lincolnshire Resort, in addition to pledges of the Company’s interest in SH Funding and SH

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funding’s interest in certain subsidiaries and guarantees of the loan from the Company and certain of its subsidiaries;

•
maximum availability is determined by the lesser of an advance rate against the appraised value of the borrowing base properties or a debt service coverage ratio on the borrowing base properties, as set forth in the agreement;

•
minimum corporate fixed charge coverage of 1.10 times through 2013, 1.20 times from the first quarter of 2014 through the initial maturity date, and 1.30 times during the extension year, which will permanently increase to 1.35 times if cash dividends are reinstated on SHR’s common stock;

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
The interest rate at December 31, 2013 was 3.17% and the weighted average interest rate for the year ended December 31, 2013 was 3.19%. At December 31, 2013, maximum availability under the bank credit facility was $300,000,000 and there was $110,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $9,906,000 (see note 17). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of December 31, 2013 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years Ending December 31,
2014	$121,682
2015	116,029
2016	139,783
2017	577,043
2018	185,015
Thereafter	134,144
Total	$1,273,696
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2013, 2012 and 2011 of $1,021,000, $1,534,000, and $1,083,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $5,251,000, $3,993,000, and $3,721,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

11.	EQUITY AND DISTRIBUTION ACTIVITY
Common Shares:
The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2011 (excluding 797,238 units, 853,461 units, and 853,461 units of SH Funding (OP Units) outstanding at December 31, 2013, 2012, and 2011, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at January 1, 2011	151,305
RSUs redeemed for shares of SHR common stock	222
OP Units redeemed for shares of SHR common stock	101
Common stock issued	33,999
Outstanding at December 31, 2011	185,627
RSUs redeemed for shares of SHR common stock	282
Common stock issued	18,400
Outstanding at December 31, 2012	204,309
RSUs and Deferral Program Stock Units redeemed for shares of SHR common stock	1,218
OP Units redeemed for shares of SHR common stock	56
Outstanding at December 31, 2013	205,583
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
As of December 31, 2013, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 29, 2012, SHR paid dividends on its preferred stock as follows:

	Distribution (in thousands)	Per Share
Series A Preferred Stock	$30,852	$7.44
Series B Preferred Stock	$26,099	$7.22
Series C Preferred Stock	$27,631	$7.22
The Company paid the following dividends on preferred stock during the year ended December 31, 2013:

Security Type	Dividend Per Share	For the Quarter Ended	Record Date	Payable Date
Series A Preferred Stock	$0.53125	March 31, 2013	March 18, 2013	April 1, 2013
Series B Preferred Stock	$0.51563	March 31, 2013	March 18, 2013	April 1, 2013
Series C Preferred Stock	$0.51563	March 31, 2013	March 18, 2013	April 1, 2013
Series A Preferred Stock	$0.53125	June 30, 2013	June 14, 2013	July 1, 2013
Series B Preferred Stock	$0.51563	June 30, 2013	June 14, 2013	July 1, 2013
Series C Preferred Stock	$0.51563	June 30, 2013	June 14, 2013	July 1, 2013
Series A Preferred Stock	$0.53125	September 30, 2013	September 13, 2013	September 30, 2013
Series B Preferred Stock	$0.51563	September 30, 2013	September 13, 2013	September 30, 2013
Series C Preferred Stock	$0.51563	September 30, 2013	September 13, 2013	September 30, 2013
Series A Preferred Stock	$0.53125	December 31, 2013	December 16, 2013	December 31, 2013
Series B Preferred Stock	$0.51563	December 31, 2013	December 16, 2013	December 31, 2013
Series C Preferred Stock	$0.51563	December 31, 2013	December 16, 2013	December 31, 2013
Noncontrolling Interests:
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
The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

	2013	2012	2011
Net income (loss) attributable to SHR	$10,975	$(55,306)	$(5,206)
Acquisition of additional ownership interests in consolidated affiliates	—	(1,079)	(63,723)
Change from net income (loss) attributable to SHR and transfers from noncontrolling interests	$10,975	$(56,385)	$(68,929)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	DERIVATIVES
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company reclassified its derivative financial instruments from Level 3 to Level 2 as unobservable inputs to the valuation model became insignificant during the year ended December 31, 2012. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of December 31, 2013. As of December 31, 2013 and 2012, all derivative liabilities are categorized as Level 2.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $12,799,000 will be reclassified as an increase to interest expense.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
At December 31, 2013 and 2012, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s current domestic swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, at December 31, 2012, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £71,070,000. The swap had a fixed pay rate against GBP LIBOR of 5.72% and matured in October 2013.
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
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	4	$502,000
At December 31, 2013 and 2012, the aggregate notional amount of the Company's domestic interest rates swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. These interest swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At December 31, 2013 and 2012, the aggregate notional amount of the Company’s interest rate caps was $502,000,000 and $502,000,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.50% to 4.26% and maturity dates ranging from July 2014 to November 2015.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

		Fair Value as of December 31,
	Balance Sheet Location	2013	2012
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(19,992)	$(33,929)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(7,929)	$(17,157)
Interest rate caps	Prepaid expenses and other assets	$40	$113
The following table reflects transfers out of Level 3 for all derivative financial instruments categorized as Level 3 as of January 1, 2012 (in thousands):

	Beginning Balance	Transfers Out of Level 3	Ending Balance
Interest rate swaps	$(66,394)	$66,394	$—

The Company does not have any fair value measurements of derivative financial instruments using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of December 31, 2013 and 2012. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the years ended December 31, 2013 and 2012 (in thousands):

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	23,165
Balance as of December 31, 2013	$(27,921)

Balance as of January 1, 2012	$(66,394)
Mark to market adjustments	15,308
Balance as of December 31, 2012	$(51,086)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(790)	$(9,381)	$(16,252)
Effective portion of loss reclassified into interest expense—continuing operations	$(18,293)	$(21,668)	$(30,509)
Effective portion of loss reclassified to loss on early termination of derivative financial instruments	$—	$—	$(27,440)
Ineffective portion of (loss) gain recognized in interest expense—continuing operations	$(31)	$2,377	$(6,226)
Mark to market loss recognized in loss on early termination of derivative financial instruments	$—	$—	$(1,802)

	2013	2012	2011
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(382)	$(2,826)	$(9,282)
Interest rate caps:
Loss recognized in other (expense) income, net	$(88)	$(165)	$(70)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of December 31, 2013, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $28,898,000. As of December 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2013, it would have been required to settle its obligations under the agreements at their termination value of $28,898,000. The Company has not breached any of the provisions as of December 31, 2013.

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
The Company recorded compensation expense of $5,292,000, $6,349,000, and $3,463,000 under the Amended and Restated Plan (net of estimated forfeitures) for the years ended December 31, 2013, 2012 and 2011, respectively.
Options
The Company measures compensation expense for the Options based upon the fair value at the date of grant as calculated by a binomial option pricing model. Compensation expense is recognized on a straight-line basis over the service period, net of estimated forfeitures, if any. Compensation expense related to the Options is included in corporate expenses in the consolidated statements of operations. There was no unrecognized compensation expense related to Options as of December 31, 2013. There were no Options outstanding as of December 31, 2013.
Information regarding Options is summarized in the following table:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at the beginning of the year	669,797	$20.40	669,797	$20.40	669,797	$20.40
Forfeited	(669,797)	20.40	—	—	—	—
Options outstanding at the end of the year	—	$—	669,797	$20.40	669,797	$20.40
Options exercisable at the end of the year	—	$—	669,797	$20.40	669,797	$20.40
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
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2013 was $2,432,000 and is expected to be recognized over a weighted average period of 1.82 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding RSUs is summarized in the following table:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	1,952,004	$5.85	1,666,977	$5.22	1,377,434	$3.98
Granted	357,373	7.54	707,508	6.06	628,512	6.38
Issued to common shares	(291,779)	4.92	(259,887)	3.56	(209,238)	2.46
Forfeited	(143,012)	4.98	(162,594)	3.97	(129,731)	4.19
RSUs outstanding at the end of the year(a)	1,874,586	$6.39	1,952,004	$5.85	1,666,977	$5.22

(a)	Includes RSUs of 1,134,407, 1,088,602, and 524,115 at December 31, 2013, 2012 and 2011, respectively, that have vested but have not yet been issued to shares of common stock.
Performance-Based RSUs
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
The Company measures compensation expense for performance-based RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2013 was $3,294,000 and is expected to be recognized over weighted average period of 1.77 years.
Information regarding performance-based RSUs is summarized in the following table:

	2013		2012		2011
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	915,049	$6.45	169,064	$6.34	18,516	$19.28
Granted	309,264	8.08	797,318	6.47	169,064	6.34
Issued to common shares	(16,562)	6.34	(21,624)	6.34	(12,691)	20.40
Forfeited	(7,098)	6.34	(29,709)	6.52	(5,825)	20.40
Outstanding at the end of the year(b)	1,200,653	$6.87	915,049	$6.45	169,064	$6.34

(b)	Includes performance-based RSUs of 113,860, 137,520, and zero at December 31, 2013, 2012 and 2011, respectively, that have vested but have not yet been issued to shares of common stock.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SARs
The Amended and Restated Plan allows the Committee to grant SARs. As of December 31, 2013, no SARs have been issued under the Amended and Restated Plan.
Value Creation Plan and Deferral Program:
On August 27, 2009, the Company adopted the Value Creation Plan. Under the provisions of the Value Creation Plan, the Company paid 2.5% of SHR’s market capitalization (limited to a maximum market capitalization based on no more than 174,828,353 shares of common stock) to the participants in the Value Creation Plan in 2012 because the highest average closing price of SHR’s common stock during certain consecutive twenty trading day periods in 2012 was at least $4.00 (Normal Distribution Amount).
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
There was no unrecognized compensation expense related to the Value Creation Plan as of December 31, 2013. The fair value of the liability component of the award at December 31, 2013 and 2012 was zero and $948,000, respectively. Total compensation expense recognized in corporate expenses on the consolidated statements of operations under the Value Creation Plan for the years ended December 31, 2013, 2012 and 2011 was zero, $1,407,000, and $18,607,000, respectively. In April 2012, the Company made an initial payment of $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding settled in June 2013 in accordance with the terms of the Deferral Program, with 909,564 Deferral Program Stock Units being redeemed for shares of common stock and 391,912 Deferral Program Stock Units being forfeited in lieu of paying taxes.

14.	DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $358,000, $422,000, and $390,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31, 2013, 2012 and 2011, income tax expense from continuing operations is summarized as follows (in thousands):

	2013	2012	2011
Current tax (expense):
Europe	$(401)	$(787)	$(521)
United States	(737)	(441)	(1,241)
	(1,138)	(1,228)	(1,762)
Deferred tax benefit:
United States	581	428	1,106
	581	428	1,106
Total income tax expense	$(557)	$(800)	$(656)
Deferred income taxes consist of the following as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Advanced deposits—Mexico	$—	$1,219
Net operating loss carryforwards and other timing differences(a)	14,115	14,650
Other	—	982
Gross deferred tax assets	14,115	16,851
Valuation allowance(b)	(14,115)	(14,648)
Deferred tax asset after valuation allowance	$—	$2,203
Gross deferred tax liability—book property basis in excess of tax basis	$(46,137)	$(47,275)

(a)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from eight years to indefinitely depending on the rules of the related tax jurisdictions.

(b)
The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance decreased by $533,000, $2,004,000, and $349,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Characterization of Cash Distributions
For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. There were no distributions paid on common shares during the years ended December 31, 2013, 2012 and 2011. There were no distributions paid on preferred shares during the year ended December 31, 2011. The following characterizes distributions paid per preferred share for the years ended December 31, 2013 and 2012:

	2013		2012
	$	%	$	%
Preferred shares (Series A):
Return of capital	$2.13	100%	$8.50	100%

Preferred shares (Series B):
Return of capital	$2.06	100%	$8.25	100%

Preferred shares (Series C):
Return of capital	$2.06	100%	$8.25	100%

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	RELATED PARTY TRANSACTIONS
Cory Warning, the son-in-law of Laurence Geller, the Company’s former president and chief executive officer, previously served as Vice President, Investments for the Company. Mr. Warning’s base salary in 2012 and 2011 was $180,000 and $175,100, respectively. Mr. Warning received cash bonuses in 2012 and 2011 of $86,000 and $107,500, respectively. Mr. Warning received grants of RSUs of 4,698 and 13,809 in 2012 and 2011, respectively, and a grant of an award of 9,538 performance shares in 2012. In 2010, Mr. Warning received a grant of 5,000 units under the Company’s Value Creation Plan, which were paid in 2012 in the amount of $140,000. In December 2012, the Company entered into a severance agreement with Mr. Warning and recorded $256,000 in corporate expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012. Under the severance agreement, all unvested RSUs and performance shares were forfeited.

17.	COMMITMENTS AND CONTINGENCIES
Environmental Matters:
Generally, the properties acquired by the Company have been subjected to environmental site assessments. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed, nor is the Company aware of any environmental liability that it believes would have a material effect on its business or consolidated financial statements.
Litigation:
The Company is party to various claims and routine litigation arising in the ordinary course of business. Based on discussions with legal counsel, the Company does not believe that the results of these claims and litigation, individually or in the aggregate, will have a material effect on its business or consolidated financial statements.
Letters of Credit:
As of December 31, 2013, the Company provided a $150,000 letter of credit related to its office space lease, a $1,391,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $8,365,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below. Subsequent to December 31, 2013, the letter of credit related to the office space lease decreased to $75,000 and the letter of credit related to the parking garage at the Four Seasons Washington, D.C. hotel decreased to $934,000.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of December 31, 2013, the Company’s obligations under these contracts amounted to approximately $1,496,000. The construction activities are expected to be completed in 2014.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of December 31, 2013, the Essex House Hotel Venture's obligation under this agreement is approximately $6,776,000. The improvements are to be completed by December 2014.
Other Required Renovations
Under the provisions of various lender agreements, the Company is required to fund capital expenditures for property improvements and renovations. As of December 31, 2013, the Company's obligation under these agreements is approximately $14,039,000. As of December 31, 2013, the Company has $9,570,000 included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders. The renovations are to be completed by December 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2013 and 2012, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At December 31, 2013, the Company estimated the fair value of mortgage and other debt payable and the bank credit facility to be approximately $1,288,000,000.
At December 31, 2012, Company estimated the fair value of the mortgage and other debt payable and the bank credit facility to be approximately $1,346,000,000.
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
The Company operates in one reportable business segment, hotel ownership. As of December 31, 2013, the Company’s foreign operations (excluding discontinued operations) and long-lived assets consisted of ownership interests in two Mexican unconsolidated affiliates and two European properties, including a leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2013) for the geographical areas in which the Company operates (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenues:
United States	$858,646	$732,188	$688,111
Europe	41,367	43,029	41,935
Total	$900,013	$775,217	$730,046

	December 31,
	2013	2012
Long-lived Assets:
United States	$1,771,291	$1,802,770
Mexico	—	144,392
Europe	91,677	94,388
Total	$1,862,968	$2,041,550

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	QUARTERLY OPERATING RESULTS (UNAUDITED)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2013 and 2012 are as follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.
It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2013
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$188,361	$236,648	$232,567	$242,437
(Loss) income from continuing operations attributable to SHR common shareholders	$(26,169)	$3,993	$4,839	$975
Income (loss) from discontinued operations attributable to SHR	2,721	(719)	(1,079)	2,248
Net (loss) income attributable to SHR common shareholders	$(23,448)	$3,274	$3,760	$3,223
Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.12)	$0.02	$0.02	$0.01
Income from discontinued operations attributable to SHR per share	0.01	—	—	0.01
Net (loss) income attributable to SHR common shareholders per share	$(0.11)	$0.02	$0.02	$0.02
Weighted average common shares outstanding—Basic	206,981	206,061	206,767	206,814
Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.13)	$0.01	$—	$0.01
Income from discontinued operations attributable to SHR per share	0.01	—	—	0.01
Net (loss) income attributable to SHR common shareholders per share	$(0.12)	$0.01	$—	$0.02
Weighted average common shares outstanding—Diluted	218,710	219,227	220,258	208,986

	Year Ended December 31, 2012
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$168,350	$193,247	$200,810	$212,810
Loss from continuing operations attributable to SHR common shareholders	$(33,041)	$(2,338)	$(7,519)	$(37,763)
Income (loss) from discontinued operations attributable to SHR	1,525	(660)	(1,038)	1,362
Net loss attributable to SHR common shareholders	$(31,516)	$(2,998)	$(8,557)	$(36,401)
Earnings per weighted average common share outstanding—Basic
Loss from continuing operations attributable to SHR common shareholders per share	$(0.18)	$(0.01)	$(0.04)	$(0.18)
Income (loss) from discontinued operations attributable to SHR per share	0.01	—	—	—
Net loss attributable to SHR common shareholders per share	$(0.17)	$(0.01)	$(0.04)	$(0.18)
Weighted average common shares outstanding—Basic	186,430	202,021	206,523	206,836
Earnings per weighted average common share outstanding—Diluted
Loss from continuing operations attributable to SHR common shareholders per share	(0.18)	(0.01)	(0.05)	(0.18)
Income (loss) from discontinued operations attributable to SHR per share	0.01	—	—	—
Net loss attributable to SHR common shareholders per share	(0.17)	(0.01)	(0.05)	(0.18)
Weighted average common shares outstanding—Diluted	186,430	202,021	218,182	206,836
The Marriott domestic hotels previously reported their results of operations using a fiscal year consisting of thirteen four-week periods. As a result, for the Marriott Lincolnshire Resort, for 2012, the first three quarters consisted of 12 weeks each and the fourth quarter consisted of 16 weeks. Effective January 1, 2013, Marriott converted from a fiscal year consisting of 13 four-week periods to a 12-month calendar year.

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(In Thousands)

			Initial Costs				Gross Amount at December 31, 2013
Description	Location	Debt	Land	Building & Improvements	Subsequent Costs Capitalized		Land	Building & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$6,931		$—	$54,179	$54,179	$(27,204)	1975	9/1997	39
Loews Santa Monica Beach Hotel	Santa Monica, CA	109,000	5,833	91,717	5,731		5,833	97,448	103,281	(41,329)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	89,312	13,093	66,260	—		13,093	66,260	79,353	(24,637)	1989	7/1999	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	—	20,100	79,400	3,088		20,100	82,488	102,588	(22,559)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	144,419	20,259	139,204	4,747		20,252	143,958	164,210	(33,794)	1929	4/2005	39
InterContinental Miami	Miami, FL	85,000	41,891	69,296	20,205		41,877	89,515	131,392	(26,070)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	93,124	17,347	129,153	26,369		17,347	155,522	172,869	(53,066)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	130,000	44,900	75,600	27,258		44,900	102,858	147,758	(37,475)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	209,588	61,400	287,800	4,803		61,400	292,603	354,003	(59,018)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,567		76,700	177,867	254,567	(38,572)	1984	7/2006	39
Marriott London Grosvenor Square	London, England	115,958	—	85,468	(11,041	)(1)	—	74,427	74,427	(16,158)	1962	8/2006	39
Four Seasons Jackson Hole	Teton Village, WY	—	19,669	33,894	—		19,669	33,894	53,563	(2,519)	2003	3/2011	39
Four Seasons Silicon Valley	East Palo Alto, CA	—	5,518	27,669	—		5,518	27,669	33,187	(2,061)	2006	3/2011	39
JW Marriott Essex House	New York, NY	185,826	230,951	88,470	—		230,952	88,470	319,422	(3,025)	1931	9/2012	39
Totals		$1,162,227	$557,661	$1,397,479	$89,658		$557,641	$1,487,158	$2,044,799	$(387,487)

Assets Held For Sale:
Four Seasons Punta Mita	Punta Mita, Mexico	$—	$4,359	$44,950	$25,702		$7,360	$67,651	$75,011	$(18,945)	1999	2/2001	39
La Solana (Land held for development)	Punta Mita, Mexico	—	51,900	—	—		51,900	—	51,900	—	—	3/2006	—
Totals		$—	$56,259	$44,950	$25,702		$59,260	$67,651	$126,911	$(18,945)

(1)	Includes currency translation adjustment of $(11,041) for the Marriott London Grosvenor Square hotel.

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(In Thousands)
Notes:
(A) The change in total cost of properties for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance, beginning of period	$2,180,534	$1,869,903	$1,978,506
Additions:
Acquisition of properties	—	319,421	86,750
Improvements	15,887	13,129	2,695
Currency translation adjustment	1,389	3,170	—
Deductions:
Reclassifications (1)	(153,011)	—	—
Recapitalization	—	—	(197,796)
Currency translation adjustment	—	—	(252)
Impairment	—	(25,089)	—
Balance, end of period	$2,044,799	$2,180,534	$1,869,903
(1) Includes reclassifications to assets held for sale and investment in unconsolidated affiliates.
(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance, beginning of period	$355,497	$304,779	$285,039
Depreciation and amortization	50,548	50,172	48,918
Reclassification to assets held for sale	(18,945)	—	—
Recapitalization	—	—	(29,079)
Currency translation adjustment	387	546	(99)
Balance, end of period	$387,487	$355,497	$304,779
(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,447,468 at December 31, 2013.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of December 31, 2013, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on such criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 27, 2014

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial statement schedule is included herein at pages 101 and 102.
Schedule III – Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 109 through 116 of this report, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2014	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 27, 2014	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Director and Chairman of the Board (principal executive officer)

	By:	/S/ DIANE M. MOREFIELD
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/S/ STEPHEN M. BRIGGS
Stephen M. Briggs Senior Vice President, Chief Accounting Officer (principal accounting officer)

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ KENNETH FISHER
Kenneth Fisher Director

	By:	/S/ JAMES A. JEFFS
James A. Jeffs Director

	By:	/S/ RICHARD D. KINCAID
Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Director

	By:	/S/ EUGENE F. REILLY
Eugene F. Reilly Director

	By:	/S/ SHELI Z. ROSENBERG
Sheli Z. Rosenberg Director

Exhibit Index

Exhibit No.	Description of Exhibit

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

4.5
Amendment No. 3 to the Rights Agreement, dated as of May 30, 2013, by and between the Company and Computershare Shareowner Services LLC (f/k/a Mellon Investor Services LLC), amending the Rights Agreement, dated as of November 14, 2008, as amended on November 24, 2009 and November 12, 2012 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 31, 2013 and incorporated herein by reference).

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

+	10.20
Amended and Restated Employment Agreement by and between Laurence S. Geller and the Company, dated August 27, 2009 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.21
Amendment No. 1 to Employment Agreement, entered into as of September 27, 2012, by and between Laurence S. Geller and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 28, 2012 and incorporated herein by reference).

+	10.22
Separation Agreement, dated as of November 2, 2012, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 5, 2012 and incorporated herein by reference).

+	10.23
Offer Letter, dated as of March 9, 2010, by and between Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company's Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+	10.24
Employment Agreement, dated as of November 19, 2012, by and between Raymond L. Gellein, Jr. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-32223), filed with the SEC on November 20, 2012 and incorporated herein by reference).

+	10.25
Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 18, 2008 and incorporated herein by reference).

+	10.26
Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.27
Strategic Hotels & Resorts, Inc. Unit Agreement under Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.28
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

+	10.30
Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for Laurence S. Geller (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.31
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

+	10.32
Amendment to Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 7, 2012 and incorporated herein by reference).

+	10.33
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

10.36
Facility Agreement, dated August 31, 2006, by and among Grosvenor Square Hotel S.a.r.l., and Lomar Hotel Company Limited, Barclay's Bank PLC and Barclay's Capital Mortgage Servicing Limited (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2006 and incorporated herein by reference).

10.37
Amendment and Restatement Agreement, dated August 7, 2013, by and among Banian Finance S.a.r.l., Lomar Hotel Company Limited and Barclays Bank PLC (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 incorporated herein by reference).

10.38
Limited Liability Company Agreement of FMT Scottsdale Holdings, LLC, dated as of June 9, 2011, made by and between Walton Scottsdale Investors VI, LLC and SHR Scottsdale Investor, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.39
Purchase and Sale Agreement by and among SHR Scottsdale, L.L.C., DTRS Scottsdale, L.L.C., SHR Scottsdale Z, L.L.C., FMT Scottsdale Owner, LLC and Walton/SHR FPH, LLC, dated June 9, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on June 10, 2011 and incorporated herein by reference).

10.40
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

*	10.42
Second Amendment to Restructuring Agreement, entered into effective as of December 20, 2013, by and among U.S. Bank National Association, as Trustee, as successor in interest to interest to Bank of America, National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, FMT Scottsdale Owner, LLC, Walton/SHR FPH, LLC and certain guarantor parties thereto.

10.43
Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.44
Letter Agreement, dated August 20, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 24, 2012 and incorporated herein by reference).

10.45
Mortgage Loan Application, dated September 12, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 17, 2012 and incorporated herein by reference).

10.46
Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.47
Floating Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.48
Fixed Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.49
Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.50
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

10.54
First Modification of Deed of Trust, Security Agreement and Fixture Filing, Promissory Note and Other Loan Documents, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.55
First Modification of Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.56
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

10.58
First Modification of Mortgage, Security Agreement and Fixture Filing, Promissory Note and Other Loan Documents, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.59
First Modification of Subordinate Mortgage, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.60
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

10.62
First Amendment to Guaranty, dated as of September 9, 2013, by and between Strategic Hotel Funding, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.63
First Amendment to Guaranty, dated as of September 9, 2013, by and between Strategic Hotel Funding, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.64
Affiliated Guaranty, dated May 5, 2010, by SHC Columbus Drive, LLC in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.65
Affiliated Guaranty, dated May 5, 2010, by SHR St. Francis, L.L.C. in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 6, 2010 and incorporated herein by reference).

10.66
First Amendment to Affiliated Guaranty, dated as of September 9, 2013, by and between SHR St. Francis, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.67
First Amendment to Affiliated Guaranty, dated as of September 9, 2013, by and between SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.68
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

10.69
Loan Agreement, dated as of July 28, 2011, by and among SHC Michigan Avenue, LLC, New DTRS Michigan Avenue, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.70
Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.71
Amended and Restated Loan and Security Agreement, dated as of July 20, 2011, by and among SHC Washington, L.L.C., Deutsche Bank Trust Company Americas, the lenders from time to time party thereto and Deutsche Bank Securities Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.72
Amended, Restated and Consolidated Note, dated as of July 20, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 25, 2011 and incorporated herein by reference).

10.73
Loan Agreement, dated as of July 14, 2011, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C., the lenders signatories thereto, Wells Fargo Bank, National Association, and Wells Fargo Securities, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.74
Secured Promissory Note, dated as of July 14, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 15, 2011 and incorporated herein by reference).

10.75
Loan Agreement, dated as of July 6, 2011, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and Aareal Capital Corporation (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.76
Promissory Note, made as of July 6, 2011, in favor of Aareal Capital Corporation (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 4, 2011 and incorporated herein by reference).

10.77
Credit Agreement, dated as of June 30, 2011, among Strategic Hotel Funding, L.L.C., Deutsche Bank Trust Company Americas, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 7, 2011 and incorporated herein by reference).

10.78
Purchase and Sale Agreement, dated August 13, 2012, between DIG EH Hotel LLC and SHR Essex House LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 17, 2012 and incorporated herein by reference).

10.79
First Amendment to Purchase and Sale Agreement, dated September 7, 2012, by and among DIG EH Hotel LLC, SHR Essex House, LLC and SHR Essex House Condominiums, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2012 and incorporated herein by reference).

10.80
Limited Liability Company Agreement of SHR Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Holdings Trust and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.81
Limited Liability Company Agreement of SHR Essex House Condominiums Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Condo Investment, LLC and SHC DTRS, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.82
Limited Liability Company Agreement of DTRS Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH TRS, LLC and SHC DTRS, Inc. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.83
Loan Agreement, dated as of September 14, 2012, by and among SHR Essex House, LLC, SHR Essex House Condominiums, LLC, DTRS Essex House, LLC, Bank of America, N.A. and various other financial institutions party thereto (filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.84
Mezzanine B Loan Agreement, dated as of March 8, 2013, between BSK Mezz 2, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.85
Mezzanine A Loan Agreement, dated as of March 8, 2013, between BSK Mezz 1, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.86
Loan Agreement, dated as of March 8, 2013, between BSK del Partners, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference)

*	10.87
Purchase and Sale Agreement, dated as of December 12, 2013, by and among SHC Mexico Holdings, L.L.C., SHC Holdings, L.L.C., SBA Villas, LLC and Santa Barbara US, L.P., as sellers, and Mt. Joya Holdings, LLC and Mt. Joya Operations, LLC as buyer.

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

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to the Consolidated Financial Statements that have been detail tagged.