Form 10-K/A
period 2013-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2014-03-12
CIK 1057436

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

EXPLANATORY NOTE

Strategic Hotels & Resorts, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the "SEC") on February 27, 2014 (the “Initial Form 10-K”), to include the financial statements of BSK Del Partner, L.P. (the "Partnership") and FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (the "Borrower"), unconsolidated affiliates of the Company which met the conditions of a significant subsidiary pursuant to Rule 3-09(a) and Rule 1-02(w) of Regulation S-X, which financial statements were not available at the time of filing the Initial Form 10-K. This Amendment No. 1 to the Initial Form 10-K is being filed solely to include the separate financial statements of the Partnership and the Borrower as provided in Exhibit 99.1 and Exhibit 99.2, respectively, attached hereto.

Item 15 is the only portion of the Initial Form 10-K being supplemented or amended by this Amendment No. 1 to the Initial Form 10-K. Except as described above, this Amendment No. 1 to the Initial Form 10-K does not amend, update or change the financial statements or any other items or disclosures contained in the Initial Form 10-K and does not otherwise reflect events occurring after the original filing date of the Initial Form 10-K. Accordingly, this Amendment No. 1 to the Initial Form 10-K should be read in conjunction with the Initial Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Initial Form 10-K.
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
The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 3 through 11 of this report, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2014	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

**	10.42
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

**	10.87
Purchase and Sale Agreement, dated as of December 12, 2013, by and among SHC Mexico Holdings, L.L.C., SHC Holdings, L.L.C., SBA Villas, LLC and Santa Barbara US, L.P., as sellers, and Mt. Joya Holdings, LLC and Mt. Joya Operations, LLC as buyer.

**	14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

**	21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

**	23.1	Consent of Deloitte & Touche LLP.

*	23.2	Consent of Deloitte & Touche LLP.

*	23.3	Consent of Deloitte & Touche LLP.

**	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.3	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.4	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	32.3	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++	32.4	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Consolidated financial statements of BSK Del Partner, L.P.

*	99.2	Combined financial statements of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C.

	101.INS	XBRL Instance Document **

	101.SCH	XBRL Taxonomy Extension Schema Document **

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

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