Form 10-Q
period 2014-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2014-05-08
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 7, 2014 was 205,857,726.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2014	December 31, 2013
Assets
Investment in hotel properties, net*	$2,033,812	$1,795,338
Goodwill	38,128	38,128
Intangible assets, net of accumulated amortization of $6,158 and $11,753*	3,877	29,502
Assets held for sale	—	135,901
Investment in unconsolidated affiliates	76,779	104,973
Cash and cash equivalents*	166,892	73,655
Restricted cash and cash equivalents*	81,698	75,916
Accounts receivable, net of allowance for doubtful accounts of $486 and $606*	52,691	39,660
Deferred financing costs, net of accumulated amortization of $11,539 and $12,354*	6,800	8,478
Prepaid expenses and other assets*	32,572	35,600
Total assets	$2,493,249	$2,337,151
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable, net of discount*	$1,161,263	$1,163,696
Bank credit facility	30,000	110,000
Liabilities of assets held for sale	—	17,027
Accounts payable and accrued expenses*	203,699	189,889
Preferred stock redemption liability	103,704	—
Distributions payable	2,277	—
Deferred tax liabilities	45,957	46,137
Total liabilities	1,546,900	1,526,749
Commitments and contingencies (see note 13)
Noncontrolling interests in SHR’s operating partnership	8,124	7,534
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $103,704 in the aggregate)	—	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,693 in the aggregate)	92,489	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 205,792,726 and 205,582,838 shares of common stock issued and outstanding)	2,058	2,056
Additional paid-in capital	1,696,148	1,705,306
Accumulated deficit	(1,007,970)	(1,234,952)
Accumulated other comprehensive loss	(22,328)	(41,445)
Total SHR’s shareholders’ equity	847,461	710,513
Noncontrolling interests in consolidated affiliates	90,764	92,355
Total equity	938,225	802,868
Total liabilities, noncontrolling interests and equity	$2,493,249	$2,337,151
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	March 31, 2014	December 31, 2013
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$340,650	$340,136
Cash and cash equivalents	5,953	6,214
Restricted cash and cash equivalents	18,924	14,843
Accounts receivable, net of allowance for doubtful accounts of $37 and $91	4,375	4,520
Deferred financing costs, net of accumulated amortization of $2,233 and $1,871	2,167	2,529
Prepaid expenses and other assets	7,326	8,922
Mortgages and other debt payable	185,826	185,826
Accounts payable and accrued expenses	12,735	9,371
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rooms	$103,100	$98,264
Food and beverage	70,017	62,057
Other hotel operating revenue	20,239	19,659
Lease revenue	1,299	1,200
Total revenues	194,655	181,180
Operating Costs and Expenses:
Rooms	33,707	31,763
Food and beverage	54,603	51,550
Other departmental expenses	53,579	51,181
Management fees	5,778	5,010
Other hotel expenses	15,678	14,889
Lease expense	1,258	1,176
Depreciation and amortization	22,205	24,908
Corporate expenses	7,193	5,763
Total operating costs and expenses	194,001	186,240
Operating income (loss)	654	(5,060)
Interest expense	(18,274)	(19,663)
Interest income	27	10
Equity in earnings of unconsolidated affiliates	4,445	1,345
Foreign currency exchange gain (loss)	2	(86)
Gain on consolidation of affiliate	78,117	—
Other income, net	423	132
Income (loss) before income taxes and discontinued operations	65,394	(23,322)
Income tax expense	(39)	(13)
Income (loss) from continuing operations	65,355	(23,335)
Income from discontinued operations, net of tax	158,435	1,989
Net Income (Loss)	223,790	(21,346)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(849)	87
Net loss attributable to the noncontrolling interests in consolidated affiliates	4,041	3,852
Net Income (Loss) Attributable to SHR	226,982	(17,407)
Preferred shareholder dividends	(9,824)	(6,041)
Net Income (Loss) Attributable to SHR Common Shareholders	$217,158	$(23,448)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$69,155	$(19,396)
Income from discontinued operations	157,827	1,989
Net income (loss)	$226,982	$(17,407)
Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.29	$(0.12)
Income from discontinued operations attributable to SHR common shareholders	0.76	0.01
Net income (loss) attributable to SHR common shareholders	$1.05	$(0.11)
Weighted average shares of common stock outstanding	206,983	206,981
Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.25	$(0.13)
Income from discontinued operations attributable to SHR common shareholders	0.72	0.01
Net income (loss) attributable to SHR common shareholders	$0.97	$(0.12)
Weighted average shares of common stock outstanding	219,368	218,710
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$223,790	$(21,346)
Other comprehensive income:
Gain on currency translation adjustments	18,784	774
Gain on derivatives and other activity	333	4,989
Other comprehensive income	19,117	5,763
Comprehensive Income (Loss)	242,907	(15,583)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(922)	63
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	4,041	3,852
Comprehensive Income (Loss) Attributable to SHR	$246,026	$(11,668)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income (loss)	$223,790	$(21,346)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities (including discontinued operations):
Deferred income tax expense	545	507
Depreciation and amortization	23,480	27,218
Amortization of deferred financing and interest rate swap costs	1,966	3,363
Loss on early extinguishment of debt	272	—
Equity in earnings of unconsolidated affiliates	(4,445)	(1,345)
Share-based compensation	1,458	1,115
Gain on consolidation of affiliate	(78,117)	—
Gain on sale of assets, net of tax	(155,825)	—
Income tax on sale of assets	(20,451)	—
Foreign currency exchange gain	(34)	(240)
Recognition of deferred gains	(53)	(51)
Mark to market of derivative financial instruments	(2,270)	(2,987)
Increase in accounts receivable	(4,656)	(9,001)
(Increase) decrease in other assets	(465)	894
(Decrease) increase in accounts payable and accrued expenses	(1,143)	2,378
Net cash (used in) provided by operating activities	(15,948)	505
Investing Activities:
Acquisition of hotel investment	(90,616)	—
Proceeds from sale of assets	411,503	—
Cash received from unconsolidated affiliates	2,221	16,996
Unrestricted cash sold	(15,634)	—
Unrestricted cash acquired	8,746	—
Capital expenditures	(20,926)	(21,703)
Decrease (increase) in restricted cash and cash equivalents	5,000	(4,993)
Net cash provided by (used in) investing activities	300,294	(9,700)
Financing Activities:
Preferred stock redemption costs	(57)	—
Borrowings under bank credit facility	30,000	22,000
Payments on bank credit facility	(110,000)	(12,000)
Payments on mortgages and other debt	(117,697)	(4,351)
Contributions from holders of noncontrolling interests in consolidated affiliates	2,450	3,140
Distributions to preferred shareholders	(3,838)	—
Other financing activities	(989)	(722)
Net cash (used in) provided by financing activities	(200,131)	8,067
Effect of exchange rate changes on cash	119	(419)
Net change in cash and cash equivalents	84,334	(1,547)
Change in cash of assets held for sale	8,903	—
Cash and cash equivalents, beginning of period	73,655	80,074
Cash and cash equivalents, end of period	$166,892	$78,527
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assumption of mortgage loan - hotel investment acquisition (see note 3)	$114,507	$—
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(2,328)	$(3,049)
Preferred stock redemption accrual (see note 9)	$103,704	$—
Distributions declared and payable to preferred shareholders (see note 9)	$2,277	$6,041
Decrease in capital expenditures recorded as liabilities	$(392)	$(520)
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$20,119	$21,565
Income taxes, net of refunds	$20,956	$(27)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2014, the Company’s portfolio included 16 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of March 31, 2014. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of March 31, 2014, SH Funding owned interests in or leased the following 16 hotels:

1. Fairmont Chicago	9. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	10. JW Marriott Essex House Hotel (d)
3. Four Seasons Jackson Hole	11. Loews Santa Monica Beach Hotel
4. Four Seasons Silicon Valley	12. Marriott Hamburg (e)
5. Four Seasons Washington, D.C.	13. Marriott Lincolnshire Resort (f)
6. Hotel del Coronado (b)	14. Ritz-Carlton Half Moon Bay
7. Hyatt Regency La Jolla (c)	15. Ritz-Carlton Laguna Niguel
8. InterContinental Chicago	16. Westin St. Francis

(a)
This property was previously owned by an unconsolidated affiliate in which the Company held an interest (see note 6). On March 31, 2014, the Company acquired the remaining ownership interest and now consolidates this property (see note 3). One land parcel at this property is subject to a ground lease arrangement.

(b)	This property is owned by an unconsolidated affiliate in which the Company indirectly holds an interest (see note 6).

(c)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 2).

(d)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 2 and 5).

(e)	The Company has a leasehold interest in this property.

(f)	This property is subject to a ground lease arrangement.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s annual report on Form 10-K for the year ended December 31, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At March 31, 2014, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At March 31, 2014, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2014, SH Funding owned interests in the Hotel del Coronado (Hotel del Coronado Venture), the Four Seasons Residence Club Punta Mita (RCPM), and the Lot H5 Venture (see note 6), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At March 31, 2014 and December 31, 2013, restricted cash and cash equivalents included $34,533,000 and $38,629,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At March 31, 2014 and December 31, 2013, restricted cash and cash equivalents also included reserves of $47,165,000 and $37,287,000, respectively, required by loan and other agreements.
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
For the three months ended March 31, 2014 and 2013, income tax expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Current tax expense - United States	$(219)	$(13)
Deferred tax benefit - United States	180	—
Total income tax expense	$(39)	$(13)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Per Share Data:
The Company uses the two-class method to calculate per share data for common stock and participating securities. Under the two-class method, net earnings are allocated to common stock and participating securities as if all of the net earnings for the period had been distributed. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing per share data pursuant to the two-class method. The Company's restricted stock units (RSUs) are considered participating securities because they contain non-forfeitable rights to dividend equivalents. To the extent the Company has undistributed earnings, it will follow the two-class method of computing per share data.
Basic income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, options to purchase shares of SHR common stock (Options), and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$69,155	$(19,396)
Preferred shareholder dividends	(6,115)	(6,041)
Preferred stock redemption(a)	(3,709)	—
Undistributed earnings allocated to participating securities - basic	(695)	—
Income (loss) from continuing operations attributable to SHR common shareholders - basic	58,636	(25,437)
Discontinued operations attributable to SHR	157,827	1,989
Net income (loss) attributable to SHR common shareholders - basic	$216,463	$(23,448)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR common shareholders - basic	$58,636	$(25,437)
Undistributed earnings allocated to participating securities - basic	695	—
Undistributed earnings allocated to participating securities - diluted	(647)	—
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	(3,131)	(3,524)
Income (loss) from continuing operations attributable to SHR common shareholders - diluted	55,553	(28,961)
Discontinued operations attributable to SHR	157,827	1,989
Net income (loss) attributable to SHR common shareholders - diluted	$213,380	$(26,972)

Denominator:
Weighted average shares of common stock – basic (b)	206,983	206,981
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 5)	10,087	11,729
Performance-based RSUs	2,298	—
Weighted average shares of common stock – diluted	219,368	218,710
(a) In March 2014, SHR publicly announced its intention to redeem all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) on April 3, 2014 (see note 9). SHR became obligated to redeem the Series A Preferred Stock at the time it made the announcement and reclassified the Series A Preferred Stock from equity to a preferred stock redemption liability on the condensed consolidated balance sheet and recorded the balance at fair value. For purposes of calculating per share amounts for the three months ended March 31, 2014, the difference

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

between the fair value of the preferred stock redemption liability of $103,704,000 and the carrying amount of the shares of the Series A Preferred Stock redeemed of $99,995,000 is an adjustment to net income attributable to SHR common shareholders. The full impact of the Series A Preferred Stock redemption on the calculation of net income attributable to SHR common shareholder was reflected in the first quarter of 2014.
(b) Includes RSUs and stock units payable under a previous deferral program of 1,302 and 2,579 at March 31, 2014 and 2013, respectively, that have vested but have not yet been issued to shares of common stock.
Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of March 31, 2014 and 2013 are as follows (in thousands):

	Computation For Three Months Ended March 31,
	2014	2013
Noncontrolling interests in SHR's operating partnership	797	853
RSUs, performance-based RSUs, and Options	658	3,214
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from mark to market of certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(200)	(111)	(311)
Amounts reclassified from accumulated OCL	533	18,895	19,428
Net other comprehensive income	333	18,784	19,117
Balance at March 31, 2014	$(20,283)	$(2,045)	$(22,328)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive (loss) income before reclassifications	(256)	774	518
Amounts reclassified from accumulated OCL	5,245	—	5,245
Net other comprehensive income	4,989	774	5,763
Balance at March 31, 2013	$(33,465)	$(19,643)	$(53,108)

The reclassifications out of accumulated OCL for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
Details about Accumulated OCL Components	2014	2013	Statement of Operations Line Item
Activity related to cash flow hedges	$533	$5,245	Interest expense
Activity related to CTA	$18,895	$—	Income from discontinued operations, net of tax
New Accounting Guidance:
In April 2014, the Financial Accounting Standards Board issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.
3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of March 31, 2014 and December 31, 2013, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale at December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Land	$584,959	$557,641
Leasehold interest	11,633	11,633
Buildings	1,488,129	1,344,524
Building and leasehold improvements	106,237	106,031
Site improvements	45,538	29,209
Furniture, fixtures and equipment	501,146	486,730
Improvements in progress	14,742	20,542
Total investment in hotel properties	2,752,384	2,556,310
Less accumulated depreciation	(718,572)	(760,972)
Total investment in hotel properties, net	$2,033,812	$1,795,338
Consolidated hotel properties	14	14
Acquisition of the Fairmont Scottsdale Princess Hotel
On March 31, 2014, the Company entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby the Company agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) (see note 6) for a cash payment of $90,616,000 and the assumption of the entire $117,000,000 mortgage loan outstanding. As part of the agreement, Walton Street transferred its interests in the Fairmont Scottsdale Princess Venture to the Company and withdrew as a member of the Fairmont Scottsdale Princess Venture. Effective as of the closing of the transaction on March 31, 2014, the Company owns 100.0% of the Fairmont Scottsdale Princess Venture.
The acquisition of the remaining interest in the Fairmont Scottsdale Princess Venture is consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. The Company incurred acquisition costs of $74,000 for the three months ended March 31, 2014, that are included in gain on consolidation of affiliate on the condensed consolidated statements of operations.
The acquisition of the remaining interest in the Fairmont Scottsdale Princess Venture was accounted for under the provisions of business combination guidance, and 100.0% of the Fairmont Scottsdale Princess Venture's assets and liabilities were consolidated in the condensed consolidated balance sheet at the acquisition-date fair values and the results of operations were consolidated in the condensed consolidated statement of operations from the date of purchase. The Company determined that the fair value of its preexisting equity interest in the Fairmont Scottsdale Princess Venture was $107,853,000, which included a preferred return to the Company, and recorded the difference between the carrying value and fair value of $78,117,000 as a gain on the consolidation of affiliate in the condensed consolidated statement of operations for the three months ended March 31, 2014. The fair value of the preexisting equity interest was determined based on an agreed upon value between the Company and a third party, both market participants, which the Company considered to be a value determined in an orderly transaction in the principal market.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the acquisition closing on the last day of the reporting period ended March 31, 2014, the allocation of the fair value of the Fairmont Scottsdale Princess Venture's assets and liabilities is preliminary, pending potential allocation adjustments, and is based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition date of March 31, 2014. The final allocation of the fair value may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocation as soon as possible, but no later than one year from the acquisition date. The preliminary allocation of the total fair value of the acquisition is as follows (in thousands):

Land	$27,318
Buildings	217,973
Site improvements	16,389
Furniture, fixtures and equipment	41,382
Intangible assets	3,347
Below market debt discount	2,493
Net working capital	6,568
Total fair value allocated	$315,470
There was no impact to revenues and net income attributable to SHR common shareholders from the acquisition date of the Fairmont Scottsdale Princess Venture for the three months ended March 31, 2014 because the transaction closed on the last day of the reporting period.
On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the three months ended March 31, 2014 and 2013 are as follows as if this acquisition had occurred on January 1, 2013 (in thousands):

	For the three months Ended March 31,
	2014	2013
Total revenue	$229,661	$212,136
Net income	$149,779	$58,912
Preferred shareholder dividends and redemption	$(9,824)	$(6,041)
Net income attributable to SHR common shareholders	$143,428	$56,481
Net income attributable to SHR common shareholders per share:
Basic	$0.69	$0.27
Diluted	$0.65	$0.24
4. DISCONTINUED OPERATIONS
During the three months ended March 31, 2014, the Company sold the following hotels:

Hotel	Location	Date Sold	Sales Proceeds		Gain on sale
Four Seasons Punta Mita Resort and La Solana land parcel	Punta Mita, Mexico	February 28, 2014	$203,197,000		$63,001,000
Marriott London Grosvenor Square	London, England	March 31, 2014	$208,306,000	(a)	$92,824,000

(a) There was an outstanding balance of £67,301,000 ($112,150,000) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing (see note 8). The net proceeds received by the Company were $96,156,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of hotels sold or assets held for sale are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Hotel operating revenues	$17,767	$20,287
Operating costs and expenses	11,485	13,722
Depreciation and amortization	1,275	2,310
Total operating costs and expenses	12,760	16,032
Operating income	5,007	4,255
Interest expense	(1,326)	(1,823)
Interest income	2	2
Loss on early extinguishment of debt	(272)	—
Foreign currency exchange gain	32	326
Income tax expense	(833)	(771)
Gain on sale, net of tax	155,825	—
Income from discontinued operations	$158,435	$1,989
5. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company formed a joint venture (the Essex House Hotel Venture) with affiliates of KSL Capital Partners, LLC (KSL) to acquire, own, manage, and operate the JW Marriott Essex House Hotel. The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled by the Company and KSL; however, it is considered a variable interest entity because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture are included in the accompanying condensed consolidated financial statements.

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the three months ended March 31, 2014, the Company and KSL provided additional contributions of $2,550,000 and $2,450,000, respectively, to the Essex House Hotel Venture for property improvements. For the three months ended March 31, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of March 31, 2014 and December 31, 2013 includes the following (in thousands):

	March 31, 2014	December 31, 2013
Fairmont Scottsdale Princess Venture	$—	$26,816
Hotel del Coronado Venture	53,815	54,902
RCPM	3,564	3,855
Lot H5 Venture	19,400	19,400
Total investment in unconsolidated affiliates	$76,779	$104,973
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had 50% ownership interests in the entities that own the Fairmont Scottsdale Princess hotel, the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of $228,000 and $185,000 for the three months ended March 31, 2014 and 2013, respectively, which are included in other income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company was entitled to certain promote payments after Walton Street achieved a specified return.
On March 31, 2014, the Company acquired Walton Street's 50.0% interest in the Fairmont Scottsdale Princess Venture. The Company now owns 100.0% of the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
The Company has a 36.4% ownership interest in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (Hotel del Coronado Venture). An affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), an unaffiliated third party, has a 63.6% ownership interest in the Hotel del Coronado Venture and is the general partner. The Company acts as asset manager and is entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company can also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $209,000 and $187,000 for the three months ended March 31, 2014 and 2013, respectively, which are included in other income, net on the condensed consolidated statements of operations.
In March 2013, the Hotel del Coronado Venture entered into $475,000,000 of mortgage and mezzanine loans that have an initial two-year term with three, one-year extension options, subject to certain conditions. Interest is payable monthly at an annual blended interest rate of LIBOR plus 3.65%. Additionally, the Hotel del Coronado Venture purchased a two-year, 3.0% LIBOR cap, which was required by the loans.
During the three months ended March 31, 2014 and 2013, the Company received distributions of $691,000 and $16,623,000, respectively, from the Hotel del Coronado Venture, which included the distribution of excess proceeds from the refinanced mortgage and mezzanine loans in 2013.
RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $18,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively, and are included in other income, net in the condensed consolidated statements of operations.

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
Condensed Combined Financial Information of Investment in Unconsolidated Affiliates:
The following is summarized financial information for the Company’s unconsolidated affiliates as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013 (in thousands):

	March 31, 2014	December 31, 2013
Assets
Investment in hotel properties, net	$532,991	$715,422
Intangible assets, net	42,388	42,388
Cash and cash equivalents	18,244	22,029
Restricted cash and cash equivalents	8,594	14,156
Prepaid expenses and other assets	23,999	30,180
Total assets	$626,216	$824,175
Liabilities and Partners’ Equity
Mortgage and other debt payable	$475,000	$592,000
Other liabilities	28,801	47,943
Partners’ equity	122,415	184,232
Total liabilities and partners’ equity	$626,216	$824,175

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31,
	2014	2013
Revenues
Hotel operating revenue	$69,048	$61,286
Residential sales	470	1,384
Total revenues	69,518	62,670
Expenses
Hotel operating expenses	46,298	43,843
Residential costs of sales	699	887
Depreciation and amortization	8,475	8,810
Other operating expenses	1,203	939
Total operating expenses	56,675	54,479
Operating income	12,843	8,191
Interest expense, net	(5,563)	(7,354)
Other income (expenses), net	338	(36)
Net income	$7,618	$801
Equity in earnings in unconsolidated affiliates
Net income	$7,618	$801
Partners’ share of (income) loss of unconsolidated affiliates	(3,566)	195
Adjustments for basis differences, taxes and intercompany eliminations	393	349
Total equity in earnings of unconsolidated affiliates	$4,445	$1,345
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings of the unconsolidated affiliates.
7. OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $53,000 and $51,000 of the deferred gain for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $3,337,000 and $3,385,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,830,000 (adjusting by an index formula) ($5,274,000 based on the foreign exchange rate as of March 31, 2014) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at March 31, 2014 and December 31, 2013 was $2,616,000 and $2,611,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
Lease payments related to office space are included in corporate expenses on the condensed consolidated statements of operations and lease payments related to hotel ground leases are included in other hotel expenses on the condensed consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INDEBTEDNESS
Mortgages and Other Debt Payable, Net of Discount:
Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.
Mortgages and other debt payable, net of discount, at March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a)	Maturity	March 31, 2014	December 31, 2013
Four Seasons Washington, D.C.(b)	3.15%	July 2014	$130,000	$130,000
Marriott London Grosvenor Square(c)	—	—	—	115,958
Fairmont Scottsdale Princess(d)	0.36%	April 2015	117,000	—
Loews Santa Monica Beach Hotel(b)	3.85%	July 2015	108,500	109,000
JW Marriott Essex House Hotel(b)	4.00%	September 2015	185,826	185,826
InterContinental Miami(b)	3.50%	July 2016	85,000	85,000
Fairmont Chicago	Fixed	June 2017	93,124	93,124
Westin St. Francis	Fixed	June 2017	209,588	209,588
Hyatt Regency La Jolla(e)	4.00%/Fixed	December 2017	89,306	89,312
InterContinental Chicago	Fixed	August 2021	143,943	144,419
Total mortgages payable(f)			1,162,287	1,162,227
Unamortized discount(d)			(2,493)	—
Total mortgages payable, net of discount			1,159,794	1,162,227
Other debt(g)	Fixed	January 2015	1,469	1,469
Total mortgages and other debt payable, net of discount			$1,161,263	$1,163,696

(a)
Interest on mortgage loans is paid monthly at the applicable spread over LIBOR (0.15% at March 31, 2014) for all variable-rate mortgage loans except for those secured by the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (e) below). Interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

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

(c)	The Company sold this hotel on March 31, 2014 and the outstanding mortgage loan balance was repaid at closing (see note 4).

(d)
On March 31, 2014, the Company acquired the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture, increasing its equity ownership to 100.0%. In connection with the acquisition, the Company consolidated the Fairmont Scottsdale Princess Venture and assumed the mortgage loan secured by the Fairmont Scottsdale Princess hotel (see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount of $2,493,000.

(e)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,306,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(f)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g)
A consolidated affiliate of the Company that owns a condominium-hotel development adjacent to the Hotel del Coronado (North Beach Venture) assumed the mortgage loan on a hotel-condominium unit, which accrues interest at an annual fixed rate of 5.00% and is secured by the hotel-condominium unit. The hotel-condominium unit, with a carrying value of $1,594,000, is included in prepaid expenses and other assets on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

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
The interest rate at March 31, 2014 was 3.15% and the weighted average interest rate for the three months ended March 31, 2014 was 3.14%. At March 31, 2014, maximum availability under the bank credit facility was $300,000,000 and there was $30,000,000 of borrowings outstanding under the bank credit facility and outstanding letters of credit of $9,374,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2014. On April 25, 2014, the Company entered into a new $300,000,000 secured bank credit facility, which replaced the previous secured bank credit facility (see note 17).
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of March 31, 2014 for all mortgages and other debt payable and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2014 (remainder)	$3,279
2015	154,498
2016	139,783
2017	577,037
2018	185,015
Thereafter	134,144
1,193,756
Unamortized discount	(2,493)
Total	$1,191,263
Interest Expense:
Interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $228,000 and $261,000 for the three months ended March 31, 2014 and 2013, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,407,000 and $1,275,000 for the three months ended March 31, 2014 and 2013, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2013 (excluding 797,238 units of SH Funding (OP Units) outstanding at March 31, 2014 and December 31, 2013, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2013	205,583
RSUs redeemed for shares of SHR common stock	210
Outstanding at March 31, 2014	205,793
As of March 31, 2014, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.
Preferred Stock:
SHR’s charter provides that it may issue up to 150,000,000 shares of preferred stock, $0.01 par value per share. SHR’s Series A Preferred Stock, 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock), and 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) have perpetual lives, and SHR may redeem them at $25.00 per share plus accrued distributions.
In March 2014, the Company publicly announced its intention to redeem all of the outstanding 4,148,141 shares of its Series A Preferred Stock on April 3, 2014. The Series A Preferred Stock are to be redeemed at a redemption price of $25.00 per share, or $103,704,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.54896 per share, or $2,277,000 in total. Following the redemption, dividends on the Series A Preferred Stock will cease to accrue.
The Company became obligated to redeem the Series A Preferred Stock and pay the declared dividends when it made its announcement in March 2014. Therefore, the Company reclassified the Series A Preferred Stock balance from equity to a preferred stock redemption liability and recorded the balance at fair value. The difference between the fair value of the Series A Preferred Stock and the carrying value is recorded in additional paid-in capital. In addition, the Company accrued dividends declared as of March 31, 2014.
Distributions
Distributions are declared quarterly to holders of shares of Series B Preferred Stock and Series C Preferred Stock. Dividends on the preferred stock are cumulative. SHR's board of directors declared quarterly distributions of $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the first quarter of 2014. The distributions were paid on March 31, 2014 to holders of record as of the close of business on March 14, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Net income (loss)	226,982	(4,041)	222,941	849
CTA	18,713	—	18,713	71
Derivatives and other activity	331	—	331	2
Share-based compensation	463	—	463	2
Preferred stock redemption	(103,760)	—	(103,760)	—
Declared distributions to preferred shareholders	(6,115)	—	(6,115)	—
Redemption value adjustment	308	—	308	(308)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450	2,450	—
Other	26	—	26	(26)
Balance at March 31, 2014	$847,461	$90,764	$938,225	$8,124

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for shares of common stock	2	—	2	—
Net loss	(17,407)	(3,852)	(21,259)	(87)
CTA	771	—	771	3
Derivatives and other activity	4,968	—	4,968	21
Share-based compensation	389	—	389	2
Declared distributions to preferred shareholders	(6,041)		(6,041)	—
Redemption value adjustment	(1,808)	—	(1,808)	1,808
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	87	—	87	(87)
Balance at March 31, 2013	$688,289	$89,645	$777,934	$7,123

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $8,124,000 (based on the March 31, 2014 SHR common stock closing price of $10.19) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45), respectively. As of March 31, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,123,000 (based on the March 28, 2013 SHR common stock closing price of $8.35) and $5,463,000 (based on the December 31, 2012 SHR common stock closing price of $6.40), respectively.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of March 31, 2014. As of March 31, 2014 and December 31, 2013, all derivative liabilities are categorized as Level 2.
The following disclosures relate to the derivative financial instruments that were in place as of March 31, 2014. The Company terminated all of its interest rate swap instruments on April 21, 2014 (see note 17).
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated OCL and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014 and 2013, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
Amounts reported in accumulated OCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $12,881,000 will be reclassified as an increase to interest expense, which does not give effect to the April 21, 2014 swap terminations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
At March 31, 2014 and December 31, 2013, the aggregate notional amount of the Company’s interest rate swaps designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s swaps have fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
Derivatives Not Designated as Hedging Instruments:
Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements and other identified risks but do not meet hedge accounting requirements. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate swaps	2	$200,000
Interest rate caps	5	$619,000
At March 31, 2014 and December 31, 2013, the aggregate notional amount of the Company’s interest rate swaps not designated as cash flow hedges was $200,000,000 and $200,000,000, respectively. The Company’s swaps have fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
At March 31, 2014 and December 31, 2013, the aggregate notional amount of the Company’s interest rate cap agreements was $619,000,000 and $502,000,000, respectively. The Company’s interest rate caps have LIBOR strike rates ranging from 2.50% to 4.26% and maturity dates ranging from July 2014 to November 2015.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2014	December 31, 2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$(17,664)	$(19,922)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$(5,635)	$(7,929)
Interest rate caps	Prepaid expenses and other assets	$17	$40

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of March 31, 2014 or December 31, 2013. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the three months ended March 31, 2014 and 2013 (in thousands):

Balance as of January 1, 2014	$(27,921)
Mark to market adjustments	4,622
Balance as of March 31, 2014	$(23,299)

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	6,120
Balance as of March 31, 2013	$(44,966)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(217)	$(107)
Effective portion of loss reclassified into interest expense - continuing operations	$(3,199)	$(4,009)
Effective portion of loss reclassified into interest expense - discontinued operations	$—	$(1,304)
Ineffective portion of loss recognized in interest expense - discontinued operations	$—	$(17)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(92)	$(65)
Interest rate caps:
Loss recognized in other income, net	$(23)	$(42)
Credit-risk-related Contingent Features:
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults and its indebtedness is accelerated or declared due or capable of being accelerated or declared due, then the Company could also be declared in default on its derivative obligations associated with the relevant indebtedness.
As of March 31, 2014, the termination value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24,282,000. As of March 31, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2014, it would have been required to settle its obligations under the agreements at their termination value of $24,282,000. The Company has not breached any of the provisions as of March 31, 2014.

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
RSUs and Performance-Based RSUs:
During the three months ended March 31, 2014, SHR granted 285,637 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will vest over three years.
In February 2014, SHR granted certain employees a target grant of 349,682 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 559,491 performance shares), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2014 through December 31, 2016.
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Company recorded compensation expense of $1,458,000 and $1,115,000 related to RSUs and performance share awards for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was unrecognized compensation expense of $4,515,000 related to nonvested RSUs and $5,932,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 2.22 years for nonvested RSUs and 2.18 years for performance share awards.
12. RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade Investment, L.L.C. (Cascade) for proceeds of $203,197,000 (see note 4). Cascade beneficially owned approximately 6.4% of the Company's common stock as of the closing date.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letters of Credit:
As of March 31, 2014, the Company provided a $75,000 letter of credit related to its office space lease, a $934,000 letter of credit in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel, and a $8,365,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of March 31, 2014, the Company’s obligations under these contracts amounted to approximately $940,000. The construction activities are expected to be completed in 2014.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of March 31, 2014, the Essex House Hotel Venture's obligation under this agreement is approximately $4,316,000. The improvements are to be completed by December 2014.
Other Required Renovations
Under the provisions of various lender agreements, the Company is required to fund capital expenditures for property improvements and renovations. As of March 31, 2014, the Company's obligation under these agreements is approximately $2,537,000. As of March 31, 2014, the Company has $4,812,000 included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders. The renovations are to be completed by December 2014.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2014 and December 31, 2013, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At March 31, 2014 and December 31, 2013, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,231,000,000 and $1,288,000,000, respectively.
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
15. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of March 31, 2014, the Company’s foreign operations and long-lived assets consisted of ownership interests in two Mexican unconsolidated affiliates and one leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2013) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$193,356	$179,980
Europe	1,299	1,200
Total	$194,655	$181,180

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2014	December 31, 2013
Long-lived Assets:
United States	$2,075,817	$1,771,291
Europe	—	91,677
Total	$2,075,817	$1,862,968
16. MANAGEMENT AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. As of March 31, 2014, the Essex House Hotel Venture had $5,106,000 recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to two hotels not owned by the Company. The Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended March 31, 2014 and 2013, respectively, under these agreements, which are included in other income, net in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
On April 25, 2014, the Company entered into a new $300,000,000 secured bank credit facility, which also includes a $100,000,000 accordion feature. This new facility replaced the $300,000,000 secured bank credit facility that had a maturity date of June 30, 2014, with the right to extend the maturity date for an additional one-year period with an extension fee, subject to certain conditions. The facility's interest rate is based upon a leverage-based pricing grid ranging from LIBOR plus 1.75% to LIBOR plus 2.50%. The facility expires on April 25, 2018, with a one-year extension available, subject to certain conditions.
On April 21, 2014, the Company paid $22,700,000 to terminate four interest rate swaps with a combined notional amount of $400,000,000.
On April 3, 2014, the Company redeemed all of the outstanding shares of its Series A Preferred Stock (see note 9).

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of March 31, 2014.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of March 31, 2014. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2014, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the first quarter of 2014, driven by improved demand in group business and increases in average room rates.
The first quarter of 2014 represented the sixteenth consecutive quarter of RevPAR growth and profit margin expansion for our total United States portfolio of 15 hotels, which includes our unconsolidated affiliates at the Hotel del Coronado and the Fairmont Scottsdale Princess hotel. We acquired the 50% remaining interest in the Fairmont Scottsdale Princess hotel that we did not own on March 31, 2014. For the quarter ended March 31, 2014, RevPAR for our total United States portfolio increased 6.3%, driven by a 5.1% increase in ADR and a 0.7 percentage point increase in occupancy, compared to the quarter ended March 31, 2013. Group occupied room nights increased 6.3%, which offset a 3.7% decrease in transient occupied room nights. Transient ADR increased 7.3% compared to the quarter ended March 31, 2013 and group ADR increased 2.8%.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total United States portfolio of hotels, definite group room nights for 2014 as of March 31, 2014 are up 5.3% compared to the same time last year and booked at 3.2% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
European Strategy
We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague hotel, our leasehold interest in the Paris Marriott hotel and the Marriott London Grosvenor Square hotel. With the closing of the sale of the Marriott London Grosvenor Square hotel on March 31, 2014, we have effectively completed our exit from Europe as our only remaining European asset is our leasehold interest in the Marriott Hamburg hotel. We continue to opportunistically explore options to exit this investment and still intend to be North American-centric with respect to any new acquisitions.
Factors Affecting Our Results of Operations
Acquisition of Interest in Consolidated Property. On March 31, 2014, we entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby we agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) for a cash payment of $90.6 million and the assumption of the entire $117.0 million mortgage loan outstanding. We now own 100% of the Fairmont Scottsdale Princess Venture.

Sale of Interests in Consolidated Properties. On March 31, 2014, we sold our interest in the Marriott London Grosvenor Square hotel for proceeds of $208.3 million. There was an outstanding balance of £67.3 million ($112.2 million) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. We received net proceeds of $96.2 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of $203.2 million. The results of operations for this property and the adjacent land parcel have been classified as discontinued operations for all periods presented.

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
Our Same Store Assets for purposes of the comparison of the three months ended March 31, 2014 and 2013 exclude the Fairmont Scottsdale Princess hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2014 and 2013 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2014	2013	2014	2013
Revenues:
Rooms	53.0%	54.2%	53.0%	54.2%
Food and beverage	36.0%	34.3%	36.0%	34.3%
Other hotel operating revenue	10.4%	10.8%	10.4%	10.8%
Lease revenue	0.6%	0.7%	0.6%	0.7%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the three months ended March 31, 2014 and 2013, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Fairmont Scottsdale Princess hotel for the three months ended March 31, 2014 and 2013. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 59.2% and 62.0% of the rooms sold during the three months ended March 31, 2014 and 2013, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 40.8% and 38.0% of the rooms sold during the three months ended March 31, 2014 and 2013, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2013 and the first quarter of 2014, demand at our hotels increased, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2014 and 2013 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2014	2013	2014	2013
Hotel Operating Expenses:
Rooms	20.6%	20.6%	20.6%	20.6%
Food and beverage	33.4%	33.5%	33.4%	33.5%
Other departmental expenses	32.8%	33.1%	32.8%	33.2%
Management fees	3.6%	3.2%	3.6%	3.2%
Other hotel expenses	9.6%	9.6%	9.6%	9.5%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 52.1% and 52.8% of the Total Portfolio total hotel operating expenses for the three months ended March 31, 2014 and 2013, respectively.
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
Bank Credit Facility. On April 25, 2014, we entered into a new $300.0 million secured, bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The facility's interest rate is based upon a leverage-based pricing grid ranging from LIBOR plus 175 basis points to LIBOR plus 250 basis points. The facility expires on April 25, 2018, with a one-year extension available, subject to certain conditions. See "—Liquidity and Capital Resources—Bank Credit Facility."
Interest Rate Swap Terminations. On April 21, 2014, we paid $22.7 million to terminate four interest rate swaps with a combined notional amount of $400.0 million.

Preferred Stock. On April 3, 2014, we redeemed all of the outstanding 4,181,141 shares of our Series A Preferred Stock. The Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of $106.0 million. From and after April 3, 2014, dividends with respect to the Series A Preferred Stock will cease to accrue.
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

Comparison of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013
Operating Results
The following table presents the operating results for the three months ended March 31, 2014 and 2013, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$103,100	$98,264	$4,836	4.9%	$103,100	$98,264	$4,836	4.9%
Food and beverage	70,017	62,057	7,960	12.8%	70,017	62,057	7,960	12.8%
Other hotel operating revenue	20,239	19,659	580	3.0%	20,238	19,656	582	3.0%
Lease revenue	1,299	1,200	99	8.3%	1,299	1,200	99	8.3%
Total revenues	194,655	181,180	13,475	7.4%	194,654	181,177	13,477	7.4%
Operating Costs and Expenses:
Hotel operating expenses	163,345	154,393	(8,952)	(5.8)%	163,295	154,073	(9,222)	(6.0)%
Lease expense	1,258	1,176	(82)	(7.0)%	1,258	1,176	(82)	(7.0)%
Depreciation and amortization	22,205	24,908	2,703	10.9%	22,082	24,777	2,695	10.9%
Corporate expenses	7,193	5,763	(1,430)	(24.8)%	—	—	—	—
Total operating costs and expenses	194,001	186,240	(7,761)	(4.2)%	186,635	180,026	(6,609)	(3.7)%
Operating income (loss)	654	(5,060)	5,714	112.9%	$8,019	$1,151	$6,868	596.7%
Interest expense, net	(18,247)	(19,653)	1,406	7.2%
Equity in earnings of unconsolidated affiliates	4,445	1,345	3,100	230.5%
Foreign currency exchange gain (loss)	2	(86)	88	102.3%
Gain on consolidation of affiliate	78,117	—	78,117	100.0%
Other income, net	423	132	291	220.5%
Income (loss) before income taxes and discontinued operations	65,394	(23,322)	88,716	380.4%
Income tax expense	(39)	(13)	(26)	(200.0)%
Income (loss) from continuing operations	65,355	(23,335)	88,690	380.1%
Income from discontinued operations, net of tax	158,435	1,989	156,446	7,865.6%
Net income (loss)	223,790	(21,346)	245,136	1,148.4%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(849)	87	(936)	(1,075.9)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	4,041	3,852	189	4.9%
Net income (loss) attributable to SHR	$226,982	$(17,407)	$244,389	1,404.0%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income (Loss):
Same Store Assets operating income					$8,019	$1,151	$6,868	596.7%
Corporate expenses					(7,193)	(5,763)	(1,430)	(24.8)%
Corporate depreciation and amortization					(123)	(131)	8	6.1%
Non-Same Store Assets operating loss					(49)	(317)	268	84.5%
Total Portfolio operating income (loss)					$654	$(5,060)	$5,714	112.9%
Operating Data (1):
Number of hotels	15	16			14	14
Number of rooms	7,105	6,866			6,456	6,456

(1)
Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates. The Fairmont Scottsdale Princess hotel is included in our Total Portfolio and excluded from our Same Store Assets. Since the hotel was acquired on March 31, 2014, the hotel's results of operations are included in equity in earnings of unconsolidated affiliates in the periods presented above.
Rooms. Our Same Store Assets and Total Portfolio contributed to a $4.8 million, or 4.9%, increase in rooms revenue for the three months ended March 31, 2014 from the three months ended March 31, 2013. The components of RevPAR from our Same Store Assets and Total Portfolio for the three months ended March 31, 2014 and 2013 are summarized as follows:

	Three Months Ended March 31,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	68.2%	67.4%	1.2%
ADR	$271.92	$261.04	4.2%
RevPAR	$185.40	$175.86	5.4%
The increase in RevPAR for the Same Store Assets and Total Portfolio resulted from a 4.2% increase in ADR and a 0.8 percentage-point increase in occupancy. Rooms revenue increased primarily due to an 8.1% increase in group occupancy, partially offset by a 3.8% decrease in transient occupancy, and 6.1% and 2.4% increases in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The Loews Santa Monica Beach Hotel had the largest percentage increase in rooms revenue. Rooms revenue at this hotel increased 20.8% for the three months ended March 31, 2014 from the three months ended March 31, 2013 due to increases in both transient and group occupancy and transient and group ADR related to warmer weather and business generated from college football championship games in the current period. Several of our Same Store Assets experienced decreases in rooms revenue, of which the most significant relate to the Hyatt Regency La Jolla hotel due to a rooms renovation in the current period.

Food and Beverage. Our Same Store Assets and Total Portfolio experienced an $8.0 million, or 12.8%, increase in food and beverage revenue for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013 primarily due to an increase in banquet revenues resulting from an increase in group occupancy.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $0.6 million, or 3.0%, for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily due to an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel and an increase in cancellation revenues, partially offset by a decrease in theater revenue at the Marriott Lincolnshire Resort resulting from a decrease in performances as compared to the prior period.
Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2014 and 2013, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$33,707	$31,763	$(1,944)	(6.1)%	$33,707	$31,763	$(1,944)	(6.1)%
Food and beverage	54,603	51,550	(3,053)	(5.9)%	54,603	51,550	(3,053)	(5.9)%
Other departmental expenses	53,579	51,181	(2,398)	(4.7)%	53,579	51,181	(2,398)	(4.7)%
Management fees	5,778	5,010	(768)	(15.3)%	5,778	5,010	(768)	(15.3)%
Other hotel expenses	15,678	14,889	(789)	(5.3)%	15,628	14,569	(1,059)	(7.3)%
Total hotel operating expenses	$163,345	$154,393	$(8,952)	(5.8)%	$163,295	$154,073	$(9,222)	(6.0)%
Hotel operating expenses for our Same Store Assets increased by $9.2 million, or 6.0%, primarily due to:

•	$3.5 million higher payroll costs resulting from higher occupancy, higher food and beverage volume, and wage increases at the hotels,

•	$1.0 million higher food and beverage costs due to increased food and beverage consumption,

•	$0.9 million higher real estate taxes due to real estate tax credits in the prior period,

•	$0.8 million higher management fees,

•	$0.4 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$0.4 million higher utility costs, and

•	$0.3 million higher travel agent commissions, which increased due to higher rates and occupancy.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $2.7 million, or 10.9%, for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, primarily due to certain assets becoming fully depreciated.
Corporate Expenses. Corporate expenses increased $1.4 million, or 24.8%, for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and acquisition costs. The increase in corporate expenses is primarily due to $1.5 million of costs related to an activist shareholder recorded during the three months ended March 31, 2014, which we reached a settlement agreement with during the quarter.
Interest Expense, Net. The $1.4 million, or 7.2%, decrease in interest expense, net for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013, was primarily due to:

•	a $1.6 million decrease attributable to lower average borrowings, and

•	a $0.8 million decrease in the amortization of interest rate swap costs, partially offset by

•	a $0.9 million increase due to higher average interest rates, and

•	a $0.1 million increase in the amortization of deferred financing costs.
The components of interest expense, net for the three months ended March 31, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Mortgages and other debt	$(17,993)	$(18,098)
Bank credit facility	(857)	(1,431)
Amortization of deferred financing costs	(1,291)	(1,206)
Amortization of interest rate swap costs	(655)	(1,487)
Mark to market of certain interest rate swaps	2,294	2,298
Interest income	27	10
Capitalized interest	228	261
Total interest expense, net	$(18,247)	$(19,653)
The weighted average debt outstanding for the three months ended March 31, 2014 and 2013 amounted to $1.1 billion and $1.2 billion, respectively. At March 31, 2014, including the effect of interest rate swaps, approximately 72.6% of our total debt had fixed interest rates.

Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Three months ended March 31, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in earnings (losses)	$4,846	$(280)	$(121)	$4,445
Depreciation and amortization	1,551	1,955	—	3,506
Interest expense	168	1,900	1	2,069
Income tax benefit	—	(230)	(55)	(285)
Three months ended March 31, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in earnings (losses)	$2,742	$(1,411)	$14	$1,345
Depreciation and amortization	1,840	1,865	1	3,706
Interest expense	194	2,490	17	2,701
Income tax (benefit) expense	—	(94)	3	(91)

(1)
The Fairmont Scottsdale Princess Venture consisted of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess hotel that was previously owned by Walton Street and no longer account for the investment using the equity method of accounting.

(2)
The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. See “—Off-Balance Sheet Arrangements—Hotel del Coronado Venture” for further detail regarding the ownership of the Hotel del Coronado.

(3)	These affiliates include the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture.
We recorded $4.4 million of equity in earnings during the three months ended March 31, 2014, which is a $3.1 million increase from the $1.3 million equity in earnings recorded during the three months ended March 31, 2013, primarily due to increases in operating income at the Fairmont Scottsdale Princess hotel and at the Hotel del Coronado, and a decrease in interest expense at the Hotel del Coronado.
Gain on Consolidation of Affiliate. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess hotel that was previously owned by Walton Street and recorded a gain on consolidation of affiliate of $78.1 million for the three months ended March 31, 2014.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. We recorded $0.4 million of other income, net during the three months ended March 31, 2014, which is a $0.3 million increase from the $0.1 million of other income, net recorded during the three months ended March 31, 2013, primarily due to an increase in asset management fee income.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased $156.4 million when compared to the three months ended March 31, 2013. The increase in income from discontinued operations is primarily due to the gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the three months ended March 31, 2014.
Net (Income) Loss Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net income or loss attributable to the noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. Net income attributable to the noncontrolling interests in SHR's partnership for the three months ended March 31, 2014 was $0.8 million, a change of $0.9 million from net loss attributable to the noncontrolling interests in SHR's partnership of $0.1 million in the prior period due to net income recognized during the three months ended March 31, 2014 when compared to net loss recognized during the three months ended March 31, 2013.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the three months ended March 31, 2014 was $4.0 million, a change of $0.2 million from net loss attributable to noncontrolling interests of $3.9 million for the three months ended March 31, 2013 due to an increase in net loss at the Hyatt Regency La Jolla hotel, partially offset by a decrease in net loss at the JW Marriott Essex House Hotel.

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
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of March 31, 2014, we had approximately $113.4 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, our new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2014 (see – “Bank Credit Facility” below). As of March 31, 2014, we were in compliance with our financial and other restrictive covenants contained in the previous bank credit facility, and we had $30.0 million outstanding borrowings on our previous $300.0 million bank credit facility and $9.4 million in letters of credit outstanding.
Our available capacity under the new bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of May 7, 2014, the outstanding borrowings and letters of credit under the new bank credit facility in the aggregate were $67.3 million.
On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of $203.2 million. We used the proceeds to retire our Series A Preferred Stock and repay indebtedness under the bank credit facility. On March 31, 2014, we sold the Marriott London Grosvenor Square hotel for proceeds of approximately $208.3 million, which includes amounts used to repay the outstanding mortgage loan balance, and used the proceeds to acquire Walton Street's 50.0% equity interests in the Fairmont Scottsdale Princess Venture for a cash payment of $90.6 million and the assumption of the entire $117.0 million mortgage loan outstanding.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Preferred dividends for first quarter of 2014 for the Series B Preferred Stock and Series C Preferred Stock were paid on March 31, 2014 to holders of record as of the close of business on March 14, 2014. Preferred dividends for first quarter of 2014 for the Series A Preferred Stock were paid on April 3, 2014 in connection with the redemption of the Series A Preferred Stock to holders of record as of the close of business on March 4, 2014. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, and the overall economic climate.
Capital expenditures for the three months ended March 31, 2014 and 2013 amounted to $20.9 million and $21.7 million, respectively. Included in the 2014 and 2013 amounts were $0.2 million and $0.3 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2014, we expect to spend approximately $48 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $25 million on owner-funded projects, which includes those required by lenders, subject to adjustments based on continued evaluation.

Bank credit facility. On April 25, 2014, we entered into a new $300.0 million secured bank credit facility agreement. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The agreement contains an accordion feature, which provides the option to increase the borrowing capacity up to $400.0 million, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the new bank credit facility:

•
interest on the facility is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan and base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the ratio of consolidated debt to gross asset value (Leverage Ratio) as follows:

Leverage Ratio	Applicable Margin of each LIBOR Loan (% per annum) (a)	Applicable Margin of each Base Rate Loan (% per annum) (a)
Greater than or equal to 60%	2.50%	1.50%
Greater than or equal to 55% but less than 60%	2.25%	1.25%
Greater than or equal to 50% but less than 55%	2.10%	1.10%
Greater than or equal to 45% but less than 50%	1.95%	0.95%
Less than 45%	1.75%	0.75%
(a) The applicable margins are increased, in each case, by 25 basis points for the period from April 25, 2014 through March 31, 2015.

•
an unused commitment fee is payable monthly based on the unused revolver balance at a rate of 0.30% per annum in the event that the bank credit facility usage is less than 50% and a rate of 0.20% per annum in the event that the bank credit facility usage is equal to or greater than 50%;

•	maturity date of April 25, 2018, with the right to extend the maturity date for an additional one-year period with an extension fee equal to 25 basis points, subject to certain conditions;

•
lenders received collateral in the form of pledges by SH Funding and certain of its subsidiaries of their interests in subsidiaries that directly or indirectly own, lease or operate the borrowing base properties, which currently include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel, and guarantees of the loan from the Company and such subsidiaries;

•
maximum availability is determined by the lesser of 55% advance rate against the gross asset value of the borrowing base properties as determined under the loan (provided at any time the total fixed charge coverage ratio is greater than 1.75 times, the percentage shall be increased to 60%) or a 1.40 times debt service coverage on the borrowing base properties (based on the trailing 12 months net operating income for these assets divided by the greater of the in-place interest rate or 7.0% debt constant on the balance outstanding under the bank credit facility);

•	minimum corporate fixed charge coverage of 1.30 times for the remainder of 2014, 1.40 times during 2015, and 1.50 times thereafter;

•	maximum corporate leverage of 60%;

•
minimum tangible net worth of approximately $1.1 billion, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

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
Other terms and conditions exist including a prohibition on mortgaging the borrowing base properties, provisions to release assets from the borrowing base and limitations on our ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75.0 million, which is secured by the $300.0 million bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.
Mortgages and other debt payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable, net of discount as of March 31, 2014 (in thousands):

	Balance as of March 31, 2014	Remainder of 2014	2015	2016	2017	2018	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,306	$—	$—	$—	$89,306	$—	$—
Fairmont Scottsdale Princess, LIBOR plus 0.36%	117,000	—	117,000	—	—	—	—
Four Seasons Washington, D.C., LIBOR plus 3.15%	130,000	—	—	130,000	—	—	—
Fairmont Chicago, 6.09%	93,124	—	—	—	93,124	—	—
Westin St. Francis, 6.09%	209,588	—	—	—	209,588	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 3.85%	108,500	1,500	2,000	2,000	2,000	101,000	—
JW Marriott Essex House Hotel, LIBOR plus 4.00%(2)	185,826	—	1,200	4,800	179,826	—	—
InterContinental Miami, LIBOR plus 3.50%	85,000	422	889	952	1,021	81,716	—
InterContinental Chicago, 5.61%	143,943	1,357	1,940	2,031	2,172	2,299	134,144
Total mortgages payable(3)	1,162,287	3,279	123,029	139,783	577,037	185,015	134,144
Unamortized discount	(2,493)	—	—	—	—	—	—
Total mortgages payable, net of discount	1,159,794	3,279	123,029	139,783	577,037	185,015	134,144
Other debt, 5.00%(4)	1,469	—	1,469	—	—	—	—
Total mortgages and other debt payable, net of discount	$1,161,263	$3,279	$124,498	$139,783	$577,037	$185,015	$134,144

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.3 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	Subject to a 0.75% LIBOR floor.

(3)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at March 31, 2014.

(4)
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
Equity Securities
As of March 31, 2014, we had 3,396,945 RSUs outstanding, of which 1,302,132 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2013 to March 31, 2014 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2013	205,582,838	797,238	206,380,076
RSUs redeemed for shares of our common stock	209,888	—	209,888
Outstanding at March 31, 2014	205,792,726	797,238	206,589,964
Cash Flows
Operating Activities. Net cash used in operating activities was $15.9 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $0.5 million for the three months ended March 31, 2013. Cash flows from operations decreased from 2013 to 2014 primarily due to income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel during the three months ended March 31, 2014.
Investing Activities. Net cash provided by investing activities was $300.3 million for the three months ended March 31, 2014 and net cash used in investing activities was $9.7 million for the three months ended March 31, 2013. The significant investing activities during these periods are summarized below:

•	We acquired Walton Street's 50.0% equity interests in the Fairmont Scottsdale Princess Venture for a cash payment of $90.6 million during the three months ended March 31, 2014.

•
We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $203.2 million and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $208.3 million, which includes amounts used to repay the outstanding mortgage loan balance, during the three months ended March 31, 2014.

•	We received cash from unconsolidated affiliates of $2.2 million and $17.0 million during the three months ended March 31, 2014 and 2013, respectively.

•	We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the three months ended March 31, 2014.

•	We acquired unrestricted cash of $8.7 million through our acquisition of the 50.0% equity interests in the Fairmont Scottsdale Princess Venture during the three months ended March 31, 2014.

•
We disbursed $20.9 million and $21.7 million during the three months ended March 31, 2014 and 2013, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents decreased by $5.0 million during the three months ended March 31, 2014 and increased by $5.0 million during the three months ended March 31, 2013.

Financing Activities. Net cash used in financing activities was $200.1 million for the three months ended March 31, 2014 and net cash provided by financing activities was $8.1 million for the three months ended March 31, 2013. The significant financing activities during these periods are summarized below:

•	We distributed $3.8 million to our preferred shareholders during the three months ended March 31, 2014.

•
We made net payments of $80.0 million on our bank credit facility during the three months ended March 31, 2014 and we had net borrowings of $10.0 million on our bank credit facility during the three months ended March 31, 2013.

•	We made payments of $117.7 million and $4.4 million on mortgages and other debt during the three months ended March 31, 2014 and 2013, respectively.

•
We received contributions of $2.5 million and $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the three months ended March 31, 2014 and 2013, respectively.

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
On April 3, 2014, we redeemed all of the outstanding 4,181,141 shares of our Series A Preferred Stock. The Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of approximately $105,981,000. From and after April 3, 2014, dividends with respect to the Series A Preferred Stock will cease to accrue. Our board of directors declared quarterly distributions of $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the first quarter of 2014 with distributions paid on March 31, 2014 to holders of record as of the close of business on March 14, 2014.
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
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of March 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,193,756	$3,279	$294,281	$762,052	$134,144
Interest on long-term debt obligations (3)	234,702	54,662	114,229	45,937	19,874
Operating lease obligations—ground leases and office space	269,140	2,492	6,689	5,959	254,000
Operating leases—Marriott Hamburg	85,695	3,955	10,547	10,547	60,646
Purchase commitments (4)	7,793	7,793	—	—	—
Total	$1,791,086	$72,181	$425,746	$824,495	$468,664

(1)	These amounts represent obligations that are due within fiscal year 2014.

(2)
Long-term debt obligations include our bank credit facility, mortgages and other debt and exclude the unamortized discount. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2014 and includes the effect of our interest rate swaps.

(4)
Amounts include executed construction contracts, obligations under the JW Marriott Essex House Hotel property improvement plan, and other required property improvements and renovations. As of March 31, 2014, we have $4.8 million included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders.

Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of March 31, 2014, $34.5 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
Off-Balance Sheet Arrangements
Fairmont Scottsdale Princess Venture
We had agreements with Walton Street, that formed FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture), which owned the Fairmont Scottsdale Princess hotel. We had a 50.0% ownership interest in the Fairmont Scottsdale Princess Venture and accounted for our investment under the equity method of accounting. On March 31, 2014, we acquired the remaining 50.0% interest in the Fairmont Scottsdale Princess Venture that was previously owned by Walton Street.
Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.8 million as of December 31, 2013. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million and $2.7 million for the three months ended March 31, 2014 and 2013, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Advisors VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone is the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we are a limited partner with an indirect 36.4% ownership interest. We account for our investment under the equity method of accounting. We act as asset manager and earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. As part of the Hotel del Coronado Venture, the members of the Hotel Venture earn a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceed both a 20.0% internal rate of return and two times return on invested equity. Our investment in the Hotel del Coronado Venture amounted to $53.8 million and $54.9 million as of March 31, 2014 and December 31, 2013, respectively. Our equity in losses of the Hotel del Coronado Venture was $0.3 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.
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
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At March 31, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $3.6 million and $3.9 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(0.1) million and $14,000 for the three months ended March 31, 2014 and 2013, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At March 31, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million and $19.4 million, respectively.
Related Party Transactions
We have in the past engaged in transactions with related parties. See "Item 1. Financial Statements - 12. Related Party Transactions" for a discussion of our transactions with related parties.
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
There were no indicators of potential impairment during the three months ended March 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to March 31, 2014. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the three months ended March 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to March 31, 2014. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the three months ended March 31, 2014 and we did not record any non-cash goodwill impairment charges. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to March 31, 2014. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the three months ended March 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to March 31, 2014. Any such adjustments could be material, but will be non-cash.

•
Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess hotel that was previously owned by Walton Street.

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

•
Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our condensed consolidated balance sheet and the related results of operations are reclassified as discontinued operations on our condensed consolidated statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. On February 28, 2014, we sold the Four Seasons Punta Mita Resort and on March 31, 2014, we sold the Marriott London Grosvenor Square hotel.
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
New Accounting Guidance
In April 2014, the Financial Accounting Standards Board issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. We will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.
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

Our management also uses EBITDA and Comparable EBITDA as measures in determining the value of acquisitions and dispositions.
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to SHR common shareholders	$217,158	$(23,448)
Depreciation and amortization—continuing operations	22,205	24,908
Depreciation and amortization—discontinued operations	1,275	2,310
Interest expense—continuing operations	18,274	19,663
Interest expense—discontinued operations	1,326	1,823
Income taxes—continuing operations	39	13
Income taxes—discontinued operations	833	771
Income taxes—sale of assets	20,451	—
Noncontrolling interests	849	(87)
Adjustments from consolidated affiliates	(3,675)	(3,554)
Adjustments from unconsolidated affiliates	5,290	6,316
Preferred shareholder dividends	9,824	6,041
EBITDA	293,849	34,756
Realized portion of deferred gain on sale leaseback	(53)	(51)
Gain on consolidation of affiliate	(78,117)	—
Gain on sale of assets—discontinued operations	(176,276)	—
Loss on early extinguishment of debt—discontinued operations	272	—
Foreign currency exchange (gain) loss—continuing operations	(2)	86
Foreign currency exchange gain – discontinued operations	(32)	(326)
Activist shareholder costs	1,533	—
Comparable EBITDA	$41,174	$34,465
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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to SHR common shareholders	$217,158	$(23,448)
Depreciation and amortization—continuing operations	22,205	24,908
Depreciation and amortization—discontinued operations	1,275	2,310
Corporate depreciation	(123)	(131)
Gain on consolidation of affiliate	(78,117)	—
Gain on sale of assets, net of tax—discontinued operations	(155,825)	—
Realized portion of deferred gain on sale leaseback	(53)	(51)
Noncontrolling interests adjustments	(98)	(127)
Adjustments from consolidated affiliates	(1,835)	(1,641)
Adjustments from unconsolidated affiliates	3,506	3,706
FFO	8,093	5,526
Redeemable noncontrolling interests	947	40
FFO – Fully Diluted	9,040	5,566
Non-cash mark to market of interest rate swaps—continuing operations	(2,294)	(2,298)
Non-cash mark to market of interest rate swaps—discontinued operations	—	(746)
Loss on early extinguishment of debt—discontinued operations	272	—
Foreign currency exchange (gain) loss—continuing operations	(2)	86
Foreign currency exchange gain—discontinued operations	(32)	(326)
Activist shareholder costs	1,533	—
Excess of redemption liability over carrying amount of Series A Preferred Stock	3,709	—
Comparable FFO	$12,226	$2,282
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
See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of March 31, 2014.
As of March 31, 2014, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.2 billion, of which approximately 72.6% was fixed-rate debt when including the effect of interest rate swaps. If market rates of interest on our variable rate debt, including the effect of the interest rate swaps described above, increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.1 million annually. If market rates of interest on our variable rate debt, including the effect of the swaps, decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.1 million annually. In April 2014, we terminated these interest rate swaps. See “Item 1. Financial Statements – 16. Subsequent Events” for information.

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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates in the euro. We reduce this risk by transacting our international business in local currencies. In this manner, assets and liabilities are matched in the local currency, which reduces the need for dollar conversion. Generally, we do not enter into forward or option contracts to manage our currency exchange risk exposure applicable to net operating cash flows.
Our exposure to foreign currency exchange rates relates primarily to the Marriott Hamburg hotel. For our foreign hotel, exchange rates impact the U.S. dollar value of our reported earnings, our investments in the hotel and the intercompany transactions with the hotel.
For the three months ended March 31, 2014, approximately 0.7% of our total revenues were generated from the Marriott Hamburg hotel, which uses the euro. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.
ITEM 1A. RISK FACTORS
There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.
A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
2014 Equity Awards. As previously disclosed, on February 25, 2014, we granted equity awards under our Second Amended and Restated 2004 Incentive Plan in the form of performance share awards and time-vested restricted stock units (RSUs).
Performance share awards. Performance share awards granted provide the recipient the opportunity to earn shares of our common stock based on the total shareholder return (share price appreciation plus the reinvestment of dividends) (TSR) of the shares of our common stock over the period from January 2, 2014 through December 31, 2016 or through the date of a change of control, if earlier. The Company’s TSR over the performance period is ranked relative to the TSR of the companies that comprise the SNL Lodging Index (75% weighting) and the MSCI US REIT Index (25% weighting). The TSR of such companies will be calculated by determining the starting and ending share price based on a 60-trading day average price (except in the case of a change of control of the Company when the change of control price for the Company would be used). Performance share awards provide the recipient the opportunity to earn from 25% to 150% of the target performance share number applicable to the respective index companies based on the Company’s relative TSR. Additionally, there is an ability to earn up to an additional 10% of the target performance share number applicable to the respective index if the Company is at or above the 85th percentile relative to the companies in the respective index. Certain minimum stock price and total shareholder return requirements are set forth in the performance share awards. Executives were also given the opportunity to defer the receipt of shares of common stock earned under the performance share award.
RSU awards. RSUs granted vest ratably in annual one-third increments on January 1 of each of 2015, 2016 and 2017, with vesting acceleration upon certain events. The RSUs are convertible after vesting on a one-for-one basis to shares of common stock.

The number of target performance share awards and RSUs granted to our named executive officers on February 25, 2014 are set forth below:

Name and Title	Target Performance Shares	RSUs
Raymond L. Gellein, Jr., President and Chief Executive Officer	140,021	68,966
Diane M. Morefield, Executive Vice President, Chief Financial Officer	43,970	21,657
Richard J. Moreau, Executive Vice President, Chief Operating Officer	43,970	21,657
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	38,086	18,759
Stephen M. Briggs, Senior Vice President, Chief Accounting Officer	19,253	9,483

2013 Cash Bonuses. As previously disclosed, on February 25, 2014, we also approved annual cash bonuses to our named executive officers for calendar year 2013 as set forth below:

Name and Title	Cash Bonus
Raymond L. Gellein, Jr., President and Chief Executive Officer	$1,454,760
Diane M. Morefield, Executive Vice President, Chief Financial Officer	$414,868
Richard J. Moreau, Executive Vice President, Chief Operating Officer	$414,868
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	$359,346
Stephen M. Briggs, Senior Vice President, Chief Accounting Officer	$202,005

Separation Agreement. On May 5, 2014, Stephen M. Briggs and the Company mutually agreed that Mr. Briggs’ employment as Senior Vice President and Chief Accounting Officer of the Company would terminate effective June 30, 2014.  In connection with Mr. Briggs’ separation, the Company and Mr. Briggs entered into a Separation Agreement, dated May 5, 2014 (the “Separation Agreement”), pursuant to which, among other things, (i) Mr. Briggs will receive a lump sum cash payment of $505,448, (ii) the vesting of 11,802 restricted stock units granted pursuant to the Company’s Second Amended and Restated 2004 Incentive Plan (the “Incentive Plan”) and held by Mr. Briggs will be accelerated as of June 30, 2014, and (iii) an aggregate of 38,941 performance shares granted pursuant to the Incentive Plan and held by Mr. Briggs shall remain eligible for vesting based on the Company’s performance through several performance periods ending December 31, 2014, 2015 and 2016. The Separation Agreement contains customary releases and covenants, including covenants relating to non-disparagement and confidentiality.   In connection with Mr. Briggs' separation from the Company, on May 2, 2014, the board of directors of the Company appointed Diane Morefield, the Company’s Chief Financial Officer (and principal financial officer), as its principal accounting officer, effective as of June 30, 2014, replacing Mr. Briggs in that capacity.
ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
May 8, 2014	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

May 8, 2014	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	10.1
Agreement, dated March 7, 2014, by and among Orange Capital, LLC, Orange Capital Master I, Ltd., Daniel Lewis and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 10, 2014 and incorporated herein by reference).

*	10.2	Membership Interest Purchase Agreement, dated as of March 31, 2014, by and between Walton Scottsdale Investors VI, L.L.C. and SHR FPH Investor, LLC.

*	10.3	Membership Interest Purchase Agreement, dated as of March 31, 2014, by and between Walton Scottsdale Investors VI, L.L.C. and SHR Scottsdale Investor, LLC.

*	10.4	Agreement, dated March 31, 2014, by and among SHR Grosvenor Square LLC, Strategic Hotel Funding, L.L.C., Western Treasure Limited and SHR Grosvenor Square S.A.R.L.

*+	10.5	Separation Agreement, dated May 5, 2014, by and between Stephen Briggs and Strategic Hotel Funding, L.L.C.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Disclosure Regarding Forward-Looking Statements and Risk Factors.

*	101.INS	XBRL Instance Document***

*	101.SCH	XBRL Taxonomy Extension Schema Document***

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.