Form 10-Q
period 2014-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2014-08-06
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 5, 2014 was 247,379,370.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2014	December 31, 2013
Assets
Investment in hotel properties, net*	$2,722,752	$1,795,338
Goodwill	38,128	38,128
Intangible assets, net of accumulated amortization of $3,716 and $11,753	91,635	29,502
Assets held for sale	—	135,901
Investment in unconsolidated affiliates	22,910	104,973
Cash and cash equivalents*	245,468	73,655
Restricted cash and cash equivalents*	91,480	75,916
Accounts receivable, net of allowance for doubtful accounts of $466 and $606*	67,241	39,660
Deferred financing costs, net of accumulated amortization of $12,686 and $12,354*	9,852	8,478
Deferred tax assets	2,134	—
Prepaid expenses and other assets*	46,646	35,600
Total assets	$3,338,246	$2,337,151
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable, net of discount*	$1,636,450	$1,163,696
Bank credit facility	—	110,000
Liabilities of assets held for sale	—	17,027
Accounts payable and accrued expenses*	204,171	189,889
Preferred stock redemption liability	95,693	—
Distributions payable	128	—
Deferred tax liabilities	45,778	46,137
Total liabilities	1,982,220	1,526,749
Commitments and contingencies (see note 13)
Noncontrolling interests in SHR’s operating partnership	9,336	7,534
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 0 and 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $0 and $103,704 in the aggregate)	—	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,446 and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $95,759 and $95,693 in the aggregate)	—	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 247,371,386 and 205,582,838 shares of common stock issued and outstanding)	2,474	2,056
Additional paid-in capital	2,105,749	1,705,306
Accumulated deficit	(919,961)	(1,234,952)
Accumulated other comprehensive loss	(19,176)	(41,445)
Total SHR’s shareholders’ equity	1,256,150	710,513
Noncontrolling interests in consolidated affiliates	90,540	92,355
Total equity	1,346,690	802,868
Total liabilities, noncontrolling interests and equity	$3,338,246	$2,337,151
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	June 30, 2014	December 31, 2013
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$338,198	$340,136
Cash and cash equivalents	1,801	6,214
Restricted cash and cash equivalents	20,838	14,843
Accounts receivable, net of allowance for doubtful accounts of $43 and $91	5,092	4,520
Deferred financing costs, net of accumulated amortization of $2,595 and $1,871	1,805	2,529
Prepaid expenses and other assets	12,509	8,922
Mortgages and other debt payable	185,826	185,826
Accounts payable and accrued expenses	12,982	9,371
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rooms	$148,874	$127,484	$251,974	$225,748
Food and beverage	100,028	79,966	170,045	142,023
Other hotel operating revenue	25,942	18,491	46,181	38,150
Lease revenue	1,319	1,160	2,618	2,360
Total revenues	276,163	227,101	470,818	408,281
Operating Costs and Expenses:
Rooms	41,268	36,087	74,975	67,850
Food and beverage	67,077	57,289	121,680	108,839
Other departmental expenses	66,238	53,285	119,817	104,466
Management fees	9,241	6,447	15,019	11,457
Other hotel expenses	15,572	15,234	31,250	30,123
Lease expense	1,260	1,206	2,518	2,382
Depreciation and amortization	28,058	24,691	50,263	49,599
Corporate expenses	7,198	7,209	14,391	12,972
Total operating costs and expenses	235,912	201,448	429,913	387,688
Operating income	40,251	25,653	40,905	20,593
Interest expense	(19,587)	(19,460)	(37,861)	(39,123)
Interest income	50	20	77	30
Equity in earnings of unconsolidated affiliates	826	1,456	5,271	2,801
Foreign currency exchange (loss) gain	(8)	84	(6)	(2)
Gain on consolidation of affiliates	65,349	—	143,466	—
Other income, net	795	745	1,218	877
Income (loss) before income taxes and discontinued operations	87,676	8,498	153,070	(14,824)
Income tax expense	(207)	(72)	(246)	(85)
Income (loss) from continuing operations	87,469	8,426	152,824	(14,909)
Income from discontinued operations, net of tax	604	329	159,039	2,318
Net Income (Loss)	88,073	8,755	311,863	(12,591)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(281)	(36)	(1,130)	51
Net loss attributable to the noncontrolling interests in consolidated affiliates	217	597	4,258	4,449
Net Income (Loss) Attributable to SHR	88,009	9,316	314,991	(8,091)
Preferred shareholder dividends	(7,169)	(6,042)	(16,993)	(12,083)
Net Income (Loss) Attributable to SHR Common Shareholders	$80,840	$3,274	$297,998	$(20,174)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$87,405	$8,987	$156,560	$(10,409)
Income from discontinued operations	604	329	158,431	2,318
Net income (loss)	$88,009	$9,316	$314,991	$(8,091)
Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.36	$0.02	$0.65	$(0.11)
Income from discontinued operations attributable to SHR common shareholders	—	—	0.74	0.01
Net income (loss) attributable to SHR common shareholders	$0.36	$0.02	$1.39	$(0.10)
Weighted average shares of common stock outstanding	222,013	206,061	214,450	205,849
Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.35	$0.01	$0.60	$(0.12)
Income from discontinued operations attributable to SHR common shareholders	—	—	0.70	0.01
Net income (loss) attributable to SHR common shareholders	$0.35	$0.01	$1.30	$(0.11)
Weighted average shares of common stock outstanding	233,463	219,227	225,900	217,006
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$88,073	$8,755	$311,863	$(12,591)
Other comprehensive income:
(Loss) gain on currency translation adjustments	(5)	13	18,779	787
Gain on derivatives and other activity	3,157	5,415	3,490	10,404
Other comprehensive income	3,152	5,428	22,269	11,191
Comprehensive Income (Loss)	91,225	14,183	334,132	(1,400)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(291)	(58)	(1,213)	5
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	217	597	4,258	4,449
Comprehensive Income Attributable to SHR	$91,151	$14,722	$337,177	$3,054
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income (loss)	$311,863	$(12,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense	272	701
Depreciation and amortization	51,538	54,215
Amortization of deferred financing and other costs	6,549	6,678
Loss on early extinguishment of debt	272	—
Equity in earnings of unconsolidated affiliates	(5,271)	(2,801)
Share-based compensation	2,850	2,993
Gain on consolidation of affiliates	(143,466)	—
Gain on sale, net of tax	(156,429)	(273)
Income tax on sale of assets	(20,451)	—
Foreign currency exchange gain	(26)	(186)
Recognition of deferred gains	(107)	(102)
Mark to market of derivative financial instruments	(3,054)	(6,144)
Increase in accounts receivable	(8,808)	(21,732)
Increase in other assets	(7,449)	(4,023)
(Decrease) increase in accounts payable and accrued expenses	(4,679)	7,489
Net cash provided by operating activities	23,604	24,224
Investing Activities:
Acquisition of hotel investments	(300,616)	—
Proceeds from sale of assets	411,503	1,232
Cash received from unconsolidated affiliates	2,221	17,193
Unrestricted cash sold	(15,634)	—
Unrestricted cash acquired	22,160	—
Capital expenditures	(35,619)	(36,504)
Decrease (increase) in restricted cash and cash equivalents	5,371	(7,537)
Net cash provided by (used in) investing activities	89,386	(25,616)
Financing Activities:
Proceeds from issuance of common stock	434,700	—
Equity issuance costs	(17,947)	—
Preferred stock redemption	(103,788)	—
Borrowings under bank credit facility	123,000	39,000
Payments on bank credit facility	(233,000)	(28,000)
Proceeds from mortgages	12,000	—
Payments on mortgages and other debt	(130,133)	(7,296)
Contributions from holders of noncontrolling interests in consolidated affiliates	2,450	3,140
Debt financing costs	(4,199)	—
Interest rate swap termination	(22,325)	—
Distributions to preferred shareholders	(9,953)	(6,041)
Distributions to holders of noncontrolling interests in consolidated affiliates	(7)	(8)
Other financing activities	(989)	(4,310)
Net cash provided by (used in) financing activities	49,809	(3,515)
Effect of exchange rate changes on cash	111	(467)
Net change in cash and cash equivalents	162,910	(5,374)
Change in cash of assets held for sale	8,903	—
Cash and cash equivalents, beginning of period	73,655	80,074
Cash and cash equivalents, end of period	$245,468	$74,700
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans - hotel investment acquisition (see note 3)	$589,507	$—
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(2,781)	$(6,651)
Preferred stock redemption accrual (see note 9)	$95,693	$—
Distributions declared and payable to preferred shareholders (see note 9)	$128	$6,042
Decrease in capital expenditures recorded as liabilities	$(1,647)	$(2,782)
Cash Paid For:
Interest, net of interest capitalized	$36,779	$42,894
Income taxes, net of refunds	$21,706	$230
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2014, the Company’s portfolio included 16 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of June 30, 2014. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of June 30, 2014, SH Funding owned interests in or leased the following 16 hotels:

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

(a)
This property is owned by an affiliate that was partially-owned by the Company and accounted for as an unconsolidated affiliate prior to March 31, 2014 (see note 6). On March 31, 2014, the Company acquired the remaining ownership interests in the affiliate and began accounting for it as a consolidated affiliate (see note 3). One land parcel at this property is subject to a ground lease arrangement.

(b)
This property is owned by an affiliate that was partially-owned by the Company and accounted for as an unconsolidated affiliate prior to June 11, 2014 (see note 6). On June 11, 2014, the Company acquired the remaining ownership interests in the affiliate and began accounting for it as a consolidated affiliate (see note 3).

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At June 30, 2014, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At June 30, 2014, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2014, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 6), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
All intercompany transactions and balances have been eliminated in consolidation.
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
Restricted Cash and Cash Equivalents:
At June 30, 2014 and December 31, 2013, restricted cash and cash equivalents included $35,954,000 and $38,629,000, respectively, that will be used for property and equipment replacement in accordance with hotel management or lease agreements. At June 30, 2014 and December 31, 2013, restricted cash and cash equivalents also included reserves of $55,526,000 and $37,287,000, respectively, required by loan and other agreements.
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
For the three and six months ended June 30, 2014 and 2013, income tax expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current tax expense - United States	$(480)	$(241)	$(699)	$(254)
Deferred tax benefit - United States	273	169	453	169
Total income tax expense	$(207)	$(72)	$(246)	$(85)

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
Basic income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders used for determining per share amounts for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$87,405	$8,987	$156,560	$(10,409)
Preferred shareholder dividends	(3,966)	(6,042)	(10,081)	(12,083)
Preferred stock redemption(a)	(3,203)	—	(6,912)	—
Undistributed earnings allocated to participating securities - basic	(283)	—	(1,030)	—
Income (loss) from continuing operations attributable to SHR common shareholders - basic	79,953	2,945	138,537	(22,492)
Discontinued operations attributable to SHR	604	329	158,431	2,318
Net income (loss) attributable to SHR common shareholders - basic	$80,557	$3,274	$296,968	$(20,174)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR common shareholders - basic	$79,953	$2,945	$138,537	$(22,492)
Undistributed earnings allocated to participating securities - basic	283	—	1,030	—
Undistributed earnings allocated to participating securities - diluted	(270)	—	(969)	—
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	244	(422)	(2,887)	(3,946)
Income (loss) from continuing operations attributable to SHR common shareholders - diluted	80,210	2,523	135,711	(26,438)
Discontinued operations attributable to SHR	604	329	158,431	2,318
Net income (loss) attributable to SHR common shareholders - diluted	$80,814	$2,852	$294,142	$(24,120)

Denominator:
Weighted average shares of common stock – basic (b)	222,013	206,061	214,450	205,849
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 5)	9,235	11,157	9,235	11,157
Performance-based RSUs	2,215	2,009	2,215	—
Weighted average shares of common stock – diluted	233,463	219,227	225,900	217,006

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) In April 2014, SHR redeemed all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) (see note 9). In June 2014, SHR publicly announced its intention to redeem all of the outstanding shares of its 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) on July 3, 2014 (see note 9). For purposes of calculating per share amounts for the three and six months ended June 30, 2014, the difference between the fair value of the Series A Preferred Stock and the Series C Preferred Stock and the carrying amount of the Series A Preferred Stock and the Series C Preferred Stock is an adjustment to net income (loss) attributable to SHR common shareholders.
(b) Includes RSUs and performance-based RSUs of 1,123 and 1,232 at June 30, 2014 and 2013, respectively, that have vested but have not yet been issued to shares of common stock.
Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of June 30, 2014 and 2013 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2014	2013	2014	2013
Noncontrolling interests in SHR's operating partnership	797	853	797	853
RSUs and performance-based RSUs	—	—	—	2,479
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three-month periods ended June 30, 2014 and 2013 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at March 31, 2014	$(20,283)	$(2,045)	$(22,328)
Other comprehensive loss before reclassifications	(141)	(5)	(146)
Amounts reclassified from accumulated OCL	3,298	—	3,298
Net other comprehensive income (loss)	3,157	(5)	3,152
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at March 31, 2013	$(33,465)	$(19,643)	$(53,108)
Other comprehensive income before reclassifications	409	13	422
Amounts reclassified from accumulated OCL	5,006	—	5,006
Net other comprehensive income	5,415	13	5,428
Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)
The following tables provide the changes in accumulated OCL for the six-month periods ended June 30, 2014 and 2013 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(341)	(116)	(457)
Amounts reclassified from accumulated OCL	3,831	18,895	22,726
Net other comprehensive income	3,490	18,779	22,269
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive income before reclassifications	153	787	940
Amounts reclassified from accumulated OCL	10,251	—	10,251
Net other comprehensive income	10,404	787	11,191
Balance at Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)

The reclassifications out of accumulated OCL for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated OCL Components	2014	2013	2014	2013	Statement of Operations Line Item
Activity related to cash flow hedges	$3,298	$5,006	$3,831	$10,251	Interest expense
Activity related to CTA	$—	$—	$18,895	$—	Income from discontinued operations, net of tax
New Accounting Guidance:
In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of June 30, 2014 and December 31, 2013, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale at December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Land	$811,910	$557,641
Leasehold interest	11,633	11,633
Buildings	1,892,401	1,344,524
Building and leasehold improvements	106,244	106,031
Site improvements	52,172	29,209
Furniture, fixtures and equipment	564,393	486,730
Improvements in progress	25,209	20,542
Total investment in hotel properties	3,463,962	2,556,310
Less accumulated depreciation	(741,210)	(760,972)
Total investment in hotel properties, net	$2,722,752	$1,795,338
Consolidated hotel properties	15	14
Hotel Acquisitions
On May 27, 2014, the Company entered into an agreement with certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone), whereby the Company agreed to acquire Blackstone’s 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partner, L.P. (the Hotel del Coronado Venture) (see note 6) for a cash payment of $210,000,000. Additionally, the Company became fully obligated under the entire $475,000,000 mortgage and mezzanine loans outstanding. As part of the agreement, Blackstone transferred its interests in the Hotel del Coronado Venture to the Company and withdrew as a member of the Hotel del Coronado Venture. Effective as of the closing of the transaction on June 11, 2014, the Company wholly owns the Hotel del Coronado Venture.
On March 31, 2014, the Company entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby the Company agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) (see note 6) for a cash payment of $90,616,000. Additionally, the Company became fully obligated under the entire $117,000,000 mortgage loan outstanding. As part of the agreement, Walton Street transferred its interests in the Fairmont Scottsdale Princess Venture to the Company and withdrew as a member of the Fairmont Scottsdale Princess Venture. Effective as of the closing of the transaction on March 31, 2014, the Company wholly owns the Fairmont Scottsdale Princess Venture.
The acquisitions of the remaining interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture are consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. For the six months ended June 30, 2014, the Company incurred acquisition costs related to the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture of $100,000 and $172,000, respectively, which are included in gain on consolidation of affiliates in the condensed consolidated statements of operations.
The acquisitions of the remaining interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture were accounted for under the provisions of business combination guidance, and 100.0% of both the Fairmont Scottsdale Princess Venture's and the Hotel del Coronado Venture's assets and liabilities were consolidated in the condensed consolidated balance sheet at the acquisition-date fair values and the results of operations were consolidated in the condensed consolidated statement of operations from the date of acquisition.
As part of the consolidation of the Hotel del Coronado Venture, the Company recorded $65,547,000 as a gain on the consolidation of affiliates in the condensed consolidated statements of operations, which represents the difference between the $120,000,000 fair value of the Company's preexisting equity interest in the Hotel del Coronado Venture and its carrying value. As part of the consolidation of the Fairmont Scottsdale Princess Venture, the Company recorded $78,191,000 as a gain on the consolidation of affiliates in the condensed consolidated statements of operations, which represents the difference between the $107,853,000 fair value of the Company's preexisting equity interest in the Fairmont Scottsdale Princess Venture, which

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included a preferred return to the Company, and its carrying value. The fair values of the preexisting equity interests in both the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture were determined based on agreed upon values between the Company and third parties, all of which are market participants, which the Company considered to be values determined in orderly transactions in the principal market.
Due to the recent closings of the acquisitions, the allocation of the fair values of the Hotel del Coronado Venture's and the Fairmont Scottsdale Princess Venture's assets and liabilities is preliminary, pending potential allocation adjustments, and is based on the initial accounting of the assets acquired and liabilities assumed at their respective estimated fair values on the acquisition dates. The final allocation of the fair values may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocations as soon as possible, but no later than one year from the respective acquisition dates.
The following is a summary of the preliminary allocations of the fair value of acquisitions completed during the six months ended June 30, 2014 (in thousands):

	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture
Land	$227,023	$27,246
Buildings	404,851	217,394
Site improvements	6,677	16,345
Furniture, fixtures and equipment	53,943	41,272
Improvements in progress	11,223	—
Intangible assets	87,710	4,152
Below market debt discount	—	2,493
Net working capital	13,573	6,568
Total fair value allocated	$805,000	$315,470
The preliminary allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$7,275	1 year, 6 months
Memberships value	5,973	30 years
Below market ground lease	1,499	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
	33,569
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$91,862
The impact to revenues and net income attributable to SHR common shareholders from the acquisitions of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture since acquisition for the three and six months ended June 30, 2014 is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Increase in revenues	$37,993	$37,993
Increase in net income attributable to SHR common shareholders	$3,475	$3,475
The following unaudited pro forma financial information is presented as if the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture acquisitions had been consummated on January 1, 2013. For purposes of the pro forma financial information, 20,000,000 shares of SHR common stock, a portion of shares issued in an underwritten public offering of common

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock that was completed in June 2014 (see note 9), are reflected as if the offering occurred on January 1, 2013 because these shares relate directly to the acquisition of the Hotel del Coronado Venture. No adjustments were made to the pro form financial information for the remaining shares of SHR common stock issued in June 2014 because they did not relate directly to the acquisitions. On an unaudited pro forma basis, revenues, net income (loss) attributable to SHR common shareholders and basic and diluted income (loss) attributable to SHR common shareholders per share for the three and six months ended June 30, 2014 and 2013 are as follows as if these acquisitions had occurred on January 1, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenue	$309,985	$289,063	$573,686	$531,529
Net income (loss)	$22,548	$8,818	$166,356	$129,560
Preferred shareholder dividends	$(7,169)	$(6,042)	$(16,993)	$(12,083)
Net income (loss) attributable to SHR common shareholders	$15,524	$3,337	$152,597	$121,394
Net income (loss) attributable to SHR common shareholders per share:
Basic	$0.07	$0.01	$0.66	$0.54
Diluted	$0.06	$0.01	$0.62	$0.49
The unaudited pro forma financial information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisitions on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods.
4. DISCONTINUED OPERATIONS
During the six months ended June 30, 2014, the Company sold the following hotels:

Hotel	Location	Date Sold	Sales Proceeds		Gain on sale
Four Seasons Punta Mita Resort and La Solana land parcel	Punta Mita, Mexico	February 28, 2014	$203,197,000		$63,698,000
Marriott London Grosvenor Square	London, England	March 31, 2014	$208,306,000	(a)	$92,731,000

(a) There was an outstanding balance of £67,301,000 ($112,150,000) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing (see note 8). The net proceeds received by the Company were $96,156,000.
The results of operations of hotels sold are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Hotel operating revenues	$—	$17,064	$17,767	$37,351
Operating costs and expenses	—	11,778	11,485	25,500
Depreciation and amortization	—	2,306	1,275	4,616
Total operating costs and expenses	—	14,084	12,760	30,116
Operating income	—	2,980	5,007	7,235
Interest expense	—	(1,819)	(1,326)	(3,642)
Interest income	—	1	2	3
Loss on early extinguishment of debt	—	—	(272)	—
Foreign currency exchange (loss) gain	—	(138)	32	188
Income tax expense	—	(695)	(833)	(1,466)
Gain on sale, net of tax	604	—	156,429	—
Income from discontinued operations	$604	$329	$159,039	$2,318

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the six months ended June 30, 2014, the Company and KSL provided additional contributions of $2,550,000 and $2,450,000, respectively, to the Essex House Hotel Venture for property improvements. For the six months ended June 30, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.
6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of June 30, 2014 and December 31, 2013 includes the following (in thousands):

	June 30, 2014	December 31, 2013
Fairmont Scottsdale Princess Venture	$—	$26,816
Hotel del Coronado Venture	—	54,902
RCPM	3,510	3,855
Lot H5 Venture	19,400	19,400
Total investment in unconsolidated affiliates	$22,910	$104,973
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of zero and $167,000 for the three months ended June 30, 2014 and 2013, respectively, and $228,000 and $352,000 for the six months ended June 30, 2014 and 2013, respectively, which are included in other income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company was entitled to certain promote payments after Walton Street achieved a specified return.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2014, the Company acquired Walton Street's 50.0% interest in the Fairmont Scottsdale Princess Venture. The Company now wholly owns the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. Blackstone, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company could also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceeded both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of $213,000 and $231,000 for the three months ended June 30, 2014 and 2013, respectively, and $422,000 and $418,000 for the six months ended June 30, 2014 and 2013, respectively, which are included in other income, net on the condensed consolidated statements of operations.
On June 11, 2014, the Company acquired Blackstone's 63.6% interest in the Hotel del Coronado Venture. The Company now wholly owns the Hotel del Coronado Venture. The Company has consolidated the Hotel del Coronado Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to zero and $33,000 for the three months ended June 30, 2014 and 2013, respectively, and $18,000 and $50,000 for the six months ended June 30, 2014 and 2013, respectively, and are included in other income, net in the condensed consolidated statements of operations.
Lot H5 Venture
In October 2007, the Company acquired an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico, known as the Lot H5 land parcel. The Company paid cash and executed two $17,500,000 non-interest bearing promissory notes payable to the seller, Cantiles de Mita, S.A. de C.V. (Cantiles), an unaffiliated third party. In September 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. In August 2009, the Company entered into an agreement with Cantiles, whereby the Company was released from its obligation under the second $17,500,000 note in exchange for the Company granting Cantiles a right to an equity interest in the Lot H5 land parcel (Original Lot H5 Venture Agreement). The exchange was subject to Cantiles obtaining certain permits and licenses to develop the Lot H5 land parcel and the execution of an amended venture agreement. Until the conditions of the Original Lot H5 Venture Agreement were satisfied, the Company held 100% legal title to the property and accounted for the Lot H5 land parcel as a consolidated property, which was recorded in investment in hotel properties, net on the Company's condensed consolidated balance sheet. The Company's obligation to grant Cantiles an equity interest in the Lot H5 land parcel was recorded as a liability in accounts payable and accrued expenses on the Company's condensed consolidated balance sheet.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates:
The following is summarized financial information for the Company’s unconsolidated affiliates as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 (in thousands):

	June 30, 2014	December 31, 2013
Assets
Investment in hotel properties, net	$26,757	$715,422
Intangible assets, net	—	42,388
Cash and cash equivalents	8,378	22,029
Restricted cash and cash equivalents	—	14,156
Prepaid expenses and other assets	4,964	30,180
Total assets	$40,099	$824,175
Liabilities and Partners’ Equity
Mortgage and other debt payable	$—	$592,000
Other liabilities	1,943	47,943
Partners’ equity	38,156	184,232
Total liabilities and partners’ equity	$40,099	$824,175

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Hotel operating revenue	$33,821	$61,961	$102,869	$123,247
Residential sales	—	2,851	470	4,235
Total revenues	33,821	64,812	103,339	127,482
Expenses
Hotel operating expenses	22,619	44,511	68,917	88,354
Residential costs of sales	152	2,065	851	2,952
Depreciation and amortization	4,321	8,451	12,796	17,261
Other operating expenses	479	1,197	1,682	2,136
Total operating expenses	27,571	56,224	84,246	110,703
Operating income	6,250	8,588	19,093	16,779
Interest expense, net	(4,173)	(5,755)	(9,736)	(13,109)
Other (expenses) income, net	(36)	(86)	302	(122)
Net income	$2,041	$2,747	$9,659	$3,548
Equity in earnings in unconsolidated affiliates
Net income	$2,041	$2,747	$9,659	$3,548
Partners’ share of income of unconsolidated affiliates	(1,289)	(1,541)	(4,855)	(1,346)
Adjustments for basis differences, taxes and intercompany eliminations	74	250	467	599
Total equity in earnings of unconsolidated affiliates	$826	$1,456	$5,271	$2,801
To the extent that the Company’s cost basis is different than the basis reflected at the unconsolidated affiliate level, the basis difference, excluding amounts attributable to land and goodwill, is amortized over the life of the related asset and included in the Company’s share of equity in earnings of the unconsolidated affiliates.
7. OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of lease expense over the life of the lease. The Company recognized $54,000 and $51,000 of the deferred gain for the three months ended June 30, 2014 and 2013, respectively, and for the six months ended June 30, 2014 and 2013, recognized $107,000 and $102,000, respectively. As of June 30, 2014 and December 31, 2013, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $3,274,000 and $3,385,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,830,000 (adjusting by an index formula) ($5,244,000 based on the foreign exchange rate as of June 30, 2014) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at June 30, 2014 and December 31, 2013 was $2,602,000 and $2,611,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
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
Mortgages and other debt payable, net of discount, at June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

			Balance Outstanding at
Debt	Spread (a)	Maturity	June 30, 2014	December 31, 2013
Hotel del Coronado(b)	3.65%	March 2015	$475,000	$—
Fairmont Scottsdale Princess(c)	0.36%	April 2015	117,000	—
JW Marriott Essex House Hotel(d)	4.00%	September 2015	185,826	185,826
InterContinental Miami(e)	3.50%	July 2016	85,000	85,000
Loews Santa Monica Beach Hotel(f)	2.55%	May 2017	120,000	109,000
Fairmont Chicago	Fixed	June 2017	93,124	93,124
Westin St. Francis	Fixed	June 2017	209,588	209,588
Four Seasons Washington, D.C.(g)	2.25%	June 2017	120,000	130,000
Hyatt Regency La Jolla(h)	4.00%/Fixed	December 2017	89,277	89,312
InterContinental Chicago	Fixed	August 2021	143,504	144,419
Marriott London Grosvenor Square(i)	—	—	—	115,958
Total mortgages payable(j)			1,638,319	1,162,227
Unamortized discount(c)			(1,869)	—
Total mortgages payable, net of discount			1,636,450	1,162,227
Other debt(k)	—	—	—	1,469
Total mortgages and other debt payable, net of discount			$1,636,450	$1,163,696

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.16% at June 30, 2014) for all variable-rate mortgage loans except for those secured by the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (h) below). Interest on the JW Marriott Essex House Hotel is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis loans is paid monthly at an annual fixed rate of 6.09%, and interest on the InterContinental Chicago loan is paid monthly at an annual fixed rate of 5.61%.

(b)
On June 11, 2014, the Company acquired the remaining 63.6% equity interest in the Hotel del Coronado Venture, resulting in the Hotel del Coronado Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Hotel del Coronado Venture and became fully obligated under the entire

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding balance of the mortgage and mezzanine loans secured by the Hotel del Coronado (see note 3). The mortgage and mezzanine loans have three, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options.

(c)
On March 31, 2014, the Company acquired the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture, resulting in the Fairmont Scottsdale Princess Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Fairmont Scottsdale Princess Venture and became fully obligated under the entire outstanding balance of the mortgage loan secured by the Fairmont Scottsdale Princess hotel (see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount, which is being amortized as additional interest expense over the maturity period of the loan.

(d)	The mortgage loan secured by the JW Marriott Essex House Hotel has two, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options.

(e)
The mortgage loan secured by the InterContinental Miami hotel has two, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options. On July 7, 2014, the Company paid off the outstanding balance on the mortgage loan secured by the InterContinental Miami hotel (see note 17).

(f)
On May 29, 2014, the Company refinanced the loan secured by the Loews Santa Monica Beach Hotel and entered into a new $120,000,000 limited recourse loan agreement. The mortgage loan has four, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options.

(g)
On June 30, 2014, the Company refinanced the loan secured by the Four Seasons Washington, D.C. hotel and entered into a new $120,000,000 limited recourse loan agreement. The mortgage loan has two, one-year extension options, subject to certain conditions. The maturity date in the table excludes extension options.

(h)
Interest on $72,000,000 of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,277,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(i)	The Company sold this hotel on March 31, 2014, and the outstanding mortgage loan balance was repaid at closing (see note 4).

(j)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at June 30, 2014.

(k)
A consolidated affiliate of the Company that owned a condominium-hotel development adjacent to the Hotel del Coronado assumed the mortgage loan on a hotel-condominium unit, which accrued interest at an annual fixed rate of 5.00% and was secured by the hotel-condominium unit. The hotel-condominium unit was sold in June 2014 and the loan was repaid.

Bank Credit Facility:
On April 25, 2014, the Company entered into a new $300,000,000 secured bank credit facility agreement. This new facility replaced the $300,000,000 secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The agreement contains an accordion feature, which provides the option to increase the borrowing capacity up to $400,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the new bank credit facility:

•
interest on the facility is payable monthly based upon a leverage-based pricing grid ranging from LIBOR plus 1.75% to LIBOR plus 2.50% in the case of a LIBOR loan or base rate plus 0.75% to base rate plus 1.50% in the case of a base rate loan. The applicable margins are increased, in each case, by 0.25% for the period from April 25, 2014 through March 31, 2015.

•
an unused commitment fee is payable monthly based on the unused revolver balance at a rate of 0.30% per annum in the event that the bank credit facility usage is less than 50% and a rate of 0.20% per annum in the event that the bank credit facility usage is equal to or greater than 50%;

•	maturity date of April 25, 2018, with the right to extend the maturity date for an additional one-year period with an extension fee equal to 0.25%, subject to certain conditions;

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

•
minimum tangible net worth of approximately $1,100,731,000, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding's ability to pay any dividends unless certain conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.
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
The interest rate at June 30, 2014 was 2.16% and the weighted average interest rate for the six months ended June 30, 2014 was 2.95%. At June 30, 2014, maximum availability under the bank credit facility was $300,000,000 and there were no borrowings outstanding under the bank credit facility and outstanding letters of credit of $8,365,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at June 30, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of June 30, 2014 for all mortgages and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2014 (remainder)	$1,340
2015	121,029
2016	7,783
2017	575,008
2018	559,015
Thereafter	374,144
1,638,319
Unamortized discount	(1,869)
Total	$1,636,450
Interest Expense:
Interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $167,000 and $179,000 for the three months ended June 30, 2014 and 2013, respectively, and $395,000 and $440,000 for the six months ended June 30, 2014 and 2013, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,147,000 and $1,253,000 for the three months ended June 30, 2014 and 2013, respectively, and $2,554,000 and $2,528,000 for the six months ended June 30, 2014 and 2013, respectively.
9. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2013 (excluding 797,238 units of SH Funding (OP Units) outstanding at both June 30, 2014 and December 31, 2013, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2013	205,583
RSUs redeemed for shares of SHR common stock	388
Common stock issued	41,400
Outstanding at June 30, 2014	247,371
In June 2014, SHR completed an underwritten public offering of common stock by issuing 41,400,000 shares at a public offering price of $10.50 per share. After underwriting discounts and commissions and transaction expenses, SHR raised net proceeds of approximately $416,753,000. These proceeds were used to fund the acquisition of the remaining equity interest in the Hotel del Coronado Venture (see note 3), to redeem all of the issued and outstanding shares of its Series C Preferred Stock on July 3, 2014 (see note 17), and for general corporate purposes, including, without limitation, reducing its borrowings under its bank credit facility, repaying other debt and funding capital expenditures and working capital.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock:
SHR’s charter provides that it may issue up to 150,000,000 shares of preferred stock, $0.01 par value per share. SHR’s 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) has a perpetual life, and SHR may redeem the shares of the Series B Preferred Stock at $25.00 per share plus accrued distributions.
In June 2014, the Company publicly announced its intention to redeem all of the outstanding 3,827,727 shares of its Series C Preferred Stock on July 3, 2014 (see note 17). The shares of Series C Preferred Stock are to be redeemed at a redemption price of $25.00 per share, or $95,693,000 in total, plus accrued and unpaid dividends from July 1, 2014 up to and including the redemption date in the amount of $0.01719 per share, or $66,000 in total. Following the redemption, dividends on the Series C Preferred Stock will cease to accrue.
The Company became obligated to redeem the Series C Preferred Stock and pay the declared dividends when it made its announcement in June 2014. Therefore, the Company reclassified the Series C Preferred Stock balance from equity to a preferred stock redemption liability and recorded the balance at fair value. The difference between the fair value of the Series C Preferred Stock and the carrying value is recorded in additional paid-in capital. In addition, the Company accrued dividends declared in June for the period from July 1, 2014 up to and including July 3, 2014.
On April 3, 2014, the Company redeemed all of the outstanding 4,148,141 shares of its Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, or $103,704,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.54896 per share, or $2,277,000 in total. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue.
Distributions
Distributions are declared quarterly to holders of shares of issued and outstanding preferred stock. Dividends on the preferred stock are cumulative. SHR's board of directors declared quarterly distributions of $0.51563 per share of Series B Preferred Stock and $0.51563 per share of Series C Preferred Stock for the second quarter of 2014. The distributions were paid on June 30, 2014 to holders of record as of the close of business on June 16, 2014. In addition, the Company declared in June and set apart for payment a dividend on the Series B Preferred Stock for the period from July 1, 2014 up to and including July 3, 2014 at the rate of $0.51563 per share per quarter, or $62,000 in total. The dividend is expected to be paid as part of the normal quarterly dividend on the Series B Preferred Shares on or about September 30, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Common shares issued	415,419	—	415,419	1,334
Net income (loss)	314,991	(4,258)	310,733	1,130
CTA	18,707	—	18,707	72
Derivatives and other activity	3,479	—	3,479	11
Share-based compensation	1,852	—	1,852	5
Preferred stock redemption	(199,480)	—	(199,480)	—
Declared distributions to preferred shareholders	(10,081)	—	(10,081)	—
Redemption value adjustment	282	—	282	(282)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450	2,450	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(7)	(7)	—
Other	468	—	468	(468)
Balance at June 30, 2014	$1,256,150	$90,540	$1,346,690	$9,336

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for shares of common stock	12	—	12	—
Net loss	(8,091)	(4,449)	(12,540)	(51)
CTA	783	—	783	4
Derivatives and other activity	10,362	—	10,362	42
Share-based compensation	(1,324)	—	(1,324)	(5)
Declared distributions to preferred shareholders	(12,083)	—	(12,083)	—
Redemption value adjustment	(2,213)	—	(2,213)	2,213
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(8)	(8)	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	108	—	108	(108)
Balance at June 30, 2013	$694,882	$89,040	$783,922	$7,558

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)
In January 2013, the Company obtained additional ownership interests in a consolidated subsidiary related to the Hotel del Coronado Venture, resulting in the subsidiary becoming wholly-owned by the Company. The Company eliminated the noncontrolling interest related to this entity.

As of June 30, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $9,336,000 (based on the June 30, 2014 SHR common stock closing price of $11.71) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45), respectively. As of June 30, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,558,000 (based on the June 28, 2013 SHR common stock closing price of $8.86) and $5,463,000 (based on the December 31, 2012 SHR common stock closing price of $6.40), respectively.
10. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its fixed interest rate and variable interest rate risk through the use of interest rate derivative instruments. The Company enters into interest rate derivative instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company uses interest rate caps to limit exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
The valuation of the interest rate derivative instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments (CVA) to appropriately reflect its own nonperformance risk and the respective counterparty’s nonperformance risk. When assessing nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of June 30, 2014. As of June 30, 2014 and December 31, 2013, all derivative liabilities are categorized as Level 2.
Derivatives in Cash Flow Hedging Relationships:
Historically, the Company has used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges was recorded in accumulated OCL and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense over the original maturity period of the interest rate swaps. During the next twelve months, an additional $11,800,000 will be reclassified as an increase to interest expense.
At December 31, 2013, the aggregate notional amount of the Company’s interest rate swaps designated as cash flow hedges was $200,000,000. The Company’s interest rate swaps at December 31, 2013 had fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.

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
In April 2014, the Company paid $5,281,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were not designated as hedging instruments. These interest rate swaps were marked to market through earnings through the date of termination, with no additional gain or loss recognized in earnings at the date of termination.
At December 31, 2013, the aggregate notional amount of the Company's interest rate swaps not designated as cash flow hedges was $200,000,000. The Company's interest rate swaps at December 31, 2013 had fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	10	$1,334,000
At June 30, 2014 and December 31, 2013, the aggregate notional amount of the Company’s interest rate cap agreements was $1,334,000,000 and $502,000,000, respectively. The Company’s interest rate caps have LIBOR strike rates ranging from 2.50% to 4.26% and maturity dates ranging from July 2014 to July 2017.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2014	December 31, 2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(19,922)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(7,929)
Interest rate caps	Prepaid expenses and other assets	$280	$40

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of June 30, 2014 or December 31, 2013. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the six months ended June 30, 2014 and 2013 (in thousands):

Balance as of January 1, 2014	$(27,921)
Interest rate swap terminations	22,325
Mark to market adjustments	5,596
Balance as of June 30, 2014	$—

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	12,821
Balance as of June 30, 2013	$(38,265)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of (loss) gain recognized in accumulated OCL	$(141)	$408	$(358)	$301
Effective portion of loss reclassified into interest expense - continuing operations	$(3,298)	$(3,762)	$(6,497)	$(7,771)
Effective portion of loss reclassified into interest expense - discontinued operations	$—	$(1,312)	$—	$(2,616)
Ineffective portion of loss recognized in interest expense - discontinued operations	$—	$(12)	$—	$(29)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(37)	$(39)	$(129)	$(104)
Interest rate caps:
(Loss) gain recognized in other income, net	$(11)	$64	$(34)	$22

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs and Performance-Based RSUs:
During the six months ended June 30, 2014, SHR granted 355,759 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will generally vest over three years.
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
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Company recorded compensation expense of $1,392,000 and $1,878,000 related to RSUs and performance-based RSUs for the three months ended June 30, 2014 and 2013, respectively, and $2,850,000 and $2,993,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was unrecognized compensation expense of $4,270,000 related to unvested RSUs and $4,893,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 1.85 years for unvested RSUs and 1.98 years for performance share awards.
12. RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade Investment, L.L.C. (Cascade) for proceeds of $203,197,000 (see note 4). Cascade beneficially owned approximately 6.4% of SHR's common stock as of the closing date.
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
Letters of Credit:
As of June 30, 2014, the Company provided a $8,365,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below that is outstanding under the bank credit facility. In addition, the Company provided a $75,000 letter of credit related to its office space lease. During the second quarter of 2014, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of June 30, 2014, the Company’s obligations under these contracts amounted to approximately $5,589,000, which excludes amounts related to retention. The construction activities are expected to be completed in 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of June 30, 2014, the Essex House Hotel Venture's obligation under this agreement is approximately $3,868,000. The improvements are to be completed by December 2014.
Other Required Renovations
Under the provisions of various lender agreements, the Company is required to fund capital expenditures for property improvements and renovations. As of June 30, 2014, the Company's obligation under these agreements is approximately $858,000, which excludes amounts related to retention. As of June 30, 2014, the Company has $1,630,000 included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders. The renovations are to be completed by December 2014.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2014 and December 31, 2013, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At June 30, 2014 and December 31, 2013, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,658,000,000 and $1,288,000,000, respectively.
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
Derivative financial instruments have been recorded at their estimated fair values.
15. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of June 30, 2014, the Company’s foreign operations and long-lived assets consisted of ownership interests in two Mexican unconsolidated affiliates and one leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2013) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$274,844	$225,941	$468,200	$405,921
Europe	1,319	1,160	2,618	2,360
Total	$276,163	$227,101	$470,818	$408,281

	June 30, 2014	December 31, 2013
Long-lived Assets:
United States	$2,852,515	$1,771,291
Europe	—	91,677
Total	$2,852,515	$1,862,968
16. MANAGEMENT AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. Since the commencement of the performance guarantee, the Essex House Hotel Venture has received payments of $14,179,000 which have been recognized in earnings, and has received payments of an additional $6,061,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement.
Asset Management Agreements
The Company has entered into asset management agreements with unaffiliated third parties to provide asset management services to hotels not owned by the Company. The Company earns base management fees and has the potential to earn additional incentive fees. The Company earned fees of $100,000 and $100,000 for the three months ended June 30, 2014 and 2013, respectively, and fees of $200,000 and $200,000 for the six months ended June 30, 2014 and 2013, respectively, under these agreements, which are included in other income, net in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
On July 3, 2014, the Company redeemed all of the outstanding shares of its Series C Preferred Stock (see note 9).
On July 7, 2014 the Company paid off the outstanding balance on the mortgage loan secured by the InterContinental Miami hotel. The Company is currently evaluating financing alternatives.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). On June 29, 2004, we completed our initial public offering (IPO) of our common stock. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of June 30, 2014.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of June 30, 2014. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2014, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the second quarter of 2014, driven by improved transient demand and increases in average room rates.
The second quarter of 2014 represented the seventeenth consecutive quarter of RevPAR growth and profit margin expansion for our total United States portfolio of 15 hotels. For the quarter ended June 30, 2014, RevPAR for our total United States portfolio increased 5.3%, driven by a 4.9% increase in ADR and a 0.3 percentage point increase in occupancy, compared to the quarter ended June 30, 2013. Group occupied room nights were flat while transient occupied room nights increased 0.6 percentage points.  Transient ADR increased 5.5% compared to the quarter ended June 30, 2013 and group ADR increased 3.9%. The key indicators of operating performance of our United States portfolio, including RevPAR and ADR, differ from the key indicators of operating performance of our Total Portfolio (which is defined within "—Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions"), which are discussed in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our United States portfolio includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado for periods prior to our full ownership, and the Total Portfolio only includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado during our period of full ownership.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total United States portfolio of hotels, definite group room nights for 2014 as of June 30, 2014 are up 7.2% compared to the same time last year and booked at 3.2% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for limited supply growth into the future.
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
Factors Affecting Our Results of Operations
Acquisition of Interests in Consolidated Properties. On May 27, 2014, we entered into an agreement with certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone), whereby we agreed to acquire Blackstone’s 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture) for a cash payment of $210.0 million. We also became fully obligated under the entire $475.0 million mortgage and mezzanine loans outstanding. Effective as of the closing of the transaction on June 11, 2014, we own 100.0% of the Hotel del Coronado Venture.
On March 31, 2014, we entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby we agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) for a cash payment of $90.6 million. We also became fully obligated under the entire $117.0 million mortgage loan outstanding. We now own 100% of the Fairmont Scottsdale Princess Venture.

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
Our Same Store Assets for purposes of the comparison of the three and six months ended June 30, 2014 and 2013 exclude the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2014 and 2013 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2014	2013	2014	2013
Revenues:
Rooms	53.5%	55.3%	54.5%	55.3%
Food and beverage	36.1%	34.8%	35.6%	34.8%
Other hotel operating revenue	9.8%	9.3%	9.3%	9.3%
Lease revenue	0.6%	0.6%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•
Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, Internet access, space rentals, retail and other guest services and is also driven by occupancy.

•	Lease revenue. We sublease our interest in the Marriott Hamburg hotel to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds.
Changes in our revenues are most easily explained by performance indicators that are used in the hotel real estate industry:

•	average daily occupancy;

•	ADR, which stands for average daily rate, is equal to rooms revenue divided by the number of occupied rooms;

•	RevPAR, which stands for revenue per available room, is equal to rooms revenue divided by the number of rooms available; and

•
Total RevPAR, which stands for total revenue per available room, is equal to the sum of rooms revenue, food and beverage revenue and other hotel operating revenue, divided by the number of rooms available.

For purposes of calculating our Total Portfolio RevPAR for the three and six months ended June 30, 2014 and 2013, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg hotel because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Fairmont Scottsdale Princess hotel and the Hotel del Coronado for the three and six months ended June 30, 2014 and 2013. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 57.3% and 59.5% of the rooms sold during the six months ended June 30, 2014 and 2013, respectively. The percentage of transient customers for our Total Portfolio has been impacted by our consolidation of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado in March 2014 and June 2014, respectively, both of which have a higher percentage of group occupancy as compared to transient occupancy. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 42.7% and 40.5% of the rooms sold during the six months ended June 30, 2014 and 2013, respectively. The percentage of group customers for our Total Portfolio has been impacted by our consolidation of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado in March 2014 and June 2014, respectively, both of which have a higher percentage of group occupancy as compared to transient occupancy. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2013 and through the second quarter of 2014, demand at our hotels increased, despite tepid U.S. GDP growth, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
In addition to economic conditions, supply is another important factor that can affect revenues. Room rates and occupancy tend to fall when supply increases unless the supply growth is offset by an equal or greater increase in demand. One reason we target upper upscale and luxury hotels in select urban and resort markets, including major business centers and leisure destinations, is because they tend to be in locations that have greater supply constraints such as lack of available land, high development costs, long development and entitlement lead times, and brand trade area restrictions that prevent the addition of a certain brand or brands in close proximity. Nevertheless, our hotels are not insulated from competitive pressures and our hotel operators may lower room rates to compete more aggressively for guests in periods when occupancy declines.
Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2014 and 2013 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2014	2013	2014	2013
Hotel Operating Expenses:
Rooms	20.7%	21.0%	21.0%	21.1%
Food and beverage	33.5%	33.8%	33.8%	33.8%
Other departmental expenses	33.0%	32.4%	32.4%	32.5%
Management fees	4.2%	3.5%	4.1%	3.6%
Other hotel expenses	8.6%	9.3%	8.7%	9.0%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 55.5% and 51.7% of the Total Portfolio total hotel operating expenses for the six months ended June 30, 2014 and 2013, respectively.
Most categories of variable operating expenses, such as utilities and certain labor such as housekeeping, fluctuate with changes in occupancy. Increases in RevPAR attributable to increases in occupancy are accompanied by increases in most categories of variable operating costs and expenses while increases in RevPAR attributable to increases in ADR typically only result in increases in limited categories of operating costs and expenses, such as management fees charged by our operators, which are based on hotel revenues. Therefore, changes in ADR have a more significant impact on operating margins.
Lease Expense. As a result of the sale-leaseback transaction of the Marriott Hamburg hotel, we record lease expense in our condensed consolidated statements of operations. In conjunction with the sale-leaseback transaction, we also recorded a deferred gain, which is amortized as an offset to lease expense.
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent and transaction costs.
Recent Events. In addition to the changes to the consolidated hotel properties and unconsolidated affiliates noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:
Bank Credit Facility. On April 25, 2014, we entered into a new $300.0 million secured, bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The facility's interest rate is based upon a leverage-based pricing grid ranging from London Interbank Offered Rate (LIBOR) plus 175 basis points to LIBOR plus 250 basis points. The facility expires on April 25, 2018, with a one-year extension available, subject to certain conditions. See "—Liquidity and Capital Resources—Bank Credit Facility."

Interest Rate Swap Terminations. On April 21, 2014, we paid $22.7 million, including accrued and unpaid interest, to terminate all of our remaining interest rate swaps with a combined notional amount of $400.0 million.
Preferred Stock Redemptions. On July 3, 2014, we redeemed all of the outstanding 3,827,727 shares of our 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock). The shares of the Series C Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends from July 1, 2014 up to and including July 3, 2014 in the amount of $0.01719 per share, for a total redemption cost of $95.8 million. Following the redemption, dividends on the Series C Preferred Stock ceased to accrue.
On April 3, 2014, we redeemed all of the outstanding 4,181,141 shares of our 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock). The shares of the Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of $106.0 million. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue.
Mortgage Loan Agreements. On July 7, 2014 we paid off the outstanding balance on the mortgage loan secured by the InterContinental Miami hotel. We are currently evaluating financing alternatives.
On June 30, 2014, we refinanced the loan secured by the Four Seasons Washington, D.C. hotel. The principal was reduced to $120.0 million and the interest rate was reduced to one-month LIBOR plus 2.25% from one-month LIBOR plus 3.15%. The loan has an initial maturity date of June 30, 2017 with two, one-year extension options, subject to certain conditions.
On May 29, 2014, we refinanced the loan secured by the Loews Santa Monica Beach Hotel. The principal was increased to $120.0 million and the interest rate was reduced to one-month LIBOR plus 2.55% from one-month LIBOR plus 3.85%. The loan has an initial maturity date of May 29, 2017 with four, one-year extension options, subject to certain conditions.
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

Comparison of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013
Operating Results
The following table presents the operating results for the three months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$148,874	$127,484	$21,390	16.8%	$132,690	$127,484	$5,206	4.1%
Food and beverage	100,028	79,966	20,062	25.1%	84,159	79,966	4,193	5.2%
Other hotel operating revenue	25,942	18,491	7,451	40.3%	19,985	18,486	1,499	8.1%
Lease revenue	1,319	1,160	159	13.7%	1,319	1,160	159	13.7%
Total revenues	276,163	227,101	49,062	21.6%	238,153	227,096	11,057	4.9%
Operating Costs and Expenses:
Hotel operating expenses	199,396	168,342	(31,054)	(18.4)%	172,313	167,536	(4,777)	(2.9)%
Lease expense	1,260	1,206	(54)	(4.5)%	1,260	1,206	(54)	(4.5)%
Depreciation and amortization	28,058	24,691	(3,367)	(13.6)%	22,505	24,563	2,058	8.4%
Corporate expenses	7,198	7,209	11	0.2%	—	—	—	—
Total operating costs and expenses	235,912	201,448	(34,464)	(17.1)%	196,078	193,305	(2,773)	(1.4)%
Operating income	40,251	25,653	14,598	56.9%	$42,075	$33,791	$8,284	24.5%
Interest expense, net	(19,537)	(19,440)	(97)	(0.5)%
Equity in earnings of unconsolidated affiliates	826	1,456	(630)	(43.3)%
Foreign currency exchange (loss) gain	(8)	84	(92)	(109.5)%
Gain on consolidation of affiliates	65,349	—	65,349	100.0%
Other income, net	795	745	50	6.7%
Income before income taxes and discontinued operations	87,676	8,498	79,178	931.7%
Income tax expense	(207)	(72)	(135)	(187.5)%
Income from continuing operations	87,469	8,426	79,043	938.1%
Income from discontinued operations, net of tax	604	329	275	83.6%
Net income	88,073	8,755	79,318	906.0%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(281)	(36)	(245)	(680.6)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	217	597	(380)	(63.7)%
Net income attributable to SHR	$88,009	$9,316	$78,693	844.7%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$42,075	$33,791	$8,284	24.5%
Corporate expenses					(7,198)	(7,209)	11	0.2%
Corporate depreciation and amortization					(123)	(127)	4	3.1%
Non-Same Store Assets operating income (loss)					5,497	(802)	6,299	785.4%
Total Portfolio operating income					$40,251	$25,653	$14,598	56.9%
Operating Data (1):
Number of hotels	16	14			14	14
Number of rooms	7,865	6,456			6,459	6,456

(1)
Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes properties included in discontinued operations. The Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which were unconsolidated affiliates until we acquired 100% ownership on March 31, 2014 and June 11, 2014, respectively, are included in our 2014 Total Portfolio data but are excluded from our 2013 Total Portfolio data and our Same Store Assets data.
Rooms. Our Same Store Assets contributed to a $5.2 million, or 4.1%, increase in rooms revenue for the three months ended June 30, 2014 from the three months ended June 30, 2013. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	81.1%	81.2%	(0.1)%
ADR	$290.89	$279.07	4.2%
RevPAR	$236.04	$226.72	4.1%
The increase in RevPAR for the Same Store Assets resulted from a 4.2% increase in ADR offset by a 0.1 percentage-point decrease in occupancy. Rooms revenue increased primarily due to 4.2% and 3.7% increases in transient and group ADR, respectively, resulting from improving market conditions at many of our Same Store Assets for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013. Our InterContinental Chicago and Fairmont Chicago hotels experienced declines in rooms revenue, which have been impacted by increased supply in the Chicago market and declines in citywide conventions when compared to prior year.
For the Total Portfolio, rooms revenue increased $21.4 million, or 16.8%, for the three months ended June 30, 2014 from the three months ended June 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio rooms revenue includes $16.2 million of rooms revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
The components of RevPAR from our Total Portfolio for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended June 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	80.8%	81.2%	(0.5)%
ADR	$289.97	$279.07	3.9%
RevPAR	$234.23	$226.72	3.3%

Food and Beverage. Our Same Store Assets experienced a $4.2 million, or 5.2%, increase in food and beverage revenue for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, primarily due to an increase in banquet and catering revenues from strong group spend at many of our Same Store Assets. Additionally, the InterContinental Miami and the Ritz-Carlton Laguna Niguel hotels had increases in outlet revenue due to strong transient demand. For the Total Portfolio, food and beverage revenue increased $20.1 million, or 25.1%, when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio food and beverage revenue includes $15.9 million additional food and beverage revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $7.5 million, or 40.3%, when comparing the three months ended June 30, 2014 to the three months ended June 30, 2013, which primarily relates to $5.9 million additional other hotel operating revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2014 and 2013, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$41,268	$36,087	$(5,181)	(14.4)%	$36,902	$36,087	$(815)	(2.3)%
Food and beverage	67,077	57,289	(9,788)	(17.1)%	58,896	57,289	(1,607)	(2.8)%
Other departmental expenses	66,238	53,285	(12,953)	(24.3)%	55,246	53,285	(1,961)	(3.7)%
Management fees	9,241	6,447	(2,794)	(43.3)%	7,633	6,447	(1,186)	(18.4)%
Other hotel expenses	15,572	15,234	(338)	(2.2)%	13,636	14,428	792	5.5%
Total hotel operating expenses	$199,396	$168,342	$(31,054)	(18.4)%	$172,313	$167,536	$(4,777)	(2.9)%
For our Total Portfolio, hotel operating expenses increased by $31.1 million, or 18.4%, primarily due to $27.1 million additional operating expenses from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $3.4 million, or 13.6%, for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, primarily due to $5.4 million additional depreciation and amortization expense from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Interest Expense, Net. The $0.1 million, or 0.5%, increase in interest expense, net for the three months ended June 30, 2014 when compared to the three months ended June 30, 2013, was primarily due to:

•	a $1.8 million decrease in gains related to the mark to market of certain interest rate swaps,

•	a $1.5 million increase in the amortization of interest rate swap costs,

•	a $1.1 million increase attributable to higher average borrowings, and

•	a $0.6 million increase in the amortization of the debt discount, partially offset by

•
a $4.9 million decrease due to lower average interest rates, which includes the impact of refinancing certain debt with lower interest rates and the decrease in interest rate swap payments resulting from our interest rate swap terminations in April 2014.

The components of interest expense, net for the three months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Mortgages and other debt	$(15,314)	$(18,213)
Bank credit facility	(486)	(1,384)
Amortization of deferred financing costs	(1,147)	(1,186)
Amortization of debt discount	(623)	—
Amortization of interest rate swap costs	(2,704)	(1,209)
Mark to market of certain interest rate swaps	520	2,353
Interest income	50	20
Capitalized interest	167	179
Total interest expense, net	$(19,537)	$(19,440)
The weighted average debt outstanding for the three months ended June 30, 2014 and 2013 amounted to $1.3 billion and $1.2 billion, respectively. At June 30, 2014, approximately 28.3% of our total debt had fixed interest rates.
Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Three months ended June 30, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in earnings (losses)	$—	$880	$(54)	$826
Depreciation and amortization	—	1,572	—	1,572
Interest expense	—	1,518	—	1,518
Income tax expense (benefit)	—	87	(23)	64
Three months ended June 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in earnings	$913	$481	$62	$1,456
Depreciation and amortization	1,632	1,886	—	3,518
Interest expense	196	1,944	7	2,147
Income tax expense	—	31	20	51

(1)
The Fairmont Scottsdale Princess Venture consisted of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess hotel that was not previously owned by us and no longer account for the investment using the equity method of accounting.

(2)
The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado as of February 4, 2011. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and no longer account for the investment using the equity method of accounting.

(3)	These affiliates include the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture.
We recorded $0.8 million of equity in earnings during the three months ended June 30, 2014, which is a $0.6 million decrease from the $1.5 million equity in earnings recorded during the three months ended June 30, 2013, primarily due to the acquisitions of the remaining equity interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture. Subsequent to each acquisition, these operating results have been accounted for as consolidated affiliates.

Gain on Consolidation of Affiliates. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $65.3 million for the three months ended June 30, 2014, which represents the difference between the fair value and carrying value of our preexisting equity interest in the Hotel del Coronado, offset by acquisition costs.

Comparison of Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013
Operating Results

The following table presents the operating results for the six months ended June 30, 2014 and 2013, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$251,974	$225,748	$26,226	11.6%	$235,790	$225,748	$10,042	4.4%
Food and beverage	170,045	142,023	28,022	19.7%	154,176	142,023	12,153	8.6%
Other hotel operating revenue	46,181	38,150	8,031	21.1%	40,223	38,141	2,082	5.5%
Lease revenue	2,618	2,360	258	10.9%	2,618	2,360	258	10.9%
Total revenues	470,818	408,281	62,537	15.3%	432,807	408,272	24,535	6.0%
Operating Costs and Expenses:
Hotel operating expenses	362,741	322,735	(40,006)	(12.4)%	335,608	321,609	(13,999)	(4.4)%
Lease expense	2,518	2,382	(136)	(5.7)%	2,518	2,382	(136)	(5.7)%
Depreciation and amortization	50,263	49,599	(664)	(1.3)%	44,586	49,340	4,754	9.6%
Corporate expenses	14,391	12,972	(1,419)	(10.9)%	—	—	—	—%
Total operating costs and expenses	429,913	387,688	(42,225)	(10.9)%	382,712	373,331	(9,381)	(2.5)%
Operating income	40,905	20,593	20,312	98.6%	50,095	34,941	$15,154	43.4%
Interest expense, net	(37,784)	(39,093)	1,309	3.3%
Equity in earnings of unconsolidated affiliates	5,271	2,801	2,470	88.2%
Foreign currency exchange loss	(6)	(2)	(4)	(200.0)%
Gain on consolidation of affiliates	143,466	—	143,466	100.0%
Other income, net	1,218	877	341	38.9%
Income (loss) before income taxes and discontinued operations	153,070	(14,824)	167,894	1,132.6%
Income tax expense	(246)	(85)	(161)	(189.4)%
Income (loss) from continuing operations	152,824	(14,909)	167,733	1,125.0%
Income from discontinued operations, net of tax	159,039	2,318	156,721	6,761.0%
Net income (loss)	311,863	(12,591)	324,454	2,576.9%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(1,130)	51	(1,181)	(2,315.7)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	4,258	4,449	(191)	(4.3)%
Net income (loss) attributable to SHR	$314,991	$(8,091)	$323,082	3,993.1%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$50,095	$34,941	$15,154	43.4%
Corporate expenses					(14,391)	(12,972)	(1,419)	(10.9)%
Corporate depreciation and amortization					(246)	(258)	12	4.7%
Non-Same Store Assets operating income (loss)					5,447	(1,118)	6,565	587.2%
Total Portfolio operating income					$40,905	$20,593	$20,312	98.6%
Operating Data (1):
Number of hotels	16	14			14	14
Number of rooms	7,865	6,456			6,459	6,456

(1) Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes properties included in discontinued operations. The Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which were unconsolidated affiliates until we acquired 100% ownership on March 31, 2014 and June 11, 2014, respectively, are included in our 2014 Total Portfolio data but are excluded from our 2013 Total Portfolio data and our Same Store Assets data.
Rooms. Our Same Store Assets contributed to a $10.0 million, or 4.4%, increase in rooms revenue for the six months ended June 30, 2014 from the six months ended June 30, 2013. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	74.7%	74.3%	0.5%
ADR	$282.28	$270.92	4.2%
RevPAR	$210.86	$201.37	4.7%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 4.2% increase in ADR and a 0.4 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 5.2% and 3.0% increase in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. Several of our Same Store Assets experienced declines in rooms revenue, including the Fairmont Chicago hotel, which was impacted by bad weather early in the year and an increase in supply in the Chicago market, and at the Hyatt Regency La Jolla hotel, which was impacted by rooms displacement due to a rooms renovation.
For the Total Portfolio, rooms revenue increased $26.2 million, or 11.6%, for the six months ended June 30, 2014 from the six months ended June 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio rooms revenue includes $16.2 million additional rooms revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
The components of RevPAR from our Total Portfolio for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Six Months Ended June 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	74.9%	74.3%	0.8%
ADR	$282.31	$270.92	4.2%
RevPAR	$211.44	$201.37	5.0%
Food and Beverage. Our Same Store Assets experienced a $12.2 million, or 8.6%, increase in food and beverage revenue for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 primarily due to an increase in banquet and catering revenues from strong group spend at many of our Same Store Assets. Additionally, the InterContinental Miami and the Ritz-Carlton Laguna Niguel hotels had increases in outlet revenue due to strong transient demand. For the Total Portfolio, food and beverage revenue increased $28.0 million, or 19.7%, when comparing the six months ended June 30, 2014 to the six months ended June 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio food and beverage revenue includes $15.9 million additional food and beverage revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $8.0 million, or 21.1%, for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013 primarily due to an additional $5.9 million of other hotel operating revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2014 and 2013, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$74,975	$67,850	$(7,125)	(10.5)%	$70,608	$67,850	$(2,758)	(4.1)%
Food and beverage	121,680	108,839	(12,841)	(11.8)%	113,500	108,839	(4,661)	(4.3)%
Other departmental expenses	119,817	104,466	(15,351)	(14.7)%	108,825	104,466	(4,359)	(4.2)%
Management fees	15,019	11,457	(3,562)	(31.1)%	13,410	11,457	(1,953)	(17.0)%
Other hotel expenses	31,250	30,123	(1,127)	(3.7)%	29,265	28,997	(268)	(0.9)%
Total hotel operating expenses	$362,741	$322,735	$(40,006)	(12.4)%	$335,608	$321,609	$(13,999)	(4.4)%
The increase of $14.0 million, or 4.4%, in hotel operating expenses for our Same Store Assets includes an increase in payroll costs, management fees, food and beverage costs, and travel agent commissions which is consistent with the changes in the associated revenues. For the Total Portfolio, hotel operating expenses increased by $40.0 million, or 12.4%, for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, primarily due to $27.1 million additional hotel operating expenses from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Corporate Expenses. Corporate expenses increased $1.4 million, or 10.9%, for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and transaction costs. The increase in corporate expenses is primarily due to costs related to an activist shareholder.
Interest Expense, Net. The $1.3 million, or 3.3%, decrease in interest expense, net for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013, was primarily due to:

•
a $4.4 million decrease due to lower average interest rates which includes the impact of refinancing certain debt with lower interest rates and the decrease in interest rate swap payments resulting from our interest rate swap terminations in April 2014,

•	a $0.1 million decrease attributable to lower average borrowings, and

•	a $0.1 million increase in interest income, partially offset by

•	a $1.8 million decrease in gains related to the mark to market of certain interest rate swaps,

•	a $0.7 million increase in amortization of interest rate swap costs,

•	a $0.6 million increase in the amortization of the debt discount,

•	a $0.1 million increase in amortization of deferred financing costs, and

•	a $0.1 million decrease in capitalized interest.

The components of interest expense, net for the six months ended June 30, 2014 and 2013 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Mortgages and other debt	$(33,307)	$(36,311)
Bank credit facility	(1,344)	(2,815)
Amortization of deferred financing costs	(2,438)	(2,392)
Amortization of debt discount	(623)	—
Amortization of interest rate swap costs	(3,359)	(2,696)
Mark to market of certain interest rate swaps	2,815	4,651
Interest income	77	30
Capitalized interest	395	440
Total interest expense, net	$(37,784)	$(39,093)
The weighted average debt outstanding for each of the six months ended June 30, 2014 and 2013 amounted to $1.2 billion and $1.2 billion, respectively. At June 30, 2014 approximately 28.3% of our total debt had fixed interest rates.
Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Six months ended June 30, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings	$4,846	$600	$(175)	$5,271
Depreciation and amortization	1,551	3,526	—	5,077
Interest expense	168	3,418	1	3,587
Income tax expense	—	(143)	(78)	(221)
Six months ended June 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings (losses)	$3,655	$(930)	$76	$2,801
Depreciation and amortization	3,472	3,751	1	7,224
Interest expense	390	4,434	24	4,848
Income tax (benefit) expense	—	(63)	23	(40)
We recorded $5.3 million of equity in earnings during the six months ended June 30, 2014, which is a $2.5 million change from the $2.8 million equity in earnings recorded during the six months ended June 30, 2013, primarily due to an increase in operating income at the Fairmont Scottsdale Princess hotel and a decrease in interest expense at the Hotel del Coronado during the periods that they were accounted for as unconsolidated affiliates.
Gain on Consolidation of Affiliates. On March 31, 2014 we acquired the 50.0% interest in the Fairmont Scottsdale Princess hotel that was not previously owned by us and recorded a gain on consolidation of affiliate of $78.1 million for the six months ended June 30, 2014. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $65.4 million for the six months ended June 30, 2014.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased $156.7 million for the six months ended June 30, 2014 when compared to the six months ended June 30, 2013. The increase in income from discontinued operations is primarily due to gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the six months ended June 30, 2014.

Net (Income) Loss Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net income or loss attributable to the noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. Net income attributable to the noncontrolling interests in SHR's partnership for the six months ended June 30, 2014 was $1.1 million, a change of $1.2 million from net loss attributable to the noncontrolling interests in SHR's partnership of $0.1 million in the prior period primarily due to gains recognized during the six months ended June 30, 2014 for sales of assets and consolidation of affiliates.

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
Capital expenditures for the six months ended June 30, 2014 and 2013 amounted to $35.6 million and $36.5 million, respectively. Included in the 2014 and 2013 amounts were $0.4 million and $0.4 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2014, we expect to spend approximately $40 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $22 million on owner-funded projects, which includes those required by lenders, subject to adjustments based on continued evaluation.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of June 30, 2014, we had approximately $175.7 million of available corporate level cash, not including restricted cash and cash currently held by the hotels, which was used to redeem the Series C Preferred Stock and to pay off the outstanding balance on the mortgage loan secured by the InterContinental Miami hotel. Additionally, we anticipate our new $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during the next twelve months (see – “Bank Credit Facility” below). As of June 30, 2014, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility agreement, and we had zero outstanding borrowings and $8.4 million in letters of credit outstanding on our $300.0 million bank credit facility .
Our available capacity under the new bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of August 5, 2014, the outstanding borrowings and letters of credit under the new bank credit facility in the aggregate were $19.4 million.
We believe that the measures we have taken described below should be sufficient to satisfy our liquidity needs for the next 12 months.
In May and June 2014, we refinanced mortgage loans secured by the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel whereby we reduced the interest rate spreads on both loans and staggered and extended maturities to 2021 and 2019, respectively, assuming extension options are exercised (see – “Mortgages and other debt payable” below).
In June 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $416.8 million. We used the proceeds to fund the acquisition of the remaining 63.6% interest in the Hotel del Coronado Venture not previously owned by us, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, and for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, repaying other debt and funding capital expenditures and working capital.
On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of approximately $203.2 million. We used the proceeds to redeem all of the issued and outstanding shares of our Series A Preferred Stock and repay indebtedness under the bank credit facility. On March 31, 2014, we sold the Marriott London Grosvenor Square hotel for proceeds of approximately $208.3 million, which includes amounts used to repay the outstanding mortgage loan balance, and used the proceeds to acquire the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture not previously owned by us.

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

•	restrictions on SHR and SH Funding’s ability to pay dividends. Such restrictions include:

•	prohibitions on SHR and SH Funding's ability to pay any dividends unless conditions are met; and

•	prohibitions on SHR and SH Funding’s ability to issue dividends in cash or in kind at any time an event of default shall have occurred.
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
Mortgages payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages payable, net of discount as of June 30, 2014 (in thousands):

	Balance as of June 30, 2014	Remainder of 2014	2015	2016	2017	2018	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,277	$—	$—	$—	$89,277	$—	$—
Fairmont Scottsdale Princess, LIBOR plus 0.36%	117,000	—	117,000	—	—	—	—
Hotel del Coronado, LIBOR plus 3.65%	475,000	—	—	—	—	475,000	—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	—	—	—	120,000
Fairmont Chicago, 6.09%	93,124	—	—	—	93,124	—	—
Westin St. Francis, 6.09%	209,588	—	—	—	209,588	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	—	—	—	120,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%(2)	185,826	—	1,200	4,800	179,826	—	—
InterContinental Miami, LIBOR plus 3.50%(3)	85,000	422	889	952	1,021	81,716	—
InterContinental Chicago, 5.61%	143,504	918	1,940	2,031	2,172	2,299	134,144
Total mortgages payable(4)	1,638,319	1,340	121,029	7,783	575,008	559,015	374,144
Unamortized discount	(1,869)	—	—	—	—	—	—
Total mortgages and other debt payable, net of discount	$1,636,450	$1,340	$121,029	$7,783	$575,008	$559,015	$374,144

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.3 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	Subject to a 0.75% LIBOR floor.

(3)
On July 7, 2014, we paid off the outstanding balance on the mortgage loan secured by the InterContinental Miami hotel. We are currently evaluating financing alternatives. See "Item 1. Financial Statements - 17. Subsequent Events."

(4)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2014.

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
Equity Securities
As of June 30, 2014, we had 3,205,787 RSUs and performance-based RSUs outstanding, of which 1,123,472 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2013 to June 30, 2014 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2013	205,582,838	797,238	206,380,076
RSUs redeemed for shares of our common stock	388,548	—	388,548
Common stock issued	41,400,000	—	41,400,000
Outstanding at June 30, 2014	247,371,386	797,238	248,168,624
Cash Flows
Operating Activities. Net cash provided by operating activities was $23.6 million for the six months ended June 30, 2014 compared to net cash provided by operating activities of $24.2 million for the six months ended June 30, 2013. Cash flows from operations decreased from 2013 to 2014 primarily due to income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel during the six months ended June 30, 2014, which offset the impact of increased operating income at the properties and decreases in cash interest paid.
Investing Activities. Net cash provided by investing activities was $89.4 million for the six months ended June 30, 2014 and net cash used in investing activities was $25.6 million for the six months ended June 30, 2013. The significant investing activities during these periods are summarized below:

•
We acquired the 50.0% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture not previously owned by us for aggregate cash payments of $300.6 million during the six months ended June 30, 2014.

•
We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $203.2 million and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $208.3 million, which includes amounts used to repay the outstanding mortgage loan balance, during the six months ended June 30, 2014.

•	We received cash from unconsolidated affiliates of $2.2 million and $17.2 million during the six months ended June 30, 2014 and 2013, respectively.

•	We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the six months ended June 30, 2014.

•
We acquired unrestricted cash of $22.2 million through our acquisitions of the 50.0% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado during the six months ended June 30, 2014.

•
We disbursed $35.6 million and $36.5 million during the six months ended June 30, 2014 and 2013, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents decreased by $5.4 million during the six months ended June 30, 2014 and increased by $7.5 million during the three months ended June 30, 2013.
Financing Activities. Net cash provided by financing activities was $49.8 million for the six months ended June 30, 2014 and net cash used in financing activities was $3.5 million for the six months ended June 30, 2013. The significant financing activities during these periods are summarized below:

•	We received proceeds from an underwritten public offering of common stock , net of offering costs, of approximately $416.8 million during the six months ended June 30, 2014.

•	We paid $103.8 million to redeem all of the the issued and outstanding shares of our Series A Preferred Stock during the six months ended June 30, 2014.

•	We distributed $10.0 million to our preferred shareholders during the six months ended June 30, 2014.

•	We paid $22.3 million to terminate interest rate swaps during the six months ended June 30, 2014.

•	We paid $4.2 million in financing costs that were deferred during the six months ended June 30, 2014.

•
We made net payments of $110.0 million on our bank credit facility during the six months ended June 30, 2014 and we had net borrowings of $11.0 million on our bank credit facility during the six months ended June 30, 2013.

•	We made net payments of $118.1 million and $7.3 million on mortgages and other debt during the six months ended June 30, 2014 and 2013, respectively.

•
We received contributions of $2.5 million and $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the six months ended June 30, 2014 and 2013, respectively.

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
On July 3, 2014, we redeemed all of the outstanding 3,827,727 shares of our Series C Preferred Stock. The shares of Series C Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends from July 1, 2014 up to and including July 3, 2014 in the amount of $0.01719 per share, for a total redemption cost of approximately $95.8 million. Following the redemption, dividends on the Series C Preferred Stock ceased to accrue. On April 3, 2014, we redeemed all of the outstanding 4,181,141 shares of our Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of approximately $106.0 million. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue. Our board of directors declared quarterly distributions of $0.51563 per share of Series C Preferred Stock and $0.51563 per share of Series B Preferred Stock for the second quarter of 2014 with distributions paid on June 30, 2014, to holders of record as of the close of business on June 16, 2014. In addition, our board of directors declared, and we set apart for payment, a dividend on the Series B Preferred Stock for the period from July 1, 2014 up to and including July 3, 2014 at the rate of $0.51563 per share (per quarter). The dividend is expected to be paid as part of the normal quarterly dividend on the Series B Preferred Shares on or about September 30, 2014.
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

Contractual Obligations
The following table summarizes our future payment obligations and commitments as of June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,638,319	$1,340	$128,812	$1,134,023	$374,144
Interest on long-term debt obligations (3)	273,144	34,250	135,439	74,294	29,161
Operating lease obligations—ground leases and office space	134,812	1,663	6,689	5,960	120,500
Operating leases—Marriott Hamburg	83,905	2,622	10,488	10,488	60,307
Purchase commitments (4)	10,315	10,315	—	—	—
Total	$2,140,495	$50,190	$281,428	$1,224,765	$584,112

(1)	These amounts represent obligations that are due within fiscal year 2014.

(2)
Long-term debt obligations include our bank credit facility and mortgages and exclude the unamortized discount. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2014.

(4)
Amounts include executed construction contracts, obligations under the JW Marriott Essex House Hotel property improvement plan, and other required property improvements and renovations. As of June 30, 2014, we have $1.6 million included in restricted cash reserves for capital expenditures related to property improvements and renovations required by certain lenders.

Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of June 30, 2014, $36.0 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.8 million as of December 31, 2013. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million and $3.7 million for the six months ended June 30, 2014 and 2013, respectively.
Hotel del Coronado Venture
On February 4, 2011, we formed a partnership, BSK Del Partners, L.P. (Hotel del Coronado Venture) with an unaffiliated third party, an affiliate of Blackstone Real Estate Partners VI L.P. (Blackstone), to own the Hotel del Coronado. Blackstone was the general partner of the Hotel del Coronado Venture with a 63.6% ownership interest and we were a limited partner with an indirect 36.4% ownership interest. We accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by Blackstone.

Our investment in the Hotel del Coronado Venture amounted to $54.9 million as of December 31, 2013. Our equity in earnings (losses) of the Hotel del Coronado Venture was $0.6 million and $(0.9) million for the six months ended June 30, 2014 and 2013, respectively.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At June 30, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $3.5 million and $3.9 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(0.2) million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At June 30, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million and $19.4 million, respectively.
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
There were no indicators of potential impairment during the six months ended June 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to June 30, 2014. Any such adjustments could be material, but will be non-cash.

Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the six months ended June 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to June 30, 2014. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the six months ended June 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to June 30, 2014. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the six months ended June 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to June 30, 2014. Any such adjustments could be material, but will be non-cash.

•
Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. On March 31, 2014, we acquired the remaining 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was not previously owned us. These acquisitions were accounted for under the provisions of business combination guidance, and 100.0% of both the Fairmont Scottsdale Princess Venture's and the Hotel del Coronado Venture's assets and liabilities were consolidated in the condensed consolidated balance sheet at the acquisition-date fair values.

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

•
Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our condensed consolidated balance sheet and the related results of operations are reclassified as discontinued operations on our condensed consolidated statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. On February 28, 2014, we sold the Four Seasons Punta Mita Resort and on March 31, 2014, we sold the Marriott London Grosvenor Square hotel. In accordance with new guidance effective in the first quarter of 2015, only disposals that represent a strategic shift that has (or will have) a major effect on our result of operations will be reclassified as discontinued operations.
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
New Accounting Guidance
In April 2014, the Financial Accounting Standards Board (FASB) issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. We will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.
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
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to SHR common shareholders	$80,840	$3,274	$297,998	$(20,174)
Depreciation and amortization—continuing operations	28,058	24,691	50,263	49,599
Depreciation and amortization—discontinued operations	—	2,306	1,275	4,616
Interest expense—continuing operations	19,587	19,460	37,861	39,123
Interest expense—discontinued operations	—	1,819	1,326	3,642
Income taxes—continuing operations	207	72	246	85
Income taxes—discontinued operations	—	695	833	1,466
Income taxes—sale of assets	—	—	20,451	—
Noncontrolling interests	281	36	1,130	(51)
Adjustments from consolidated affiliates	(3,939)	(3,549)	(7,614)	(7,103)
Adjustments from unconsolidated affiliates	3,153	5,717	8,443	12,033
Preferred shareholder dividends	7,169	6,042	16,993	12,083
EBITDA	135,356	60,563	429,205	95,319
Realized portion of deferred gain on sale leaseback	(54)	(51)	(107)	(102)
Gain on sale of assets—continuing operations	(767)	(273)	(767)	(273)
Gain on sale of assets—adjustments from consolidated affiliates	109	—	109	—
Gain on sale of assets—discontinued operations	(604)	—	(176,880)	—
Gain on consolidation of affiliates	(65,349)	—	(143,466)	—
Loss on early extinguishment of debt—discontinued operations	—	—	272	—
Foreign currency exchange loss (gain)—continuing operations	8	(84)	6	2
Foreign currency exchange loss (gain)-–discontinued operations	—	138	(32)	(188)
Amortization of below market hotel management agreement	108	—	108	—
Activist shareholder costs	104	—	1,637	—
Comparable EBITDA	$68,911	$60,293	$110,085	$94,758
FFO, FFO-Fully Diluted, and Comparable FFO
We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding losses or gains from sales of depreciable property, impairment of depreciable real estate, real estate-related depreciation and amortization, and our portion of these items related to unconsolidated affiliates. We also present FFO—Fully Diluted, which is FFO plus income or loss on income attributable to redeemable noncontrolling interests of our operating partnership. We also present Comparable FFO, which is FFO—Fully Diluted excluding the impact of any gains or losses on early extinguishment of debt, impairment losses on non-depreciable assets, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.
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
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to SHR common shareholders	$80,840	$3,274	$297,998	$(20,174)
Depreciation and amortization—continuing operations	28,058	24,691	50,263	49,599
Depreciation and amortization—discontinued operations	—	2,306	1,275	4,616
Corporate depreciation	(123)	(127)	(246)	(258)
Gain on sale of assets—continuing operations	(767)	(273)	(767)	(273)
Gain on sale of assets, net of tax—discontinued operations	(604)	—	(156,429)	—
Gain on consolidation of affiliates	(65,349)	—	(143,466)	—
Realized portion of deferred gain on sale leaseback	(54)	(51)	(107)	(102)
Noncontrolling interests adjustments	(95)	(125)	(193)	(252)
Adjustments from consolidated affiliates	(1,971)	(1,655)	(3,806)	(3,296)
Adjustments from unconsolidated affiliates	1,571	3,518	5,077	7,224
FFO	41,506	31,558	49,599	37,084
Redeemable noncontrolling interests	376	162	1,323	202
FFO – Fully Diluted	41,882	31,720	50,922	37,286
Non-cash interest rate swap activity—continuing operations	2,184	(2,353)	(110)	(4,651)
Non-cash interest rate swap activity—discontinued operations	—	(747)	—	(1,493)
Loss on early extinguishment of debt—discontinued operations	—	—	272	—
Foreign currency exchange loss (gain)—continuing operations	8	(84)	6	2
Foreign currency exchange loss (gain)—discontinued operations	—	138	(32)	(188)
Amortization of debt discount	623	—	623	—
Amortization of below market hotel management agreement	108	—	108	—
Activist shareholder costs	104	—	1,637	—
Excess of redemption price over carrying amount of redeemed preferred stock	3,203	—	6,912	—
Comparable FFO	$48,112	$28,674	$60,338	$30,956
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We use derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We do not use derivatives for trading or speculative purposes and only enter into contracts with major financial institutions based on their credit rating and other factors. We use methods which incorporate standard market conventions and techniques such as discounted cash flow analysis and option pricing models to determine fair value. All methods of estimating fair value result in general approximation of value and such value may or may not actually be realized.
See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of June 30, 2014.

As of June 30, 2014, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.6 billion, of which approximately 28.3% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.2 million annually.
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
For the six months ended June 30, 2014, approximately 0.6% of our total revenues were generated from the Marriott Hamburg hotel, which uses the euro. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 3, 2014, we redeemed all of the outstanding 4,148,141 shares of our 8.50% Series A Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including the date of redemption in the amount of $0.54896 per share, for a total redemption price of $105,980,688.48.
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

STRATEGIC HOTELS & RESORTS, INC.
August 6, 2014	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

August 6, 2014	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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
Separation Agreement, dated May 5, 2014, by and between Stephen Briggs and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 8, 2014 and incorporated herein by reference).

	10.2
Credit Agreement, dated as of April 25, 2014, among Strategic Hotel Funding, L.L.C., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 1, 2014 and incorporated herein by reference).

	10.3
Purchase and Sale Agreement, dated May 27, 2014, by and among BRE Del GP LLC, BRE Del LP LLC and SHR Del Partners, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 27, 2014 and incorporated herein by reference).

*	10.4	Amended and Restated Loan Agreement, dated May 29, 2014, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C. and Wells Fargo Bank, National Association.

*	10.5	Loan and Security Agreement, dated June 30, 2014, by and among SHC Washington, L.L.C., Deutsche Bank AG New York Branch and the lenders from time to time party thereto.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Disclosure Regarding Forward-Looking Statements and Risk Factors.

*	101.INS	XBRL Instance Document***

*	101.SCH	XBRL Taxonomy Extension Schema Document***

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.