Form 10-Q
period 2014-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2014-11-03
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of October 31, 2014 was 247,382,990.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2014	December 31, 2013
Assets
Investment in hotel properties, net*	$2,709,550	$1,795,338
Goodwill	38,128	38,128
Intangible assets, net of accumulated amortization of $5,463 and $11,753	89,888	29,502
Assets held for sale	—	135,901
Investment in unconsolidated affiliates	22,909	104,973
Cash and cash equivalents*	234,405	73,655
Restricted cash and cash equivalents*	100,182	75,916
Accounts receivable, net of allowance for doubtful accounts of $443 and $606*	58,003	39,660
Deferred financing costs, net of accumulated amortization of $10,199 and $12,354*	9,474	8,478
Deferred tax assets	1,763	—
Prepaid expenses and other assets*	45,612	35,600
Total assets	$3,309,914	$2,337,151
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable, net of discount*	$1,666,614	$1,163,696
Bank credit facility	—	110,000
Liabilities of assets held for sale	—	17,027
Accounts payable and accrued expenses*	214,627	189,889
Deferred tax liabilities	45,777	46,137
Total liabilities	1,927,018	1,526,749
Commitments and contingencies (see note 13)
Noncontrolling interests in SHR’s operating partnership	9,246	7,534
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 0 and 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $0 and $103,704 in the aggregate)	—	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,384 in the aggregate)	87,064	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 0 and 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $0 and $95,693 in the aggregate)	—	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 247,382,990 and 205,582,838 shares of common stock issued and outstanding)	2,474	2,056
Additional paid-in capital	2,105,426	1,705,306
Accumulated deficit	(897,171)	(1,234,952)
Accumulated other comprehensive loss	(16,102)	(41,445)
Total SHR’s shareholders’ equity	1,281,691	710,513
Noncontrolling interests in consolidated affiliates	91,959	92,355
Total equity	1,373,650	802,868
Total liabilities, noncontrolling interests and equity	$3,309,914	$2,337,151
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	September 30, 2014	December 31, 2013
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$337,897	$340,136
Cash and cash equivalents	5,963	6,214
Restricted cash and cash equivalents	25,911	14,843
Accounts receivable, net of allowance for doubtful accounts of $45 and $91	4,453	4,520
Deferred financing costs, net of accumulated amortization of $2,957 and $1,871	1,443	2,529
Prepaid expenses and other assets	12,533	8,922
Mortgages and other debt payable	185,826	185,826
Accounts payable and accrued expenses	18,599	9,371
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rooms	$176,133	$134,092	$428,107	$359,840
Food and beverage	96,642	67,101	266,687	209,124
Other hotel operating revenue	31,224	21,098	77,405	59,248
Lease revenue	1,264	1,416	3,882	3,776
Total revenues	305,263	223,707	776,081	631,988
Operating Costs and Expenses:
Rooms	48,197	36,441	123,172	104,291
Food and beverage	70,965	54,408	192,645	163,247
Other departmental expenses	74,640	54,825	194,457	159,291
Management fees	9,970	6,376	24,989	17,833
Other hotel expenses	17,998	13,685	49,248	43,808
Lease expense	1,215	1,202	3,733	3,584
Depreciation and amortization	32,932	23,906	83,195	73,505
Impairment losses and other charges	—	728	—	728
Corporate expenses	5,405	5,191	19,796	18,163
Total operating costs and expenses	261,322	196,762	691,235	584,450
Operating income	43,941	26,945	84,846	47,538
Interest expense	(21,844)	(19,227)	(59,705)	(58,350)
Interest income	46	11	123	41
Loss on early extinguishment of debt	(609)	—	(609)	—
Equity in (losses) earnings of unconsolidated affiliates	(4)	451	5,267	3,252
Foreign currency exchange (loss) gain	(69)	28	(75)	26
(Loss) gain on consolidation of affiliates	(15)	—	143,451	—
Other (expenses) income, net	(136)	(832)	1,082	45
Income (loss) before income taxes and discontinued operations	21,310	7,376	174,380	(7,448)
Income tax (expense) benefit	(370)	15	(616)	(70)
Income (loss) from continuing operations	20,940	7,391	173,764	(7,518)
Income (loss) from discontinued operations, net of tax	63	(578)	159,102	1,740
Net Income (Loss)	21,003	6,813	332,866	(5,778)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(67)	(29)	(1,197)	22
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,854	3,018	6,112	7,467
Net Income Attributable to SHR	22,790	9,802	337,781	1,711
Preferred shareholder dividends	(1,802)	(6,042)	(18,795)	(18,125)
Net Income (Loss) Attributable to SHR Common Shareholders	$20,988	$3,760	$318,986	$(16,414)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$22,727	$10,380	$179,287	$(29)
Income (loss) from discontinued operations	63	(578)	158,494	1,740
Net income	$22,790	$9,802	$337,781	$1,711
Basic Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.08	$0.02	$0.71	$(0.09)
Income from discontinued operations attributable to SHR common shareholders	—	—	0.70	0.01
Net income (loss) attributable to SHR common shareholders	$0.08	$0.02	$1.41	$(0.08)
Weighted average shares of common stock outstanding	248,509	206,767	225,932	206,163
Diluted Income (Loss) Per Common Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.07	$—	$0.65	$(0.12)
Income from discontinued operations attributable to SHR common shareholders	—	—	0.67	0.01
Net income (loss) attributable to SHR common shareholders	$0.07	$—	$1.32	$(0.11)
Weighted average shares of common stock outstanding	260,257	220,258	237,680	217,553

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$21,003	$6,813	$332,866	$(5,778)
Other comprehensive income:
(Loss) gain on currency translation adjustments	(40)	(901)	18,739	(114)
Gain on derivatives and other activity	3,114	3,685	6,604	14,089
Other comprehensive income	3,074	2,784	25,343	13,975
Comprehensive Income	24,077	9,597	358,209	8,197
Comprehensive income attributable to the noncontrolling interests in SHR’s operating partnership	(77)	(40)	(1,290)	(35)
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	1,854	3,018	6,112	7,467
Comprehensive Income Attributable to SHR	$25,854	$12,575	$363,031	$15,629
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income (loss)	$332,866	$(5,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense (benefit)	642	(954)
Depreciation and amortization	84,470	80,459
Amortization of deferred financing and other costs	11,761	9,082
Non-cash impairment losses and other charges	—	728
Loss on early extinguishment of debt	881	—
Equity in earnings of unconsolidated affiliates	(5,267)	(3,252)
Share-based compensation	4,330	4,143
Gain on consolidation of affiliates	(143,451)	—
(Gain) loss on sale, net of tax	(156,492)	755
Income tax on sale of assets	(20,451)	—
Foreign currency exchange loss (gain)	43	(177)
Recognition of deferred gains	(159)	(154)
Mark to market of derivative financial instruments	(2,961)	(9,115)
Increase in accounts receivable	(2,063)	(8,923)
Increase in prepaid expenses and other assets	(1,828)	(1,950)
Increase in accounts payable and accrued expenses	7,078	17,134
Net cash provided by operating activities	109,399	81,998
Investing Activities:
Acquisition of hotel and other investments	(305,498)	—
Proceeds from sale of assets	416,100	6,754
Cash received from unconsolidated affiliates	2,221	22,879
Unrestricted cash sold	(15,634)	—
Unrestricted cash acquired	22,160	—
Capital expenditures	(55,155)	(52,972)
Increase in restricted cash and cash equivalents	(5,438)	(15,227)
Net cash provided by (used in) investing activities	58,756	(38,566)
Financing Activities:
Proceeds from issuance of common stock	434,700	—
Equity issuance costs	(18,052)	—
Preferred stock redemption	(199,489)	—
Borrowings under bank credit facility	148,000	45,000
Payments on bank credit facility	(258,000)	(54,000)
Proceeds from mortgages	127,000	—
Payments on mortgages and other debt	(215,592)	(13,263)
Contributions from holders of noncontrolling interests in consolidated affiliates	5,723	3,140
Debt financing costs	(5,392)	(2,080)
Interest rate swap termination	(22,325)	—
Distributions to preferred shareholders	(11,883)	(18,125)
Distributions to holders of noncontrolling interests in consolidated affiliates	(7)	(8)
Other financing activities	(1,034)	(4,310)
Net cash used in financing activities	(16,351)	(43,646)
Effect of exchange rate changes on cash	43	(59)
Net change in cash and cash equivalents	151,847	(273)
Change in cash of assets held for sale	8,903	—
Cash and cash equivalents, beginning of period	73,655	80,074
Cash and cash equivalents, end of period	$234,405	$79,801

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans - hotel investment acquisition (see note 3)	$589,507	$—
Gain on mark to market of derivative instruments (see notes 2 and 10)	$(2,781)	$(9,108)
Decrease in capital expenditures recorded as liabilities	$(2,687)	$(2,393)
Cash Paid For:
Interest, net of interest capitalized	$53,596	$64,548
Income taxes, net of refunds	$21,776	$(497)
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2014, the Company’s portfolio included 16 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company operates in one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99% of its membership units as of September 30, 2014. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of September 30, 2014, SH Funding owned interests in or leased the following 16 hotels:

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At September 30, 2014, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At September 30, 2014, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2014, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 6), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At September 30, 2014 and December 31, 2013, restricted cash and cash equivalents included $38,260,000 and $38,629,000, respectively, that will be used for property and equipment replacement in accordance with hotel management agreements. At September 30, 2014 and December 31, 2013, restricted cash and cash equivalents also included reserves of $61,922,000 and $37,287,000, respectively, required by loan and other agreements.
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
For the three and nine months ended September 30, 2014 and 2013, income tax (expense) benefit is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current tax expense - United States	$—	$(193)	$(699)	$(447)
Deferred tax (expense) benefit - United States	(370)	208	83	377
Total income tax (expense) benefit	$(370)	$15	$(616)	$(70)

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
Basic income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders used for determining per share amounts for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$22,727	$10,380	$179,287	$(29)
Preferred shareholder dividends	(1,802)	(6,042)	(11,883)	(18,125)
Preferred stock redemption(a)	—	—	(6,912)	—
Undistributed earnings allocated to participating securities - basic	(57)	—	(1,011)	—
Income (loss) from continuing operations attributable to SHR common shareholders - basic	20,868	4,338	159,481	(18,154)
Discontinued operations attributable to SHR	63	(578)	158,494	1,740
Net income (loss) attributable to SHR common shareholders - basic	$20,931	$3,760	$317,975	$(16,414)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR common shareholders - basic	$20,868	$4,338	$159,481	$(18,154)
Undistributed earnings allocated to participating securities - basic	57	—	1,011	—
Undistributed earnings allocated to participating securities - diluted	(51)	—	(948)	—
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	(1,434)	(2,910)	(4,322)	(6,856)
Income (loss) from continuing operations attributable to SHR common shareholders - diluted	19,440	1,428	155,222	(25,010)
Discontinued operations attributable to SHR	63	(578)	158,494	1,740
Net income (loss) attributable to SHR common shareholders - diluted	$19,503	$850	$313,716	$(23,270)

Denominator:
Weighted average shares of common stock – basic (b)	248,509	206,767	225,932	206,163
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 5)	9,533	11,390	9,533	11,390
Performance-based RSUs and RSUs	2,215	2,101	2,215	—
	260,257	220,258	237,680	217,553

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) In April 2014, SHR redeemed all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) (see note 9). In July 2014, SHR redeemed all of the outstanding shares of its 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) (see note 9). For purposes of calculating per share amounts for the nine months ended September 30, 2014, the difference between the fair value of the Series A Preferred Stock and the Series C Preferred Stock and the carrying amount of the Series A Preferred Stock and the Series C Preferred Stock is an adjustment to net income (loss) attributable to SHR common shareholders.
(b) Includes RSUs and performance-based RSUs of 1,128 and 1,240 at September 30, 2014 and 2013, respectively, that have vested but have not yet been issued to shares of common stock.
Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of September 30, 2014 and 2013 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2014	2013	2014	2013
Noncontrolling interests in SHR's operating partnership	794	853	794	853
RSUs and performance-based RSUs	—	—	—	2,479
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three-month periods ended September 30, 2014 and 2013 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)
Other comprehensive loss before reclassifications	—	(40)	(40)
Amounts reclassified from accumulated OCL	3,114	—	3,114
Net other comprehensive income (loss)	3,114	(40)	3,074
Balance at September 30, 2014	$(14,012)	$(2,090)	$(16,102)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at June 30, 2013	$(28,050)	$(19,630)	$(47,680)
Other comprehensive loss before reclassifications	(684)	(901)	(1,585)
Amounts reclassified from accumulated OCL	4,369	—	4,369
Net other comprehensive income (loss)	3,685	(901)	2,784
Balance at September 30, 2013	$(24,365)	$(20,531)	$(44,896)
The following tables provide the changes in accumulated OCL for the nine-month periods ended September 30, 2014 and 2013 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(341)	(156)	(497)
Amounts reclassified from accumulated OCL	6,945	18,895	25,840
Net other comprehensive income	6,604	18,739	25,343
Balance at September 30, 2014	$(14,012)	$(2,090)	$(16,102)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2013	$(38,454)	$(20,417)	$(58,871)
Other comprehensive loss before reclassifications	(531)	(114)	(645)
Amounts reclassified from accumulated OCL	14,620	—	14,620
Net other comprehensive income (loss)	14,089	(114)	13,975
Balance at Balance at September 30, 2013	$(24,365)	$(20,531)	$(44,896)

The reclassifications out of accumulated OCL for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated OCL Components	2014	2013	2014	2013	Statement of Operations Line Item
Activity related to cash flow hedges	$3,114	$4,369	$6,945	$14,620	Interest expense
Activity related to CTA	$—	$—	$18,895	$—	Income (loss) from discontinued operations, net of tax
New Accounting Guidance:

In August 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective on January 1, 2017. The Company will apply the guidance prospectively and does not anticipate the guidance will have a material impact on its financial statements or disclosures.

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
In April 2014, the FASB issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of September 30, 2014 and December 31, 2013, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale at December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Land	$821,384	$557,641
Leasehold interest	11,633	11,633
Buildings	1,892,401	1,344,524
Building and leasehold improvements	106,272	106,031
Site improvements	52,172	29,209
Furniture, fixtures and equipment	578,275	486,730
Improvements in progress	19,628	20,542
Total investment in hotel properties	3,481,765	2,556,310
Less accumulated depreciation	(772,215)	(760,972)
Total investment in hotel properties, net	$2,709,550	$1,795,338
Consolidated hotel properties	15	14
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
The acquisitions of the remaining interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture are consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. For the nine months ended September 30, 2014, the Company incurred acquisition costs related to the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture of $101,000 and $186,000, respectively, which are included in (loss) gain on consolidation of affiliates in the condensed consolidated statements of operations.
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
The following is a summary of the preliminary allocations of the fair value of acquisitions completed during the nine months ended September 30, 2014 (in thousands):

	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture
Land	$236,497	$27,246
Buildings	404,851	217,394
Site improvements	6,677	16,345
Furniture, fixtures and equipment	53,943	41,272
Improvements in progress	1,749	—
Intangible assets	87,710	4,152
Below market debt discount	—	2,493
Net working capital	13,573	6,568
Total fair value allocated	$805,000	$315,470
The preliminary allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$7,275	1 year, 6 months
Memberships value	5,973	30 years
Below market ground lease	1,499	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
	33,569
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$91,862
The impact to revenues and net income attributable to SHR common shareholders from the acquisitions of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture since acquisition for the three and nine months ended September 30, 2014 is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Increase in revenues	$64,765	$102,758
Increase in net income attributable to SHR common shareholders	$331	$3,806
The following unaudited pro forma financial information is presented as if the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture acquisitions had been consummated on January 1, 2013. For purposes of the pro forma financial information, 20,000,000 shares of SHR common stock, a portion of shares issued in an underwritten public offering of common stock that was completed in June 2014 (see note 9), are reflected as if the offering occurred on January 1, 2013 because these

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares relate directly to the acquisition of the Hotel del Coronado Venture. No adjustments were made to the pro forma financial information for the remaining shares of SHR common stock issued in June 2014 because they did not relate directly to the acquisitions. On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the three and nine months ended September 30, 2014 and 2013 are as follows as if these acquisitions had occurred on January 1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenue	$305,263	$285,323	$878,949	$816,852
Net income	$21,003	$7,795	$193,586	$137,636
Preferred shareholder dividends	$(1,802)	$(6,042)	$(18,795)	$(18,125)
Net income attributable to SHR common shareholders	$20,988	$4,738	$180,152	$126,412
Net income attributable to SHR common shareholders per share:
Basic	$0.08	$0.02	$0.76	$0.56
Diluted	$0.07	$0.01	$0.71	$0.50
The unaudited pro forma financial information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisitions on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods.
4. DISCONTINUED OPERATIONS
During the nine months ended September 30, 2014, the Company sold the following hotels:

Hotel	Location	Date Sold	Sales Proceeds		Gain on sale
Four Seasons Punta Mita Resort and La Solana land parcel	Punta Mita, Mexico	February 28, 2014	$206,867,000		$63,773,000
Marriott London Grosvenor Square	London, England	March 31, 2014	$209,233,000	(a)	$92,719,000

(a) There was an outstanding balance of £67,301,000 ($112,150,000) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing (see note 8). The net proceeds received by the Company were $97,083,000.
The results of operations of hotels sold are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hotel operating revenues	$—	$13,901	$17,767	$51,252
Operating costs and expenses	—	10,641	11,485	36,141
Depreciation and amortization	—	2,338	1,275	6,954
Total operating costs and expenses	—	12,979	12,760	43,095
Operating income	—	922	5,007	8,157
Interest expense	—	(1,879)	(1,326)	(5,521)
Interest income	—	1	2	4
Loss on early extinguishment of debt	—	—	(272)	—
Foreign currency exchange (loss) gain	—	(37)	32	151
Income tax benefit (expense)	—	415	(833)	(1,051)
Gain on sale, net of tax	63	—	156,492	—
Income (loss) from discontinued operations	$63	$(578)	$159,102	$1,740

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

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the nine months ended September 30, 2014, the Company and KSL provided additional contributions of $5,958,000 and $5,723,000, respectively, to the Essex House Hotel Venture for property improvements. For the nine months ended September 30, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements.
6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of September 30, 2014 and December 31, 2013 includes the following (in thousands):

	September 30, 2014	December 31, 2013
Fairmont Scottsdale Princess Venture	$—	$26,816
Hotel del Coronado Venture	—	54,902
RCPM	3,486	3,855
Lot H5 Venture	19,423	19,400
Total investment in unconsolidated affiliates	$22,909	$104,973
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee equal to 1.0% of total revenues during years one and two following the formation of the Fairmont Scottsdale Princess Venture, 1.25% during years three and four, and 1.5% thereafter, as well as certain project management fees. The Company recognized fees of zero and $99,000 for the three months ended September 30, 2014 and 2013, respectively, and $228,000 and $451,000 for the nine months ended September 30, 2014 and 2013, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations. In connection with the Fairmont Scottsdale Princess Venture, the Company was entitled to certain promote payments after Walton Street achieved a specified return.

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
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. Blackstone, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee equal to 1.0% of gross revenue, certain development fees, and if applicable, an incentive fee equal to one-third of the incentive fee paid to the hotel operator under the hotel management agreement. Through its ownership interest in SHR del Partners, L.P., the Company could also earn its share of a profit-based incentive fee of 20.0% of all distributions of the Hotel del Coronado Venture that exceeded both a 20.0% internal rate of return and two times return on invested equity. The Company recognized fees of zero and $283,000 for the three months ended September 30, 2014 and 2013, respectively, and $422,000 and $701,000 for the nine months ended September 30, 2014 and 2013, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations.
On June 11, 2014, the Company acquired Blackstone's 63.6% interest in the Hotel del Coronado Venture. The Company now wholly owns the Hotel del Coronado Venture. The Company has consolidated the Hotel del Coronado Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $3,000 and zero for the three months ended September 30, 2014 and 2013, respectively, and $21,000 and $50,000 for the nine months ended September 30, 2014 and 2013, respectively, and are included in other (expenses) income, net in the condensed consolidated statements of operations.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates:
The following is summarized financial information for the Company’s unconsolidated affiliates as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets
Investment in hotel properties, net	$26,564	$715,422
Intangible assets, net	—	42,388
Cash and cash equivalents	8,808	22,029
Restricted cash and cash equivalents	—	14,156
Prepaid expenses and other assets	4,513	30,180
Total assets	$39,885	$824,175
Liabilities and Partners’ Equity
Mortgage and other debt payable	$—	$592,000
Other liabilities	1,941	47,943
Partners’ equity	37,944	184,232
Total liabilities and partners’ equity	$39,885	$824,175

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Hotel operating revenue	$—	$61,619	$102,869	$184,866
Residential sales	265	—	735	4,235
Total revenues	265	61,619	103,604	189,101
Expenses
Hotel operating expenses	—	43,253	68,917	131,607
Residential costs of sales	312	—	1,163	2,952
Depreciation and amortization	—	8,280	12,796	25,541
Other operating expenses	80	1,416	1,762	3,552
Total operating expenses	392	52,949	84,638	163,652
Operating (loss) income	(127)	8,670	18,966	25,449
Interest income (expense), net	1	(5,779)	(9,735)	(18,888)
Other income (expenses), net	49	(278)	351	(400)
Net (loss) income	$(77)	$2,613	$9,582	$6,161
Equity in (losses) earnings in unconsolidated affiliates
Net (loss) income	$(77)	$2,613	$9,582	$6,161
Partners’ share of loss (income) of unconsolidated affiliates	53	(2,198)	(4,802)	(3,544)
Adjustments for basis differences, taxes and intercompany eliminations	20	36	487	635
Total equity in (losses) earnings of unconsolidated affiliates	$(4)	$451	$5,267	$3,252
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. OPERATING LEASE AGREEMENTS
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $52,000 of the deferred gain for each of the three months ended September 30, 2014 and 2013, and for the nine months ended September 30, 2014 and 2013, recognized $159,000 and $154,000, respectively. As of September 30, 2014 and December 31, 2013, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $3,061,000 and $3,385,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,830,000 (adjusting by an index formula) ($4,837,000 based on the foreign exchange rate as of September 30, 2014) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at September 30, 2014 and December 31, 2013 was $2,400,000 and $2,611,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
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
Mortgages and other debt payable, net of discount, at September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a)	Initial Maturity	Maturity Including Extension Options	September 30, 2014	December 31, 2013
Hotel del Coronado(b)	3.65%	March 2015	March 2018	$475,000	$—
Fairmont Scottsdale Princess(c)	0.36%	April 2015	April 2015	117,000	—
JW Marriott Essex House Hotel(d)	4.00%	September 2015	September 2017	185,826	185,826
Loews Santa Monica Beach Hotel(e)	2.55%	May 2017	May 2021	120,000	109,000
Fairmont Chicago	Fixed	June 2017	June 2017	93,124	93,124
Westin St. Francis	Fixed	June 2017	June 2017	209,588	209,588
Four Seasons Washington, D.C.(f)	2.25%	June 2017	June 2019	120,000	130,000
Hyatt Regency La Jolla(g)	4.00%/Fixed	December 2017	December 2017	89,262	89,312
InterContinental Chicago	Fixed	August 2021	August 2021	143,060	144,419
InterContinental Miami(h)	Fixed	September 2024	September 2024	115,000	85,000
Marriott London Grosvenor Square(i)	—	—	—	—	115,958
Total mortgages payable(j)				1,667,860	1,162,227
Unamortized discount(c)				(1,246)	—
Total mortgages payable, net of discount				1,666,614	1,162,227
Other debt(k)	—	—		—	1,469
Total mortgages and other debt payable, net of discount				$1,666,614	$1,163,696

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.16% at September 30, 2014) for all variable-rate mortgage loans except for those secured by the JW Marriott Essex House Hotel and the Hyatt Regency La Jolla hotel (see (g) below). Interest on the JW Marriott Essex House Hotel mortgage loan is subject to a 0.75% LIBOR floor. Interest on the Fairmont Chicago and Westin St. Francis mortgage

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loans is paid monthly at an annual fixed rate of 6.09%, interest on the InterContinental Chicago mortgage loan is paid monthly at an annual fixed rate of 5.61%, and interest on the InterContinental Miami mortgage loan is paid monthly at an annual fixed rate of 3.99%.

(b)
On June 11, 2014, the Company acquired the remaining 63.6% equity interest in the Hotel del Coronado Venture, resulting in the Hotel del Coronado Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Hotel del Coronado Venture and became fully obligated under the entire outstanding balance of the mortgage and mezzanine loans secured by the Hotel del Coronado (see note 3). The mortgage and mezzanine loans have three, one-year extension options, subject to certain conditions.

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

(e)
On May 29, 2014, the Company refinanced the mortgage loan secured by the Loews Santa Monica Beach Hotel and entered into a new $120,000,000 limited recourse loan agreement. The mortgage loan has four, one-year extension options, subject to certain conditions.

(f)
On June 30, 2014, the Company refinanced the mortgage loan secured by the Four Seasons Washington, D.C. hotel and entered into a new $120,000,000 limited recourse loan agreement. The mortgage loan has two, one-year extension options, subject to certain conditions.

(g)
Interest on $72,000,000 of the total principal amount is paid monthly at an annual rate of LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,262,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(h)
On July 7, 2014, the Company paid off the outstanding balance on the prior mortgage loan secured by the InterContinental Miami hotel. The Company entered into a new $115,000,000 mortgage loan secured by the InterContinental Miami hotel on August 29, 2014.

(i)	The Company sold this hotel on March 31, 2014, and the outstanding mortgage loan balance was repaid at closing (see note 4).

(j)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at September 30, 2014.

(k)
A consolidated affiliate of the Company that owned a condominium-hotel development adjacent to the Hotel del Coronado assumed the mortgage loan on a hotel-condominium unit that was secured by the hotel-condominium unit. The hotel-condominium unit was sold in June 2014 and the loan was repaid.

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
The interest rate at September 30, 2014 was 2.16% and the weighted average interest rate for the nine months ended September 30, 2014 was 2.90%. At September 30, 2014, maximum availability under the bank credit facility was $300,000,000 and there were no borrowings outstanding under the bank credit facility and outstanding letters of credit of $8,365,000 (see note 13). The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at September 30, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of September 30, 2014 for all mortgages and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2014 (remainder)	$474
2015	120,140
2016	6,831
2017	573,972
2018	477,299
Thereafter	489,144
1,667,860
Unamortized discount	(1,246)
Total	$1,666,614
Interest Expense:
Interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $212,000 and $280,000 for the three months ended September 30, 2014 and 2013, respectively, and $607,000 and $720,000 for the nine months ended September 30, 2014 and 2013, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $962,000 and $1,304,000 for the three months ended September 30, 2014 and 2013, respectively, and $3,516,000 and $3,832,000 for the nine months ended September 30, 2014 and 2013, respectively.
9. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2013 (excluding 793,618 and 797,238 units of SH Funding (OP Units) outstanding at September 30, 2014 and December 31, 2013, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2013	205,583
RSUs redeemed for shares of SHR common stock	396
Common stock issued	41,400
OP Units redeemed for shares of SHR common stock	4
Outstanding at September 30, 2014	247,383
In June 2014, SHR completed an underwritten public offering of common stock by issuing 41,400,000 shares at a public offering price of $10.50 per share. After underwriting discounts and commissions and transaction expenses, SHR raised net proceeds of approximately $416,648,000. These proceeds were used to fund the acquisition of the remaining equity interest in the Hotel del Coronado Venture (see note 3), to redeem all of the issued and outstanding shares of its Series C Preferred Stock on July 3, 2014, and for general corporate purposes, including, without limitation, reducing its borrowings under its bank credit facility, repaying other debt and funding capital expenditures and working capital.
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
On July 3, 2014, the Company redeemed all of the outstanding 3,827,727 shares of its Series C Preferred Stock. The shares of Series C Preferred Stock were redeemed at a redemption price of $25.00 per share, or approximately $95,693,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.01719 per share, or approximately $66,000 in total. Following the redemption, dividends on the Series C Preferred Stock ceased to accrue.
On April 3, 2014, the Company redeemed all of the outstanding 4,148,141 shares of its Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, or approximately $103,704,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.54896 per share, or approximately $2,277,000 in total. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue.
Distributions
Distributions are declared quarterly to holders of shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are cumulative. SHR's board of directors declared a quarterly distribution of $0.51563 per share of Series B Preferred Stock for the third quarter of 2014. The distribution was paid on September 30, 2014 to holders of record as of the close of business on September 15, 2014.
Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Common shares issued	415,314	—	415,314	1,334
Net income (loss)	337,781	(6,112)	331,669	1,197
CTA	18,667	—	18,667	72
Derivatives and other activity	6,583	—	6,583	21
Share-based compensation	3,283	—	3,283	10
Preferred stock redemption	(199,489)	—	(199,489)	—
Declared distributions to preferred shareholders	(11,883)	—	(11,883)	—
Redemption value adjustment	436	—	436	(436)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	5,723	5,723	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(7)	(7)	—
Other	486	—	486	(486)
Balance at September 30, 2014	$1,281,691	$91,959	$1,373,650	$9,246

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2012	$707,328	$95,657	$802,985	$5,463
RSUs redeemed for shares of common stock	12	—	12	—
Net income (loss)	1,711	(7,467)	(5,756)	(22)
CTA	(115)	—	(115)	1
Derivatives and other activity	14,033	—	14,033	56
Share-based compensation	(179)	—	(179)	(1)
Declared distributions to preferred shareholders	(18,125)	—	(18,125)	—
Redemption value adjustment	(2,028)	—	(2,028)	2,028
Contributions from holders of noncontrolling interests in consolidated affiliates	—	3,140	3,140	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(8)	(8)	—
Elimination of noncontrolling interest (b)	—	(5,300)	(5,300)	—
Other	121	—	121	(121)
Balance at September 30, 2013	$702,758	$86,022	$788,780	$7,404

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

(b)
In January 2013, the Company obtained additional ownership interests in a consolidated subsidiary related to the Hotel del Coronado Venture resulting in the subsidiary becoming wholly-owned by the Company. The Company eliminated the noncontrolling interest related to this entity.

As of September 30, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $9,246,000 (based on the September 30, 2014 SHR common stock closing price of $11.65) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45), respectively. As of September 30, 2013 and December 31, 2012, the redeemable noncontrolling interests had a redemption value of approximately $7,404,000 (based on the September 30, 2013 SHR common stock closing price of $8.68) and $5,463,000 (based on the December 31, 2012 SHR common stock closing price of $6.40), respectively.
10. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its variable interest rate risk through the use of interest rate derivative instruments. The Company enters into interest rate derivative instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company uses interest rate caps to limit exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of September 30, 2014. As of December 31, 2013, all derivative liabilities are categorized as Level 2.
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
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense on a straight-line basis over the original maturity period of the interest rate swaps. During the next twelve months, an additional $11,145,000 will be reclassified as an increase to interest expense.
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
As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	9	$1,204,000
At September 30, 2014 and December 31, 2013, the aggregate notional amount of the Company’s interest rate cap agreements was $1,204,000,000 and $502,000,000, respectively. The Company’s interest rate caps have LIBOR strike rates ranging from 2.50% to 4.00% and maturity dates ranging from March 2015 to July 2017.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(19,922)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(7,929)
Interest rate caps	Prepaid expenses and other assets	$187	$40
The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of September 30, 2014 or December 31, 2013. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the nine months ended September 30, 2014 and 2013 (in thousands):

Balance as of January 1, 2014	$(27,921)
Interest rate swap terminations	22,325
Mark to market adjustments	5,596
Balance as of September 30, 2014	$—

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	18,249
Balance as of September 30, 2013	$(32,837)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$—	$(812)	$(358)	$(511)
Effective portion of loss reclassified into interest expense - continuing operations	$(3,114)	$(3,242)	$(9,611)	$(11,013)
Effective portion of loss reclassified into interest expense - discontinued operations	$—	$(1,197)	$—	$(3,813)
Ineffective portion of gain recognized in interest expense - discontinued operations	$—	$30	$—	$1

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$—	$(201)	$(129)	$(305)
Interest rate caps:
Loss recognized in other (expenses) income, net	$(93)	$(54)	$(127)	$(32)

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
RSUs and Performance-Based RSUs:
During the nine months ended September 30, 2014, SHR granted 360,084 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will generally vest over three years.
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
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Company recorded compensation expense of $1,480,000 and $1,150,000 related to RSUs and performance-based RSUs for the three months ended September 30, 2014 and 2013, respectively, and $4,330,000 and $4,143,000 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was unrecognized compensation expense of $3,514,000 related to unvested RSUs and $4,137,000 related to performance share awards granted under the Amended and Restated Plan. That cost is expected to be recognized over a weighted average period of 1.67 years for unvested RSUs and 1.79 years for performance share awards.
12. RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade Investment, L.L.C. (Cascade) for proceeds of $206,867,000 (see note 4). Cascade beneficially owned approximately 6.4% of SHR's common stock as of the closing date.

In August 2014, the Company entered into a month-to-month agreement with an affiliate of Cascade pursuant to which the Company provides advisory services for certain hotels not owned by the Company. Additionally, the Company had previously entered into a month-to-month agreement with an affiliate of Cascade to provide such services to a separate hotel not owned by the Company. The Company currently receives fees of $46,000 per month under these agreements (see note 16).
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
Letters of Credit:
As of September 30, 2014, the Company provided a $8,365,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below that is outstanding under the bank credit facility. In addition, the Company provided a $75,000 letter of credit related to its office space lease. During the second quarter of 2014, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of September 30, 2014, the Company’s obligations under these contracts amounted to approximately $10,682,000, which excludes amounts related to retention. The construction activities are expected to be completed in the next twelve months.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of September 30, 2014, the Essex House Hotel Venture's obligation under this agreement is approximately $1,704,000. The improvements are to be completed by December 2014.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2014 and December 31, 2013, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At September 30, 2014 and December 31, 2013, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,695,000,000 and $1,288,000,000, respectively.
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
15. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION
The Company operates in one reportable business segment, hotel ownership. As of September 30, 2014, the Company’s foreign operations and long-lived assets consisted of ownership interests in two Mexican unconsolidated affiliates and one leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2013) for the geographical areas in which the Company operates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$303,999	$222,291	$772,199	$628,212
Europe	1,264	1,416	3,882	3,776
Total	$305,263	$223,707	$776,081	$631,988

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	September 30, 2014	December 31, 2013
Long-lived Assets:
United States	$2,837,566	$1,771,291
Europe	—	91,677
Total	$2,837,566	$1,862,968
16. MANAGEMENT AND ADVISORY AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. Since the commencement of the performance guarantee, the Essex House Hotel Venture has received payments of $14,179,000 which have been recognized in earnings, and has received payments of an additional $9,613,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement.
Asset Management and Advisory Agreements
The Company has entered into asset management and advisory agreements with third parties to provide such services to hotels not owned by the Company. The Company earns base fees and may have the potential to earn additional incentive fees. The Company earned fees of $255,000 and $100,000 for the three months ended September 30, 2014 and 2013, respectively, and fees of $455,000 and $300,000 for the nine months ended September 30, 2014 and 2013, respectively, under these agreements, which are included in other (expenses) income, net in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
On October 10, 2014, the Company entered into an amendment to the employment agreement, dated as of November 19, 2012, of the Company’s president and chief executive officer, whereby the term was extended until December 31, 2015.

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
Overview
We were incorporated in Maryland in January 2004 to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research, an independent provider of lodging industry statistical data). Our accounting predecessor, Strategic Hotel Capital, L.L.C. (SHC LLC), was founded in 1997. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). We completed our initial public offering (IPO) of our common stock in June 2004. Prior to the IPO, 21 hotel interests were owned by SHC LLC. Concurrent with and as part of the transactions relating to the IPO, a reverse spin-off distribution to shareholders separated SHC LLC into two companies, a new, privately-held SHC LLC, with interests, at that time, in seven hotels and Strategic Hotels & Resorts, Inc. (SHR), a public entity with interests, at that time, in 14 hotels. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of September 30, 2014.
We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99% of its membership units as of September 30, 2014. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2014, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued in the third quarter of 2014, driven by improved group demand and increases in average room rates.
The third quarter of 2014 represented the eighteenth consecutive quarter of RevPAR growth and profit margin expansion for our total United States portfolio of 15 hotels. For the quarter ended September 30, 2014, RevPAR for our total United States portfolio increased 6.4%, driven by a 6.0% increase in ADR and a 0.2 percentage point increase in occupancy, compared to the quarter ended September 30, 2013. Group occupied room nights increased 14.9% while transient occupied room nights declined 7.2%.  Transient ADR increased 8.8% compared to the quarter ended September 30, 2013 and group ADR increased 5.6%.  The key indicators of operating performance of our United States portfolio, including RevPAR and ADR, differ from the key indicators of operating performance of our Total Portfolio (which is defined within "—Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions"), which are discussed in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our United States portfolio includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado for periods prior to our full ownership, and the Total Portfolio only includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado during our period of full ownership.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our total United States portfolio of hotels, definite group room nights for 2014 as of September 30, 2014 are up 6.2% compared to the same time last year and booked at 3.6% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current estimated material gap between hotel trading values and replacement costs bodes favorably for limited supply growth into the future.
During the lodging downturn we implemented hotel specific contingency plans designed to reduce costs and maximize efficiency at each hotel. These include, but are not limited to, adjusting variable labor, eliminating certain fixed labor, and reducing the hours of room service operations and other food and beverage outlets. We believe the cost structures of our hotels have been fundamentally redesigned to sustain many of the cost reductions, even during periods of rising lodging demand. Therefore, we are optimistic that improving lodging demand will lead to increases in ADR and will continue to drive profit margin expansion throughout our portfolio.
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
On March 31, 2014, we entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby we agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) for a cash payment of $90.6 million. We also became fully obligated under the entire $117.0 million mortgage loan outstanding. Effective as of the closing of the transaction on March 31, 2014, we now own 100.0% of the Fairmont Scottsdale Princess Venture.

Sale of Interests in Consolidated Properties. On March 31, 2014, we sold our interest in the Marriott London Grosvenor Square hotel for proceeds of $209.2 million. There was an outstanding balance of £67.3 million ($112.2 million) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. We received net proceeds of approximately $97.0 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of $206.9 million. The results of operations for this property and the adjacent land parcel have been classified as discontinued operations for all periods presented.

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
Our Same Store Assets for purposes of the comparison of the three and nine months ended September 30, 2014 and 2013 exclude the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2014 and 2013 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2014	2013	2014	2013
Revenues:
Rooms	55.1%	56.9%	56.4%	56.9%
Food and beverage	34.4%	33.1%	33.8%	33.1%
Other hotel operating revenue	10.0%	9.4%	9.2%	9.4%
Lease revenue	0.5%	0.6%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the three and nine months ended September 30, 2014 and 2013, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg hotel because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Fairmont Scottsdale Princess hotel and the Hotel del Coronado for the three and nine months ended September 30, 2014 and 2013. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 58.6% and 61.9% of the rooms sold during the nine months ended September 30, 2014 and 2013, respectively. The percentage of transient customers for our Total Portfolio has been impacted by our consolidation of the Fairmont Scottsdale Princess hotel in March 2014, which has a higher percentage of group occupancy as compared to transient occupancy. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 41.4% and 38.1% of the rooms sold during the nine months ended September 30, 2014 and 2013, respectively. The percentage of group customers for our Total Portfolio has been impacted by our consolidation of the Fairmont Scottsdale Princess hotel in March 2014, which has a higher percentage of group occupancy as compared to transient occupancy. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2013 and through the third quarter of 2014, demand at our hotels has been strong, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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
Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2014 and 2013 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2014	2013	2014	2013
Hotel Operating Expenses:
Rooms	21.1%	21.3%	21.3%	21.4%
Food and beverage	32.9%	33.4%	33.3%	33.5%
Other departmental expenses	33.3%	32.6%	32.6%	32.7%
Management fees	4.3%	3.7%	4.2%	3.7%
Other hotel expenses	8.4%	9.0%	8.6%	8.7%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.2% and 51.4% of the Total Portfolio total hotel operating expenses for the nine months ended September 30, 2014 and 2013, respectively.
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
Mortgage Loan Agreements. On July 7, 2014, we paid off the outstanding balance of an $85.0 million mortgage loan secured by the InterContinental Miami hotel. On August 29, 2014, we entered into a new $115.0 million mortgage loan secured by the InterContinental Miami hotel. The interest rate changed to an annual fixed rate of 3.99% from the previous annual rate of one-month LIBOR plus 3.50%. The loan has a maturity date of September 6, 2024.
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
On April 3, 2014, we redeemed all of the outstanding 4,148,141 shares of our 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock). The shares of the Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of approximately $106.0 million. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue.
Bank Credit Facility. On April 25, 2014, we entered into a new $300.0 million secured bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The facility's interest rate is based upon a leverage-based pricing grid ranging from London Interbank Offered Rate (LIBOR) plus 175 basis points to LIBOR plus 250 basis points. The facility expires on April 25, 2018, with a one-year extension available, subject to certain conditions. See "—Liquidity and Capital Resources—Bank Credit Facility."
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

Comparison of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013
Operating Results
The following table presents the operating results for the three months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$176,133	$134,092	$42,041	31.4%	$144,158	$134,092	$10,066	7.5%
Food and beverage	96,642	67,101	29,541	44.0%	73,173	67,101	6,072	9.0%
Other hotel operating revenue	31,224	21,098	10,126	48.0%	21,782	21,037	745	3.5%
Lease revenue	1,264	1,416	(152)	(10.7)%	1,264	1,416	(152)	(10.7)%
Total revenues	305,263	223,707	81,556	36.5%	240,377	223,646	16,731	7.5%
Operating Costs and Expenses:
Hotel operating expenses	221,770	165,735	(56,035)	(33.8)%	173,973	165,512	(8,461)	(5.1)%
Lease expense	1,215	1,202	(13)	(1.1)%	1,215	1,202	(13)	(1.1)%
Depreciation and amortization	32,932	23,906	(9,026)	(37.8)%	22,404	23,782	1,378	5.8%
Impairment losses and other charges	—	728	728	100.0%	—	—	—	—%
Corporate expenses	5,405	5,191	(214)	(4.1)%	—	—	—	—%
Total operating costs and expenses	261,322	196,762	(64,560)	(32.8)%	197,592	190,496	(7,096)	(3.7)%
Operating income	43,941	26,945	16,996	63.1%	$42,785	$33,150	$9,635	29.1%
Interest expense, net	(21,798)	(19,216)	(2,582)	(13.4)%
Loss on early extinguishment of debt	(609)	—	(609)	(100.0)%
Equity in (losses) earnings of unconsolidated affiliates	(4)	451	(455)	(100.9)%
Foreign currency exchange (loss) gain	(69)	28	(97)	(346.4)%
Loss on consolidation of affiliates	(15)	—	(15)	(100.0)%
Other expenses, net	(136)	(832)	696	83.7%
Income before income taxes and discontinued operations	21,310	7,376	13,934	188.9%
Income tax (expense) benefit	(370)	15	(385)	(2,566.7)%
Income from continuing operations	20,940	7,391	13,549	183.3%
Income (loss) from discontinued operations, net of tax	63	(578)	641	110.9%
Net income	21,003	6,813	14,190	208.3%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(67)	(29)	(38)	(131.0)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,854	3,018	(1,164)	(38.6)%
Net income attributable to SHR	$22,790	$9,802	$12,988	132.5%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$42,785	$33,150	$9,635	29.1%
Corporate expenses					(5,405)	(5,191)	(214)	(4.1)%
Corporate depreciation and amortization					(124)	(125)	1	0.8%
Non-Same Store Assets operating income (loss)					6,685	(889)	7,574	852.0%
Total Portfolio operating income					$43,941	$26,945	$16,996	63.1%
Operating Data (1):
Number of hotels	16	14			14	14
Number of rooms	7,865	6,456			6,459	6,456

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

Rooms. Our Same Store Assets contributed to a $10.1 million, or 7.5%, increase in rooms revenue for the three months ended September 30, 2014 from the three months ended September 30, 2013. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	83.6%	82.3%	1.6%
ADR	$303.18	$286.49	5.8%
RevPAR	$253.47	$235.88	7.5%
The increase in RevPAR for the Same Store Assets resulted from a 5.8% increase in ADR and a 1.3 percentage-point increase in occupancy. Rooms revenue increased primarily due to growth in group occupancy, which helped drive 7.2% and 6.4% increases in transient and group ADR, respectively, for our Same Store Assets for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. Specifically, the Westin St. Francis hotel gained from strong self-contained and citywide group business.
For the Total Portfolio, rooms revenue increased $42.0 million, or 31.4%, for the three months ended September 30, 2014 from the three months ended September 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio rooms revenue includes $32.0 million of additional rooms revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
The components of RevPAR from our Total Portfolio for the three months ended September 30, 2014 and 2013 are summarized as follows:

	Three Months Ended September 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	80.2%	82.3%	(2.6)%
ADR	$314.53	$286.49	9.8%
RevPAR	$252.30	$235.88	7.0%

Food and Beverage. Our Same Store Assets experienced a $6.1 million, or 9.0%, increase in food and beverage revenue for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013, primarily due to an increase in banquet and catering revenues from strong group spend at many of our Same Store Assets, including significant group spend at the Westin St. Francis and Ritz-Carlton Half Moon Bay hotels. Additionally, the InterContinental Miami hotel had an increase in outlet revenue due to strong transient demand. For the Total Portfolio, food and beverage revenue increased $29.5 million, or 44.0%, when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio food and beverage revenue includes $23.5 million of additional food and beverage revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $10.1 million, or 48.0%, when comparing the three months ended September 30, 2014 to the three months ended September 30, 2013, which primarily relates to $9.3 million of additional other hotel operating revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2014 and 2013, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$48,197	$36,441	$(11,756)	(32.3)%	$38,172	$36,441	$(1,731)	(4.8)%
Food and beverage	70,965	54,408	(16,557)	(30.4)%	56,262	54,408	(1,854)	(3.4)%
Other departmental expenses	74,640	54,825	(19,815)	(36.1)%	57,061	54,825	(2,236)	(4.1)%
Management fees	9,970	6,376	(3,594)	(56.4)%	7,819	6,376	(1,443)	(22.6)%
Other hotel expenses	17,998	13,685	(4,313)	(31.5)%	14,659	13,462	(1,197)	(8.9)%
Total hotel operating expenses	$221,770	$165,735	$(56,035)	(33.8)%	$173,973	$165,512	$(8,461)	(5.1)%
For our Same Store Assets, hotel operating expenses increased by $8.5 million, or 5.1%. Increases in occupancy and higher food and beverage volume resulted in increases in payroll and related costs, specifically in the rooms and food and beverage departments, increased travel agent commissions, and increased food and beverage acquisition costs. Management fees increased due to higher gross revenues and improved operating profit at many of our Same Store Assets. Additionally, there were increases in real estate tax expense for our Same Store Assets. For our Total Portfolio, hotel operating expenses increased by $56.0 million, or 33.8%, due to the increase in our Same Store Assets as well as $48.1 million of additional operating expenses from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $9.0 million, or 37.8%, for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013, primarily due to $10.4 million additional depreciation and amortization expense from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively. The increase in depreciation and amortization was partially offset by the Same Store Assets, which had a decrease in depreciation and amortization due to assets becoming fully depreciated.
Impairment Losses and Other Charges. During the three months ended September 30, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million.

Interest Expense, Net. There was a $2.6 million, or 13.4%, increase in interest expense, net for the three months ended September 30, 2014 when compared to the three months ended September 30, 2013. The components of interest expense, net for the three months ended September 30, 2014 and 2013, are summarized as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages and other debt	$(17,058)	$(18,352)	$1,294	7.1%
Bank credit facility	(299)	(1,537)	1,238	80.5%
Amortization of deferred financing costs	(962)	(1,185)	223	18.8%
Amortization of debt discount	(623)	—	(623)	(100.0)%
Amortization of interest rate swap costs	(3,114)	(655)	(2,459)	(375.4)%
Mark to market of certain interest rate swaps	—	2,222	(2,222)	(100.0)%
Interest income	46	11	35	318.2%
Capitalized interest	212	280	(68)	(24.3)%
Total interest expense, net	$(21,798)	$(19,216)	$(2,582)	(13.4)%
The change in interest expense, net, is primarily due to the following:

•
mortgage and other debt interest decreased due to lower annual interest rates resulting from refinancing activity in 2014 and the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps, partially offset by the consolidation of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado in 2014;

•	bank credit facility interest decreased due to a lower average balance outstanding and a lower annual interest rate resulting from refinancing the bank credit facility in 2014;

•	amortization of debt discount began when the Fairmont Scottsdale Princess hotel was consolidated in 2014; and

•
amortization and mark to market related to interest rate swaps was impacted by the swap terminations, which increased amortization of amounts previously recorded in accumulated other comprehensive loss but eliminated mark to market gains and losses.

The weighted average debt outstanding for the three months ended September 30, 2014 and 2013 amounted to $1.6 billion and $1.2 billion, respectively. At September 30, 2014, approximately 34.7% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the three months ended September 30, 2014, we repaid an $85.0 million mortgage loan secured by the InterContinental Miami hotel and replaced it with a new $115.0 million mortgage loan secured by the InterContinental Miami hotel and wrote off unamortized deferred financing costs associated with the repaid loan.
Equity in (Losses) Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in (losses) earnings resulting from our unconsolidated affiliates.
Three months ended September 30, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in losses	$—	$—	$(4)	$(4)
Income tax benefit	—	—	(11)	(11)

Three months ended September 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture (2)	Unconsolidated Affiliates in Mexico (3)	Total
Equity in (losses) earnings	$(1,894)	$2,400	$(55)	$451
Depreciation and amortization	1,533	1,896	—	3,429
Interest expense	195	1,950	10	2,155
Income tax expense (benefit)	—	339	(20)	319

(1)
The Fairmont Scottsdale Princess Venture is FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., the owner of the Fairmont Scottsdale Princess hotel. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us and no longer account for the investment using the equity method of accounting.

(2)
The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and no longer account for the investment using the equity method of accounting.

(3)	These affiliates include the Four Seasons Residence Club Punta Mita and the Lot H5 Venture.
The $0.5 million change in equity in (losses) earnings of unconsolidated affiliates is due to the acquisitions of the remaining equity interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture. Subsequent to each acquisition, these operating results have been accounted for as consolidated affiliates.
Other Expenses, Net. Other expenses, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $0.7 million, or 83.7%, change in other expenses, net for the three months ended September 30, 2014, when compared to the three months ended September 30, 2013, was primarily due to a loss related to the sale of condominium units at the JW Marriott Essex House Hotel in July 2013.
Income Tax (Expense) Benefit. The $0.4 million change in income tax (expense) benefit is due to taxes related to the Hotel del Coronado, which was not consolidated during the three months ended September 30, 2013.
Income (Loss) from Discontinued Operations, Net of Tax. The change in income (loss) from discontinued operations, net of tax is because the activity for the three months ended September 30, 2014 represents final transaction costs related to the disposition of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel, whereas, the activity for the three months ended September 30, 2013 represents the operating results of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel for such period.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The decrease in net loss attributable to noncontrolling interests in consolidated affiliates is due to a decrease in net loss at the JW Marriott Essex House Hotel period over period.

Comparison of Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013
Operating Results

The following table presents the operating results for the nine months ended September 30, 2014 and 2013, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$428,107	$359,840	$68,267	19.0%	$379,948	$359,840	$20,108	5.6%
Food and beverage	266,687	209,124	57,563	27.5%	227,349	209,124	18,225	8.7%
Other hotel operating revenue	77,405	59,248	18,157	30.6%	62,005	59,178	2,827	4.8%
Lease revenue	3,882	3,776	106	2.8%	3,882	3,776	106	2.8%
Total revenues	776,081	631,988	144,093	22.8%	673,184	631,918	41,266	6.5%
Operating Costs and Expenses:
Hotel operating expenses	584,511	488,470	(96,041)	(19.7)%	509,581	487,121	(22,460)	(4.6)%
Lease expense	3,733	3,584	(149)	(4.2)%	3,733	3,584	(149)	(4.2)%
Depreciation and amortization	83,195	73,505	(9,690)	(13.2)%	66,991	73,122	6,131	8.4%
Impairment losses and other charges	—	728	728	100.0%	—	—	—	—%
Corporate expenses	19,796	18,163	(1,633)	(9.0)%	—	—	—	—%
Total operating costs and expenses	691,235	584,450	(106,785)	(18.3)%	580,305	563,827	(16,478)	(2.9)%
Operating income	84,846	47,538	37,308	78.5%	92,879	68,091	$24,788	36.4%
Interest expense, net	(59,582)	(58,309)	(1,273)	(2.2)%
Loss on early extinguishment of debt	(609)	—	(609)	(100.0)%
Equity in earnings of unconsolidated affiliates	5,267	3,252	2,015	62.0%
Foreign currency exchange (loss) gain	(75)	26	(101)	(388.5)%
Gain on consolidation of affiliates	143,451	—	143,451	100.0%
Other income, net	1,082	45	1,037	2,304.4%
Income (loss) before income taxes and discontinued operations	174,380	(7,448)	181,828	2,441.3%
Income tax expense	(616)	(70)	(546)	(780.0)%
Income (loss) from continuing operations	173,764	(7,518)	181,282	2,411.3%
Income from discontinued operations, net of tax	159,102	1,740	157,362	9,043.8%
Net income (loss)	332,866	(5,778)	338,644	5,860.9%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(1,197)	22	(1,219)	(5,540.9)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	6,112	7,467	(1,355)	(18.1)%
Net income attributable to SHR	$337,781	$1,711	$336,070	19,641.7%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$92,879	$68,091	$24,788	36.4%
Corporate expenses					(19,796)	(18,163)	(1,633)	(9.0)%
Corporate depreciation and amortization					(370)	(383)	13	3.4%
Non-Same Store Assets operating income (loss)					12,133	(2,007)	14,140	704.5%
Total Portfolio operating income					$84,846	$47,538	$37,308	78.5%
Operating Data (1):
Number of hotels	16	14			14	14
Number of rooms	7,865	6,456			6,459	6,456

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
Rooms. Our Same Store Assets contributed to a $20.1 million, or 5.6%, increase in rooms revenue for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	77.7%	77.0%	0.9%
ADR	$289.86	$276.52	4.8%
RevPAR	$225.22	$212.98	5.7%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 4.8% increase in ADR and a 0.7 percentage-point increase in occupancy. Rooms revenue increased primarily due to growth in group occupancy, which helped drive 5.9% and 4.0% increases in transient and group ADR, for our Same Store Assets for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. Specifically, the Westin St. Francis hotel gained from strong self-contained and citywide group business. Several of our Same Store Assets experienced declines in rooms revenue, including the Fairmont Chicago hotel, which was impacted by bad weather early in the year and an increase in supply in the Chicago market, and at the Hyatt Regency La Jolla hotel, which was impacted by rooms displacement due to a rooms renovation.
For the Total Portfolio, rooms revenue increased $68.3 million, or 19.0%, for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio rooms revenue includes $48.2 million of additional rooms revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2014 and 2013 are summarized as follows:

	Nine Months Ended September 30,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	76.9%	77.0%	(0.1)%
ADR	$294.73	$276.52	6.6%
RevPAR	$226.54	$212.98	6.4%
Food and Beverage. Our Same Store Assets experienced a $18.2 million, or 8.7%, increase in food and beverage revenue for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 primarily due to an increase in banquet and catering revenues from strong group spend at many of our Same Store Assets resulting from growth in group occupancy. Additionally, the InterContinental Miami hotel had an increase in outlet revenue due to strong transient demand. For the Total Portfolio, food and beverage revenue increased $57.6 million, or 27.5%, when comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. In addition to the increase in the Same Store Assets, the increase in the Total Portfolio food and beverage revenue includes $39.3 million of additional food and beverage revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $18.2 million, or 30.6%, for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013 primarily due to an additional $15.3 million of other hotel operating revenue from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2014 and 2013, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$123,172	$104,291	$(18,881)	(18.1)%	$108,780	$104,291	$(4,489)	(4.3)%
Food and beverage	192,645	163,247	(29,398)	(18.0)%	169,762	163,247	(6,515)	(4.0)%
Other departmental expenses	194,457	159,291	(35,166)	(22.1)%	165,886	159,291	(6,595)	(4.1)%
Management fees	24,989	17,833	(7,156)	(40.1)%	21,229	17,833	(3,396)	(19.0)%
Other hotel expenses	49,248	43,808	(5,440)	(12.4)%	43,924	42,459	(1,465)	(3.5)%
Total hotel operating expenses	$584,511	$488,470	$(96,041)	(19.7)%	$509,581	$487,121	$(22,460)	(4.6)%
There was an increase of $22.5 million, or 4.6%, in hotel operating expenses for our Same Store Assets. Increases in occupancy and higher food and beverage volume resulted in increases in payroll and related costs, specifically in the rooms and food and beverage departments, increased travel agent commissions, increased credit card commission, and increased food and beverage acquisition costs. Management fees increased due to higher gross revenues and improved operating profit at many of our Same Store Assets. Additionally, there were increases in real estate tax expense for our Same Store Assets. For the Total Portfolio, hotel operating expenses increased by $96.0 million, or 19.7%, for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, primarily due to $75.2 million of additional hotel operating expenses from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $10 million, or 13.2%, for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, primarily due to $15.8 million of additional depreciation and amortization expense from the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which became consolidated properties in March 2014 and June 2014, respectively. The increase in depreciation and amortization was partially offset by the Same Store Assets which had a decrease in depreciation and amortization due to assets becoming fully depreciated.
Impairment Losses and Other Charges. During the three months ended September 30, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million.
Corporate Expenses. Corporate expenses increased $1.6 million, or 9.0%, for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent and transaction costs. The increase in corporate expenses is primarily due to costs related to an activist shareholder.

Interest Expense, Net. There was a $1.3 million, or 2.2%, increase in interest expense, net for the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013. The components of interest expense, net for the nine months ended September 30, 2014 and 2013 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages and other debt	$(50,366)	$(54,663)	$4,297	7.9%
Bank credit facility	(1,643)	(4,352)	2,709	62.2%
Amortization of deferred financing costs	(3,400)	(3,577)	177	4.9%
Amortization of debt discount	(1,246)	—	(1,246)	(100.0)%
Amortization of interest rate swap costs	(6,472)	(3,351)	(3,121)	(93.1)%
Mark to market of certain interest rate swaps	2,815	6,873	(4,058)	(59.0)%
Interest income	123	41	82	200.0%
Capitalized interest	607	720	(113)	(15.7)%
Total interest expense, net	$(59,582)	$(58,309)	$(1,273)	(2.2)%
The change in interest expense, net, is primarily due to the following:

•
mortgage and other debt interest decreased due to lower annual interest rates resulting from refinancing activity in 2014 and the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps, partially offset by the consolidation of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado in 2014;

•	bank credit facility interest decreased due to a lower average balance outstanding and a lower annual interest rate resulting from refinancing the bank credit facility in 2014;

•	amortization of debt discount began when the Fairmont Scottsdale Princess hotel was consolidated in 2014; and

•
amortization and mark to market related to interest rate swaps was impacted by the swap terminations, which increased amortization of amounts previously recorded in accumulated other comprehensive loss but eliminated mark to market gains and losses.

The weighted average debt outstanding for each of the nine months ended September 30, 2014 and 2013 amounted to $1.3 billion. At September 30, 2014 approximately 34.7% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2014, we repaid an $85.0 million mortgage loan secured by the InterContinental Miami hotel and replaced it with a new $115.0 million mortgage loan secured by the InterContinental Miami hotel and wrote off unamortized deferred financing costs associated with the repaid loan.
Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Nine months ended September 30, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings (losses)	$4,846	$600	$(179)	$5,267
Depreciation and amortization	1,551	3,526	—	5,077
Interest expense	168	3,418	1	3,587
Income tax benefit	—	(143)	(89)	(232)

Nine months ended September 30, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings	$1,761	$1,470	$21	$3,252
Depreciation and amortization	5,005	5,647	1	10,653
Interest expense	585	6,384	34	7,003
Income tax expense	—	276	3	279
The $2.0 million change in equity in earnings of unconsolidated affiliates is primarily due to the Fairmont Scottsdale Princess hotel. During the nine months ended September 30, 2014, we only accounted for the Fairmont Scottsdale Princess hotel as an equity method investment for the first quarter of 2014, which has historically been the hotel's strongest quarter based on seasonality. We accounted for the Fairmont Scottsdale Princess hotel as an equity method investment for the full nine months ended September 30, 2013, which included the impact of slower quarters based on seasonality.
Gain on Consolidation of Affiliates. On March 31, 2014 we acquired the 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $78.1 million for the nine months ended September 30, 2014. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $65.4 million for the nine months ended September 30, 2014.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $1.0 million, or 2,304.4%, increase in other income, net, is due to a gain recorded on the sale of a condominium-hotel development adjacent to the Hotel del Coronado in June 2014, as well as net losses related to the sale of condominium units at the JW Marriott Essex House Hotel in June and July 2013.
Income Tax Expense. The $0.5 million, or 780.0%, change in income tax expense is a result of both the deferred and current tax expense. Deferred tax expense increased due to taxes related to the Hotel del Coronado, which was not consolidated during the nine months ended September 30, 2013. The current tax expense increased due to our accrued alternative minimum tax for 2014.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased by $157.4 million due to gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the nine months ended September 30, 2014.
Net (Income) Loss Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net income or loss attributable to the noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. The $1.2 million change in net (income) loss attributable to the noncontrolling interests in SHR's partnership is due to gains recognized during the nine months ended September 30, 2014 for sales of assets and consolidation of affiliates.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The decrease in net loss attributable to noncontrolling interests is due to a decrease in net loss at the JW Marriott Essex House Hotel period over period.

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
Capital expenditures for the nine months ended September 30, 2014 and 2013 amounted to $55.2 million and $53.0 million, respectively. Included in the September 30, 2014 and 2013 amounts were $0.6 million and $0.7 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2014, we expect to spend approximately $15 million on hotel property and equipment replacement projects in accordance with hotel management or lease agreements and approximately $11 million on owner-funded projects, subject to adjustments based on continued evaluation.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of September 30, 2014, we had approximately $145.1 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. The corporate liquidity will be used for potential acquisition opportunities, capital projects, continued reduction in debt or preferred stock, and other general corporate purposes. Additionally, we anticipate our $300.0 million bank credit facility, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during the next twelve months (see – “Bank Credit Facility” below). As of September 30, 2014, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility agreement, and we had zero outstanding borrowings and $8.4 million in letters of credit outstanding on our $300.0 million bank credit facility.
Our available capacity under our bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of October 31, 2014, the outstanding borrowings and letters of credit under the new bank credit facility in the aggregate were $8.4 million.
We believe that the following measures we have taken should be sufficient to satisfy our liquidity needs for the next 12 months.
In August 2014, we entered into a new $115.0 million mortgage loan secured by the InterContinental Miami hotel, whereby we were able to obtain a favorable fixed annual rate and extend the maturity to 2024. In May and June 2014, we refinanced the mortgage loans secured by the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel whereby we reduced the interest rate spreads on both loans and staggered and extended maturities to 2021 and 2019, respectively, assuming extension options are exercised (see – “Mortgages and other debt payable” below).
In June 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $416.6 million. We used the proceeds to fund the acquisition of the remaining 63.6% interest in the Hotel del Coronado Venture not previously owned by us, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, repaying other debt and funding capital expenditures and working capital.
On March 31, 2014, we sold the Marriott London Grosvenor Square hotel for proceeds of approximately $209.2 million, which included amounts used to repay the outstanding mortgage loan balance, and used the proceeds to acquire the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture not previously owned by us.
On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of approximately $206.9 million. We used the proceeds to redeem all of the issued and outstanding shares of our Series A Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and repay indebtedness under the bank credit facility.
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
Mortgages payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages payable, net of discount as of September 30, 2014 (in thousands):

	Balance as of September 30, 2014	Remainder of 2014	2015	2016	2017	2018	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,262	$—	$—	$—	$89,262	$—	$—
Fairmont Scottsdale Princess, LIBOR plus 0.36%	117,000	—	117,000	—	—	—	—
Hotel del Coronado, LIBOR plus 3.65%	475,000	—	—	—	—	475,000	—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	—	—	—	120,000
Fairmont Chicago, 6.09%	93,124	—	—	—	93,124	—	—
Westin St. Francis, 6.09%	209,588	—	—	—	209,588	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	—	—	—	120,000
JW Marriott Essex House Hotel, LIBOR plus 4.00%(2)	185,826	—	1,200	4,800	179,826	—	—
InterContinental Miami, 3.99%	115,000	—	—	—	—	—	115,000
InterContinental Chicago, 5.61%	143,060	474	1,940	2,031	2,172	2,299	134,144
Total mortgages payable(3)	1,667,860	474	120,140	6,831	573,972	477,299	489,144
Unamortized discount	(1,246)	—	—	—	—	—	—
Total mortgages payable, net of discount	$1,666,614	$474	$120,140	$6,831	$573,972	$477,299	$489,144

(1)
Interest on $72.0 million of the total principal amount is paid monthly at an annual rate of LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.3 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	Subject to a 0.75% LIBOR floor.

(3)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at September 30, 2014.
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
Equity Securities
As of September 30, 2014, we had 3,188,804 RSUs and performance-based RSUs outstanding, of which 1,128,498 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2013 to September 30, 2014 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2013	205,582,838	797,238	206,380,076
RSUs redeemed for shares of our common stock	396,532	—	396,532
Common stock issued	41,400,000	—	41,400,000
OP Units redeemed for shares of SHR common stock	3,620	(3,620)	—
Outstanding at September 30, 2014	247,382,990	793,618	248,176,608
Cash Flows
Operating Activities. Net cash provided by operating activities was $109.4 million for the nine months ended September 30, 2014 compared to net cash provided by operating activities of $82.0 million for the nine months ended September 30, 2013. Cash flows from operations increased from 2013 to 2014, which is primarily due to increased operating income at most of our properties and a reduction in cash interest paid, which was partially offset by the income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel during the nine months ended September 30, 2014,
Investing Activities. Net cash provided by investing activities was $58.8 million for the nine months ended September 30, 2014 and net cash used in investing activities was $38.6 million for the nine months ended September 30, 2013. The significant investing activities during these periods are summarized below:

•
We acquired the 50.0% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture not previously owned by us for aggregate cash payments of $300.6 million during the nine months ended September 30, 2014. We acquired two condominium units at the JW Marriott Essex House Hotel for $4.9 million during the nine months ended September 30, 2014.

•
We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $206.9 million and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $209.2 million, which includes amounts used to repay the outstanding mortgage loan balance, during the nine months ended September 30, 2014. We sold three condominium units at the JW Marriott Essex House Hotel and received $6.8 million during the nine months ended September 30, 2013.

•	We received cash from unconsolidated affiliates of $2.2 million and $22.9 million during the nine months ended September 30, 2014 and 2013, respectively.

•	We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the nine months ended September 30, 2014.

•
We acquired unrestricted cash of $22.2 million through our acquisitions of the 50.0% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado during the nine months ended September 30, 2014.

•
We disbursed $55.2 million and $53.0 million during the nine months ended September 30, 2014 and 2013, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•	Restricted cash and cash equivalents increased by $5.4 million during the nine months ended September 30, 2014 and increased by $15.2 million during the nine months ended September 30, 2013.

Financing Activities. Net cash used in financing activities was $16.4 million for the nine months ended September 30, 2014 and net cash used in financing activities was $43.6 million for the nine months ended September 30, 2013. The significant financing activities during these periods are summarized below:

•	We received proceeds from an underwritten public offering of common stock, net of offering costs, of approximately $416.6 million during the nine months ended September 30, 2014.

•	We paid $199.5 million to redeem all of the the issued and outstanding shares of our Series A Preferred Stock and our Series C Preferred Stock during the nine months ended September 30, 2014.

•	We distributed $11.9 million and $18.1 million to our preferred shareholders during the nine months ended September 30, 2014 and 2013, respectively.

•	We paid $22.3 million to terminate interest rate swaps during the nine months ended September 30, 2014.

•	We paid $5.4 million and $2.1 million in debt financing costs that were deferred during the nine months ended September 30, 2014 and 2013, respectively .

•
We made net payments of $110.0 million on our bank credit facility during the nine months ended September 30, 2014 and we made net payments of $9.0 million on our bank credit facility during the nine months ended September 30, 2013.

•	We made net payments of $88.6 million and $13.3 million on mortgages and other debt during the nine months ended September 30, 2014 and 2013, respectively.

•
We received contributions of $5.7 million and $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the nine months ended September 30, 2014 and 2013, respectively.

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
On July 3, 2014, we redeemed all of the outstanding 3,827,727 shares of our Series C Preferred Stock. The shares of Series C Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends from July 1, 2014 up to and including July 3, 2014 in the amount of $0.01719 per share, for a total redemption cost of approximately $95.8 million. Following the redemption, dividends on the Series C Preferred Stock ceased to accrue. On April 3, 2014, we redeemed all of the outstanding 4,148,141 shares of our Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to and including April 3, 2014 in the amount of $0.54896 per share, for a total redemption cost of approximately $106.0 million. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue. Our board of directors declared a quarterly distribution of $0.51563 per share of Series B Preferred Stock for the third quarter of 2014 with the distribution paid on September 30, 2014, to holders of record as of the close of business on September 15, 2014.
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

Contractual Obligations
The following table summarizes our future payment obligations and commitments as of September 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,667,860	$474	$126,971	$1,051,271	$489,144
Interest on long-term debt obligations (3)	291,653	17,460	138,422	80,220	55,551
Operating lease obligations—ground leases and office space	133,982	833	6,689	5,960	120,500
Operating leases—Marriott Hamburg	76,189	1,209	9,675	9,675	55,630
Purchase commitments (4)	12,386	9,516	2,870	—	—
Total	$2,182,070	$29,492	$284,627	$1,147,126	$720,825

(1)	These amounts represent obligations that are due within fiscal year 2014.

(2)
Long-term debt obligations include our bank credit facility and mortgages and exclude the unamortized discount. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2014.

(4)	Amounts include executed construction contracts.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of September 30, 2014, $38.3 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
Off-Balance Sheet Arrangements
Fairmont Scottsdale Princess Venture
We had a 50.0% ownership interest in FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture), which owns the Fairmont Scottsdale Princess hotel, and accounted for our investment under the equity method of accounting. On March 31, 2014, we acquired the remaining 50.0% interest in the Fairmont Scottsdale Princess Venture that was previously owned by our joint venture partner.
Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.8 million as of December 31, 2013. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Hotel del Coronado Venture
We had a 36.4% ownership interest in BSK Del Partners, L.P. (the Hotel del Coronado Venture), which owns the Hotel del Coronado, and accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by our joint venture partner.
Our investment in the Hotel del Coronado Venture amounted to $54.9 million as of December 31, 2013. Our equity in earnings of the Hotel del Coronado Venture was $0.6 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively.

Four Seasons Residence Club Punta Mita (RCPM)
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. We account for this investment under the equity method of accounting. At September 30, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $3.5 million and $3.9 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(0.2) million and $0.03 million for the nine months ended September 30, 2014 and 2013, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At September 30, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $19.4 million and $19.4 million, respectively. Our equity in earnings (losses) of the unconsolidated affiliate was $0.02 million and $(0.01) million for the nine months ended September 30, 2014 and 2013, respectively.
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
There were no indicators of potential impairment during the nine months ended September 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to September 30, 2014. Any such adjustments could be material, but will be non-cash.
Intangible Assets. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.

There were no indicators of potential impairment during the nine months ended September 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to September 30, 2014. Any such adjustments could be material, but will be non-cash.
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
There were no indicators of potential impairment during the nine months ended September 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to September 30, 2014. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the nine months ended September 30, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to September 30, 2014. Any such adjustments could be material, but will be non-cash.

•
Acquisition Related Assets and Liabilities. Accounting for the acquisition of a hotel property as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as property and equipment and intangible assets. We use all available information to make these fair value determinations and, for hotel acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets, we believe that the recording of acquired assets and liabilities is a critical accounting policy. On March 31, 2014, we acquired the remaining 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us. These acquisitions were accounted for under the provisions of business combination guidance, and 100.0% of both the Fairmont Scottsdale Princess Venture's and the Hotel del Coronado Venture's assets and liabilities were consolidated in the condensed consolidated balance sheet at the acquisition-date fair values.

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

•
Disposal of Long-Lived Assets. We classify assets as held for sale in accordance with GAAP. Assets identified as held for sale are reclassified on our condensed consolidated balance sheet and the related results of operations are reclassified as discontinued operations on our condensed consolidated statement of operations. While these classifications do not have an effect on total assets, net equity or net income, they affect the classifications within each statement. Additionally, a determination to classify an asset as held for sale affects depreciation expense as long-lived assets are not depreciated while classified as held for sale. On February 28, 2014, we sold the Four Seasons Punta Mita Resort and on March 31, 2014, we sold the Marriott London Grosvenor Square hotel. The results of operations for these hotels were reclassified as discontinued operations. In accordance with new guidance effective in the first quarter of 2015, only disposals that represent a strategic shift that has (or will have) a major effect on our result of operations will be reclassified as discontinued operations.
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
New Accounting Guidance

In August 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective on January 1, 2017. The Company will apply the guidance prospectively and does not anticipate the guidance to have a material impact on its financial statements.
In April 2014, the FASB issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. We will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.

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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to SHR common shareholders	$20,988	$3,760	$318,986	$(16,414)
Depreciation and amortization—continuing operations	32,932	23,906	83,195	73,505
Depreciation and amortization—discontinued operations	—	2,338	1,275	6,954
Interest expense—continuing operations	21,844	19,227	59,705	58,350
Interest expense—discontinued operations	—	1,879	1,326	5,521
Income taxes—continuing operations	370	(15)	616	70
Income taxes—discontinued operations	—	(415)	833	1,051
Income taxes—sale of assets	—	—	20,451	—
Noncontrolling interests	67	29	1,197	(22)
Adjustments from consolidated affiliates	(4,070)	(3,912)	(11,684)	(11,015)
Adjustments from unconsolidated affiliates	(11)	5,903	8,432	17,936
Preferred shareholder dividends	1,802	6,042	18,795	18,125
EBITDA	73,922	58,742	503,127	154,061
Realized portion of deferred gain on sale leaseback	(52)	(52)	(159)	(154)
Loss (gain) on sale of assets—continuing operations	38	1,028	(729)	755
(Loss) gain on sale of assets—adjustments from consolidated affiliates	(5)	(370)	104	(370)
Gain on sale of assets—discontinued operations	(63)	—	(176,943)	—
Loss (gain) on consolidation of affiliates	15	—	(143,451)	—
Impairment losses and other charges	—	728	—	728
Loss on early extinguishment of debt—continuing operations	609	—	609	—
Loss on early extinguishment of debt—discontinued operations	—	—	272	—
Foreign currency exchange loss (gain)—continuing operations	69	(28)	75	(26)
Foreign currency exchange loss (gain)—discontinued operations	—	37	(32)	(151)
Non-cash interest rate derivative activity	127	—	127	—
Amortization of below market hotel management agreement	513	—	621	—
Activist shareholder costs	—	—	1,637	—
Comparable EBITDA	$75,173	$60,085	$185,258	$154,843
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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to SHR common shareholders	$20,988	$3,760	$318,986	$(16,414)
Depreciation and amortization—continuing operations	32,932	23,906	83,195	73,505
Depreciation and amortization—discontinued operations	—	2,338	1,275	6,954
Corporate depreciation	(124)	(125)	(370)	(383)
Loss (gain) on sale of assets—continuing operations	38	1,028	(729)	755
Gain on sale of assets, net of tax—discontinued operations	(63)	—	(156,492)	—
Loss (gain) on consolidation of affiliates	15	—	(143,451)	—
Realized portion of deferred gain on sale leaseback	(52)	(52)	(159)	(154)
Noncontrolling interests adjustments	(105)	(25)	(298)	(277)
Adjustments from consolidated affiliates	(2,166)	(2,269)	(5,972)	(5,565)
Adjustments from unconsolidated affiliates	—	3,429	5,077	10,653
FFO	51,463	31,990	101,062	69,074
Redeemable noncontrolling interests	172	53	1,495	255
FFO – Fully Diluted	51,635	32,043	102,557	69,329
Impairment losses and other charges	—	728	—	728
Non-cash interest rate derivative activity—continuing operations	3,241	(2,222)	3,131	(6,873)
Non-cash interest rate derivative activity—discontinued operations	—	(755)	—	(2,248)
Loss on early extinguishment of debt—continuing operations	609	—	609	—
Loss on early extinguishment of debt—discontinued operations	—	—	272	—
Foreign currency exchange loss (gain)—continuing operations	69	(28)	75	(26)
Foreign currency exchange loss (gain)—discontinued operations	—	37	(32)	(151)
Amortization of debt discount	623	—	1,246	—
Amortization of below market hotel management agreement	513	—	621	—
Activist shareholder costs	—	—	1,637	—
Excess of redemption price over carrying amount of redeemed preferred stock	—	—	6,912	—
Comparable FFO	$56,690	$29,803	$117,028	$60,759
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
See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap and swap agreements outstanding as of September 30, 2014.
As of September 30, 2014, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.7 billion, of which approximately 34.7% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually. If market rates of interest on our variable rate debt decrease by 10%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.2 million annually.
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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange as is relates to our leasehold interest in the Marriott Hamburg hotel, which uses the euro. For the nine months ended September 30, 2014, approximately 0.5% of our total revenues were generated from the Marriott Hamburg hotel. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On July 3, 2014, we redeemed all of the outstanding 3,827,727 shares of our 8.25% Series C Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends from July 1, 2014 up to and including July 3, 2014 in the amount of $0.01719 per share, for a total redemption price of approximately $95.8 million.
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

STRATEGIC HOTELS & RESORTS, INC.
November 3, 2014	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

November 3, 2014	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	10.1
Loan Agreement, dated August 29, 2014, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 4, 2014 and incorporated herein by reference).

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.