Form 10-K
period 2014-12-31
STRATEGIC HOTELS & RESORTS, INC
filed 2015-02-24
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________
FORM 10-K
 ___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant was approximately $2.85 billion as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sale price of the common stock on the New York Stock Exchange on such date).
The number of shares of common stock ($0.01 par value per share) of the registrant outstanding as of February 20, 2015 was 274,783,338.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

This report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Montage®, Renaissance®, Ritz-Carlton®, and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections, other financial information or other information contained in this report.

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
Words or phrases such as “anticipates,” “believes,” "could," “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “targets,” “will,” “will continue,” “will likely result” or other comparable expressions or the negative of these terms identify forward-looking statements. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved.
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the factors discussed in this report set forth in Item 1A under the section titled “Risk Factors”;

•	the effects of economic conditions and disruptions in financial markets upon business and leisure travel and the hotel markets in which we invest;

•	our liquidity and refinancing demands;

•	our ability to obtain, refinance or extend maturing debt, including the $117.0 million mortgage debt related to the Fairmont Scottsdale Princess hotel that matures April 9, 2015;

•	our ability to maintain compliance with covenants contained in our debt facilities;

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

•
hostilities and security concerns, including future terrorist attacks, or the apprehension of hostilities, in each case that affect travel within or to the United States, Germany, or other countries where we invest;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to maintain effective internal control over financial reporting and disclosure controls and procedures;

•	risks related to natural disasters;

•	increases in interest rates and operating costs, including insurance premiums and real property taxes;

•	contagious disease outbreaks;

•	delays and cost-overruns in construction and development;

•	marketing challenges associated with entering new lines of business or pursuing new business strategies;

•	our failure to maintain our status as a real estate investment trust, or REIT;

•	changes in the competitive environment in our industry and the markets where we invest;

•	changes in real estate and zoning laws or regulations;

•	legislative or regulatory changes, including changes to laws governing the taxation of REITs;

•	changes in generally accepted accounting principles, policies and guidelines; and

•	litigation, judgments or settlements.
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
We operate as a self-administered and self-managed real estate investment trust, or REIT, managed by our board of directors and executive officers and conduct our operations through our direct and indirect subsidiaries including SH Funding. We are the managing member of SH Funding and hold approximately 99.7% of its membership units as of February 23, 2015. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
As of February 23, 2015, we:

•	wholly own or lease 16 hotels and have 53.5% and 51.0% interests in affiliates that each own one hotel where we asset manage such hotels;

•	own land held for development including:

•	50.7 acres of oceanfront land in Nayarit, Mexico;

•	13.8 acres of land in Scottsdale, Arizona adjacent to our Four Seasons Resort Scottsdale at Troon North entitled for development and residential usage; and

•	a 20,000 square-foot oceanfront land parcel in Santa Monica, California adjacent to our Loews Santa Monica Beach Hotel entitled for development and residential units.
We do not operate any of our hotels directly; instead we employ internationally known hotel management companies to operate them for us under management contracts or operating leases. Our existing hotels are operated under the widely-recognized upper upscale and luxury brands of Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Montage®, Ritz-Carlton® and Westin®. The Hotel del Coronado is operated by a specialty management company, KSL Resorts.
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
Business Strategy
We have a unique portfolio of high-quality luxury and upper upscale assets and a highly regarded asset management platform that delivers industry leading operating results. The key tenets of our strategy include a commitment to the luxury and upper upscale sector; a focus on complex, multi-use properties in urban or resort areas with high barriers to entry; internal growth through operational excellence, expense management, and robust asset management; initiatives to continually elevate the guest experience; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.

•	Internal Growth Strategy
We believe we have significant embedded growth prospects and extensive opportunities to generate value through internal initiatives and exceptional asset management.

Embedded Growth - Many of our hotels are located in markets with significant barriers to entry, including lack of available land, high development costs and long development and entitlement lead times, which minimize the supply of luxury assets. We believe the implications of limited supply, coupled with sustained economic growth, is significant embedded growth in our portfolio from upside in rate, occupancy, ancillary revenue and continued margin expansion.
Internal Initiatives - A key component of our strategy is our inherent drive to improve and elevate the guest experience. Each of our hotels is a complex, multi-faceted property that serves sophisticated guests. Our vision is that our properties not only offer luxurious, high-quality accommodations, but also provide a vibrant environment for group meetings, dining, recreation, spa, and wellness. We strive to enhance revenue through all components of our mixed-use hotels and resorts. Our goal is to create incremental sources of income and enhance the guest experience through thoughtfully executed initiatives based on consumer market research.
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
We provide rigorous oversight of our properties and the hotel management companies that operate them to ensure the alignment of the hotel management companies’ and our interests, and to monitor compliance with the management contracts relating to our properties. This oversight allows us to maximize operating margins and enhance property values.

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

We are committed to reducing our debt and improving our liquidity. We thoughtfully consider transactions that will reduce leverage and reduce the risk to equity created by credit exposure, which include raising additional equity, refinancing or restructuring property-level mortgage debt to create a well-staggered debt maturity profile with long-date maturities, and disposing of select assets.

•	Capital Allocation Strategy

Our capital allocation strategy is focused on maintaining a strong and flexible balance sheet while making strategic investments in our business to create shareholder value. We are committed to having a disciplined capital allocation strategy and prudently manage our leverage within stated ranges and intend to consider acquisitions generally on a leverage-neutral basis. We regularly evaluate our policies to ensure that they reflect our commitment to maximizing shareholder value.
Competition
The hotel industry is highly competitive and the hotels in which we invest are subject to competition from other hotels for guests. Competition is based on a number of factors, most notably quality of rooms, convenience of location, brand affiliation, price, range of services, guest amenities and quality of customer service. Competition is often specific to the individual markets in which our properties are located and includes competition from existing and new hotels operated under brands in the upper upscale and luxury segments. Increased competition could have a material adverse effect on the occupancy rate, average daily room rate and room revenue per available room of our hotels or may require us to make capital improvements that we otherwise would not have to make, which may result in decreases in our profitability.
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
Seasonality
For information relating to the seasonality of our business, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality.”
Employees
As of February 23, 2015, we had 33 full-time and two part-time corporate employees. We believe that our relations with our employees are good. None of our corporate employees are unionized.
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
Each Affiliate Lease has a non-cancelable term of three years, subject to earlier termination upon the occurrence of certain contingencies such as damage or destruction that renders the hotel unsuitable for our TRS’ use and occupancy, condemnation or our sale or disposition of the hotel.
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
Third Party Lease Agreements
We are the tenant under a lease with a third-party landlord for the Marriott Hamburg hotel. We are also the tenant under a ground lease with a third-party landlord where we lease the land for the Marriott Lincolnshire Resort. Additionally, we are a tenant under a ground lease for a parcel of land that is part of the Fairmont Scottsdale Princess hotel property. The remaining life on the initial terms of these third party leases range from 15 to 98 years. These third party lease agreements require us to make annual rental payments comprised of a minimum rental amount (subject to indexation) and may also include additional rent comprised of a percentage of hotel operating profit, less minimum rent.

Hotel Management Agreements
Most of our hotels are managed and operated by third parties pursuant to management agreements entered into between our TRSs and hotel management companies. These management agreements generally provide for the payment of base management fees within a range of 1.25% to 4.0% of revenues, as defined in the applicable agreements. In addition, an incentive fee may be paid if certain criteria are met. Certain of the management agreements also provide for the payment by us of advisory fees or license fees. The remaining terms (not including renewal options) of these management agreements range from three years to 28 years and average 12 years. A management agreement with one of our operators typically has the terms described below.

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

•
JW Marriott Essex House Hotel performance guarantee. A provision of this management agreement, entered into with an affiliate of Marriott, requires that Marriott provide us with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. The guarantee period began on September 17, 2012 and will continue through the earlier of (a) December 31, 2020, (b) the date at which the maximum guarantee has been funded, or (c) the termination of the management agreement.
We lease one of our hotels, the Marriott Hamburg hotel, pursuant to a lease agreement whereby rent is paid by the hotel management company that operates the hotel, as lessee, to us for an amount equal to a fixed base rent plus a specified percentage of profits in excess of the base rent. Otherwise, the terms of the lease are similar to the terms of our management contracts described above.
Code of Business Conduct and Ethics and Corporate Governance Documents
We have adopted a code of business conduct and ethics that applies to all of our employees, directors and officers, including our principal executive officer and principal financial and accounting officer. This code of business conduct and ethics is designed to comply with SEC regulations and New York Stock Exchange, or NYSE, corporate governance rules related to codes of conduct and ethics and is posted on our corporate website at www.strategichotels.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions granted to directors and specified officers, on our website within four business days following the date of such amendment or waiver. In addition, our corporate governance guidelines and charters for our audit, compensation and corporate governance and nominating committees are also posted on our corporate website. Copies of our code of business conduct and ethics, our corporate governance guidelines and our committee charters are also available free of charge upon request directed to Corporate Secretary, Strategic Hotels & Resorts, Inc., 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.
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
Risks related to our business
Economic conditions and disruptions in the financial markets may adversely affect our business, results of operations and liquidity.
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
We incurred net losses of $58.3 million, $4.9 million and $230.8 million for our 2012, 2011 and 2010 fiscal years, respectively, due to the recent economic downturn that negatively impacted business and leisure travel. In the event the current economic recovery stalls and negative economic conditions return, we will likely incur additional losses. There can be no assurance that we will maintain profitable operations and generate net income for our stockholders in the near term or at all.
Our financial covenants may adversely affect our financial position, results of operations and liquidity.
The agreement governing our bank credit facility and certain other agreements include financial and other covenants that must be met for us to remain in compliance with those agreements. Those agreements also contain customary restrictions, requirements and other limitations, including restrictions on our ability to incur additional indebtedness. Importantly, our bank credit facility contains financial covenants that must be met, including the maintenance of stipulated minimum levels of tangible net worth and fixed charge coverage, and maximum levels of leverage and borrowing base availability. Availability under our bank credit facility is based on, among other factors, the lesser of the calculation of 1.4 times debt service coverage based on the greater of the in-place interest rate or 7.0% debt constant for the borrowing base assets or a 55% advance rate against the appraised value of the borrowing base assets. Our ability to borrow under our bank credit facility is subject to compliance with these financial and other covenants, and our ability to comply with these covenants will be impacted by, among other things, any deterioration in our operations brought on by the recent economic downturn, potential further declines in our property values and additional borrowings to maintain our liquidity and fund our capital and financing obligations.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels and resorts, and in particular, the results of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel and the Ritz-Carlton Laguna Niguel hotel. If the financial results of our hotels and resorts deteriorate, or if our property values decline, the maximum availability under the bank credit facility may decline to a level below our short-term borrowing needs. If that were to occur, outstanding borrowings exceeding the maximum availability under the bank credit facility would need to be repaid to avoid a default under the bank credit facility, absent an amendment or waiver. If we are unable to borrow under our bank credit facility or to refinance existing indebtedness, we may be prevented from funding our working capital needs.
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
We have a substantial amount of outstanding indebtedness, a portion of which bears interest at a variable-rate, and to the extent available, we may borrow additional variable-rate debt under our bank credit facility. When we seek to refinance our outstanding indebtedness, our interest expense may increase. Increases in interest rates on our existing variable-rate indebtedness, or on new indebtedness we incur when refinancing our existing indebtedness, would increase our interest expense, which could harm our cash flow and our ability to pay distributions. As of December 31, 2014, we had total debt of approximately $1.71 billion, and approximately 66.2% of our total debt had variable interest rates.
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
Since we anticipate that our internally generated cash will be adequate to repay only a portion of our indebtedness prior to maturity, we expect that we will be required to repay debt through refinancings and/or equity offerings. The amount of our existing indebtedness may adversely affect our ability to repay debt through refinancings. See the discussion under the subheading “Debt Maturity:” in Note 10 of the Notes to our Consolidated Financial Statements included in Item 8 of Part II of this annual report on Form 10-K for quantified information regarding our debt maturities as of December 31, 2014. There can be no assurance that we will be able to refinance our debt with new borrowings on favorable terms or at all or raise capital through the sale of equity. If we are unable to refinance or restructure our indebtedness on acceptable terms, or at all, we might be forced to dispose of one or more of our properties on disadvantageous terms, or forfeit the property securing such indebtedness, which might result in losses to us and which might adversely affect cash available for distributions to our stockholders. Alternatively, any debt we may arrange may carry a higher rate of interest or the shares we issue in any equity offering may require a higher rate of dividends or other dilutive terms. As a result, certain growth initiatives could prove more costly or not economically feasible. A failure to retain or refinance our bank credit facility or to add new or replacement debt facilities could have a material adverse effect on our business, financial condition and results of operations.
The $117.0 million mortgage debt related to the Fairmont Scottsdale Princess hotel matures April 9, 2015. There can be no assurance that we will be able to refinance this indebtedness.
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
Our continued success will depend to a significant extent on the efforts and abilities of our president and chief executive officer, Mr. Raymond L. Gellein, Jr. Mr. Gellein has served as our president and chief executive officer since November 2012 and has served as our chairman of the board since August 2010. Mr. Gellein is an experienced hotel industry senior executive and operator. As chairman of the board, president and chief executive officer, Mr. Gellein is actively engaged in our management and determines our strategic direction, especially with regard to our operational, financing, acquisition and disposition activities. Mr. Gellein’s departure could have a material adverse effect on our operations, financial condition and operating results. Pursuant to Mr. Gellein's employment agreement, as amended, Mr. Gellein will serve as our president and chief executive officer through December 31, 2015, subject to earlier termination under certain circumstances described in the agreement. We can make no assurance that Mr. Gellein's employment agreement will be extended beyond its current expiration date.
The geographic concentration of our hotels in California makes us more susceptible to an economic downturn or natural disaster in that state.
As of February 23, 2015, eight of the hotels and resorts we own were located in California, the greatest concentration of our portfolio of properties in any state. California has been historically at greater risk to certain acts of nature, such as fire, floods and earthquakes, than other states, and has also been subject to a more pronounced economic downturn than other states. It is also possible that a change in California laws applicable to hotels and resorts and the lodging industry may have a greater impact on us than a change in comparable laws in another jurisdiction where we have hotels and resorts. Accordingly, our business, financial condition and results of operations may be particularly susceptible to a natural disaster, downturn or changes in the California economy.
We have suspended the payment of dividends on our common stock.
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
Our hotel management companies act as employer of the hotel-level employees. At certain of our hotels, these employees are covered by collective bargaining agreements. At the current time, the collective bargaining agreement at the Hotel del Coronado has expired. At this time, we cannot predict when or whether a new agreement will be reached and what the impact of prolonged negotiations could be. If an agreement is reached, or if any of our hotels not currently operating under a collective bargaining agreement enters into one, such agreements may cause us to incur additional expenses related to the employees at our hotels, thereby reducing our profits and impacting our financial results negatively. Additionally, if agreements are not reached and there are labor disputes, including strikes, operations at our hotels could suffer due to the diversion of business to other hotels or increased costs of operating the hotels during such a labor dispute, thereby impacting our financial results negatively.
The outbreak of an epidemic or pandemic disease may have an adverse impact on our financial results.
An outbreak of an epidemic or pandemic disease may have a significant adverse impact on travel and the lodging industry. As a consequence, our financial results of operations may be adversely effected.
Our renovation and development activities are subject to timing, budgeting and other risks.
We are in the process of renovating several of our properties and expect to continue similar activities in the future. In addition, we have in the past, and may in the future, develop and redevelop certain properties. These renovation, development, and redevelopment activities and the pursuit of acquisition and other corporate opportunities expose us to certain risks, including those relating to:

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
Various types of catastrophic losses, such as losses due to wars, terrorist acts, earthquakes, floods, hurricanes or pollution or other environmental matters generally are either uninsurable or not economically insurable, or may be subject to insurance coverage limitations, such as large deductibles or co-payments. Although our earthquake insurance coverage is limited, as of February 23, 2015, eight of our hotels and resorts were located in California, which has been historically at a greater risk for certain acts of nature (such as fire, floods and earthquakes) than other states. Our InterContinental Miami hotel is located in an area that is prone to hurricanes and/or floods.
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

We obtain terrorism insurance to cover any property damage caused by any terrorism act under a separate stand-alone policy of insurance, and also have terrorism insurance under our general liability program and in our program for directors’ and officers’ coverage. We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future. Many insurers only provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act of 2015, or TRIPRA, which extended the Terrorism Risk Insurance Act of 2002 through the end of 2020. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Any damage related to war and to nuclear, biological and chemical incidents, therefore, is excluded under our policies. In addition, we have no assurance that this legislation will be extended beyond 2020. As a result of the above, there remains uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.
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
We have reviewed environmental reports prepared by our consultants and consultants retained by our lenders at various times, which disclose certain conditions on our properties and the use of hazardous substances in operation and maintenance activities that could pose a risk of environmental contamination or impose liability on us. At some properties these include on-site dry cleaning operations, petroleum storage in underground storage tanks, past tank removals and the known or suspected presence of asbestos, mold or thorium.
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
A portion of our investments are in properties located outside the United States. International investments and operations generally are subject to various political and other risks that are different from and in addition to those for U.S. investments and operations, including:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
Offices. We lease our headquarters located at 200 West Madison Street, Suite 1700, Chicago, Illinois 60606.
Property Overview and Performance. The following table presents certain information related to our hotel properties for the year ended December 31, 2014. All of the hotel properties in the following table relate to our one reportable business segment, hotel ownership.

				Year Ended December 31, 2014				% Change 2014 – 2013(1)
Hotel	Location	Date Acquired	Number of Rooms	Average Occupancy	Average Daily Rate	RevPAR	Total RevPAR	RevPAR	Total RevPAR
Fee Simple Property Interest
Westin St. Francis(*)	San Francisco, CA	6/2006	1,195	87.6%	$269.68	$236.25	$371.63	10.1%	8.7%
InterContinental Chicago(*)	Chicago, IL	4/2005	792	80.8%	$193.11	$156.03	$266.02	0.2%	0.1%
Hotel del Coronado(2)(*)	Coronado, CA	1/2006	757	64.2%	$424.07	$272.23	$588.04	7.2%	9.4%
Fairmont Chicago(*)	Chicago, IL	9/2005	687	66.4%	$224.89	$149.27	$258.23	0.8%	9.3%
Fairmont Scottsdale Princess(3)(*)	Scottsdale, AZ	9/2006	649	73.3%	$250.14	$183.38	$453.70	9.6%	15.4%
InterContinental Miami(*)	Miami, FL	4/2005	641	84.5%	$196.44	$165.92	$300.23	8.7%	10.2%
JW Marriott Essex House Hotel(4)(*)	New York, NY	9/2012	510	82.5%	$447.38	$368.99	$536.43	2.9%	1.9%
Hyatt Regency La Jolla(5)(*)	La Jolla, CA	7/1999	417	68.6%	$173.08	$118.66	$224.76	(4.4)%	0.7%
Ritz-Carlton Laguna Niguel(6)	Dana Point, CA	7/2006	396	69.3%	$420.85	$291.82	$649.85	9.4%	13.0%
Loews Santa Monica Beach Hotel(*)	Santa Monica, CA	3/1998	347	83.9%	$371.24	$311.60	$445.14	6.7%	3.6%
Ritz-Carlton Half Moon Bay(6)	Half Moon Bay, CA	8/2004	261	69.4%	$438.11	$303.83	$708.36	6.8%	8.7%
Four Seasons Washington, D.C.(*)	Washington, D.C.	3/2006	222	72.6%	$592.42	$429.78	$880.68	3.2%	3.8%
Four Seasons Resort Scottsdale at Troon North(7)	Scottsdale, AZ	12/2014	210	62.8%	$415.70	$261.21	$525.66	10.5%	11.7%
Four Seasons Silicon Valley(6)	East Palo Alto, CA	3/2011	200	74.5%	$404.95	$301.80	$526.41	11.9%	6.6%
Four Seasons Jackson Hole(6)	Teton Village, WY	3/2011	124	59.7%	$644.10	$384.45	$959.08	6.0%	6.7%
Ground Lease Property Interest
Marriott Lincolnshire Resort(6)	Lincolnshire, IL	9/1997	389	60.5%	$134.95	$81.70	$246.64	18.2%	9.4%
Leasehold Property Interest
Marriott Hamburg(8)	Hamburg, Germany	6/2000	278	85.8%	$200.85	$172.23	$230.08	7.8%	4.9%
Total (9)			8,075	75.7%	$296.20	$224.29	$420.75	6.5%	7.8%

(1)	The year-over-year comparisons are calculated using full year results which may include prior ownership periods.

(2)
Prior to June 11, 2014, we indirectly owned a 36.4% equity interest in the affiliate that owns this property. On June 11, 2014, we acquired the remaining 63.6% equity interest in the affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—3. Investment in Hotel Properties, Net” for further detail. The statistical information includes full year results.

(3)
Prior to March 31, 2014, we indirectly owned a 50.0% equity interest in the affiliate that owns this property. On March 31, 2014, we acquired the remaining 50.0% equity interest in the affiliate that owns this property. We have a ground lease interest in one land parcel at this property. See “Item 8. Financial Statements and Supplementary Data—3. Investment in Hotel Properties, Net” for further detail. The statistical information includes full year results.

(4)	We own a 51.0% controlling interest in an affiliate that owns this property. See “Item 8. Financial Statements and Supplementary Data—6. Variable Interest Entity” for further detail.

(5)	We own a 53.5% controlling interest in an affiliate that owns this property.

(6)	These properties are borrowing base assets under our bank credit facility. See "Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Bank Credit Facility" for further detail.

(7)
The table includes statistical information for the year ended December 31, 2014 only for our period of ownership. However, the year-over-year comparisons are calculated using full year results which include prior ownership periods.

(8)
This property was originally acquired on the date indicated in the table but was subsequently sold to a third party and leased back to us in a transaction that is more fully described under “Item 8. Financial Statements and Supplementary Data—9. Operating Lease Agreements.”

(9)	The property table excludes information related to the Montage Laguna Beach resort, which we acquired on January 29, 2015.

(*)	These properties are subject to mortgages as more fully described under “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Mortgages and Other Debt Payable, Net of Discount.”

Principal Terms of Management Agreements. As of December 31, 2014, 16 of our hotel properties are subject to management agreements with third party hotel managers and one is subject to a lease agreement with a third party hotel manager. For the management agreements, the principal terms are described below:

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

•
Terms. As of December 31, 2014, the remaining terms of the management agreements, not including renewal options, range from three years to 28 years and average 12 years. Generally, we do not have the right to exercise renewal options for the agreements. Instead, the term of an agreement either renews automatically, unless the hotel manager provides notice of termination, or is otherwise renewable within the discretion of the hotel manager.

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

Mortgage Debt Pertaining to Our Properties. For information relating to the mortgage debt pertaining to our properties, refer to “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Mortgages and Other Debt Payable, Net of Discount” and “Item 8. Financial Statements and Supplementary Data—21. Subsequent Events.”
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
Our common stock is listed and traded on the NYSE under the symbol “BEE”. As of February 20, 2015, the number of registered holders of record of our common stock was 63. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders.
The following table sets forth the high and low sale prices for our common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our common stock for the period January 1, 2013 through December 31, 2014.

	2014 Per Share of Common Stock			2013 Per Share of Common Stock
	Market Price		Dividend Paid	Market Price		Dividend Paid
	High	Low		High	Low
First Quarter	$10.57	$8.89	$—	$8.55	$6.44	$—
Second Quarter	11.84	9.66	—	9.69	7.63	—
Third Quarter	12.38	11.27	—	9.20	8.09	—
Fourth Quarter	13.68	11.01	—	9.61	8.19	—
Year	$13.68	$8.89	$—	$9.69	$6.44	$—
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
On November 4, 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of common stock. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under the bank credit facility, the overall economic climate, and our improving financial results.
For a description of restrictions on the payment of dividends, see “Item 8. Financial Statements and Supplementary Data—10. Indebtedness—Bank Credit Facility.”
Equity Compensation Plan Information
There are 9,700,000 shares of common stock authorized for issuance under our Second Amended and Restated 2004 Incentive Plan (the Amended and Restated Plan). As of December 31, 2014, there have been 2,448,724 securities issued into common stock. The following table sets forth certain information with respect to securities authorized and available for issuance under the Amended and Restated Plan as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under the Amended and Restated Plan (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders:			3,665,530
Restricted stock units (RSUs)(1)	3,076,329	N/A
Total	3,076,329		3,665,530
(1) Excludes 509,417 potential above-target RSUs that could be earned from existing grants under the Amended and Restated Plan.

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

	Years Ended December 31,
	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
	(In thousands, except per share data)
Operating Data:
Revenue:
Rooms	$582,969	$479,734	$401,305	$365,598	$317,058
Food and beverage	385,623	287,557	257,298	250,215	221,423
Other hotel operating revenue	115,084	91,355	73,585	72,297	69,428
Lease revenue	5,406	5,161	4,778	5,422	4,991
Total revenues	1,089,082	863,807	736,966	693,532	612,900
Operating costs and expenses:
Rooms	168,256	138,946	116,093	105,605	96,888
Food and beverage	277,962	221,388	190,106	181,892	161,227
Other departmental expenses	270,219	213,714	193,154	189,131	180,883
Management fees	36,331	25,000	20,732	20,545	18,020
Other hotel expenses	67,058	58,435	50,795	47,513	42,124
Lease expense	4,873	4,818	4,580	4,865	4,566
Depreciation and amortization	119,688	96,712	90,659	96,340	114,608
Impairment losses and other charges	—	728	18,406	—	141,858
Corporate expenses	26,898	25,176	31,098	39,043	33,852
Total operating costs and expenses	971,285	784,917	715,623	684,934	794,026
Operating income (loss)	117,797	78,890	21,343	8,598	(181,126)
Interest expense	(82,119)	(77,189)	(70,311)	(76,133)	(78,210)
Equity in earnings (losses) of unconsolidated affiliates	5,237	2,987	(13,485)	(9,215)	13,025
Income (loss) from continuing operations	181,672	4,313	(61,686)	(100,603)	(264,307)
Income from discontinued operations, net of tax	159,378	5,574	3,425	95,751	33,507
Net income (loss)	341,050	9,887	(58,261)	(4,852)	(230,800)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(1,221)	(38)	184	29	1,687
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	4,654	1,126	2,771	(383)	(1,938)
Preferred shareholder dividends	(24,084)	(24,166)	(24,166)	(18,482)	(30,886)
Net income (loss) attributable to SHR common shareholders	320,399	(13,191)	(79,472)	(23,688)	(261,937)
Income (loss) from continuing operations attributable to SHR common shareholders per share—basic	$0.69	$(0.09)	$(0.41)	$(0.67)	$(2.40)
Income (loss) from continuing operations attributable to SHR common shareholders per share—diluted	$0.65	$(0.09)	$(0.41)	$(0.67)	$(2.40)

	As of the Years Ended December 31,
	2014(1)	2013(1)	2012(1)	2011(1)	2010(1)
	(In thousands, except statistical data)
Balance Sheet Data:
Total assets	$3,619,157	$2,337,151	$2,406,417	$2,086,689	$2,162,316
Long-term debt obligations	1,705,778	1,273,696	1,322,297	1,050,385	1,146,281
Total liabilities	2,066,908	1,526,749	1,597,969	1,419,686	1,511,922
Noncontrolling interests in SHR’s operating partnership	10,500	7,534	5,463	4,583	5,050
Noncontrolling interests in consolidated affiliates	94,292	92,355	95,657	8,222	25,082
SHR’s shareholders’ equity	1,447,457	710,513	707,328	654,198	620,262
Statistical Data:
Number of hotels at the end of the year excluding unconsolidated affiliates	17	16	16	15	15
Number of rooms at the end of the year excluding unconsolidated affiliates	8,075	6,866	6,865	6,356	6,873
Average occupancy rate	76.1%	76.9%	74.1%	72.2%	69.5%

(1)
We sold two hotel properties in 2014, one hotel property in 2011, and one hotel property in 2010. The operations of these hotels are included as discontinued operations in the operating data above for all years presented.

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
Overview
Our core business is to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research, an independent provider of lodging industry statistical data). We own a unique portfolio of hotels that includes complex assets with multiple revenue streams located in select urban and resort markets that have strong growth characteristics and high barriers to entry. See “Item 8. Financial Statements and Supplementary Data—1. General” for the hotel interests owned or leased by us as of December 31, 2014. We are committed to enhancing shareholder value through a disciplined strategy that includes internal growth through exceptional asset management; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.
We were incorporated in Maryland in January 2004 and completed our initial public offering of our common stock in June 2004. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99.7% of its membership units as of December 31, 2014. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on December 31, 2014, as applicable, unless otherwise noted.
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
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued throughout 2014, including the fourth quarter, driven by improved group demand and increases in average room rates.

The fourth quarter of 2014 represented the nineteenth consecutive quarter of RevPAR growth and profit margin expansion for our same store United States portfolio of 15 hotels, which excludes the Four Seasons Resort Scottsdale at Troon North.  For the quarter ended December 31, 2014, RevPAR for our same store United States portfolio increased 7.3%, driven by a 5.9% increase in ADR and a 1.0 percentage point increase in occupancy, compared to the quarter ended December 31, 2013. Group occupied room nights increased 6.6% while transient occupied room nights decreased 2.2%.  Transient ADR increased 6.4% compared to the quarter ended December 31, 2013 and group ADR increased 5.7%.
For the full year December 31, 2014, RevPAR for our same store United States portfolio increased 6.3%, driven by a 5.5% increase in ADR and a 0.6 percentage point increase in occupancy, compared to the year ended December 31, 2013. Group occupied room nights increased 6.5% while transient occupied room nights decreased 3.4%.  Transient ADR increased 7.0% compared to the year ended December 31, 2013 and group ADR increased 4.3%
The key indicators of operating performance of our same store United States portfolio, including RevPAR and ADR, differ from the key indicators of operating performance of our Same Store Assets portfolio (which is defined within "-Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions"), which are discussed in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations." Our same store United States portfolio includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado for periods prior to our full ownership, and the Same Store Assets portfolio excludes the results of the Fairmont Scottsdale Princess hotel, the Hotel del Coronado, and the Four Seasons Resort Scottsdale at Troon North, which were acquired and consolidated in 2014.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for a sustained recovery, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our same store United States portfolio of hotels, definite group room nights for 2015 as of December 31, 2014 are down 0.7% compared to the same time last year; however, they are booked at 2.9% higher rates. New supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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

Factors Affecting Our Results of Operations
The table below summarizes the changes to our consolidated hotel properties and rooms as of December 31, 2014, 2013 and 2012 and includes assets held for sale as of December 31, 2013:

	2014	2013	2012
Hotels
Number of hotels, beginning of year	16	16	15
Acquisitions	3	—	1
Dispositions	(2)	—	—
Number of hotels, end of year	17	16	16
Rooms
Number of rooms, beginning of year	6,866	6,865	6,356
Acquisitions	1,616	—	509
Net room expansions	3	1	—
Dispositions	(410)	—	—
Number of rooms, end of year	8,075	6,866	6,865
Acquisition of Interests in Consolidated Properties. During the years ended December 31, 2014, 2013 and 2012, we acquired interests in the following consolidated properties and paid net purchase prices, including proration adjustments related to assets and liabilities of the hotels, as shown below:

Hotel	Date Acquired	Net Purchase Price (in millions)
Four Seasons Resort Scottsdale at Troon North	December 9, 2014	$140.9
Hotel del Coronado(a)	June 11, 2014	$805.0
Fairmont Scottsdale Princess(b)	March 31, 2014	$315.5
JW Marriott Essex House Hotel(c)	September 14, 2012	$350.3

(a)
On May 27, 2014, we entered into an agreement with certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone), whereby we agreed to acquire Blackstone's 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture) for a cash payment of $210.0 million. We also became fully obligated under the entire $475.0 million mortgage and mezzanine loans outstanding. Effective as of the closing of the transaction on June 11, 2014, we own 100.0% of the Hotel del Coronado Venture.

(b)
On March 31, 2014, we entered in an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby we agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) for a payment of $90.6 million. We also became fully obligated under the entire $117.0 million mortgage loan outstanding. Effective as of the closing of the transaction of March 31, 2014, we own 100.0% of the Fairmont Scottsdale Princess Venture.

(c)
On September 14, 2012, we entered into joint venture agreements with affiliates of KSL Capital Partners, LLC (the Essex House Hotel Venture) to fund the equity portion of the purchase price. We have a 51% controlling interest in the Essex House Hotel Venture and serve as managing member and asset manager.

Sale of Interests in Consolidated Properties. During the years ended December 31, 2014, 2013 and 2012, we sold our interests in the following consolidated properties and received net sales proceeds, net of working capital prorations and closing costs, as shown below:

Hotel	Date Sold	Net Sales Proceeds (in millions)
Marriott London Grosvenor Square(a)	March 31, 2014	$209.4
Four Seasons Punta Mita Resort and La Solana land parcel	February 28, 2014	$206.9

(a)
There was an outstanding balance of £67.3 million ($112.2 million) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. We received net proceeds of approximately $97.2 million.

The results of operations of hotels sold have been classified as discontinued operations for all periods presented.
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
Our Same Store Assets for purposes of the comparison of the years ended December 31, 2014 and 2013 exclude the Four Seasons Resort Scottsdale at Troon North, the Hotel del Coronado, and the Fairmont Scottsdale Princess hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations. Our Same Store Assets for purposes of the comparison of the years ended December 31, 2013 and 2012 exclude the JW Marriott Essex House Hotel, unconsolidated affiliates, and all sold properties and assets held for sale, if any, included in discontinued operations.
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
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the years ended December 31, 2014, 2013 and 2012 consisted of:

	Total Portfolio % of Total Revenues			Same Store Assets % of Total Revenues
	2014	2013	2012	2014	2013
Revenues:
Rooms	53.5%	55.5%	54.5%	55.2%	55.5%
Food and beverage	35.4%	33.3%	34.9%	34.5%	33.3%
Other hotel operating revenue	10.6%	10.6%	10.0%	9.7%	10.6%
Lease revenue	0.5%	0.6%	0.6%	0.6%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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

For purposes of calculating our Total Portfolio RevPAR for the years ended December 31, 2014, 2013 and 2012, we exclude unconsolidated affiliates, discontinued operations, if any, and the Marriott Hamburg hotel because we sublease the operations of the hotel and only record lease revenue. Same Store Assets RevPAR is calculated in the same manner as Total Portfolio RevPAR but also excludes the Four Seasons Resort Scottsdale at Troon North, the Hotel del Coronado and the Fairmont Scottsdale Princess hotel for the comparison of the years ended December 31, 2014 and 2013 and excludes the JW Marriott Essex House Hotel for the comparison of the years ended December 31, 2013 and 2012. These methods for calculating RevPAR each period are consistently applied through the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and should be taken into consideration wherever RevPAR results are disclosed.
We generate a significant portion of our revenue from two broad categories of customers, transient and group.
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 58.3%, 62.1% and 59.3% of the rooms sold during the years ended December 31, 2014, 2013 and 2012, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 41.7%, 37.9% and 40.7% of the rooms sold during the years ended December 31, 2014, 2013 and 2012, respectively. We divide our group customers into the following subcategories:

•	Group Association—This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate—This category includes group bookings related to corporate business.

•	Group Other—This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During the three years ended December 31, 2014, demand at our hotels has been strong, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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
Hotel Operating Expenses. Our hotel operating expenses for the years ended December 31, 2014, 2013 and 2012 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses			Same Store Assets % of Total Hotel Operating Expenses
	2014	2013	2012	2014	2013
Hotel Operating Expenses:
Rooms	20.5%	21.1%	20.4%	21.0%	21.2%
Food and beverage	33.9%	33.7%	33.3%	34.3%	33.7%
Other departmental expenses	33.0%	32.5%	33.8%	32.1%	32.6%
Management fees	4.4%	3.8%	3.6%	4.3%	3.8%
Other hotel expenses	8.2%	8.9%	8.9%	8.3%	8.7%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 49.1%, 51.0% and 48.1% of the Total Portfolio total hotel operating expenses for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Hotel Acquisition. On January 29, 2015, we closed on the acquisition of the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliate of the seller, the assumption of a $150.0 million existing mortgage loan encumbering the property, and a cash payment of approximately $110.4 million, which includes prorations and closing costs.

Mortgage Loan Agreements. On December 30, 2014, the Essex House Hotel Venture refinanced the mortgage loan secured by the JW Marriott Essex House Hotel and entered into a new $225.0 million limited recourse loan agreement. The initial mortgage loan maturity was extended to January 2018 with two, one-year extension options, subject to certain conditions. The interest rate decreased to an annual rate of one-month London InterBank Offered Rate (LIBOR) plus 2.95% from the previous annual rate of LIBOR plus 4.00%, subject to a 0.75% LIBOR floor.
On July 7, 2014, we paid off the outstanding balance of an $85.0 million mortgage loan secured by the InterContinental Miami hotel. On August 29, 2014, we entered into a new $115.0 million mortgage loan secured by the InterContinental Miami hotel. The mortgage loan maturity was extended to September 2024. The interest rate changed to an annual fixed rate of 3.99% from the previous annual rate of one-month LIBOR plus 3.50%.
On June 30, 2014, we refinanced the loan secured by the Four Seasons Washington, D.C. hotel. The principal was reduced to $120.0 million and the interest rate was reduced to one-month LIBOR plus 2.25% from one-month LIBOR plus 3.15%. The initial mortgage loan maturity date was extended to June 2017 with two, one-year extension options, subject to certain conditions.
On May 29, 2014, we refinanced the loan secured by the Loews Santa Monica Beach Hotel. The principal was increased to $120.0 million and the interest rate was reduced to one-month LIBOR plus 2.55% from one-month LIBOR plus 3.85%. The initial mortgage loan maturity date was extended to May 2017 with four, one-year extension options, subject to certain conditions.
Bank Credit Facility. On April 25, 2014, we entered into a new $300.0 million secured bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The facility's interest rate is based upon a leverage-based pricing grid ranging from LIBOR plus 1.75% to LIBOR plus 2.50%, which are lower spreads than the prior facility. The facility expires in April 2018, with a one-year extension available, subject to certain conditions. See “—Liquidity and Capital Resources—Bank credit facility.”
Preferred Stock Redemptions. On January 5, 2015, we redeemed all of the outstanding 3,615,375 shares of our 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock). The shares of the Series B Preferred Stock were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends from January 1, 2015 up to and including January 5, 2015 in the amount of $0.028646 per share, for a total redemption cost of approximately $90.5 million. Following the redemption, dividends on the Series B Preferred Stock ceased to accrue.
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
Common Stock. In December 2014, we completed an underwritten public offering of common stock by issuing 20.0 million shares at a price of $12.57 per share. After transaction expenses, we raised net proceeds of approximately $250.9 million. These proceeds were used to fund the acquisition of the Four Seasons Resort Scottsdale at Troon North, to redeem all of the issued and outstanding shares of our Series B Preferred Stock on January 5, 2015, and for general corporate purposes, including, without limitation, reducing debt and funding capital expenditures and working capital.
In June 2014, we completed an underwritten public offering of common stock by issuing 41.4 million shares at a public offering price of $10.50 per share. After underwriting discounts and commissions and transaction expenses, we raised net proceeds of approximately $416.7 million. These proceeds were used to fund the acquisition of the remaining equity interest in the Hotel del Coronado, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, and for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, repaying other debt and funding capital expenditures and working capital.
Interest Rate Swap Terminations. On April 21, 2014, we paid $22.7 million, including accrued and unpaid interest, to terminate all of our remaining interest rate swaps with a combined notional amount of $400.0 million.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013
Operating Results
The following table presents the operating results for the years ended December 31, 2014 and 2013, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$582,969	$479,734	$103,235	21.5%	$507,482	$479,734	$27,748	5.8%
Food and beverage	385,623	287,557	98,066	34.1%	317,253	287,557	29,696	10.3%
Other hotel operating revenue	115,084	91,355	23,729	26.0%	89,178	91,277	(2,099)	(2.3)%
Lease revenue	5,406	5,161	245	4.7%	5,406	5,161	245	4.7%
Total revenues	1,089,082	863,807	225,275	26.1%	919,319	863,729	55,590	6.4%
Operating Costs and Expenses:
Hotel operating expenses	819,826	657,483	(162,343)	(24.7)%	692,104	656,051	(36,053)	(5.5)%
Lease expense	4,873	4,818	(55)	(1.1)%	4,873	4,818	(55)	(1.1)%
Depreciation and amortization	119,688	96,712	(22,976)	(23.8)%	89,162	96,205	7,043	7.3%
Impairment losses and other charges	—	728	728	100.0%	—	—	—	—%
Corporate expenses	26,898	25,176	(1,722)	(6.8)%	—	—	—	—
Total operating costs and expenses	971,285	784,917	(186,368)	(23.7)%	786,139	757,074	(29,065)	(3.8)%
Operating income	117,797	78,890	38,907	49.3%	$133,180	$106,655	$26,525	24.9%
Interest expense, net	(81,850)	(77,136)	(4,714)	(6.1)%
Loss on early extinguishment of debt	(2,619)	—	(2,619)	(100.0)%
Equity in earnings of unconsolidated affiliates	5,237	2,987	2,250	75.3%
Foreign currency exchange (loss) gain	(116)	42	(158)	(376.2)%
Gain on consolidation of affiliates	143,471	—	143,471	100.0%
Other income (expenses), net	952	(314)	1,266	403.2%
Income before income taxes and discontinued operations	182,872	4,469	178,403	3,992.0%
Income tax expense	(1,200)	(156)	(1,044)	(669.2)%
Income from continuing operations	181,672	4,313	177,359	4,112.2%
Income from discontinued operations, net of tax	159,378	5,574	153,804	2,759.3%
Net income	341,050	9,887	331,163	3,349.5%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(1,221)	(38)	(1,183)	(3,113.2)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	4,654	1,126	3,528	313.3%
Net income attributable to SHR	$344,483	$10,975	$333,508	3,038.8%

Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$133,180	$106,655	$26,525	24.9%
Corporate expenses					(26,898)	(25,176)	(1,722)	(6.8)%
Corporate depreciation and amortization					(495)	(508)	13	2.6%
Non-Same Store Assets operating income (loss)					12,010	(2,081)	14,091	677.1%
Total Portfolio operating income					$117,797	$78,890	$38,907	49.3%
Operating Data (1):
Number of hotels	17	14			14	14
Number of rooms	8,075	6,456			6,459	6,456

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

Rooms. Our Same Store Assets contributed to a $27.7 million, or 5.8%, increase in rooms revenue for the year ended December 31, 2014 from the year ended December 31, 2013. The components of RevPAR from our Same Store Assets for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	77.0%	76.4%	0.8%
ADR	$292.31	$278.26	5.0%
RevPAR	$224.97	$212.46	5.9%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 5.0% increase in ADR and a 0.6 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 5.9% increase in group occupancy, partially offset by a 2.5% decrease in transient occupancy, and 4.6% and 6.0% increases in group and transient ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the year ended December 31, 2014 when compared to the year ended December 31, 2013. Significant growth in rooms revenue was noted at several of our Same Store Assets. The Westin St. Francis hotel had growth from strong self-contained and citywide group business, with a 15.4% increase in group occupancy over the prior year, which helped drive transient and group ADR up over the prior year by 12.9% and 4.6%, respectively. The Ritz-Carlton Laguna Niguel hotel also had strong group business, with a 9.2% increase in group occupancy over the prior year, which helped drive transient and group ADR up over the prior year by 9.9% and 6.4%, respectively. The InterContinental Miami hotel's transient occupancy grew 13.5% over prior year, which was driven by a strong Miami market, especially in the first half of the year.
For the Total Portfolio, rooms revenue increased $103.2 million, or 21.5%, for the year ended December 31, 2014 from the year ended December 31, 2013. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes $75.5 million of additional rooms revenue from hotels acquired during the year ended December 31, 2014. The components of RevPAR from our Total Portfolio for the years ended December 31, 2014 and 2013 are summarized as follows:

	Years Ended December 31,
	2014	2013	Change (%) Favorable/ (Unfavorable)
Occupancy	75.7%	76.4%	(0.9)%
ADR	$296.89	$278.26	6.7%
RevPAR	$224.85	$212.46	5.8%
Food and Beverage. Our Same Store Assets experienced a $29.7 million, or 10.3%, increase in food and beverage revenue for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to strong group volume and spend at many of our Same Store Assets, including the Westin St. Francis and Ritz-Carlton Laguna Niguel hotels, resulting from growth in group occupancy. Additionally, the InterContinental Miami hotel had a significant increase in outlet revenue due to strong transient demand. For the Total Portfolio, food and beverage revenue increased $98.1 million, or 34.1%, when comparing the year ended December 31, 2014 with the year ended December 31, 2013. In addition to the increase in Same Store Assets, the increase in the Total Portfolio food and beverage revenue includes $68.4 million of additional food and beverage revenue from hotels acquired during the year ended December 31, 2014.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets decreased $2.1 million, or 2.3%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to the JW Marriott Essex House Hotel limited performance guarantee. For the year ended December 31, 2014, we recognized $5.8 million related to the limited performance guarantee compared to $12.8 million recognized during the year ended December 31, 2013. In accordance with the terms of the guarantee agreement, cumulative guarantee payments that exceed $20.0 million may be recoverable by the hotel's management company. Any amounts that are recoverable are deferred and are not recognized in earnings. During the year ended December 31, 2014, the cumulative amounts that we received exceeded $20.0 million; therefore, we only recognized a portion of the payments we received in other hotel operating revenue. The decrease from the limited performance guarantee was offset by an increase in revenues generated from other ancillary services across our Same Store Asset portfolio. Most notably was an increase of

$1.7 million of cancellation fees/attrition revenue recognized, which included a $1.1 million increase in cancellation fees/attrition recognized by the Ritz-Carlton Laguna Niguel hotel during the year ended December 31, 2014 compared to the year ended December 31, 2013. For the Total Portfolio, other hotel operating revenue increased $23.7 million, or 26.0%, when comparing the year ended December 31, 2014 to the year ended December 31, 2013. The increase in the Total Portfolio other hotel operating revenue includes $25.8 million of additional other hotel operating revenue related to the hotels acquired during the year ended December 31, 2014.
Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2014 and 2013, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$168,256	$138,946	$(29,310)	(21.1)%	$145,381	$138,946	$(6,435)	(4.6)%
Food and beverage	277,962	221,388	(56,574)	(25.6)%	237,296	221,388	(15,908)	(7.2)%
Other departmental expenses	270,219	213,714	(56,505)	(26.4)%	221,884	213,714	(8,170)	(3.8)%
Management fees	36,331	25,000	(11,331)	(45.3)%	29,852	25,000	(4,852)	(19.4)%
Other hotel expenses	67,058	58,435	(8,623)	(14.8)%	57,691	57,003	(688)	(1.2)%
Total hotel operating expenses	$819,826	$657,483	$(162,343)	(24.7)%	$692,104	$656,051	$(36,053)	(5.5)%
Hotel operating expenses for our Same Store Assets increased by $36.1 million, or 5.5%. Increases in occupancy and higher food and beverage volume resulted in increases in payroll and related costs of $10.1 million, specifically in the rooms and food and beverage departments, increases in food and beverage acquisition costs of $3.5 million, and increases in travel agent commissions of $2.0 million. Increases in occupancy and ADR and higher food and beverage volume also contributed to a $1.1 million increase in credit card commissions. Management fees increased by $4.9 million due to higher gross revenues and improved operating profit at many of our Same Store Assets. Real estate taxes for our Same Store Assets also increased by $0.9 million.
For the Total Portfolio, hotel operating expenses increased by $162.3 million, or 24.7%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013. In addition to the increase at the Same Store Assets, the Total Portfolio also includes $128.4 million of additional hotel operating expenses related to the hotels acquired during the year ended December 31, 2014.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $23.0 million, or 23.8%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013, primarily due to $30.0 million of additional depreciation and amortization expense from hotels acquired during the year ended December 31, 2014. The increase in depreciation and amortization from acquired hotels was partially offset by the Same Store Assets which had a decrease in depreciation and amortization of $7.0 million, or 7.3%, due to furniture, fixtures, and equipment at many of the hotels becoming fully depreciated.
Impairment Losses and Other Charges. During the year ended December 31, 2013, we performed an impairment test of long-lived assets related to a property adjacent to the Fairmont Chicago hotel as a result of a change in the anticipated holding period for the property and recorded a non-cash impairment charge of $0.7 million.
Corporate Expenses. Corporate expenses increased $1.7 million, or 6.8%, for the year ended December 31, 2014 when compared to the year ended December 31, 2013. Corporate expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and transaction costs. The increase in corporate expenses is primarily due to costs related to an activist shareholder as well as severance expense.

Interest Expense, Net. There was a $4.7 million, or 6.1%, increase in interest expense, net for the year ended December 31, 2014 when compared to the year ended December 31, 2013. The components of interest expense, net for the years ended December 31, 2014 and 2013 are summarized as follows (in thousands):

	Years Ended December 31,
	2014	2013	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages and other debt	$(68,094)	$(72,934)	$4,840	6.6%
Bank credit facility	(1,912)	(5,613)	3,701	65.9%
Amortization of deferred financing costs	(4,334)	(4,885)	551	11.3%
Amortization of debt discount	(1,869)	—	(1,869)	(100.0)%
Amortization of interest rate swap costs	(9,586)	(4,006)	(5,580)	(139.3)%
Mark to market of certain interest rate swaps	2,815	9,228	(6,413)	(69.5)%
Interest income	269	53	216	407.5%
Capitalized interest	861	1,021	(160)	(15.7)%
Total interest expense, net	$(81,850)	$(77,136)	$(4,714)	(6.1)%
The change in interest expense, net, is primarily due to the following:

•
mortgage and other debt interest decreased due to lower annual interest rates resulting from refinancing activity during the year ended December 31, 2014 and the elimination of cash swap settlement payments after the termination of all of our remaining interest rate swaps, partially offset by additional interest expense from the consolidation of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado in 2014;

•
bank credit facility interest decreased due to a lower average balance outstanding during the year ended December 31, 2014 when compared to the year ended December 31, 2013 and a lower annual interest rate resulting from refinancing the bank credit facility in April 2014;

•	amortization of debt discount began when the Fairmont Scottsdale Princess hotel was consolidated in 2014;

•	amortization of interest rate swap costs increased due to the amortization of amounts previously recorded in accumulated other comprehensive loss related to terminated swaps; and

•	mark to market adjustments were eliminated when our remaining interest rate swaps were terminated.
The weighted average debt outstanding for the years ended December 31, 2014 and 2013 amounted to $1.43 billion and $1.20 billion, respectively. At December 31, 2014, approximately 33.8% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the year ended December 31, 2014, we recognized a loss on early extinguishment of debt of $2.6 million due to the write off of unamortized deferred financing costs and other costs related to refinancing of the mortgage loans secured by the InterContinental Miami hotel and the JW Marriott Essex House Hotel.
Equity in Earnings of Unconsolidated Affiliates. The following tables present certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates.
Year ended December 31, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Unconsolidated Affiliates in Mexico(3)	Total
Equity in earnings (losses)	$4,846	$600	$(209)	$5,237
Depreciation and amortization	1,551	3,526	—	5,077
Interest expense	168	3,418	1	3,587
Income tax benefit	—	(143)	(103)	(246)

Year ended December 31, 2013 (in thousands):

	Fairmont Scottsdale Princess Venture(1)	Hotel del Coronado Venture(2)	Unconsolidated Affiliates in Mexico(3)	Total
Equity in earnings	$2,036	$833	$118	$2,987
Depreciation and amortization	6,570	7,564	1	14,135
Interest expense	778	8,325	21	9,124
Income tax expense	—	191	39	230

(1)
The Fairmont Scottsdale Princess Venture is FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., the owner of the Fairmont Scottsdale Princess hotel. The Fairmont Scottsdale Princess Venture became wholly owned by us in March 2014.

(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado. The Hotel del Coronado Venture became wholly owned by us in June 2014.

(3)	These affiliates include the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture.
The $2.2 million change in equity in earnings of unconsolidated affiliates is primarily due to the Fairmont Scottsdale Princess hotel. During the year ended December 31, 2014, we only accounted for the Fairmont Scottsdale Princess hotel as an equity method investment for the first quarter of 2014, which has historically been the hotel's strongest quarter based on seasonality. We accounted for the Fairmont Scottsdale Princess hotel as an equity method investment for the full year ended December 31, 2013, which included the impact of slower quarters based on seasonality.
Gain on Consolidation of Affiliates. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $78.1 million for the year ended December 31, 2014. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $65.4 million for the year ended December 31, 2014.
Other Income (Expenses), Net. Other income (expenses), net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $1.3 million, or 403.2%, change in other income (expenses), net for the year ended December 31, 2014 when compared to the prior year, is primarily due to a gain recorded on the sale of a condominium-hotel development adjacent to the Hotel del Coronado during the year ended December 31, 2014.
Income Tax Expense. The $1.0 million, or 669.2%, increase in income tax expense is primarily a result of an increase in the deferred tax expense related to the Hotel del Coronado, which was not consolidated during the year ended December 31, 2013.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased by $153.8 million due to gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the year ended December 31, 2014.
Net Income Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. The $1.2 million increase in net income attributable to the noncontrolling interests in SHR's partnership is due to increases in net income resulting from higher operating income and gains recognized during the year ended December 31, 2014 related to the sales of assets and consolidation of affiliates.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The increase in net loss attributable to noncontrolling interests is due to an increase in net loss at the JW Marriott Essex House Hotel year over year.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012
Operating Results
The following table presents the operating results for the years ended December 31, 2013 and 2012, including the amount and percentage change in these results between the two years of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$479,734	$401,305	$78,429	19.5%	$412,290	$380,516	$31,774	8.4%
Food and beverage	287,557	257,298	30,259	11.8%	270,300	251,530	18,770	7.5%
Other hotel operating revenue	91,355	73,585	17,770	24.1%	77,033	71,629	5,404	7.5%
Lease revenue	5,161	4,778	383	8.0%	5,161	4,778	383	8.0%
Total revenues	863,807	736,966	126,841	17.2%	764,784	708,453	56,331	8.0%
Operating Costs and Expenses:
Hotel operating expenses	657,483	570,880	(86,603)	(15.2)%	581,612	548,491	(33,121)	(6.0)%
Lease expense	4,818	4,580	(238)	(5.2)%	4,818	4,580	(238)	(5.2)%
Depreciation and amortization	96,712	90,659	(6,053)	(6.7)%	84,894	86,670	1,776	2.0%
Impairment losses and other charges	728	18,406	17,678	96.0%	—	3,767	3,767	(100.0)%
Corporate expenses	25,176	31,098	5,922	19.0%	—	—	—	—
Total operating costs and expenses	784,917	715,623	(69,294)	(9.7)%	671,324	643,508	(27,816)	(4.3)%
Operating income	78,890	21,343	57,547	269.6%	$93,460	$64,945	$28,515	43.9%
Interest expense, net	(77,136)	(70,104)	(7,032)	(10.0)%
Equity in earnings (losses) of unconsolidated affiliates	2,987	(13,485)	16,472	122.2%
Foreign currency exchange gain (loss)	42	(1,247)	1,289	103.4%
Other (expenses) income, net	(314)	1,820	(2,134)	(117.3)%
Income (loss) before income taxes and discontinued operations	4,469	(61,673)	66,142	107.2%
Income tax expense	(156)	(13)	(143)	(1,100.0)%
Income (loss) from continuing operations	4,313	(61,686)	65,999	107.0%
Income from discontinued operations, net of tax	5,574	3,425	2,149	62.7%
Net income (loss)	9,887	(58,261)	68,148	117.0%
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(38)	184	(222)	(120.7)%
Net loss attributable to the noncontrolling interests in consolidated affiliates	1,126	2,771	(1,645)	(59.4)%
Net income (loss) attributable to SHR	$10,975	$(55,306)	$66,281	119.8%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$93,460	$64,945	$28,515	43.9%
Corporate expenses					(25,176)	(31,098)	5,922	19.0%
Corporate depreciation and amortization					(508)	(979)	471	48.1%
Non-Same Store Assets operating income (loss)					11,114	(11,525)	22,639	196.4%
Total Portfolio operating income					$78,890	$21,343	$57,547	269.6%
Operating Data (1):
Number of hotels	14	14			13	13
Number of rooms	6,456	6,455			5,946	5,946

(1)	Operating data includes the leasehold interest in the Marriott Hamburg hotel and excludes unconsolidated affiliates and properties included in discontinued operations.

Rooms. Our Same Store Assets contributed to a $31.8 million, or 8.4%, increase in rooms revenue for the year ended December 31, 2013 from the year ended December 31, 2012. The components of RevPAR from our Same Store Assets for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	75.9%	74.2%	2.3%
ADR	$262.36	$247.30	6.1%
RevPAR	$199.18	$183.50	8.5%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 6.1% increase in ADR and a 1.7 percentage-point increase in occupancy. Rooms revenue increased primarily due to a 4.3% increase in transient occupancy, partially offset by a 0.9% decrease in group occupancy, and 6.2% and 5.8% increases in transient and group ADR, respectively, resulting from improving market conditions at most of our Same Store Assets for the year ended December 31, 2013 when compared to the year ended December 31, 2012. Several of our Same Store Assets experienced decreases in rooms revenue of which the most significant relates to the Marriott Lincolnshire Resort due to a 7.0 percentage-point decrease in occupancy for the year ended December 31, 2013 from the year ended December 31, 2012 driven by displacement from a rooms renovation.
For the Total Portfolio, rooms revenue increased $78.4 million, or 19.5%, for the year ended December 31, 2013 from the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio rooms revenue also includes an increase of $46.7 million of rooms revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012. The components of RevPAR from our Total Portfolio for the years ended December 31, 2013 and 2012 are summarized as follows:

	Years Ended December 31,
	2013	2012	Change (%) Favorable/ (Unfavorable)
Occupancy	76.4%	74.4%	2.7%
ADR	$278.26	$253.67	9.7%
RevPAR	$212.46	$188.61	12.6%
Food and Beverage. Our Same Store Assets experienced an $18.8 million, or 7.5%, increase in food and beverage revenue for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The primary factors increasing food and beverage revenue at the Same Store Assets include increased revenues at the hotels' food and beverage outlets, which included redesigned restaurants at the InterContinental Miami hotel and the Four Seasons Jackson Hole hotel, and increased banquet revenues. For the Total Portfolio, food and beverage revenue increased $30.3 million, or 11.8%, when comparing the year ended December 31, 2013 to the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio food and beverage revenue also includes an increase of $11.5 million additional food and beverage revenue at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Other Hotel Operating Revenue. Other hotel operating revenue at the Same Store Assets increased $5.4 million, or 7.5%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to an increase in condominium rental revenues at the Four Seasons Jackson Hole hotel, an increase in theater revenue at the Marriott Lincolnshire Resort, resulting from an increase in performances as compared to the prior year, and increases in spa and garage revenues. For the Total Portfolio, other hotel operating revenue increased $17.8 million, or 24.1%, when comparing the year ended December 31, 2013 to the year ended December 31, 2012. In addition to the increase in the Same Store Assets, Total Portfolio other hotel operating revenue includes an increase of $11.4 million related to the limited performance guarantee at the JW Marriott Essex House Hotel.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the years ended December 31, 2013 and 2012, including the amount and percentage changes in these expenses between the two years of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2013	2012	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$138,946	$116,093	$(22,853)	(19.7)%	$117,367	$110,154	$(7,213)	(6.5)%
Food and beverage	221,388	190,106	(31,282)	(16.5)%	197,065	182,616	(14,449)	(7.9)%
Other departmental expenses	213,714	193,154	(20,560)	(10.6)%	193,772	187,844	(5,928)	(3.2)%
Management fees	25,000	20,732	(4,268)	(20.6)%	23,277	20,208	(3,069)	(15.2)%
Other hotel expenses	58,435	50,795	(7,640)	(15.0)%	50,131	47,669	(2,462)	(5.2)%
Total hotel operating expenses	$657,483	$570,880	$(86,603)	(15.2)%	$581,612	$548,491	$(33,121)	(6.0)%
Hotel operating expenses for our Same Store Assets increased by $33.1 million, or 6.0%, primarily due to:

•	$15.4 million higher payroll costs resulting from higher occupancy and wage increases at the hotels,

•	$3.4 million higher food and beverage costs due to increased food and beverage consumption and several redesigned restaurants,

•	$3.1 million higher management fees,

•	$1.6 million higher credit card commissions, which increased due to higher occupancy, rates and food and beverage volume,

•	$1.3 million higher travel agent commissions, which increased due to higher occupancy and rates,

•	$0.8 million higher real estate taxes,

•	$0.6 million higher marketing costs, and

•	$0.4 million higher insurance costs.
For the Total Portfolio, hotel operating expenses increased by $86.6 million, or 15.2%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. In addition to the increase at the Same Store Assets, the Total Portfolio also includes an increase of $52.8 million of hotel operating expenses at the JW Marriott Essex House Hotel, which we acquired in September 2012.
Depreciation and Amortization. For the Same Store Assets, depreciation and amortization decreased $1.8 million, or 2.0%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012 primarily due to certain assets becoming fully depreciated, partially offset by capital projects completed at the InterContinental Miami hotel, the InterContinental Chicago hotel, the Marriott Lincolnshire Resort and the Loews Santa Monica Beach Hotel. For the Total Portfolio, depreciation and amortization increased $6.1 million, or 6.7%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The Total Portfolio also includes an increase in depreciation and amortization expense of $8.3 million related to the JW Marriott Essex House Hotel, which we acquired in September 2012, partially offset by a decrease in corporate depreciation and amortization expense of $0.5 million due to certain assets becoming fully depreciated.
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
Corporate Expenses. Corporate expenses decreased $5.9 million, or 19.0%, for the year ended December 31, 2013 when compared to the year ended December 31, 2012. These expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and acquisition costs. The decrease in corporate expenses is primarily due to a decrease in acquisition costs mainly related to the acquisition of the JW Marriott Essex House Hotel and decreases in RSU expense, severance expense and professional fees. The decrease in corporate expenses is also due to a $1.4 million decrease related to the Value Creation Plan. See “Item 8. Financial Statements and Supplementary Data—13. Share-Based Employee Compensation Plans—Value Creation Plan and Deferral Program” for a further description of this plan. The Value Creation Plan provided for payments based on our market capitalization in 2012 and no amounts were recorded during the year ended December 31, 2013.
Interest Expense, Net. The $7.0 million, or 10.0%, increase in interest expense, net for the year ended December 31, 2013 when compared to the year ended December 31, 2012, was primarily due to:

•	a $12.4 million increase attributable to higher average borrowings,

•	a $1.2 million increase in the amortization of deferred financing costs,

•	a $0.5 million decrease in capitalized interest, partially offset by

•	a $2.5 million increase in gains related to the mark to market of certain interest rate swaps,

•	a $2.5 million decrease in the amortization of interest rate swaps costs, and

•	a $2.2 million decrease due to lower average interest rates.
The components of interest expense, net for the years ended December 31, 2013 and 2012 are summarized as follows (in thousands):

	Years Ended December 31,
	2013	2012
Mortgages and other debt	$(72,934)	$(64,781)
Bank credit facility	(5,613)	(3,582)
Amortization of deferred financing costs	(4,885)	(3,713)
Amortization of interest rate swap costs	(4,006)	(6,471)
Mark to market of certain interest rate swaps	9,228	6,702
Interest income	53	207
Capitalized interest	1,021	1,534
Total interest expense, net	$(77,136)	$(70,104)
The weighted average debt outstanding for the years ended December 31, 2013 and 2012 amounted to $1.20 billion and $1.01 billion, respectively. At December 31, 2013, including the effect of interest rate swaps, approximately 68.0% of our total debt had fixed interest rates.
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
We recorded $3.0 million of equity in earnings during the year ended December 31, 2013, which is a $16.5 million change from the $13.5 million equity in losses recorded during the year ended December 31, 2012, primarily due to an $8.6 million fee related to the termination of the management agreement with the management company at the Hotel del Coronado Venture during the year ended December 31, 2012, increases in operating income at both the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, and a decrease in interest expense at the Hotel del Coronado.
Foreign Currency Exchange Gain (Loss). We recorded foreign currency exchange gain of $42,000 for the year ended December 31, 2013 and foreign currency exchange loss of $1.2 million for the year ended December 31, 2012. The change of $1.3 million was primarily related to the liquidation of a foreign entity during the year ended December 31, 2012.
Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. We recorded other expenses of $0.3 million for the year ended December 31, 2013 and other income of $1.8 million for the year ended December 31, 2012. The change in other (expenses) income, net, of $2.1 million for the year ended December 31, 2013 when compared to the prior year, is primarily due to net losses related to the sale of condominium units at the JW Marriott Essex House Hotel during the year ended December 31, 2013 and increases in state, local and franchise taxes.
Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax, for the years ended December 31, 2013 and 2012 primarily consisted of the operating results of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel.
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
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. Net loss attributable to noncontrolling interests in consolidated affiliates for the year ended December 31, 2013 was $1.1 million, a decrease of $1.6 million from net loss attributable to noncontrolling interests of $2.8 million in the prior year primarily due to acquisition costs related to the acquisition of a 51% controlling interest in the JW Marriott Essex House Hotel in September 2012 and a portion of the Hotel del Coronado management agreement termination fee recognized during the year ended December 31, 2012, partially offset by a decrease in net income at the Hyatt Regency La Jolla hotel during the year ended December 31, 2013 when compared to the year ended December 31, 2012.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	recurring maintenance and capital expenditures necessary to maintain our properties properly.
Capital expenditures for the years ended December 31, 2014, 2013 and 2012 amounted to $74.3 million, $69.4 million and $61.1 million, respectively. Included in the 2014, 2013 and 2012 amounts were $0.9 million, $1.0 million and $1.5 million of capitalized interest, respectively. For the year ending December 31, 2015, we expect to spend approximately $55.0 million on hotel property and equipment replacement projects in accordance with hotel management agreements and approximately $40.0 million to $50.0 million on owner-funded projects, subject to adjustments based on continued evaluation. Major expected capital expenditures include guestroom renovations at the Loews Santa Monica Beach hotel, the InterContinental Chicago hotel and the Four Seasons Washington, D.C. hotel, as well as the roof, pool deck and garage renovations at the Loews Santa Monica Beach hotel.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of December 31, 2014, we had approximately $294.6 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. The corporate liquidity will be used for potential acquisition opportunities, capital projects, continued reduction in debt, and other general corporate purposes. In addition, approximately $90.5 million of such corporate liquidity was used to redeem all of the outstanding shares of Series B Preferred Stock on January 5, 2015 and approximately $110.4 million was used as partial consideration to acquire the Montage Laguna Beach resort on January 29, 2015. Moreover, we anticipate our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during 2015 (see - "Bank Credit Facility" below). As of December 31, 2014, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility, and we had no outstanding borrowings and $8.4 million in letters of credit outstanding on our $300.0 million bank credit facility.
Our available capacity under the bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel and the Ritz-Carlton Laguna Niguel hotel. As of February 23, 2015, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were zero.
We believe that the following measures we have taken should be sufficient to satisfy our liquidity needs for the next 12 months.
In December 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $250.9 million. We used a portion of the proceeds to fund the acquisition of the Four Seasons Resort Scottsdale at Troon North and to redeem all of the issued and outstanding shares of our Series B Preferred Stock in January 2015, which eliminates future preferred dividend distributions related to these shares and will use the remaining proceeds for general corporate purposes, including, without limitation, repaying other debt and funding capital expenditures and working capital. In June 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $416.6 million. We used the proceeds to fund the acquisition of the remaining 63.6% interest in the Hotel del Coronado Venture not previously owned by us, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, repaying other debt and funding capital expenditures and working capital.
In December 2014, the Essex House Hotel Venture entered into a new $225.0 million mortgage loan secured by the JW Marriott Essex House hotel, whereby we reduced the interest rate spread and extended the maturity of the mortgage loan to 2020, assuming extension options are exercised. In August 2014, we entered into a new $115.0 million mortgage loan secured by the InterContinental Miami hotel, whereby we were able to obtain a favorable fixed annual rate and extend the maturity of the mortgage loan to 2024. In May and June 2014, we refinanced the mortgage loans secured by the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel whereby we reduced the interest rate spreads on both loans and staggered and extended maturities to 2021 and 2019, respectively, assuming extension options are exercised (see – “Mortgages and other debt payable” below).
In March 2014, we sold the Marriott London Grosvenor Square hotel for proceeds of approximately $209.4 million, which included amounts used to repay the outstanding mortgage loan balance, and used the proceeds to acquire the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture not previously owned by us.
In February 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of approximately $206.9 million. We used the proceeds to redeem all of the issued and outstanding shares of our Series A Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and repay indebtedness under the bank credit facility.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, the overall economic climate and our improving financial results.

Bank credit facility. On April 25, 2014, we entered into a $300.0 million secured bank credit facility agreement. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The agreement contains an accordion feature, which provides the option to increase the borrowing capacity up to $400.0 million, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the new bank credit facility:

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

•
lenders received collateral in the form of pledges by SH Funding and certain of its subsidiaries of their interests in subsidiaries that directly or indirectly own, lease or operate the borrowing base properties, which currently include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel and guarantees of the loan from us and such subsidiaries;

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

•	minimum corporate fixed charge coverage of 1.40 during 2015 and 1.50 times thereafter;

•	maximum corporate leverage of 60%;

•
minimum tangible net worth of $1.4 billion, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

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
Mortgages and other debt payable. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages and other debt payable as of December 31, 2014 (in thousands):

	Balance as of December 31, 2014	2015	2016	2017	2018	2019	Thereafter
Mortgages payable
Hyatt Regency La Jolla (1)	$89,247	$—	$—	$89,247	$—	$—	$—
Fairmont Scottsdale Princess, LIBOR plus 0.36%	117,000	117,000	—	—	—	—	—
Hotel del Coronado, LIBOR plus 3.65%	475,000	—	—	—	475,000	—	—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	—	—	120,000	—
Fairmont Chicago, 6.09%	93,124	—	—	93,124	—	—	—
Westin St. Francis, 6.09%	209,588	—	—	209,588	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	—	—	—	120,000
JW Marriott Essex House Hotel, LIBOR plus 2.95%	225,000	—	—	—	—	—	225,000
InterContinental Miami, 3.99%	115,000	—	—	—	—	—	115,000
InterContinental Chicago, 5.61%	142,442	1,796	2,031	2,172	2,299	2,433	131,711
Total mortgages payable (2)(3)	1,706,401	118,796	2,031	394,131	477,299	122,433	591,711
Unamortized discount	(623)	—	—	—	—	—	—
Total mortgages payable, net of discount	$1,705,778	$118,796	$2,031	$394,131	$477,299	$122,433	$591,711

(1)
Interest on $72.0 million of the total principal amount is paid monthly at LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.2 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(2)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at December 31, 2014.

(3)	See “Item 8. Financial Statements and Supplementary Data—21. Subsequent Events.”
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, debt refinancings, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our bank credit facility may impose certain conditions or restrictions in connection therewith.
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
Equity Securities
As of December 31, 2014, we had 3,076,329 RSUs and performance-based RSUs outstanding, of which 1,551,741 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2013 to December 31, 2014 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2013	205,582,838	797,238	206,380,076
RSUs redeemed for shares of our common stock	449,341	—	449,341
OP Units redeemed for shares of our common stock	3,620	(3,620)	—
Common stock issued	61,400,000	—	61,400,000
Outstanding at December 31, 2014	267,435,799	793,618	268,229,417
Sources and Uses of Cash
Operating Activities. Net cash provided by operating activities was $166.6 million, $124.2 million and $78.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Cash flows from operations increased from 2013 to 2014 primarily due to increased operating income at most of our Same Store Assets, operating income generated by the hotels we acquired during the year ended December 31, 2014, and a reduction in cash interest paid, which was partially offset by the income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel during the year ended December 31, 2014. Cash flows from operations increased from 2012 to 2013 primarily due to improved operations at the Same Store Assets and the JW Marriott Essex House Hotel, which we acquired in September 2012, and favorable changes in working capital, partially offset by an increase in cash paid for interest.
Investing Activities. Net cash used in investing activities was $74.6 million, $43.5 million and $440.1 million for the years ended December 31, 2014, 2013 and 2012 respectively. The significant investing activities during these years are summarized below:

•
We acquired the 50.0% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture not previously owned by us for aggregate cash payments of $300.6 million during the year ended December 31, 2014. We acquired the Four Seasons Resort Scottsdale at Troon North for a cash payment of $140.9 million during the year ended December 31, 2014. We also acquired two condominium units at the JW Marriott Essex House Hotel for $4.9 million during the year ended December 31, 2014. We acquired the JW Marriott Essex House Hotel for $350.3 million during the year ended December 31, 2012.

•
We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $206.9 million and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $209.4 million, which included amounts used to repay the outstanding mortgage loan balance, during the year ended December 31, 2014. As part of these dispositions, unrestricted cash of $15.6 million was transferred to the buyers. We sold our interest in a property adjacent to the Fairmont Chicago hotel and received $9.7 million and sold three condominium units at the JW Marriott Essex House Hotel and received $6.8 million during the year ended December 31, 2013. We received an additional $2.0 million during the year ended December 31, 2012 related to the sale of a leasehold interest in the Paris Marriott hotel.

•	We acquired a note receivable that is secured by a property adjacent to the Fairmont Chicago hotel for $9.5 million during the year ended December 31, 2012.

•
We acquired unrestricted cash of $28.4 million through the acquisitions of the Fairmont Scottsdale Princess and the Hotel del Coronado Ventures and the acquisition of the Four Seasons Resort Scottsdale at Troon North during the year ended December 31, 2014.

•	We received cash from unconsolidated affiliates of $2.3 million, $24.6 million and $9.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

•
We disbursed $74.3 million during the year ended December 31, 2014 for capital expenditures related to room renovations at the Westin St. Francis, Ritz-Carlton Half Moon Bay and the Hyatt Regency La Jolla hotels, casita renovations at the Fairmont Scottsdale Princess hotel, the property improvement plan at the JW Marriott Essex House Hotel, and pool deck renovations at the Loews Santa Monica Beach Hotel. We disbursed $69.4 million and $61.1 million during the years ended December 31, 2013 and 2012, respectively, for capital expenditures primarily related to room renovations and food and beverage facilities.

•
Restricted cash and cash equivalents decreased by $14.8 million during the year ended December 31, 2014 primarily due to the refinancing of the JW Marriott Essex House Hotel, which released over $20.0 million held by the previous lender. Restricted cash and cash equivalents increased $15.1 million during the year ended December 31, 2013 primarily due to excess cash restricted by the lender for the JW Marriott Essex House Hotel. Restricted cash and cash equivalents increased $21.4 million during the year ended December 31, 2012 primarily due to cash reserved for lender required renovations at the Hyatt Regency La Jolla hotel as well as excess cash restricted by the lender for the JW Marriott Essex House Hotel.

Financing Activities. Net cash provided by financing activities was $268.1 million for the year ended December 31, 2014, compared with net cash used in financing activities of $78.2 million for the year ended December 31, 2013 and net cash provided by financing activities of $369.5 million for the year ended December 31, 2012. The significant financing activities during these years are summarized below:

•
We received proceeds from underwritten common stock offerings, net of offering costs, of approximately $667.6 million and $114.1 million during the years ended December 31, 2014 and December 31, 2012, respectively.

•	We paid approximately $199.5 million to redeem all of the issued and outstanding shares of our Series A Preferred Stock and our Series C Preferred Stock during the year ended December 31, 2014.

•
We received contributions of $6.6 million and $3.1 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the years ended December 31, 2014 and 2013, respectively. We received contributions of $96.4 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture and the Hyatt Regency La Jolla hotel during the year ended December 31, 2012.

•	We distributed $13.7 million, $24.2 million and $96.7 million to our preferred shareholders during the years ended December 31, 2014, 2013 and 2012, respectively.

•
We had net payments of $110.0 million and $36.0 million on our bank credit facility during the years ended December 31, 2014 and 2013, respectively, and net borrowings of $96.0 million on our bank credit facility during the year ended December 31, 2012.

•
We made net payments of $50.1 million and $14.7 million on mortgages and other debt during the years ended December 31, 2014 and 2013, respectively, and received net proceeds of $170.9 million on mortgages and other debt during the year ended December 31, 2012.

•	We paid financing costs of $9.4 million, $2.1 million and $4.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.

•	We paid $22.3 million to terminate interest rate swaps during the year ended December 31, 2014.

•	We paid distributions to the noncontrolling interest holders in our consolidated affiliates in the amount of $1.3 million for the year ended December 31, 2012.
Dividend Policy
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders so as to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Our dividend policy is subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend on our taxable income, our financial condition, our maintenance of REIT status and other factors as our board of directors deems relevant.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity.

Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, the overall economic climate, and our improving financial results.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of December 31, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 year(1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations(2)	$1,706,401	$118,796	$396,162	$599,732	$591,711
Interest on long-term debt obligations(3)	284,804	66,911	125,246	53,918	38,729
Operating lease obligations—ground leases and office space	133,151	3,337	6,563	5,501	117,750
Operating leases—Marriott Hamburg	71,821	4,634	9,267	9,267	48,653
Purchase commitments(4)	15,341	15,341	—	—	—
Total	$2,211,518	$209,019	$537,238	$668,418	$796,843

(1)	These amounts represent obligations that are due within fiscal year 2015.

(2)
Long-term debt obligations include our bank credit facility and mortgages and exclude the unamortized discount. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at December 31, 2014.

(4)	Amounts include executed construction contracts.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of December 31, 2014, $37.5 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
Our investment in the Fairmont Scottsdale Princess Venture amounted to $26.8 million as of December 31, 2013. Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million and $2.0 million for the years ended December 31, 2014 and 2013, respectively.
Hotel del Coronado Venture
We had a 36.4% ownership interest in BSK Del Partners, L.P. (the Hotel del Coronado Venture), which owns the Hotel del Coronado, and accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by our joint venture partner.

Our investment in the Hotel del Coronado Venture amounted to $54.9 million as of December 31, 2013. Our equity in earnings of the Hotel del Coronado Venture was $0.6 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively.
RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed the RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort hotel in Mexico. We account for this investment under the equity method of accounting. At December 31, 2014 and December 31, 2013, our investment in the unconsolidated affiliate amounted to $3.4 million and $3.9 million, respectively. Our equity in (losses) earnings of the unconsolidated affiliate was $(0.2) million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At December 31, 2014 and 2013, our investment in the unconsolidated affiliate amounted to $19.4 million and $19.4 million, respectively. Our equity in earnings (losses) of the unconsolidated affiliate was $23,000 and $(16,000) for the years ended December 31, 2014 and 2013, respectively.
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

There were no indicators of potential impairment during the year ended December 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.

Intangible Assets Subject to Amortization. Intangible assets are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of our investment in hotel properties impairment process described above.
There were no indicators of potential impairment during the year ended December 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our intangible assets subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.
Goodwill. We review goodwill for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. Goodwill has an indefinite useful life that should not be amortized but should be reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit, which in our case is each hotel property, to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as discounted cash flow analysis of our projections. In the second step of the impairment test, the impairment loss is determined by comparing the implied fair value of goodwill to the recorded amount of goodwill . The activities in the second step include hypothetically allocating the fair value of the reporting unit used in step one to all of the assets and liabilities, including all intangible assets, even if no intangible assets are currently recorded, of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. For reporting units with zero or negative carrying values, the second step is only performed if qualitative factors indicate that it is more likely than not that an impairment exists.
We performed our annual impairment test for goodwill as of December 31, 2014. We did not record any non-cash goodwill impairment charges for the year ended December 31, 2014 based on the outcome of this test. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges on our hotel properties with goodwill subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.
Intangible Assets Not Subject to Amortization. We review intangible assets not subject to amortization for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The impairment assessment shall consist of a comparison of the fair value of the asset with its carrying amount. The assessment of fair value of the intangible assets not subject to amortization incorporates unobservable inputs (Level 3), including a discounted cash flow analysis of our projections. If the carrying amount of an intangible asset not subject to amortization exceeds its fair value, we shall recognize an impairment loss in an amount equal to that excess. We performed our annual impairment test for intangible assets not subject to amortization as of December 31, 2014. We did not record any non-cash impairment charges related to intangible assets not subject to amortization for the year ended December 31, 2014 based on the outcome of this test. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.
Investment in Unconsolidated Affiliates. A series of operating losses of an investee or other factors may indicate that a decrease in value of a company’s investment in unconsolidated affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the unconsolidated affiliates is evaluated periodically for valuation declines that are other-than-temporary. If the investment is other than temporarily impaired, the investment is written down to its estimated fair value. Also taken into consideration when testing for impairment is the value of the underlying real estate investments, the ownership and distribution preferences and limitations and rights to sell and repurchase of its ownership interests. There were no other-than-temporary declines in value of investments in unconsolidated affiliates during the year ended December 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for other-than-temporary declines in value subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.

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
New Accounting Guidance
See “Item 8. Financial Statements and Supplementary Data—2. Summary of Significant Accounting Policies—New Accounting Guidance.”
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

The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to SHR common shareholders	$320,399	$(13,191)	$(79,472)
Depreciation and amortization—continuing operations	119,688	96,712	90,659
Depreciation and amortization—discontinued operations	1,275	9,306	12,805
Interest expense—continuing operations	82,119	77,189	70,311
Interest expense—discontinued operations	1,326	7,087	5,178
Income taxes—continuing operations	1,200	156	13
Income taxes—discontinued operations	833	1,290	998
Income taxes—sale of assets	20,451	—	—
Noncontrolling interests	1,221	38	(184)
Adjustments from consolidated affiliates	(15,756)	(14,604)	(8,599)
Adjustments from unconsolidated affiliates	8,419	23,489	27,562
Preferred shareholder dividends	24,084	24,166	24,166
EBITDA	565,259	211,638	143,437
Realized portion of deferred gain on sale leaseback	(207)	(207)	(200)
(Gain) loss on sale of assets—continuing operations	(729)	1,185	—
Gain on sale of assets—discontinued operations	(177,219)	—	—
Gain on consolidation of affiliates	(143,471)	—	—
Impairment losses and other charges—continuing operations	—	728	18,406
Impairment losses and other charges—discontinued operations	—	—	437
Loss on early extinguishment of debt—continuing operations	2,619	—	—
Loss on early extinguishment of debt—discontinued operations	272	—	—
Foreign currency exchange loss (gain)—continuing operations	116	(42)	1,247
Foreign currency exchange (gain) loss—discontinued operations	(32)	(1)	363
Non-cash interest rate derivative activity	218	—	—
Amortization of below market hotel management agreement	1,203	—	—
Activist shareholder costs	1,636	342	—
Hotel acquisitions costs	182	—	—
Adjustment for Value Creation Plan	—	—	1,407
Severance charges	—	—	2,485
Management agreement termination fee(a)	—	—	7,820
Adjustments from consolidated affiliates	(881)	(455)	—
Comparable EBITDA	$248,966	$213,188	$175,402
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
The following table provides a reconciliation of net income (loss) attributable to SHR common shareholders to Comparable FFO (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss) attributable to SHR common shareholders	$320,399	$(13,191)	$(79,472)
Depreciation and amortization—continuing operations	119,688	96,712	90,659
Depreciation and amortization—discontinued operations	1,275	9,306	12,805
Corporate depreciation	(495)	(508)	(979)
(Gain) loss on sale of assets—continuing operations	(729)	1,185	—
Gain on sale of assets, net of tax—discontinued operations	(156,768)	—	—
Gain on consolidation of affiliates	(143,471)	—	—
Realized portion of deferred gain on sale leaseback	(207)	(207)	(200)
Noncontrolling interests adjustments	(398)	(400)	(501)
Adjustments from consolidated affiliates	(8,188)	(7,378)	(4,091)
Adjustments from unconsolidated affiliates	5,077	14,135	15,258
FFO	136,183	99,654	33,479
Redeemable noncontrolling interests	1,619	438	317
FFO—Fully Diluted	137,802	100,092	33,796
Impairment losses and other charges—continuing operations	—	728	18,406
Impairment losses and other charges—discontinued operations	—	—	437
Non-cash interest rate derivative activity—continuing operations	6,335	(9,228)	(6,702)
Non-cash interest rate derivative activity—discontinued operations	—	(2,389)	(5,536)
Loss on early extinguishment of debt—continuing operations	2,619	—	—
Loss on early extinguishment of debt—discontinued operations	272	—	—
Foreign currency exchange loss (gain)—continuing operations	116	(42)	1,247
Foreign currency exchange (gain) loss, net of tax—discontinued operations	(32)	(1)	363
Amortization of debt discount	1,869	—	—
Amortization of below market hotel management agreement	1,203	—	—
Activist shareholder costs	1,636	342	—
Hotel acquisition costs	182	—	—
Adjustment for Value Creation Plan	—	—	1,407
Severance charges	—	—	2,485
Management agreement termination fee(a)	—	—	7,820
Excess of redemption price over carrying amount of redeemed preferred stock	10,233	—	—
Adjustments from consolidated affiliates	(985)	—	—
Comparable FFO	$161,250	$89,502	$53,723
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
See “Item 8. Financial Statements and Supplementary Data—12. Derivatives” for information on our interest rate cap and swap agreements outstanding as of December 31, 2014.
As of December 31, 2014, our total outstanding mortgages and other debt and indebtedness under the bank credit facility totaled approximately $1.7 billion, of which approximately 33.8% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually.
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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange rates as it relates to our leasehold interest in the Marriott Hamburg hotel, which uses the euro. For the year ended December 31, 2014, approximately 0.5% of our total revenues, were generated from the Marriott Hamburg hotel. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of Strategic Hotels & Resorts, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Strategic Hotels & Resorts, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 24, 2015

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2014	2013
Assets
Investment in hotel properties, net*	$2,828,400	$1,795,338
Goodwill	38,128	38,128
Intangible assets, net of accumulated amortization of $7,288 and $11,753	94,324	29,502
Assets held for sale	—	135,901
Investment in unconsolidated affiliates	22,850	104,973
Cash and cash equivalents*	442,613	73,655
Restricted cash and cash equivalents*	81,510	75,916
Accounts receivable, net of allowance for doubtful accounts of $492 and $606*	51,382	39,660
Deferred financing costs, net of accumulated amortization of $7,814 and $12,354*	11,440	8,478
Deferred tax assets	1,729	—
Prepaid expenses and other assets*	46,781	35,600
Total assets	$3,619,157	$2,337,151
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages and other debt payable, net of discount*	$1,705,778	$1,163,696
Bank credit facility	—	110,000
Liabilities of assets held for sale	—	17,027
Accounts payable and accrued expenses*	224,505	189,889
Preferred stock redemption liability	90,384	—
Distributions payable	104	—
Deferred tax liabilities	46,137	46,137
Total liabilities	2,066,908	1,526,749
Commitments and contingencies (Note 17)
Noncontrolling interests in SHR’s operating partnership	10,500	7,534
Equity:
SHR’s shareholders’ equity:
8.50% Series A Cumulative Redeemable Preferred Stock ($0.01 par value per share; 0 and 4,148,141 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $0 and $103,704 in the aggregate)	—	99,995
8.25% Series B Cumulative Redeemable Preferred Stock ($0.01 par value per share; 3,615,375 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $90,488 and $90,384 in the aggregate)	—	87,064
8.25% Series C Cumulative Redeemable Preferred Stock ($0.01 par value per share; 0 and 3,827,727 shares issued and outstanding; liquidation preference $25.00 per share plus accrued distributions and $0 and $95,693 in the aggregate)	—	92,489
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 267,435,799 and 205,582,838 shares of common stock issued and outstanding)	2,674	2,056
Additional paid-in capital	2,348,284	1,705,306
Accumulated deficit	(890,469)	(1,234,952)
Accumulated other comprehensive loss	(13,032)	(41,445)
Total SHR’s shareholders’ equity	1,447,457	710,513
Noncontrolling interests in consolidated affiliates	94,292	92,355
Total equity	1,541,749	802,868
Total liabilities, noncontrolling interests and equity	$3,619,157	$2,337,151

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED BALANCE SHEETS—(CONTINUED)
(In Thousands)

	December 31,
	2014	2013
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 6):
Investment in hotel properties, net	$336,243	$340,136
Cash and cash equivalents	62,064	6,214
Restricted cash and cash equivalents	3,746	14,843
Accounts receivable, net of allowance for doubtful accounts of $49 and $91	4,920	4,520
Deferred financing costs, net of accumulated amortization of $0 and $1,871	3,899	2,529
Prepaid expenses and other assets	14,603	8,922
Mortgages and other debt payable	225,000	185,826
Accounts payable and accrued expenses	10,228	9,371
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the years ended December 31,
	2014	2013	2012
Revenues:
Rooms	$582,969	$479,734	$401,305
Food and beverage	385,623	287,557	257,298
Other hotel operating revenue	115,084	91,355	73,585
Lease revenue	5,406	5,161	4,778
Total revenues	1,089,082	863,807	736,966
Operating Costs and Expenses:
Rooms	168,256	138,946	116,093
Food and beverage	277,962	221,388	190,106
Other departmental expenses	270,219	213,714	193,154
Management fees	36,331	25,000	20,732
Other hotel expenses	67,058	58,435	50,795
Lease expense	4,873	4,818	4,580
Depreciation and amortization	119,688	96,712	90,659
Impairment losses and other charges	—	728	18,406
Corporate expenses	26,898	25,176	31,098
Total operating costs and expenses	971,285	784,917	715,623
Operating income	117,797	78,890	21,343
Interest expense	(82,119)	(77,189)	(70,311)
Interest income	269	53	207
Loss on early extinguishment of debt	(2,619)	—	—
Equity in earnings (losses) of unconsolidated affiliates	5,237	2,987	(13,485)
Foreign currency exchange (loss) gain	(116)	42	(1,247)
Gain on consolidation of affiliates	143,471	—	—
Other income (expenses), net	952	(314)	1,820
Income (loss) before income taxes and discontinued operations	182,872	4,469	(61,673)
Income tax expense	(1,200)	(156)	(13)
Income (loss) from continuing operations	181,672	4,313	(61,686)
Income from discontinued operations, net of tax	159,378	5,574	3,425
Net Income (Loss)	341,050	9,887	(58,261)
Net (income) loss attributable to the noncontrolling interests in SHR’s operating partnership	(1,221)	(38)	184
Net loss attributable to the noncontrolling interests in consolidated affiliates	4,654	1,126	2,771
Net Income (Loss) Attributable to SHR	344,483	10,975	(55,306)
Preferred shareholder dividends	(24,084)	(24,166)	(24,166)
Net Income (Loss) Attributable to SHR Common Shareholders	$320,399	$(13,191)	$(79,472)
Amounts Attributable to SHR:
Income (loss) from continuing operations	$185,713	$5,401	$(58,731)
Income from discontinued operations	158,770	5,574	3,425
Net income (loss)	$344,483	$10,975	$(55,306)
Basic Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.69	$(0.09)	$(0.41)
Income from discontinued operations attributable to SHR common shareholders	0.68	0.03	0.01
Net income (loss) attributable to SHR common shareholders	$1.37	$(0.06)	$(0.40)
Weighted average common shares outstanding	233,528	206,334	201,109
Diluted Income (Loss) Per Share:
Income (loss) from continuing operations attributable to SHR common shareholders	$0.65	$(0.09)	$(0.41)
Income from discontinued operations attributable to SHR common shareholders	0.65	0.03	0.01
Net income (loss) attributable to SHR common shareholders	$1.30	$(0.06)	$(0.40)
Weighted average common shares outstanding	243,558	206,334	201,109
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	For the years ended December 31,
	2014	2013	2012
Net income (loss)	$341,050	$9,887	$(58,261)
Other comprehensive income:
Gain (loss) on currency translation adjustments	18,695	(412)	725
Gain on derivatives and other activity	9,718	17,838	11,056
Other comprehensive income	28,413	17,426	11,781
Comprehensive Income (Loss)	369,463	27,313	(46,480)
Comprehensive (income) loss attributable to the noncontrolling interests in SHR's operating partnership	(1,323)	(108)	133
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	4,654	1,126	2,771
Comprehensive Income (Loss) Attributable to SHR	$372,794	$28,331	$(43,576)
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY
(In Thousands)

	For the years ended December 31,
	2014	2013	2012
8.50% Series A Cumulative Redeemable Preferred Stock
Balance, beginning of year	$99,995	$99,995	$99,995
Preferred stock redemption	(99,995)	—	—
Balance, end of year	$—	$99,995	$99,995
8.25% Series B Cumulative Redeemable Preferred Stock
Balance, beginning and end of year	$87,064	$87,064	$87,064
Preferred stock redemption	(87,064)	—	—
Balance, end of year	$—	$87,064	$87,064
8.25% Series C Cumulative Redeemable Preferred Stock
Balance, beginning of year	$92,489	$92,489	$92,489
Preferred stock redemption	(92,489)	—	—
Balance, end of year	$—	$92,489	$92,489
Common stock
Balance, beginning of year	$2,056	$2,043	$1,856
Restricted stock units redeemed for shares of SHR common stock	4	13	2
Issuance of shares of SHR common stock	614	—	185
Balance, end of year	$2,674	$2,056	$2,043
Additional paid-in capital
Balance, beginning of year	$1,705,306	$1,730,535	$1,634,067
Issuance of shares of SHR common stock	685,486	—	119,415
Offering costs	(18,518)	—	(5,538)
Preferred stock redemption	(10,355)	—	—
Acquisition of additional ownership interests in consolidated affiliates	—	—	(1,079)
Distributions to holders of noncontrolling interests in consolidated affiliates	—	—	1,789
Preferred stock tender	—	—	(54)
Declared distributions to preferred shareholders	(13,851)	(24,166)	(24,166)
Share-based compensation	1,961	970	7,165
Adjustment for noncontrolling interest ownership in SHR’s operating partnership	(1,384)	209	(326)
Redemption value adjustment	(361)	(2,242)	(738)
Balance, end of year	$2,348,284	$1,705,306	$1,730,535
Accumulated deficit
Balance, beginning of year	$(1,234,952)	$(1,245,927)	$(1,190,621)
Net income (loss) attributable to SHR	344,483	10,975	(55,306)
Balance, end of year	$(890,469)	$(1,234,952)	$(1,245,927)
Accumulated other comprehensive loss
Balance, beginning of year	$(41,445)	$(58,871)	$(70,652)
Currency translation adjustments	18,695	(412)	725
Derivatives and other activity	9,718	17,838	11,056
Balance, end of year	$(13,032)	$(41,445)	$(58,871)
Total SHR’s Shareholders’ Equity	$1,447,457	$710,513	$707,328

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF EQUITY—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2014	2013	2012
Noncontrolling interests in consolidated affiliates
Balance, beginning of year	$92,355	$95,657	$8,222
Net loss	(4,654)	(1,126)	(2,771)
Contributions from holders of noncontrolling interests in consolidated affiliates	6,605	3,140	96,417
Distributions to holders of noncontrolling interests in consolidated affiliates	(14)	(16)	(3,069)
Elimination of noncontrolling interest	—	(5,300)	—
Acquisition of additional ownership interests	—	—	(3,077)
Other	—	—	(65)
Balance, end of year	$94,292	$92,355	$95,657
Total Equity	$1,541,749	$802,868	$802,985
The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the years ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$341,050	$9,887	$(58,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense (benefit)	1,036	(885)	(217)
Depreciation and amortization	120,963	106,018	103,464
Amortization of deferred financing and other costs	17,013	11,194	12,742
Non-cash impairment losses and other charges	—	728	18,843
Loss on early extinguishment of debt	1,962	—	—
Equity in (earnings) losses of unconsolidated affiliates	(5,237)	(2,987)	13,485
Share-based compensation	5,826	5,292	7,756
Gain on consolidation of affiliates	(143,471)	—	—
(Gain) loss on disposal of assets, net of tax	(156,768)	1,185	—
Income tax on sale of assets	(20,451)	—	—
Foreign currency exchange loss (gain)	84	(43)	1,610
Recognition of deferred gains	(207)	(207)	(200)
Mark to market of derivative financial instruments	(2,870)	(11,536)	(12,224)
Decrease (increase) in accounts receivable	7,747	(2,360)	(1,787)
(Increase) decrease in prepaid expenses and other assets	(2,469)	375	(1,646)
Increase (decrease) in accounts payable and accrued expenses	2,364	7,515	(4,982)
Net cash provided by operating activities	166,572	124,176	78,583
Investing Activities:
Acquisition of hotel and other investments	(446,418)	—	(350,333)
Proceeds from sales of assets	416,274	16,533	1,991
Investment in unconsolidated affiliate	—	—	(9,050)
Cash received from unconsolidated affiliates	2,250	24,555	9,111
Unrestricted cash acquired	28,375	—	183
Unrestricted cash sold	(15,634)	—	—
Acquisition of note receivable	—	—	(9,457)
Capital expenditures	(74,253)	(69,414)	(61,100)
Decrease (increase) in restricted cash and cash equivalents	14,785	(15,136)	(21,412)
Net cash used in investing activities	(74,621)	(43,462)	(440,067)
Financing Activities:
Proceeds from issuance of common stock	686,100	—	119,600
Equity issuance costs	(18,518)	—	(5,538)
Preferred stock redemption	(199,518)	—	—
Preferred stock tender costs	—	—	(54)
Borrowings under bank credit facility	148,000	51,000	307,000
Payments on bank credit facility	(258,000)	(87,000)	(211,000)
Proceeds from mortgages	352,000	—	280,000
Payments on mortgages and other debt	(402,051)	(14,725)	(109,134)
Contributions from holders of noncontrolling interests in consolidated affiliates	6,605	3,140	96,417
Acquisition of noncontrolling interest in consolidated affiliates	—	—	(4,156)
Debt financing costs	(9,373)	(2,130)	(4,829)
Distributions to preferred shareholders	(13,747)	(24,166)	(96,665)
Distributions to holders of noncontrolling interests in consolidated affiliates	(14)	(16)	(1,280)
Interest rate swap termination	(22,325)	—	—
Other financing activities	(1,034)	(4,310)	(846)
Net cash provided by (used in) financing activities	268,125	(78,207)	369,515
Effect of exchange rate changes on cash	(21)	(23)	30
Net change in cash and cash equivalents	360,055	2,484	8,061
Change in cash of assets held for sale	8,903	(8,903)	—
Cash and cash equivalents, beginning of year	73,655	80,074	72,013
Cash and cash equivalents, end of year	$442,613	$73,655	$80,074

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)
(In Thousands)

	For the years ended December 31,
	2014	2013	2012
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Assumption of mortgage loans - hotel investment acquisitions (see note 3)	$589,507	$—	$—
Gain on mark to market of derivative instruments (see note 12)	$(2,781)	$(11,532)	$(3,136)
Preferred stock redemption accrual (see note 11)	$90,384	$—	$—
Distributions declared and payable to preferred shareholders (see note 11)	$104	$—	$—
(Decrease) increase in capital expenditures recorded as liabilities	$(1,831)	$(147)	$3,830
Cash Paid For (Receipts Of):
Interest, net of interest capitalized	$71,915	$86,303	$73,443
Income taxes, net of refunds	$21,836	$(234)	$77

The accompanying notes to the consolidated financial statements are an integral part of these statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of December 31, 2014, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company considers each hotel to be a separate operating segment because the Company allocates resources and assesses performance on an individual hotel basis. The Company aggregates the individual hotels into one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99.7% of its membership units as of December 31, 2014. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of December 31, 2014, SH Funding owned interests in or leased the following 17 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (d)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Resort Scottsdale at Troon North	13. Marriott Hamburg (e)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (f)
6. Four Seasons Washington, D.C.	15. Ritz-Carlton Half Moon Bay
7. Hotel del Coronado (b)	16. Ritz-Carlton Laguna Niguel
8. Hyatt Regency La Jolla (c)	17. Westin St. Francis
9. InterContinental Chicago

(a)
This property is owned by an affiliate that was partially-owned by the Company and accounted for as an unconsolidated affiliate prior to March 31, 2014 (see note 7). On March 31, 2014, the Company acquired the remaining ownership interests in the affiliate and began accounting for it as a consolidated affiliate (see note 3). One land parcel at this property is subject to a ground lease arrangement.

(b)
This property is owned by an affiliate that was partially-owned by the Company and accounted for as an unconsolidated affiliate prior to June 11, 2014 (see note 7). On June 11, 2014, the Company acquired the remaining ownership interests in the affiliate and began accounting for it as a consolidated affiliate (see note 3).

(c)	This property is owned by a consolidated affiliate in which the Company holds an interest (see note 2).

(d)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 2, 3 and 6).

(e)	The Company has a leasehold interest in this property.

(f)	This property is subject to a ground lease arrangement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Consolidation:
The accompanying consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At December 31, 2014, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 6). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At December 31, 2014, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At December 31, 2014, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (RCPM) and the Lot H5 Venture (see note 7), which are unconsolidated affiliates in the accompanying consolidated financial statements that are accounted for using the equity method of accounting.
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
Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell. The Company classifies the operations of hotels sold or held for sale as discontinued operations (see note 5). Effective January 1, 2015, the Company adopted new accounting guidance related to discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the Company's results of operations would qualify as discontinued operations. The Company will apply this new guidance prospectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill:
Goodwill is the excess of the allocated purchase price over the fair value of the net assets at the time a property is acquired. The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at the beginning of the year
Goodwill	$314,714	$316,945
Accumulated impairment losses	(276,586)	(276,586)
	38,128	40,359
Goodwill related to assets held for sale	—	(2,231)
Balance at the end of the year
Goodwill	314,714	314,714
Accumulated impairment losses	(276,586)	(276,586)
	$38,128	$38,128
Intangible Assets:
Intangible assets at December 31, 2014 and 2013 include (in thousands):

	2014	2013	Weighted Average Useful Life
Intangible assets subject to amortization:
Below market ground leases:
Fairmont Scottsdale Princess	$7,656	$—	95 years, 9 months
Marriott London Grosvenor Square	—	34,567	51 years
Golf course use agreement	1,500	1,500	14 years
Advanced bookings	7,380	3,200	1 year, 7 months
Land development entitlements	1,988	1,988	2 years
Memberships value(a)	5,973	—	30 years
Below market hotel management agreement(a)	18,822	—	9 years, 2 months
	43,319	41,255
Accumulated amortization	(7,288)	(11,753)
	36,031	29,502
Intangible assets not subject to amortization:
Trade name(a)	58,293	—

Intangible assets, net of accumulated amortization	$94,324	$29,502
(a) These intangible assets relate to the Hotel del Coronado (see note 3).

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets is computed on a straight-line basis over the respective useful lives. For the years ended December 31, 2014, 2013 and 2012, amortization expense of intangible assets in continuing and discontinued operations was $4,652,000, $1,653,000 and $1,704,000, respectively. The estimated future aggregate annual amortization expense for intangible assets at December 31, 2014 is summarized as follows (in thousands):

Years ending December 31,
2015	$7,015
2016	2,439
2017	2,439
2018	2,394
2019	2,332
Thereafter	19,412
Total	$36,031
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
Goodwill
Goodwill is reviewed for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The assessment of goodwill impairment consists of two steps. In the first step, the Company compares the fair value of each reporting unit, which for the Company is each hotel property, to its carrying value. The assessment of fair values of the hotel properties incorporates unobservable inputs (Level 3), including existing market-based considerations, as well as discounted cash flow analysis of the Company’s projections. When the fair value of the property is less than its carrying value, the Company is required to perform a second step in order to determine the implied fair value of each reporting unit’s goodwill, and to compare it to the carrying value of the reporting unit’s goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets and liabilities of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company’s intangibles, even if they are not currently recorded within the carrying value. For reporting units with zero or negative carrying values, the second step is only performed if qualitative factors indicate that it is more likely than not that an impairment exists.
Intangible Assets Not Subject to Amortization
Intangible assets not subject to amortization are reviewed for impairment at least annually as of December 31 and whenever circumstances or events indicate potential impairment. The impairment assessment shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, the Company shall recognize an impairment loss in an amount equal to that excess.
Intangible Assets Subject to Amortization
Intangible assets subject to amortization are reviewed for impairment whenever circumstances or events indicate potential impairment, as part of the Company’s investment in hotel properties impairment process described above.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Restricted Cash and Cash Equivalents:
As of December 31, 2014 and 2013, restricted cash and cash equivalents included $37,486,000 and $38,629,000, respectively, that will be used for property and equipment replacement in accordance with hotel management agreements. At December 31, 2014 and 2013, restricted cash and cash equivalents also included reserves of $44,024,000 and $37,287,000, respectively, required by loan and other agreements.
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
Revenue Recognition:
Revenues include rooms, food and beverage and other hotel operating revenue such as spa, retail, parking, golf course, telephone, internet access and space rentals. These revenues are recorded net of taxes collected from customers and remitted to government authorities and are recognized as the related services are rendered. Lease revenue is based on an annual base rent plus additional rent contingent on the hotel meeting performance thresholds, as defined in the lease agreement. Lease revenue is recognized on an accrual basis pursuant to the terms of the lease.
Noncontrolling Interests:
Redeemable Noncontrolling Interests (Temporary Equity)
Third party noncontrolling partners own an approximate 0.3% interest in SH Funding. The interests held by these noncontrolling partners are stated at the greater of carrying value or their redemption value and are presented as noncontrolling interests in SHR’s operating partnership on the consolidated balance sheets. Net income or loss attributable to the noncontrolling interest partners is presented as noncontrolling interests in SHR’s operating partnership in the consolidated statements of operations. Net income or loss and other comprehensive income or loss are attributed to noncontrolling interest partners in SH Funding based on their weighted average ownership percentages during the period. The ownership percentage is calculated by dividing the number of units held by the noncontrolling interest partners by the sum of units held by SHR and the units held by noncontrolling interest partners, all calculated based on the weighted average days outstanding at the end of the period.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These noncontrolling partners have an option to exercise a redemption right to require SH Funding to redeem all or a portion of the units held by the noncontrolling interest partners on a specified redemption date at a redemption price equal to the number of operating partnership units multiplied by SHR’s common stock price. SH Funding is not obligated to satisfy the redemption right if SHR elects to purchase the units. SHR has the sole and absolute discretion to purchase the units. If it does purchase the units, SHR has the sole and absolute discretion to pay either in cash or shares.
The following table reflects the activity of the noncontrolling interests in SHR’s operating partnership for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Noncontrolling interests in SHR’s operating partnership
Balance, beginning of year	$7,534	$5,463	$4,583
Shares of SHR common stock issued	2,064	—	468
Net income (loss)	1,221	38	(184)
Currency translation adjustments	71	(2)	3
Derivatives activity	31	73	48
Share-based compensation	16	4	30
Redemption value adjustment	361	2,242	738
Other	(798)	(284)	(223)
Balance, end of year	$10,500	$7,534	$5,463
The historical cost of the redeemable noncontrolling interests is based on the proportional relationship between the carrying value of equity associated with SHR’s common shareholders relative to that of the unitholders of SH Funding, as SH Funding units may be exchanged into shares of SHR common stock on a one-for-one basis. As of December 31, 2014, 2013 and 2012, the redeemable noncontrolling interests had a redemption value of approximately $10,500,000 (based on SHR’s common stock closing share price of $13.23 on December 31, 2014), $7,534,000 (based on SHR’s common stock closing share price of $9.45 on December 31, 2013), and $5,463,000 (based on SHR’s common stock closing share price of $6.40 on December 31, 2012), respectively.
Nonredeemable Noncontrolling Interests
The Company also consolidates affiliates that it controls but does not wholly own. The ownership interests held by the third party noncontrolling partners are presented as noncontrolling interests in consolidated affiliates in the Company’s consolidated balance sheets. Any net income or loss attributed to the noncontrolling partners is presented as noncontrolling interests in consolidated affiliates in the consolidated statements of operations. The activity for the noncontrolling interests in consolidated affiliates for the years ended December 31, 2014, 2013 and 2012 is presented in the Company’s consolidated statements of equity.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Basic income (loss) per share of common stock is computed by dividing the net income (loss) attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income (loss) per common share is computed by dividing the net income (loss) attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, options to purchase shares of SHR common stock (Options), and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income (loss) attributable to SHR common shareholders used for determining per share amounts for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Numerator - Basic:
Income (loss) from continuing operations attributable to SHR	$185,713	$5,401	$(58,731)
Preferred shareholder dividends	(13,851)	(24,166)	(24,166)
Preferred stock redemption (a)	(10,233)	—	—
Undistributed earnings allocated to participating securities - basic	(1,311)	—	—
Income (loss) from continuing operations attributable to SHR common shareholders	160,318	(18,765)	(82,897)
Discontinued operations attributable to SHR	158,770	5,574	3,425
Net income (loss) attributable to SHR common shareholders - basic	$319,088	$(13,191)	$(79,472)

Numerator - Diluted:
Income (loss) from continuing operations attributable to SHR - basic	$160,318	$(18,765)	$(82,897)
Undistributed earnings allocated to participating securities - basic	1,311	—	—
Undistributed earnings allocated to participating securities - diluted	(1,248)	—	—
Adjustment for noncontrolling interested in consolidated affiliates (see note 6)	(2,198)	—	—
Income (loss) from continuing operations attributable to SHR common shareholders	158,183	(18,765)	(82,897)
Discontinued operations attributable to SHR	158,770	5,574	3,425
Net income (loss) attributable to SHR common shareholders - diluted	$316,953	$(13,191)	$(79,472)

Denominator:
Weighted average shares of common stock - basic (b)	233,528	206,334	201,109
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 6)	8,740	—	—
Performance-based RSUs	1,290	—	—
Weighted average shares of common stock - diluted	243,558	206,334	201,109

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)
In April 2014, SHR redeemed all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) (see note 11). In July 2014, SHR redeemed all of the outstanding shares of its 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) (see note 11). In December 2014, SHR publicly announced its intention to redeem all of the outstanding shares of its 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock) (see notes 11 and 21). For purposes of calculating per share amounts for the year ended December 31, 2014, the difference between the fair value of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock and the carrying amount of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock is an adjustment to net income attributable to SHR common shareholders.

(b)
Includes RSUs, performance-based RSUs and stock units payable in shares of SHR’s common stock under the Company’s Deferral Program (as defined in note 13) (Deferral Program Stock Units) of 1,552, 1,248 and 2,528 at December 31, 2014, 2013 and 2012, respectively, that have vested but have not yet been issued to shares of common stock.

Securities that could potentially dilute basic income (loss) per share in the future that are not included in the computation of diluted income (loss) per share because they are anti-dilutive as of December 31, 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Noncontrolling interests in SHR's operating partnership	794	797	853
Noncontrolling interests in consolidated affiliates	—	11,025	11,893
Options, RSUs and performance-based RSUs	—	2,479	2,809
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following table provides the changes in accumulated OCL for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Derivative and Other Activity	CTA	Accumulated OCL
Balance at January 1, 2012	$(49,510)	$(21,142)	$(70,652)
Other comprehensive (loss) income before reclassifications	(10,209)	725	(9,484)
Amounts reclassified from accumulated OCL	21,265	—	21,265
Net other comprehensive income	11,056	725	11,781
Balance at December 31, 2012	$(38,454)	$(20,417)	$(58,871)
Other comprehensive loss before reclassifications	(176)	(412)	(588)
Amounts reclassified from accumulated OCL	18,014	—	18,014
Net other comprehensive income (loss)	17,838	(412)	17,426
Balance at December 31, 2013	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(341)	(200)	(541)
Amounts reclassified from accumulated OCL	10,059	18,895	28,954
Net other comprehensive income	9,718	18,695	28,413
Balance at December 31, 2014	$(10,898)	$(2,134)	$(13,032)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reclassifications out of accumulated OCL for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Amount Reclassified from Accumulated OCL
Details about Accumulated OCL Components	2014	2013	2012	Statement of Operations Line Item
Activity related to cash flow hedges	$10,059	$18,014	$21,265	Interest expense
Activity related to CTA	$18,895	$—	$—	Income from discontinued operations, net of tax
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
New Accounting Guidance:
In August 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the annual period ending December 31,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2016, and interim periods thereafter, with early adoption permitted. The Company will apply the guidance prospectively and does not anticipate the guidance will have a material impact on its financial statements or disclosures.
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
In April 2014, the FASB issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective on January 1, 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company will apply the guidance prospectively to disposal activity occurring after the effective date of this guidance.
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
In December 2011, the FASB clarified that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of a default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance on sales of real estate. The provisions are effective for public companies for fiscal years and interim periods within those years, beginning on or after June 15, 2012. The Company adopted the new guidance on January 1, 2013 and the guidance did not have a material impact on the Company's consolidated financial statements.

3.	INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of December 31, 2014 and 2013, excluding the leasehold interest in the Marriott Hamburg, unconsolidated affiliates and assets held for sale (in thousands):

	2014	2013
Land	$858,670	$557,641
Leasehold interest	11,633	11,633
Buildings	1,964,252	1,344,524
Building and leasehold improvements	106,303	106,031
Site improvements	59,038	29,209
Furniture, fixtures and equipment	611,450	486,730
Improvements in progress	21,552	20,542
Total investment in hotel properties	3,632,898	2,556,310
Less accumulated depreciation	(804,498)	(760,972)
Total investment in hotel properties, net	$2,828,400	$1,795,338
Consolidated hotel properties	16	14

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hotel Acquisitions:
The Company's hotel acquisitions completed during the three years ended December 31, 2014, as more fully described below, are consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. All of the acquisitions were accounted for under the provisions of business combination guidance. The assets and liabilities of the hotels were consolidated in the Company's consolidated balance sheets at the acquisition-date fair values and the results of operations were consolidated in the Company's consolidated statements of operations from the date of acquisition.
Four Seasons Resort Scottsdale at Troon North
On November 17, 2014, the Company entered into an agreement to acquire the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140,920,000, which includes net working capital. The transaction closed on December 9, 2014. For the year ended December 31, 2014, the Company incurred acquisition costs of $182,000 related to the Four Seasons Resort Scottsdale at Troon North, that are included in corporate expenses on the consolidated statement of operations.
Hotel del Coronado
On May 27, 2014, the Company entered into an agreement with certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone), whereby the Company agreed to acquire Blackstone’s 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partner, L.P. (the Hotel del Coronado Venture) (see note 7) for a cash payment of $210,000,000. Additionally, the Company became fully obligated under the entire $475,000,000 mortgage and mezzanine loans outstanding. As part of the agreement, Blackstone transferred its interests in the Hotel del Coronado Venture to the Company and withdrew as a member of the Hotel del Coronado Venture. Effective as of the closing of the transaction on June 11, 2014, the Company wholly owns the Hotel del Coronado Venture.
As part of the consolidation of the Hotel del Coronado Venture, the Company recorded $65,547,000 as a gain on the consolidation of affiliates in the consolidated statement of operations for the year ended December 31, 2014, which represents the difference between the $120,000,000 fair value of the Company's preexisting equity interest in the Hotel del Coronado Venture and its carrying value. The fair value of the preexisting equity interest in the Hotel del Coronado Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in orderly transaction in the principal market. For the year ended December 31, 2014, the Company incurred acquisition costs related to the Hotel del Coronado Venture of $187,000, which was recorded as an offset to gain on consolidation of affiliates on the consolidated statement of operations.
Fairmont Scottsdale Princess Hotel
On March 31, 2014, the Company entered into an agreement with an affiliate of Walton Street Capital, L.L.C. (Walton Street), whereby the Company agreed to acquire Walton Street's 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture) (see note 7) for a cash payment of $90,616,000. Additionally, the Company became fully obligated under the entire $117,000,000 mortgage loan outstanding. As part of the agreement, Walton Street transferred its interests in the Fairmont Scottsdale Princess Venture to the Company and withdrew as a member of the Fairmont Scottsdale Princess Venture. Effective as of the closing of the transaction on March 31, 2014, the Company wholly owns the Fairmont Scottsdale Princess Venture.
As part of the consolidation of the Fairmont Scottsdale Princess Venture, the Company recorded $78,191,000 as a gain on the consolidation of affiliates in the consolidated statement of operations for the year ended December 31, 2014, which represents the difference between the $107,853,000 fair value of the Company's preexisting equity interest in the Fairmont Scottsdale Princess Venture, which included a preferred return to the Company, and its carrying value. The fair value of the preexisting equity interest in the Fairmont Scottsdale Princess Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the year ended December 31, 2014, the Company incurred acquisition costs related to the Fairmont Scottsdale Princess Venture of $80,000, which was recorded as an offset to gain on consolidation of affiliates on the consolidated statement of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JW Marriott Essex House Hotel
On September 14, 2012, the Company closed on the acquisition of the JW Marriott Essex House Hotel located in New York, New York for a purchase price, net of working capital prorations, of approximately $350,333,000. In connection with the closing of the acquisition, the Company formed a joint venture arrangement with affiliates of KSL Capital Partners, LLC (KSL) (Essex House Hotel Venture) to fund the equity portion of the purchase price. The Company contributed cash of $89,147,000 to acquire a 51.0% controlling interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49.0% interest. The Essex House Hotel Venture secured a $190,000,000 first mortgage to fund the remaining balance of the purchase price. The Essex House Hotel Venture is a variable interest entity that the Company has consolidated because it determined that it is the primary beneficiary (see note 6). At the time of the acquisition, the Company recorded $85,651,000 as noncontrolling interests in consolidated affiliates on the balance sheet, which reflected KSL's initial equity interest in the Essex House Hotel Venture. The Essex House Hotel Venture incurred acquisition costs of $3,208,000 for the year ended December 31, 2012, that are included in corporate expenses on the consolidated statement of operations.
Purchase Price Allocations of Hotel Acquisitions
The amounts recognized as assets acquired and liabilities assumed for each hotel acquisition are based on the acquisition-date fair values. The allocation of fair value of recent acquisitions are preliminary and are subject to a measurement period that will allow the Company to obtain the information necessary to properly identify and measure the assets acquired and liabilities assumed. The final allocation of the fair values may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize any preliminary allocations as soon as possible, but no later than one year from the respective acquisition date.
The following is a summary of the allocation of the fair values for the acquisitions completed during the three years ended December 31, 2014 (in thousands):

	Preliminary	Final
	Four Seasons Resort Scottsdale at Troon North	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture	JW Marriott Essex House Hotel
Land	$37,800	$236,497	$26,732	$230,951
Buildings	75,957	404,851	213,289	88,470
Site improvements	7,175	6,677	16,037	—
Furniture, fixtures and equipment	18,920	53,943	40,341	21,927
Other assets	—	—	—	13,067
Improvements in progress	—	1,749	151	—
Intangible assets	554	87,710	9,859	390
Below market debt discount	—	—	2,493	—
Net working capital	514	13,573	6,568	(4,472)
	$140,920	$805,000	$315,470	$350,333
The allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$7,769	1 year, 6 months
Memberships value	5,973	30 years
Below market ground lease	7,656	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
	40,220
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$98,513

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma and Other Financial Information Related to Acquisitions of Hotels
The following pro forma and other financial information is provided for acquisitions completed during the year ended December 31, 2014, that had a material effect on the Company's results of operations, which include the acquisitions of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture.
The impact to revenues and net income (loss) attributable to SHR common shareholders from these acquisitions since the date of acquisition through the year ended December 31, 2014 is as follows (in thousands):

2014
Increase in revenues	$167,085
Decrease in net income attributable to SHR common shareholders	$(2,120)
The following unaudited pro forma financial information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisitions on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods. For purposes of the pro forma financial information, 20,000,000 shares of SHR common stock, a portion of shares issued in an underwritten public offering of common stock that was completed in June 2014 (see note 11), are reflected as if the offering occurred on January 1, 2013, because these shares were directly attributable to the acquisition of the Hotel del Coronado Venture. No adjustments were made to the pro forma financial information for the remaining shares of SHR common stock issued in June 2014 because they did not relate directly to the acquisitions. Additionally, for purposes of the pro forma financial information, the $143,471,000 gain on consolidation of affiliates recognized as a result of the acquisition of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture, is assumed to have been recognized on January 1, 2013. On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the years ended December 31, 2014 and 2013 are as follows as if these acquisitions had occurred on January 1, 2013 (in thousands):

	2014	2013
Total revenue	$1,191,950	$1,105,420
Net income	$203,508	$150,433
Preferred shareholder dividends	$(24,084)	$(24,166)
Net income attributable to SHR common shareholders	$183,256	$126,821
Net income attributable to SHR common shareholders per share:
Basic	$0.76	$0.56
Diluted	$0.72	$0.53

4.	IMPAIRMENT LOSSES AND OTHER CHARGES
Goodwill and Intangible Assets Not Subject to Amortization Impairment Losses
The Company performed its annual impairment test of goodwill and intangible assets not subject to amortization and did not record any impairment losses for the years ended December 31, 2014, 2013 and 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges of the Company’s goodwill and intangible assets not subject to amortization subsequent to December 31, 2014. Any such adjustments could be material, but will be non-cash.
Long-Lived Assets and Intangible Assets Subject to Amortization Impairment Losses
The Company determined that there were no indicators of impairment of investments in hotel properties or intangible assets subject to amortization for the year ended December 31, 2014. However, if deterioration in economic and market conditions occurs, it may present a potential for impairment charges related to the Company’s hotel properties subsequent to December 31, 2014. Any adjustment could be material, but will be non-cash.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2012, the Company acquired, at a discount to par value, a note receivable secured by a property adjacent to the Fairmont Chicago hotel. In the third quarter of 2013, the Company completed foreclosure proceedings and obtained title to the asset. After taking title to the asset, the Company elected to sell the asset. Based on the change in the anticipated holding period for this asset, the Company performed an impairment test of the long-lived assets during the third quarter of 2013. The Company determined that the asset's carrying value exceeded the asset's fair value of $10,500,000, with the fair value determined based on the transaction price offered by a third party buyer (Level 2 input), which the Company considered to be an offer in an orderly transaction in the principal market. As a result of this test, the Company reduced the carrying value of the asset to its fair value and recorded an impairment charge of $728,000 in the consolidated statement of operations for the year ended December 31, 2013. In October 2013, the Company sold the property to an unaffiliated third party for $10,500,000.
The Company performed an impairment test of the long-lived assets related to a Mexican development site during the fourth quarter of 2012 as a result of a change in the anticipated holding period for this land. The Company determined that the land’s carrying value exceeded the fair value, with fair value determined based on an estimated future discounted cash flow analysis (Level 3 inputs). In the analysis of fair value, the Company considered an external independent valuation, which used a discounted cash flow analysis taking into account the expected cash flows, the anticipated holding period and proceeds from disposing the property. The analysis assumed a 9% terminal capitalization rate and a 17% discounted cash flow rate over a term of nine years. As a result of this test, the Company reduced the carrying value of the land by $25,089,000 to its fair value. The Company had an obligation related to this Mexican development site (see note 7). As a result of the reduction of the carrying value of the land parcel, the Company reduced its obligation by $10,450,000 and recorded an impairment charge of $14,639,000 in the consolidated statement of operations for the year ended December 31, 2012.
Investments in Unconsolidated Affiliates Impairment Losses
The Company determined that there was no other-than-temporary impairment of investments in unconsolidated affiliates for the years ended December 31, 2014, 2013 and 2012. However, if deterioration in economic and market conditions occurs, it may present a potential for additional impairment charges on the Company’s investments in unconsolidated affiliates subsequent to December 31, 2014. Any adjustments could be material, but will be non-cash.
Fair Value of Assets Measured on a Nonrecurring Basis
The following table presents information related to assets that were measured at fair value on a nonrecurring basis.
For the year ended December 31, 2012 (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Losses
Long-lived assets	$26,100	$(25,089)
Other Charges
There were no other charges recorded during the years ended December 31, 2014 and 2013. The Company recorded a charge of approximately $4,204,000 in continuing and discontinued operations to write off costs related to capital projects that management decided to abandon during the year ended December 31, 2012.

5.	DISCONTINUED OPERATIONS
During the three years ended December 31, 2014, the Company sold the following hotels:

Hotel	Location	Date Sold	Sales Proceeds		Gain on sale
Four Seasons Punta Mita Resort and La Solana land parcel	Punta Mita, Mexico	February 28, 2014	$206,867,000		$63,879,000
Marriott London Grosvenor Square	London, England	March 31, 2014	$209,407,000	(a)	$92,889,000

(a) There was an outstanding balance of £67,301,000 ($112,150,000) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing (see note 10). The net proceeds received by the Company were $97,257,000.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations of hotels sold are classified as discontinued operations and segregated in the consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Hotel operating revenues	$17,767	$74,170	$71,351
Operating costs and expenses	11,485	51,295	48,155
Depreciation and amortization	1,275	9,306	12,805
Impairment losses and other charges	—	—	437
Total operating costs and expenses	12,760	60,601	61,397
Operating income	5,007	13,569	9,954
Interest expense	(1,326)	(7,087)	(5,178)
Interest income	2	6	10
Loss on early extinguishment of debt	(272)	—	—
Foreign currency exchange gain (loss)	32	1	(363)
Other income, net	—	375	—
Income tax expense	(833)	(1,290)	(998)
Gain on sale, net of tax	156,768	—	—
Income from discontinued operations, net of tax	$159,378	$5,574	$3,425
Assets Held for Sale:
On December 12, 2013, the Company entered into an agreement with affiliates of Cascade Investment, L.L.C. (Cascade) to sell the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for $200,000,000, subject to certain working capital adjustments (see note 16). The hotel's assets and liabilities were classified as held for sale on the accompanying consolidated balance sheet as of December 31, 2013. The transaction subsequently closed on February 28, 2014.
The significant components of assets held for sale and liabilities of assets held for sale at December 31, 2013 consisted of the following (in thousands):

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

Other than in connection with a customary environmental indemnity and non-recourse carve-out guaranty in favor of the lender, the liabilities of the Essex House Hotel Venture are solely the obligations of the Essex House Hotel Venture and are not guaranteed by the Company. The debt is secured by the JW Marriott Essex House Hotel, and the creditors of the Essex House Hotel Venture do not have general recourse to the Company. The use of certain assets of the Essex House Hotel Venture is restricted because they are collateral for the Essex House Hotel Venture's debt (see note 10), and the Company does not have the ability to leverage the assets.

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the year ended December 31, 2014, the Company and KSL provided additional contributions of $6,876,000 and $6,605,000, respectively, to the Essex House Hotel Venture for property improvements. For the year ended December 31, 2013, the Company and KSL provided additional contributions of $3,268,000 and $3,140,000, respectively, to the Essex House Hotel Venture for property improvements and closing costs related to the acquisition of the hotel.

7.	INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of December 31, 2014 and 2013 includes the following (in thousands):

	2014	2013
Fairmont Scottsdale Princess Venture	$—	$26,816
Hotel del Coronado Venture	—	54,902
RCPM	3,427	3,855
Lot H5 Venture	19,423	19,400
Total investment in unconsolidated affiliates	$22,850	$104,973
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee, as well as certain project management fees. For the years ended December 31, 2014, 2013 and 2012, the Company recognized fees of $228,000, $594,000 and $662,000, respectively, which are included in other income (expenses), net on the consolidated statements of operations.
On March 31, 2014, the Company acquired Walton Street's 50.0% interest in the Fairmont Scottsdale Princess Venture. The Company now wholly owns the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. Blackstone, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee, certain development fees, and if applicable, certain incentive fees. For the years ended December 31, 2014, 2013 and 2012, the Company recognized fees of $422,000, $903,000 and $856,000, respectively, which are included in other income (expenses), net on the consolidated statements of operations.

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
During the year ended December 31, 2013, the Company received distributions of $23,244,000 from the Hotel del Coronado Venture, which included the distribution of excess proceeds from refinanced mortgage and mezzanine loans.
RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $21,000, $291,000 and $117,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other income (expenses), net in the consolidated statements of operations.
Lot H5 Venture
In October 2007, the Company acquired an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico, known as the Lot H5 land parcel. The Company paid cash and executed two $17,500,000 non-interest bearing promissory notes payable to the seller, Cantiles de Mita, S.A. de C.V. (Cantiles), an unaffiliated third party. On September 30, 2008, the Company paid the first of the $17,500,000 non-interest bearing promissory notes. In August 2009, the Company entered into an agreement with Cantiles, whereby the Company was released from its obligation under the second $17,500,000 note in exchange for the Company granting Cantiles a right to an equity interest in the Lot H5 land parcel (Original Lot H5 Venture Agreement). The exchange was subject to Cantiles obtaining certain permits and licenses to develop the Lot H5 land parcel and the execution of an amended venture agreement. Until the conditions of the Original Lot H5 Venture Agreement were satisfied, the Company held 100% legal title to the property and accounted for the Lot H5 land parcel as a consolidated property, which was recorded in investment in hotel properties, net on the Company's consolidated balance sheet. The Company's obligation to grant Cantiles an equity interest in the Lot H5 land parcel was recorded as a liability in accounts payable and accrued expenses on the Company's consolidated balance sheet.
On June 14, 2013, subsequent to Cantiles obtaining the required permits and licenses to develop the Lot H5 land parcel, the Company and Cantiles entered into an amended and restated venture agreement, forming the Lot H5 Venture. The Company has a preferred position in the Lot H5 Venture that entitles it to receive the first $12,000,000 of distributions generated from the Lot H5 land parcel with any excess distributions split equally between the Company and Cantiles. The Company jointly controls the Lot H5 Venture with Cantiles and accounts for its interest in the Lot H5 Venture as an equity method investment. The Company deconsolidated the land and recorded its share of the fair value of the land, net of the obligation to provide Cantiles with an equity interest in the Lot H5 land parcel, as an investment in unconsolidated affiliates on the consolidated balance sheet. The Company did not recognize a gain or loss because the carrying value of the land was recorded at its fair value. The carrying value of the land was adjusted to fair value in the fourth quarter of 2012 based on the results of an impairment test performed during that period.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Combined Financial Information of Investment in Unconsolidated Affiliates
The following is summarized financial information for the Company’s unconsolidated affiliates as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013
Assets
Investment in hotel properties, net	$26,564	$715,422
Intangible assets, net	—	42,388
Cash and cash equivalents	10,335	22,029
Restricted cash and cash equivalents	—	14,156
Prepaid expenses and other assets	2,463	30,180
Total assets	$39,362	$824,175
Liabilities and Partners’ Equity
Mortgage and other debt payable	$—	$592,000
Other liabilities	1,518	47,943
Partners’ equity	37,844	184,232
Total liabilities and partners’ equity	$39,362	$824,175

	2014	2013	2012
Revenues
Hotel operating revenue	$102,869	$241,614	$217,502
Residential sales	736	8,388	10,800
Total revenues	103,605	250,002	228,302
Expenses
Hotel operating expenses	68,917	175,922	164,001
Residential costs of sales	1,233	6,286	7,081
Depreciation and amortization	12,796	33,938	34,640
Other operating expenses	1,836	4,673	26,985
Total operating expenses	84,782	220,819	232,707
Operating income (loss)	18,823	29,183	(4,405)
Interest expense, net	(9,735)	(24,564)	(31,982)
Other income (expenses), net	395	(441)	159
Net income (loss)	$9,483	$4,178	$(36,228)
Equity in earnings (losses) of unconsolidated affiliates
Net income (loss)	$9,483	$4,178	$(36,228)
Partners’ share of (income) loss of unconsolidated affiliates	(4,733)	(2,261)	21,293
Adjustments for basis differences, taxes and intercompany eliminations	487	1,070	1,450
Total equity in earnings (losses) of unconsolidated affiliates	$5,237	$2,987	$(13,485)
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
Most of the Company’s hotels are subject to management agreements that the Company assumed upon acquisition of the hotels. These agreements generally provide for the payment of base management fees of 1.25% to 4.0% of revenues (as defined in the agreements). In addition, an incentive fee may be paid if certain criteria are met. The terms of these agreements generally require management of the hotels to furnish the hotels with certain services, which include on-site management and may include central training, advertising and promotion, national reservation system, payroll and accounting services, and such additional services as needed. At December 31, 2014, the remaining life on the initial terms (not including renewal options) of these management agreements, excluding the leasehold interest in the Marriott Hamburg and unconsolidated affiliates, range from three to 28 years and average 12 years.
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. Since the commencement of the performance guarantee, the Essex House Hotel Venture has received payments of $20,000,000 which have been recognized in earnings, and has received payments of an additional $2,973,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the consolidated balance sheet. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement. For the years ended December 31, 2014, 2013 and 2012, the Essex House Hotel Venture recorded $5,821,000, $12,774,000 and $1,405,000, respectively, related to the performance guarantee, in other hotel operating revenue in the consolidated statements of operations.
Asset Management and Advisory Agreements
The Company has entered into asset management and advisory agreements with third parties to provide such services to hotels not owned by the Company. The Company earns base fees and may have the potential to earn additional incentive fees. For the years ended December 31, 2014, 2013 and 2012, the Company earned fees of $668,000, $400,000 and $400,000, respectively, under these agreements, which are included in other income (expenses), net in the consolidated statements of operations.

9.	OPERATING LEASE AGREEMENTS
Building Lease
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $207,000, $207,000, and $200,000 of the deferred gain for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying consolidated balance sheets amounted to $2,933,000 and $3,385,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,830,000 (adjusting by an index formula) ($4,634,000 based on the foreign exchange rate as of December 31, 2014) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s consolidated statements of operations. A euro-denominated security deposit at December 31, 2014 and 2013 was $2,299,000 and $2,611,000, respectively, and is included in prepaid expenses and other assets on the Company’s consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ground Leases
The Company is subject to a ground lease agreement with a third party landlord whereby it leases one parcel of land at the Fairmont Scottsdale Princess hotel, which became a consolidated property in March 2014 (see note 3). The ground lease expires in December 2109. Annual rent payments through December 2020 are equal to $1,500,000 plus a percentage of gross revenue, as defined by the terms of the ground lease agreement. Subsequent to December 2020, annual rent payments are a percentage of gross revenue.
The Company is subject to a ground lease agreement with a third party landlord whereby it leases the land for the Marriott Lincolnshire Resort. In February 2013, the Company amended the ground lease agreement that extended the term of the lease through December 31, 2112 and changed the annual rent payments to a fixed amount, subject to indexation.
Lease payments related to hotel ground leases are included in other hotel expenses on the consolidated statements of operations.
Office Space Lease
The Company is subject to a lease agreement with a third party landlord for its office space. The office lease expires in September 2017. Lease payments related to office space are included in corporate expenses on the consolidated statements of operations.
For the years ended December 31, 2014, 2013 and 2012, the Company recorded rental expense in continuing and discontinued operations under non-cancelable operating leases related to the building lease, hotel ground leases, and office space lease of $8,018,000, $6,777,000 and $6,489,000, respectively, in the consolidated statements of operations. Rental expense includes percentage rent of $105,000, $108,000 and $1,209,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Minimum future rental payments due under non-cancelable operating leases, related to the building lease, the hotel ground leases and the office space lease having remaining terms in excess of one year as of December 31, 2014 are as follows (in thousands):

Years Ending December 31,
2015	$7,971
2016	7,986
2017	7,844
2018	7,384
2019	7,384
Thereafter	166,403
$204,972

10.	INDEBTEDNESS
Mortgages and Other Debt Payable, Net of Discount:
Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mortgages and other debt payable, net of discount, at December 31, 2014 and 2013 consisted of the following (in thousands):

	Spread (a)	Initial Maturity	Maturity Including Extension Options	Balance Outstanding at December 31,
Debt				2014	2013
Hotel del Coronado(b)	3.65%	March 2015	March 2018	$475,000	$—
Fairmont Scottsdale Princess(c)	0.36%	April 2015	April 2015	117,000	—
Loews Santa Monica Beach Hotel(d)	2.55%	May 2017	May 2021	120,000	109,000
Fairmont Chicago	Fixed	June 2017	June 2017	93,124	93,124
Westin St. Francis	Fixed	June 2017	June 2017	209,588	209,588
Four Seasons Washington, D.C.(e)	2.25%	June 2017	June 2019	120,000	130,000
Hyatt Regency La Jolla(f)	4.00%/Fixed	December 2017	December 2017	89,247	89,312
JW Marriott Essex House Hotel(g)	2.95%	January 2018	January 2020	225,000	185,826
InterContinental Chicago	Fixed	August 2021	August 2021	142,442	144,419
InterContinental Miami(h)	Fixed	September 2024	September 2024	115,000	85,000
Marriott London Grosvenor Square(i)				—	115,958
Total mortgages payable(j)(k)				1,706,401	1,162,227
Unamortized discount(c)				(623)	—
Total mortgages payable, net of discount				1,705,778	1,162,227
Other debt(l)				—	1,469
Total mortgages and other debt payable, net of discount				$1,705,778	$1,163,696

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.17% at December 31, 2014) for all variable-rate mortgage loans except for the Hyatt Regency La Jolla hotel (see (f) below). Interest on the Fairmont Chicago and Westin St. Francis mortgage loans is paid monthly at an annual fixed rate of 6.09%, interest on the InterContinental Chicago mortgage loan is paid monthly at an annual fixed rate of 5.61% and interest on the InterContinental Miami mortgage loan is paid monthly at an annual fixed rate of 3.99%.

(b)
On June 11, 2014, the Company acquired the remaining 63.6% equity interest in the Hotel del Coronado Venture, resulting in the Hotel del Coronado Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Hotel del Coronado Venture and became fully obligated under the entire outstanding balance of the mortgage and mezzanine loans secured by the Hotel del Coronado (see note 3). The mortgage and mezzanine loans have three, one-year extension options, subject to certain conditions, which includes the absence of an event of default and the payment of an extension fee of 0.25%. The Company has the ability to extend and is in the process of extending the loans.

(c)
On March 31, 2014, the Company acquired the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture, resulting in the Fairmont Scottsdale Princess Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Fairmont Scottsdale Princess Venture and became fully obligated under the entire outstanding balance of the mortgage loan secured by the Fairmont Scottsdale Princess hotel (see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount, which is being amortized as additional interest expense over the maturity period of the loan. The Company is evaluating financing alternatives given the impending maturity date.

(d)
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

(f)
Interest on $72,000,000 of the total principal amount is paid monthly at an annual rate of LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,247,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%.

(g)
On December 30, 2014, the Essex House Hotel Venture refinanced the mortgage loan secured by the JW Marriott Essex House Hotel and entered into a new $225,000,000 limited recourse loan agreement. The mortgage loan has two, one-year extension options, subject to certain conditions. The Company recorded $2,010,000 of loss on early extinguishment of debt, which included the write off of unamortized deferred financing costs and other fees.

(h)
On July 7, 2014, the Company paid off the outstanding balance on the prior mortgage loan secured by the InterContinental Miami hotel. The Company entered into a new $115,000,000 mortgage loan secured by the InterContinental Miami hotel on August 29, 2014. The Company recorded $609,000 of loss on early extinguishment of debt, which includes the write off of unamortized deferred financing costs.

(i)	The Company sold this hotel on March 31, 2014, and the outstanding mortgage loan balance was repaid at closing (see note 5).

(j)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at December 31, 2014.

(k)	Subsequent to December 31, 2014, the Company acquired the Montage Laguna Beach resort and assumed a $150,000,000 mortgage loan encumbering the property (see note 21).

(l)
A consolidated affiliate of the Company that owned a condominium-hotel development adjacent to the Hotel del Coronado assumed the mortgage loan on a hotel-condominium unit that was secured by the hotel-condominium unit. The unit was sold in June 2014 and the loan was repaid.

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.75 times, the percentage shall be increased to 60%) or a 1.40 times debt service coverage on the borrowing base properties (based on the trailing 12 months net operating income for these assets divided by the greater of the in-place interest rate or 7.0% debt constant on the balance outstanding under the bank credit facility);

•	minimum corporate fixed charge coverage of 1.30 times through December 31, 2014, 1.40 times during 2015 and 1.50 times thereafter;

•	maximum corporate leverage of 60%;

•
minimum tangible net worth of approximately $1,416,189,000, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

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
Other terms and conditions exist including a prohibition on mortgaging the borrowing base properties, provisions to release assets from the borrowing base and limitations on the Company’s ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.
The interest rate at December 31, 2014 was 2.17% and the weighted average interest rate for the year ended December 31, 2014 was 2.90%. At December 31, 2014, maximum availability under the bank credit facility was $300,000,000 and there were no borrowings outstanding under the bank credit facility and outstanding letters of credit of $8,365,000 (see note 17), which reduce the borrowing capacity under the bank credit facility. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at December 31, 2014.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of December 31, 2014 for all mortgages and the Company’s bank credit facility (in thousands):

Years Ending December 31,
2015	$118,796
2016	2,031
2017	394,131
2018	477,299
2019	122,433
Thereafter	591,711
1,706,401
Unamortized discount	(623)
Total	$1,705,778

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest for the years ended December 31, 2014, 2013 and 2012 of $861,000, $1,021,000 and $1,534,000, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $4,450,000, $5,251,000 and $3,993,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

11.	EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since January 1, 2012 (excluding 793,618 units, 797,238 units and 853,461 units of SH Funding (OP Units) outstanding at December 31, 2014, 2013 and 2012, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at January 1, 2012	185,627
RSUs redeemed for shares of SHR common stock	282
Common stock issued	18,400
Outstanding at December 31, 2012	204,309
RSUs and Deferral Program Stock Units redeemed for shares of SHR common stock	1,218
OP Units redeemed for shares of SHR common stock	56
Outstanding at December 31, 2013	205,583
RSUs and performance-based RSUs redeemed for shares of SHR common stock	449
OP Units redeemed for shares of SHR common stock	4
Common stock issued	61,400
Outstanding at December 31, 2014	267,436

In December 2014, SHR completed an underwritten public offering of common stock by issuing 20,000,000 shares at a price of $12.57 per share. After transaction expenses, SHR raised net proceeds of approximately $250,934,000. These proceeds were used to fund the acquisition of the Four Seasons Resort Scottsdale at Troon North (see note 3), to redeem all of the issued and outstanding shares of its Series B Preferred Stock on January 5, 2015 (see note 21), and for general corporate purposes, including, without limitation, reducing debt and funding capital expenditures and working capital.
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
As of December 31, 2014, no shares of SHR common stock have been repurchased under the $50,000,000 share repurchase program.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholder Rights Plan
On May 30, 2013, the Company entered into an amendment to terminate its stockholder rights plan effective as of such date.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.
Preferred Stock:
In December 2014, the Company publicly announced its intention to redeem all of the outstanding 3,615,375 shares of its Series B Preferred Stock on January 5, 2015 (see note 21), which, as of December 31, 2014, was the last remaining outstanding series of the Company's preferred stock. The shares of Series B Preferred Stock were redeemed at a redemption price of $25.00 per share, or approximately $90,384,000 in total, plus accrued and unpaid dividends from January 1, 2015 up to and including the redemption date in the amount of $0.028646 per share, or approximately $104,000 in total. Following the redemption, dividends on the Series B Preferred Stock ceased to accrue.
The Company became obligated to redeem the Series B Preferred Stock and pay the declared dividends when it made its announcement in December 2014. Therefore, the Company reclassified the Series B Preferred Stock balance from equity to a preferred stock redemption liability and recorded the balance at fair value. The difference between the fair value of the Series B Preferred Stock and the carrying value is recorded in additional paid-in capital. In addition, the Company accrued dividends declared in December for the period from January 1, 2015 up to and including January 5, 2015.
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
Subsequent to the dividend payment on June 29, 2012, the Company continued to declare and pay quarterly dividends on all issued and outstanding shares of its Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock through the year ended December 31, 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Noncontrolling Interests in Consolidated Affiliates:
The Company's ownership interest in the Hotel del Coronado, which became a consolidated property on June 11, 2014, is held through a series of consolidated affiliates, which includes SHR del Partners, L.P. Prior to December 17, 2012, the Company owned an 85.8% ownership interest in SHR del Partners, L.P. The portion not owned by the Company was accounted for as a noncontrolling interest in consolidated affiliates. On December 17, 2012, the Company increased its ownership interest in SHR del Partners, L.P. to 90.9%. Subsequently, on January 1, 2013, the Company increased its interest in SHR del Partners, L.P. to 100% and eliminated the noncontrolling interests related to this entity.
The following table discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests (in thousands):

2012
Net income (loss) attributable to SHR	$(55,306)
Acquisition of additional ownership interests in consolidated affiliates	(1,079)
Change from net income (loss) attributable to SHR and transfers from noncontrolling interests	$(56,385)

12.	DERIVATIVES
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of December 31, 2014. As of December 31, 2014 and 2013, all derivative liabilities are categorized as Level 2.
Derivatives in Cash Flow Hedging Relationships:
Historically, the Company has used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated OCL and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. During the years ended December 31, 2014, 2013 and 2012, such derivatives were used to hedge the variable

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense on a straight-line basis over the original maturity period of the interest rate swaps. During the next twelve months, an additional $10,285,000 will be reclassified as an increase to interest expense.
At December 31, 2013, the aggregate notional amount of the Company’s domestic interest rate swaps designated as cash flow hedges was $200,000,000. The Company’s domestic interest rate swaps at December 31, 2013 had fixed pay rates against LIBOR of 5.23% and 5.27% and maturity dates of December 2015 and February 2016, respectively.
In addition, the Company had a GBP LIBOR interest rate swap agreement with a notional amount of £71,070,000. The swap had a fixed pay rate against GBP LIBOR of 5.72% and matured in October 2013.
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
At December 31, 2013, the aggregate notional amount of the Company's domestic interest rate swaps not designated as cash flow hedges was $200,000,000. These domestic interest rate swaps had fixed pay rates against LIBOR of 4.90% and 4.96% and maturity dates of September 2014 and December 2014, respectively.
As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	10	$1,429,000
At December 31, 2014 and 2013, the aggregate notional amount of the Company’s interest rate caps was $1,429,000,000 and $502,000,000, respectively. The Company’s current interest rate caps have LIBOR strike rates ranging from 2.05% to 4.00% and maturity dates ranging from March 2015 to July 2017.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2014 and 2013 (in thousands):

		Fair Value as of December 31,
	Balance Sheet Location	2014	2013
Derivatives in cash flow hedging relationships:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(19,992)
Derivatives not designated as hedging instruments:
Interest rate swaps	Accounts payable and accrued expenses	$—	$(7,929)
Interest rate caps	Prepaid expenses and other assets	$113	$40
The Company does not have any fair value measurements of derivative financial instruments using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of December 31, 2014 and 2013. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the years ended December 31, 2014 and 2013 (in thousands):

Balance as of January 1, 2014	$(27,921)
Interest rate swap terminations	22,325
Mark to market adjustments	5,596
Balance as of December 31, 2014	$—

Balance as of January 1, 2013	$(51,086)
Mark to market adjustments	23,165
Balance as of December 31, 2013	$(27,921)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of Derivative Instruments on the Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$(358)	$(790)	$(9,381)
Effective portion of loss reclassified into interest expense—continuing operations	$(12,725)	$(14,263)	$(16,655)
Effective portion of loss reclassified into interest expense—discontinued operations	$—	$(4,030)	$(5,013)
Ineffective portion of (loss) gain recognized in interest expense—discontinued operations	$—	$(31)	$2,377

	2014	2013	2012
Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$(129)	$(382)	$(2,826)
Interest rate caps:
Loss recognized in other income (expenses), net	$(247)	$(88)	$(165)

13.	SHARE-BASED EMPLOYEE COMPENSATION PLANS
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
The Plan is administered by the Compensation Committee (the Committee) appointed by the board of directors. The Committee consists of three or more members of the board of directors. The Committee has the authority and sole discretion to determine the type, extent, and terms (including vesting) of Awards granted, as well as those eligible to receive Awards.
The Company recorded compensation expense of $5,826,000, $5,292,000 and $6,349,000 under the Amended and Restated Plan (net of estimated forfeitures) for the years ended December 31, 2014, 2013 and 2012, respectively.

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
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. Compensation expense for RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to nonvested RSUs at December 31, 2014 was $2,802,000 and is expected to be recognized over a weighted average period of 1.53 years.
Information regarding RSUs is summarized in the following table:

	2014		2013		2012
	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
RSUs outstanding at the beginning of the year	1,874,586	$6.39	1,952,004	$5.85	1,666,977	$5.22
Granted	363,003	9.81	357,373	7.54	707,508	6.06
Issued to common shares	(425,681)	8.11	(291,779)	4.92	(259,887)	3.56
Forfeited	(370,590)	9.18	(143,012)	4.98	(162,594)	3.97
RSUs outstanding at the end of the year(a)	1,441,318	$7.02	1,874,586	$6.39	1,952,004	$5.85

(a)	Includes RSUs of 765,758, 1,134,407 and 1,088,602 at December 31, 2014, 2013 and 2012, respectively, that have vested but have not yet been issued to shares of common stock.
Performance-Based RSUs
In February 2014, SHR granted certain employees a target grant of 349,682 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 559,491 performance-based RSUs), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2014 through December 31, 2016.
In 2013, SHR granted certain employees a target grant of 309,264 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 494,822 performance-based RSUs), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2013 through December 31, 2015.
In 2012, SHR granted certain employees a target grant of 797,318 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between zero and 160.0% of the target (up to a maximum of 1,275,709 performance-based RSUs), based on the relative total shareholder return of shares of SHR common stock, as defined in the agreement, over the period from January 2, 2012 through December 31, 2014. At December 31, 2014, there were 659,783 performance-based RSUs earned and vested under this grant based on the calculation of relative total shareholder return of shares of SHR's common stock.
The Company measures compensation expense for performance-based RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the consolidated statements of operations. Total unrecognized compensation expense related to performance-based RSUs at December 31, 2014 was $3,383,000 and is expected to be recognized over weighted average period of 1.64 years.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding performance-based RSUs is summarized in the following table:

	2014		2013		2012
	Performance-based RSUs	Weighted Average Grant Date Fair Value	Performance-based RSUs	Weighted Average Grant Date Fair Value	Performance-based RSUs	Weighted Average Grant Date Fair Value
Outstanding at the beginning of the year	1,200,653	$6.87	915,049	$6.45	169,064	$6.34
Granted	510,247	8.80	309,264	8.08	797,318	6.47
Issued to shares of common stock	(23,660)	6.34	(16,562)	6.34	(21,624)	6.34
Forfeited	(52,229)	8.31	(7,098)	6.34	(29,709)	6.52
Outstanding at the end of the year(a)	1,635,011	$7.43	1,200,653	$6.87	915,049	$6.45

(a)	Includes performance-based RSUs of 785,983, 113,860, and 137,520 at December 31, 2014, 2013 and 2012, respectively, that have vested but have not yet been issued to shares of common stock.
Options
The Amended and Restated Plan allows the Committee to grant Options. All previously issued and outstanding Options were forfeited in January 2013. As of December 31, 2014, there were no Options issued or outstanding under the Amended and Restated Plan.
SARs
The Amended and Restated Plan allows the Committee to grant SARs. As of December 31, 2014, no SARs have been issued under the Amended and Restated Plan.
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
Total compensation expense recognized in corporate expenses on the consolidated statement of operations under the Value Creation Plan for the year ended December 31, 2012 was $1,407,000. In April 2012, the Company made an initial payment of $18,357,000 pursuant to the Value Creation Plan and made a final settlement payment of $948,000 in January 2013. Additionally, during 2012, Mr. Geller earned 1,301,476 Deferral Program Stock Units in connection with the distribution of his share of the Normal Distribution Amount under the Value Creation Plan. In accordance with Mr. Geller's separation agreement, dated November 2, 2012, Mr. Geller's Deferral Program Stock Units outstanding settled in June 2013 in accordance with the terms of the Deferral Program, with 909,564 Deferral Program Stock Units being redeemed for shares of common stock and 391,912 Deferral Program Stock Units being forfeited in lieu of paying taxes.

14.	DEFINED CONTRIBUTION PLAN
The Company has a defined contribution plan that covers employees meeting eligibility requirements. The Company matches 100% of the first 6% of compensation that an employee elects to defer. The Company’s matching contribution vests immediately. The Company can make additional discretionary contributions up to 4% of compensation. Any discretionary

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

matching contributions are fully vested on grant date upon such contributions, or if employees have less than three years of service, the contributions vest at 33.33% per year of service. Contributions by the Company were $389,000, $358,000 and $422,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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
For the years ended December 31, 2014, 2013 and 2012, income tax expense from continuing operations is summarized as follows (in thousands):

	2014	2013	2012
Current tax expense - United States	$(888)	$(737)	$(441)
Deferred tax (expense) benefit - United States	(312)	581	428
Total income tax expense	$(1,200)	$(156)	$(13)
Deferred income taxes consist of the following as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Net operating loss carryforwards and other timing differences(a)	$14,219	$14,115
Other	1,961	—
Gross deferred tax assets	16,180	14,115
Valuation allowance(b)	(14,451)	(14,115)
Deferred tax asset after valuation allowance	$1,729	$—
Gross deferred tax liability—book property basis in excess of tax basis	$(46,137)	$(46,137)

(a)	For income tax purposes, the Company’s net operating losses can be carried forward for a time period ranging from twenty years to indefinitely depending on the rules of the related tax jurisdictions.

(b)
The Company provides a valuation against net operating loss carryforwards due to the uncertainty of realization. The valuation allowance increased by $336,000 during the year ended December 31, 2014. The valuation allowance decreased by $533,000 and $2,004,000 during the years ended December 31, 2013 and 2012, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Characterization of Cash Distributions
For federal income tax purposes, the cash distributions paid to SHR’s common and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gain. There were no distributions paid on common shares during the years ended December 31, 2014, 2013 and 2012. The following characterizes distributions paid per preferred share for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	$	%	$	%	$	%
Preferred shares (Series A):
Ordinary income	$0.17	31%	$0.00	0%	$0.00	0%
Return of capital	0.00	0%	2.13	100%	8.50	100%
Unrecaptured Section 1250 gain	0.38	69%	0.00	0%	0.00	0%
	$0.55	100%	$2.13	100%	$8.50	100%

Preferred shares (Series B):
Ordinary income	$0.64	31%	$0.00	0%	$0.00	0%
Return of capital	0.00	0%	2.06	100%	8.25	100%
Unrecaptured Section 1250 gain	1.42	69%	0.00	0%	0.00	0%
	$2.06	100%	$2.06	100%	$8.25	100%

Preferred shares (Series C):
Ordinary income	$0.33	31%	$0.00	0%	$0.00	0%
Return of capital	0.00	0%	2.06	100%	8.25	100%
Unrecaptured Section 1250 gain	0.72	69%	0.00	0%	0.00	0%
	$1.05	100%	$2.06	100%	$8.25	100%

16.	RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade for proceeds of $206,867,000 (see note 5). Cascade beneficially owned approximately 6.4% of SHR's common stock as of the closing date.
In August 2014, the Company entered into a month-to-month agreement with an affiliate of Cascade pursuant to which the Company provides advisory services for certain hotels not owned by the Company. Additionally, the Company had previously entered into a month-to-month agreement with an affiliate of Cascade to provide such services to a separate hotel not owned by the Company. The Company currently receives fees of $46,000 per month under these agreements (see note 8).

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Letters of Credit:
As of December 31, 2014, the Company provided a $75,000 letter of credit related to its office space lease and a $8,365,000 letter of credit in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel as described below. The letter of credit related to the property improvements at the JW Marriott Essex House Hotel was subsequently terminated in January 2015 (see note 21). During the second quarter of 2014, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete certain repairs to the underground parking garage at the Four Seasons Washington, D.C. hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of December 31, 2014, the Company’s obligations under these contracts amounted to approximately $14,482,000. The construction activities are expected to be completed within the next twelve months.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of December 31, 2014, the Essex House Hotel Venture's obligation under this agreement is approximately $859,000. The improvements are to be completed by May 2015.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS
As of December 31, 2014 and 2013, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At December 31, 2014 and 2013, the Company estimated the fair value of mortgage and other debt payable and the bank credit facility to be approximately $1,726,000,000 and $1,288,000,000, respectively.
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
The Company aggregates its operating segments into one reportable business segment, hotel ownership. As of December 31, 2014, the Company’s foreign operations and long-lived assets consisted of ownership interests in two Mexican unconsolidated affiliates and one leasehold interest in a German hotel property.
The following tables present revenues (excluding unconsolidated affiliates and discontinued operations) and long-lived assets (excluding assets held for sale as of December 31, 2013) for the geographical areas in which the Company operates (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
United States	$1,083,676	$858,646	$732,188
Europe	5,406	5,161	4,778
Total	$1,089,082	$863,807	$736,966

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2014	2013
Long-lived Assets:
United States	$2,960,852	$1,771,291
Europe	—	91,677
Total	$2,960,852	$1,862,968

20.	QUARTERLY OPERATING RESULTS (UNAUDITED)
The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2014 and 2013 are as follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data.
It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2014
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$194,655	$276,163	$305,263	$313,001
Income from continuing operations attributable to SHR common shareholders	$59,331	$80,236	$20,925	$1,137
Income from discontinued operations attributable to SHR	157,827	604	63	276
Net income attributable to SHR common shareholders	$217,158	$80,840	$20,988	$1,413
Earnings per weighted average common share outstanding—Basic
Income from continuing operations attributable to SHR common shareholders per share	$0.29	$0.36	$0.08	$0.01
Income from discontinued operations attributable to SHR per share	0.76	—	—	—
Net income attributable to SHR common shareholders per share	$1.05	$0.36	$0.08	$0.01
Weighted average common shares outstanding—Basic	206,983	222,013	248,509	254,813
Earnings per weighted average common share outstanding—Diluted
Income from continuing operations attributable to SHR common shareholders per share	$0.25	$0.35	$0.07	$0.01
Income from discontinued operations attributable to SHR per share	0.72	—	—	—
Net income attributable to SHR common shareholders per share	$0.97	$0.35	$0.07	$0.01
Weighted average common shares outstanding—Diluted	219,368	233,463	260,257	256,104

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2013
	(Dollars in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$181,180	$227,101	$223,707	$231,819
(Loss) income from continuing operations attributable to SHR common shareholders	$(25,437)	$2,945	$4,338	$(611)
Income (loss) from discontinued operations attributable to SHR	1,989	329	(578)	3,834
Net (loss) income attributable to SHR common shareholders	$(23,448)	$3,274	$3,760	$3,223
Earnings per weighted average common share outstanding—Basic
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.12)	$0.02	$0.02	$—
Income (loss) from discontinued operations attributable to SHR per share	0.01	—	—	0.02
Net (loss) income attributable to SHR common shareholders per share	$(0.11)	$0.02	$0.02	$0.02
Weighted average common shares outstanding—Basic	206,981	206,061	206,767	206,814
Earnings per weighted average common share outstanding—Diluted
(Loss) income from continuing operations attributable to SHR common shareholders per share	$(0.13)	$0.01	$—	$—
Income (loss) from discontinued operations attributable to SHR per share	0.01	—	—	0.02
Net (loss) income attributable to SHR common shareholders per share	$(0.12)	$0.01	$—	$0.02
Weighted average common shares outstanding—Diluted	218,710	219,227	220,258	206,814

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.	SUBSEQUENT EVENTS

On January 29, 2015, the Company closed on the acquisition of the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliate of the seller, the assumption of a $150,000,000 existing mortgage loan encumbering the property, and a cash payment of $110,401,000, which includes prorations and closing costs. The mortgage loan bears interest at a fixed rate of 3.90% per annum and matures in August 2021.

On January 15, 2015, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel (see note 17).
On January 5, 2015, the Company redeemed all of the outstanding shares of its Series B Preferred Stock (see note 11).

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(In Thousands)

			Initial Costs			Gross Amount at December 31, 2014
Description	Location	Debt	Land	Building & Improvements	Subsequent Costs Capitalized	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Marriott Lincolnshire Resort	Lincolnshire, IL	$—	$—	$47,248	$6,931	$—	$54,179	$54,179	$(28,866)	1975	9/1997	39
Loews Santa Monica Beach Hotel	Santa Monica, CA	120,000	5,833	91,717	5,773	5,833	97,490	103,323	(44,516)	1989	3/1998	39
Hyatt Regency La Jolla	La Jolla, CA	89,247	13,093	66,260	—	13,093	66,260	79,353	(26,335)	1989	7/1999	39
Ritz-Carlton Half Moon Bay	Half Moon Bay, CA	—	20,100	79,400	3,088	20,100	82,488	102,588	(24,901)	2001	8/2004	39
InterContinental Chicago	Chicago, IL	142,442	20,259	139,204	4,747	20,252	143,958	164,210	(37,510)	1929	4/2005	39
InterContinental Miami	Miami, FL	115,000	41,891	69,296	20,206	41,877	89,516	131,393	(30,309)	1982	4/2005	39
Fairmont Chicago	Chicago, IL	93,124	17,347	129,153	26,370	17,347	155,523	172,870	(56,551)	1987	9/2005	39
Four Seasons Washington, D.C.	Washington, D.C.	120,000	44,900	75,600	27,462	44,900	103,062	147,962	(40,858)	1979	3/2006	39
Westin St. Francis	San Francisco, CA	209,588	61,400	287,800	4,826	61,400	292,626	354,026	(66,855)	1907	6/2006	39
Ritz-Carlton Laguna Niguel	Dana Point, CA	—	76,700	176,300	1,567	76,700	177,867	254,567	(43,764)	1984	7/2006	39
Four Seasons Jackson Hole	Teton Village, WY	—	19,669	33,894	—	19,669	33,894	53,563	(3,406)	2003	3/2011	39
Four Seasons Silicon Valley	East Palo Alto, CA	—	5,518	27,669	—	5,518	27,669	33,187	(2,786)	2006	3/2011	39
JW Marriott Essex House	New York, NY	225,000	230,951	88,470	1	230,952	88,470	319,422	(5,292)	1931	9/2012	39
Fairmont Scottsdale Princess	Scottsdale, AZ	117,000	26,732	229,326	—	26,732	229,326	256,058	(4,922)	1987	3/2014	39
Hotel del Coronado	San Diego, CA	475,000	236,497	411,528	—	236,497	411,528	648,025	(6,343)	1888	6/2014	39
Four Seasons Resort Scottsdale at Troon North	Scottsdale, AZ	—	37,800	83,132	—	37,800	83,132	120,932	(202)	1999	12/2014	39
Totals		$1,706,401	$858,690	$2,035,997	$100,971	$858,670	$2,136,988	$2,995,658	$(423,416)

STRATEGIC HOTELS & RESORTS, INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(In Thousands)
Notes:
(A) The change in total cost of properties for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance, beginning of period	$2,044,799	$2,180,534	$1,869,903
Additions:
Acquisition of properties	1,025,015	—	319,421
Improvements	270	15,887	13,129
Currency translation adjustment	486	1,389	3,170
Deductions:
Reclassifications (1)	—	(153,011)	—
Dispositions	(74,912)	—	—
Impairment	—	—	(25,089)
Balance, end of period	$2,995,658	$2,044,799	$2,180,534
(1) Includes reclassifications to assets held for sale and investment in unconsolidated affiliates.
(B) The change in accumulated depreciation and amortization of real estate assets for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance, beginning of period	$387,487	$355,497	$304,779
Depreciation and amortization	52,635	50,548	50,172
Reclassification to assets held for sale	—	(18,945)	—
Disposition	(16,815)	—	—
Currency translation adjustment	109	387	546
Balance, end of period	$423,416	$387,487	$355,497
(C) The aggregate cost of properties for Federal income tax purposes is approximately $2,778,346 at December 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K, was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of December 31, 2014, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on such criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Strategic Hotels & Resorts, Inc.
Chicago, Illinois
We have audited the internal control over financial reporting of Strategic Hotels & Resorts, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 24, 2015

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION.
2014 Cash Bonuses. On February 23, 2015, we approved annual cash bonuses to our named executive officers for calendar year 2014 as set forth below:

Name & Position	2014 Cash Bonus
Raymond L. Gellein, Jr., President & Chief Executive Officer	$2,256,000
Diane M. Morefield, Executive Vice President, Chief Financial Officer	$455,625
Richard J. Moreau, Executive Vice President, Chief Operating Officer	$455,625
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	$393,975
2015 Equity Awards. On February 23, 2015, we granted equity awards under our Second Amended and Restated 2004 Incentive Plan in the form of time-vested restricted stock units (RSUs) and performance-based RSUs.
Performance-based RSUs. Performance-based RSUs granted provide the recipient the opportunity to earn shares of our common stock based on the total shareholder return (share price appreciation plus the reinvestment of dividends) (TSR) of the shares of our common stock over the period from January 2, 2015 through December 31, 2017 or through the date of a change of control, if earlier. The Company’s TSR over the performance period is ranked relative to the TSR of the companies that comprise the SNL Lodging Index. The TSR of such companies will be calculated by determining the starting and ending share price based on a 60-trading day average price (except in the case of a change of control of the Company when the change of control price for the Company would be used). Performance-based RSU awards provide the recipient the opportunity to earn from 25% to 200% of the target performance share number applicable to the index companies based on the Company’s relative TSR. Certain minimum stock price and total shareholder return requirements are set forth in the performance-based RSUs.
RSU awards. RSUs granted vest ratably in annual one-third increments on January 1 of each of 2016, 2017 and 2018, with vesting acceleration upon certain events. The RSUs are convertible after vesting on a one-for-one basis to shares of common stock.
The number of target performance-based RSUs and RSUs granted to our named executive officers on February 23, 2015 are set forth below:

Name & Position	Target Performance-Based RSUs	RSUs
Raymond L. Gellein, Jr., President & Chief Executive Officer	119,552	58,884
Diane M. Morefield, Executive Vice President, Chief Financial Officer	46,358	22,833
Richard J. Moreau, Executive Vice President, Chief Operating Officer	46,358	22,833
Paula C. Maggio, Executive Vice President, General Counsel & Secretary	40,085	19,744
2015 Base Salary Adjustments. On February 23, 2015, certain of our named executive officers received base salary adjustments, retroactive to January 1, 2015, as set forth below:

Name & Position	% Increase from 2014 Base Salary	2015 Base Salary
Diane M. Morefield, Executive Vice President, Chief Financial Officer	3%	$417,150
Richard J. Moreau, Executive Vice President, Chief Operating Officer	3%	$417,150
Paula C. Maggio, Executive Vice President, General Counsel	~10%	$385,000

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
The following financial statement schedule is included herein at pages 102 and 103.
Schedule III – Real Estate and Accumulated Depreciation
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b)	The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index on pages 110 through 116 of this report, which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2015	STRATEGIC HOTELS & RESORTS, INC.

	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Each Dated: February 24, 2015	By:	/S/ RAYMOND L. GELLEIN, JR.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Director and Chairman of the Board (principal executive officer)

	By:	/S/ DIANE M. MOREFIELD
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

	By:	/S/ ROBERT P. BOWEN
Robert P. Bowen Director

	By:	/S/ JAMES A. JEFFS
James A. Jeffs Director

	By:	/S/ DAVID W. JOHNSON
David W. Johnson Director

	By:	/S/ RICHARD D. KINCAID
Richard D. Kincaid Director

	By:	/S/ DAVID M.C. MICHELS
David M.C. Michels Director

	By:	/S/ WILLIAM A. PREZANT
William A. Prezant Director

	By:	/S/ EUGENE F. REILLY
Eugene F. Reilly Director

	By:	/S/ SHELI Z. ROSENBERG
Sheli Z. Rosenberg Director

Exhibit Index

Exhibit No.	Description of Exhibit

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

10.9
Registration Rights Agreement, dated as of September 14, 2012, by and among the Company, Monroe EH Holdings Trust, Monroe EH TRS, LLC and Monroe EH Condo Investment, LLC. (filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

+	10.10
Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 24, 2011 and incorporated herein by reference).

+	10.11
Amendment No. 1 to the Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.12
Employee Stock Purchase Plan (filed as Exhibit 10.14 to the Company's Amendment No. 3 to Registration Statement on Form S-11 (File No. 333-112846), filed with the SEC on June 8, 2004 and incorporated herein by reference).

+	10.13
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

+	10.16
Separation Agreement, dated as of November 2, 2012, by and between the Company and Laurence S. Geller (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 5, 2012 and incorporated herein by reference).

+	10.17
Offer Letter, dated as of March 9, 2010, by and between Diane M. Morefield and the Company (filed as Exhibit 99.2 to the Company's Form 8-K (File No. 001-32223), filed with the SEC on March 9, 2010 and incorporated herein by reference).

+	10.18
Employment Agreement, dated as of November 19, 2012, by and between Raymond L. Gellein, Jr. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A (File No. 001-32223), filed with the SEC on November 20, 2012 and incorporated herein by reference).

+	10.19
Amendment No. 1 to Employment Agreement, dated as of October 10, 2014, by and between Raymond L. Gellein, Jr. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on October 16, 2014 and incorporated herein by reference).

+	10.20
Form of Employment Agreement to be entered into between Strategic Hotels & Resorts, Inc. and certain executives thereof (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223) filed with the SEC on November 18, 2008 and incorporated herein by reference).

+	10.21
Strategic Hotels & Resorts, Inc. Value Creation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 28, 2009 and incorporated herein by reference).

+	10.22
Strategic Hotels & Resorts, Inc. Value Creation Plan Normal Unit Distributions Deferral Election and Deferral Program (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 6, 2011 and incorporated herein by reference).

+	10.23
Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (including Amendment Two to Value Creation Plan and Unit Agreement Thereunder) for Laurence S. Geller (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.24
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

+	10.25
Amendment to Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 7, 2012 and incorporated herein by reference).

+	10.26
Form of Stock Unit Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.27
Form of 2012 Performance Share Award Deferral Election (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on February 27, 2012 and incorporated herein by reference).

+	10.28
Investment Election for Vested and Deferred Awards for Richard J. Moreau under the Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan, dated November 6, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 6, 2014 and incorporated herein by reference).

+	10.29
Separation Agreement, dated May 5, 2014, by and between Stephen Briggs and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 8, 2014 and incorporated herein by reference).

10.30
Agreement, dated March 7, 2014, by and among Orange Capital, LLC, Orange Capital Master I. Ltd., Daniel Lewis and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 10, 2014 and incorporated herein by reference).

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

10.32
First Amendment to Restructuring Agreement, entered into effective as of December 17, 2012, by and among U.S. Bank National Association, as Trustee, as successor in interest to Bank of America, National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, FMT Scottsdale Owner, LLC, Walton/SHR FPH, LLC and certain guarantor parties thereto (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.33
Second Amendment to Restructuring Agreement, entered into effective as of December 20, 2013, by and among U.S. Bank National Association, as Trustee, as successor in interest to interest to Bank of America, National Association, as Trustee for the Registered Holders of the Citigroup Commercial Mortgage Trust 2007-FL3 Commercial Mortgage Pass-Through Certificates, Series 2007-FL3, FMT Scottsdale Owner, LLC, Walton/SHR FPH, LLC and certain guarantor parties thereto (filed as Exhibit 10.42 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 27, 2014 and incorporated herein by reference).

10.34
Amended and Restated Limited Liability Company Agreement of SHC Aventine II, L.L.C., dated as of August 31, 2007 (filed as Exhibit 10.102 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 25, 2010 and incorporated herein by reference).

10.35
Letter Agreement, dated August 20, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 24, 2012 and incorporated herein by reference).

10.36
Mortgage Loan Application, dated September 12, 2012, by and between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 17, 2012 and incorporated herein by reference).

10.37
Deed of Trust, Security Agreement and Fixture Filing by New Aventine, L.L.C. and New DTRS La Jolla, L.L.C. to First American Title Insurance Company as Trustee for the benefit of Metropolitan Life Insurance Company (filed as Exhibit 10.47 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.38
Floating Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.39
Fixed Rate Promissory Note, dated as of November 1, 2012, between New Aventine, L.L.C. and Metropolitan Life Insurance Company (filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 28, 2013 and incorporated herein by reference).

10.40
Mortgage Loan Application, dated as of April 27, 2010, among SHR St. Francis, L.L.C., SHC Columbus Drive, LLC and Metropolitan Life Insurance Company (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 3, 2010 and incorporated herein by reference).

10.41
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

10.46
First Modification of Subordinate Deed of Trust, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHR St. Francis, L.L.C. and DTRS St. Francis, L.L.C. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.47
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

10.50
First Modification of Subordinate Mortgage, Security Agreement and Fixture Filing, dated as of September 9, 2013, by and among Metropolitan Life Insurance Company, SHC Columbus Drive, LLC and DTRS Columbus Drive, LLC (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 12, 2013 and incorporated herein by reference).

10.51
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

10.54
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

10.58
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

10.60
Promissory Note, dated as of July 28, 2011 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on July 29, 2011 and incorporated herein by reference).

10.61
Purchase and Sale Agreement, dated August 13, 2012, between DIG EH Hotel LLC and SHR Essex House LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on August 17, 2012 and incorporated herein by reference).

10.62
First Amendment to Purchase and Sale Agreement, dated September 7, 2012, by and among DIG EH Hotel LLC, SHR Essex House, LLC and SHR Essex House Condominiums, LLC (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 11, 2012 and incorporated herein by reference).

10.63
Limited Liability Company Agreement of SHR Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Holdings Trust and Strategic Hotel Funding, L.L.C. (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.64
Limited Liability Company Agreement of SHR Essex House Condominiums Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH Condo Investment, LLC and SHC DTRS, Inc. (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

10.65
Limited Liability Company Agreement of DTRS Essex House Holdings, LLC, dated as of September 14, 2012, by and between Monroe EH TRS, LLC and SHC DTRS, Inc. (filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on November 8, 2012 and incorporated herein by reference).

	10.66
Mezzanine B Loan Agreement, dated as of March 8, 2013, between BSK Mezz 2, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.67
Mezzanine A Loan Agreement, dated as of March 8, 2013, between BSK Mezz 1, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference).

	10.68
Loan Agreement, dated as of March 8, 2013, between BSK del Partners, LLC, as borrower, and JPMorgan Chase Bank, National Association and German American Capital Corporation, as lenders (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on March 14, 2013 and incorporated herein by reference)

	10.69
Purchase and Sale Agreement, dated as of December 12, 2013, by and among SHC Mexico Holdings, L.L.C., SHC Holdings, L.L.C., SBA Villas, LLC and Santa Barbara US, L.P., as sellers, and Mt. Joya Holdings, LLC and Mt. Joya Operations, LLC as buyer (filed as Exhibit 10.87 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 27, 2014 and incorporated herein by reference).

	10.70
Membership Interest Purchase Agreement, dated as of March 31, 2014, by and between Walton Scottsdale Investors VI, L.L.C. and SHR FPH Investor, LLC (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 8, 2014 and incorporated herein by reference).

	10.71
Membership Interest Purchase Agreement, dated as of March 31, 2014, by and between Walton Scottsdale Investors VI, L.L.C. and SHR Scottsdale Investor, LLC (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 8, 2014 and incorporated herein by reference).

	10.72
Agreement, dated March 31, 2014, by and among SHR Grosvenor Square LLC, Strategic Hotel Funding, L.L.C., Western Treasure Limited and SHR Grosvenor Square S.A.R.L. (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on May 8, 2014 and incorporated herein by reference).

	10.73
Amended and Restated Loan Agreement, dated May 29, 2014, by and among New Santa Monica Beach Hotel, L.L.C., DTRS Santa Monica, L.L.C. and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 6, 2014 and incorporated herein by reference).

	10.74
Loan and Security Agreement, dated June 30, 2014, by and among SHC Washington, L.L.C., Deutsche Bank AG New York Branch and the lenders from time to time party thereto (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-32223), filed with the SEC on August 6, 2014 and incorporated herein by reference).

	10.75
Purchase and Sale Agreement, dated May 27, 2014, by and among BRE Del GP LLC, BRE Del LP LLC and SHR Del Partners, LP (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 27, 2014 and incorporated herein by reference).

	10.76
Credit Agreement, dated as of April 25, 2014, among Strategic Hotel Funding, L.L.C., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions as are or may become parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 1, 2014 and incorporated herein by reference).

	10.77
Loan Agreement, dated August 29, 2014, by and among SHC Chopin Plaza, LLC, DTRS InterContinental Miami, LLC and German American Capital Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 4, 2014 and incorporated herein by reference).

*	10.78	Loan Agreement, dated as of December 30, 2014, by and among SHR Essex House, LLC and DTRS Essex House, LLC, as borrower, and Metropolitan Life Insurance Company, as lender.

*	10.79	Purchase and Sale Agreement and Escrow Instructions, dated as of January 28, 2015, by and among Laguna Beach Luxury Hotel LLC, Ohana Holdings, L.L.C., SHR MLB, LLC and Strategic Hotels & Resorts, Inc.

*	10.80	Registration Rights Agreement, dated as of January 29, 2015, by and between Strategic Hotels & Resorts, Inc. and Ohana Holdings, L.L.C.

*	10.81	Amended and Restated Loan Agreement, dated as of January 29, 2015, by and between SHR MLB, LLC, as borrower, and Massachusetts Mutual Life Insurance Company, as lender.

*	14.1	Strategic Hotels & Resorts, Inc. Code of Business Conduct and Ethics.

*	21.1	Subsidiaries of Strategic Hotels & Resorts, Inc.

*	23.1	Consent of Deloitte & Touche LLP.

*	23.2	Consent of Deloitte & Touche LLP.

*	23.3	Consent of Deloitte & Touche LLP.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Consolidated financial statements of BSK Del Partner, L.P.

*	99.2	Combined financial statements of FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C.

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

+	Represents a management contract or compensatory plan or arrangement.

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

***
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to the Consolidated Financial Statements that have been detail tagged.