Form 10-Q
period 2015-03-31
STRATEGIC HOTELS & RESORTS, INC
filed 2015-05-04
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of May 1, 2015 was 275,313,504.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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
This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Montage®, Renaissance®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31, 2015	December 31, 2014
Assets
Investment in hotel properties, net*	$3,175,420	$2,828,400
Goodwill	38,128	38,128
Intangible assets, net of accumulated amortization of $9,404 and $7,288	93,874	94,324
Investment in unconsolidated affiliates	22,850	22,850
Cash and cash equivalents*	240,156	442,613
Restricted cash and cash equivalents*	89,985	81,510
Accounts receivable, net of allowance for doubtful accounts of $832 and $492*	68,141	51,382
Deferred financing costs, net of accumulated amortization of $8,709 and $7,814*	10,559	11,440
Deferred tax assets	1,954	1,729
Prepaid expenses and other assets*	49,944	46,781
Total assets	$3,791,011	$3,619,157
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages payable, net of discount*	$1,855,014	$1,705,778
Accounts payable and accrued expenses*	251,412	224,505
Preferred stock redemption liability	—	90,384
Distributions payable	—	104
Deferred tax liabilities	46,137	46,137
Total liabilities	2,152,563	2,066,908
Commitments and contingencies (see note 13)
Noncontrolling interests in SHR’s operating partnership	9,865	10,500
Equity:
SHR’s shareholders’ equity:
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 275,313,504 and 267,435,799 shares of common stock issued and outstanding)	2,753	2,674
Additional paid-in capital	2,449,084	2,348,284
Accumulated deficit	(874,658)	(890,469)
Accumulated other comprehensive loss	(10,054)	(13,032)
Total SHR’s shareholders’ equity	1,567,125	1,447,457
Noncontrolling interests in consolidated affiliates	61,458	94,292
Total equity	1,628,583	1,541,749
Total liabilities, noncontrolling interests and equity	$3,791,011	$3,619,157
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	March 31, 2015	December 31, 2014
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 5):
Investment in hotel properties, net	$334,302	$336,243
Cash and cash equivalents	5,165	62,064
Restricted cash and cash equivalents	4,778	3,746
Accounts receivable, net of allowance for doubtful accounts of $50 and $49	4,564	4,920
Deferred financing costs, net of accumulated amortization of $326 and $0	3,587	3,899
Prepaid expenses and other assets	12,784	14,603
Mortgages payable	225,000	225,000
Accounts payable and accrued expenses	16,567	10,228
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rooms	$162,864	$103,100
Food and beverage	123,469	70,017
Other hotel operating revenue	37,907	20,239
Lease revenue	1,031	1,299
Total revenues	325,271	194,655
Operating Costs and Expenses:
Rooms	47,865	33,707
Food and beverage	83,074	54,603
Other departmental expenses	84,724	53,579
Management fees	11,439	5,778
Other hotel expenses	15,613	15,678
Lease expense	1,034	1,258
Depreciation and amortization	37,664	22,205
Corporate expenses	8,268	7,193
Total operating costs and expenses	289,681	194,001
Operating income	35,590	654
Interest expense	(22,785)	(18,274)
Interest income	101	27
Equity in earnings of unconsolidated affiliates	—	4,445
Foreign currency exchange (loss) gain	(116)	2
Gain on consolidation of affiliates	—	78,117
Other (expenses) income, net	(157)	423
Income before income taxes and discontinued operations	12,633	65,394
Income tax expense	(219)	(39)
Income from continuing operations	12,414	65,355
Income from discontinued operations, net of tax	—	158,435
Net Income	12,414	223,790
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(37)	(849)
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,434	4,041
Net Income Attributable to SHR	15,811	226,982
Preferred shareholder dividends	—	(9,824)
Net Income Attributable to SHR Common Shareholders	$15,811	$217,158
Amounts Attributable to SHR:
Income from continuing operations	$15,811	$69,155
Income from discontinued operations	—	157,827
Net income	$15,811	$226,982
Basic Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.06	$0.29
Income from discontinued operations attributable to SHR common shareholders	—	0.76
Net income attributable to SHR common shareholders	$0.06	$1.05
Weighted average shares of common stock outstanding	273,831	206,983
Diluted Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.04	$0.25
Income from discontinued operations attributable to SHR common shareholders	—	0.72
Net income attributable to SHR common shareholders	$0.04	$0.97
Weighted average shares of common stock outstanding	282,792	219,368

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$12,414	$223,790
Other comprehensive income:
Foreign currency exchange translation adjustments	(135)	18,784
Reclassification of amounts from accumulated other comprehensive loss to net income and effective portion of mark to market adjustments related to cash flow hedges	3,113	333
Other comprehensive income	2,978	19,117
Comprehensive Income	15,392	242,907
Comprehensive income attributable to the noncontrolling interests in SHR’s operating partnership	(45)	(922)
Comprehensive loss attributable to the noncontrolling interests in consolidated affiliates	3,434	4,041
Comprehensive Income Attributable to SHR	$18,781	$246,026
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$12,414	$223,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities (including discontinued operations):
Deferred income tax (benefit) expense	(225)	545
Depreciation and amortization	37,664	23,480
Amortization of deferred financing and other costs	5,165	1,966
Loss on early extinguishment of debt	—	272
Equity in earnings of unconsolidated affiliates	—	(4,445)
Share-based compensation	1,884	1,458
Gain on consolidation of affiliate	—	(78,117)
Gain on disposal of assets, net of tax	—	(155,825)
Income tax on sale of assets	—	(20,451)
Foreign currency exchange loss (gain)	116	(34)
Recognition of deferred gains	(44)	(53)
Mark to market of derivative financial instruments	116	(2,270)
Increase in accounts receivable	(17,168)	(4,656)
Increase in prepaid expenses and other assets	(238)	(465)
Increase (decrease) in accounts payable and accrued expenses	11,623	(1,143)
Net cash provided by (used in) operating activities	51,307	(15,948)
Investing Activities:
Acquisition of hotel and other investments	(110,319)	(90,616)
Proceeds from sales of assets	—	411,503
Cash received from unconsolidated affiliates	—	2,221
Unrestricted cash sold	—	(15,634)
Unrestricted cash acquired	7,550	8,746
Capital expenditures	(20,507)	(20,926)
(Increase) decrease in restricted cash and cash equivalents	(6,952)	5,000
Net cash (used in) provided by investing activities	(130,228)	300,294
Financing Activities:
Equity issuance costs	(457)	—
Preferred stock redemption	(90,391)	(57)
Borrowings under bank credit facility	—	30,000
Payments on bank credit facility	—	(110,000)
Payments on mortgages	(365)	(117,697)
Debt financing costs	(14)	—
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450
Distributions to preferred shareholders	(104)	(3,838)
Distributions to holders of noncontrolling interests in consolidated affiliates	(29,400)	—
Other financing activities	(2,609)	(989)
Net cash used in financing activities	(123,340)	(200,131)
Effect of exchange rate changes on cash	(196)	119
Net change in cash and cash equivalents	(202,457)	84,334
Change in cash of assets held for sale	—	8,903
Cash and cash equivalents, beginning of period	442,613	73,655
Cash and cash equivalents, end of period	$240,156	$166,892

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Fair value of shares of SHR common stock issued for acquisition of hotel property (see note 3)	$101,396	$—
Assumption of mortgage loans - hotel investment acquisition (see note 3)	$148,951	$114,507
Gain on mark to market of derivative instruments (see note 10)	$—	$(2,328)
Preferred stock redemption accrual	$—	$103,704
Distributions declared and payable to preferred shareholders	$—	$2,277
Increase (decrease) in capital expenditures recorded as liabilities	$4,415	$(392)
Cash Paid For:
Interest, net of interest capitalized	$16,377	$20,119
Income taxes, net of refunds	$362	$20,956

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of March 31, 2015, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company considers each hotel to be a separate operating segment because the Company allocates resources and assesses performance on an individual hotel basis. The Company aggregates the individual hotels into one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99.7% of its membership units as of March 31, 2015. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of March 31, 2015, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (d)
3. Four Seasons Jackson Hole	12. Loews Santa Monica Beach Hotel
4. Four Seasons Resort Scottsdale at Troon North	13. Marriott Hamburg (e)
5. Four Seasons Silicon Valley	14. Marriott Lincolnshire Resort (f)
6. Four Seasons Washington, D.C.	15. Montage Laguna Beach
7. Hotel del Coronado (b)	16. Ritz-Carlton Half Moon Bay
8. Hyatt Regency La Jolla (c)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

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

(c)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 2 and 16).

(d)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 2 and 5).

(e)	The Company has a leasehold interest in this property.

(f)	This property is subject to a ground lease arrangement.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and in conformity with the rules and regulations of the SEC applicable to interim financial information. As such, certain information and footnote disclosures normally included in complete annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The Company believes the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in SHR’s annual report on Form 10-K for the year ended December 31, 2014.
Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At March 31, 2015, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 5). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. At March 31, 2015, SH Funding owned a 53.5% controlling interest in the entity that owns the Hyatt Regency La Jolla hotel, which is consolidated in the accompanying condensed consolidated financial statements. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At March 31, 2015, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (Four Seasons RCPM) and the Lot H5 Venture (see note 6), which are unconsolidated affiliates in the accompanying condensed consolidated financial statements that are accounted for using the equity method of accounting.
All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates:
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Restricted Cash and Cash Equivalents:
At March 31, 2015 and December 31, 2014, restricted cash and cash equivalents included $44,868,000 and $37,486,000, respectively, that will be used for property and equipment replacement in accordance with hotel management agreements. At March 31, 2015 and December 31, 2014, restricted cash and cash equivalents also included reserves of $45,117,000 and $44,024,000, respectively, required by loan and other agreements.
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
For the three months ended March 31, 2015 and 2014, income tax expense is summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Current tax expense	$(444)	$(219)
Deferred tax benefit	225	180
Total income tax expense	$(219)	$(39)

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
Basic income per common share is computed by dividing the net income attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income per common share is computed by dividing the net income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income attributable to SHR common shareholders used for determining per share amounts for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator - Basic:
Income from continuing operations attributable to SHR	$15,811	$69,155
Preferred shareholder dividends	—	(6,115)
Preferred stock redemption(a)	—	(3,709)
Undistributed earnings allocated to participating securities - basic	(37)	(695)
Income from continuing operations attributable to SHR common shareholders - basic	15,774	58,636
Discontinued operations attributable to SHR	—	157,827
Net income attributable to SHR common shareholders - basic	$15,774	$216,463

Numerator - Diluted:
Income from continuing operations attributable to SHR common shareholders - basic	$15,774	$58,636
Undistributed earnings allocated to participating securities - basic	37	695
Undistributed earnings allocated to participating securities - diluted	(29)	(647)
Adjustment for noncontrolling interests in consolidated affiliates (see note 5)	(3,281)	(3,131)
Income from continuing operations attributable to SHR common shareholders - diluted	12,501	55,553
Discontinued operations attributable to SHR	—	157,827
Net income attributable to SHR common shareholders - diluted	$12,501	$213,380

Denominator:
Weighted average shares of common stock – basic (b)	273,831	206,983
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 5)	6,958	10,087
Performance-based RSUs	2,003	2,298
Weighted average shares of common stock - diluted	282,792	219,368
(a) In March 2014, SHR publicly announced its intention to redeem all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) on April 3, 2014. For purposes of calculating per share amounts for the three months ended March 31, 2014, the difference between the fair value of the Series A Preferred Stock and the carrying amount of the Series A Preferred Stock is an adjustment to net income attributable to SHR common shareholders.
(b) Includes RSUs and performance-based RSUs of 1,115 and 1,302 at March 31, 2015 and 2014, respectively, that have vested but have not yet been issued to shares of common stock.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of March 31, 2015 and 2014 are as follows (in thousands):

	Computation For Three Months Ended March 31,
	2015	2014
Noncontrolling interests in SHR's operating partnership	794	797
RSUs	—	658
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three-month periods ended March 31, 2015 and 2014 (in thousands):

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2015	$(10,898)	$(2,134)	$(13,032)
Other comprehensive loss before reclassifications	—	(135)	(135)
Amounts reclassified from accumulated OCL	3,113	—	3,113
Net other comprehensive income (loss)	3,113	(135)	2,978
Balance at March 31, 2015	$(7,785)	$(2,269)	$(10,054)

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(200)	(111)	(311)
Amounts reclassified from accumulated OCL	533	18,895	19,428
Net other comprehensive income	333	18,784	19,117
Balance at March 31, 2014	$(20,283)	$(2,045)	$(22,328)

The reclassifications out of accumulated OCL for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
Details about Accumulated OCL Components	2015	2014	Statement of Operations Line Item
Activity related to cash flow hedges	$3,113	$533	Interest expense
Activity related to CTA	$—	$18,895	Income from discontinued operations, net of tax
New Accounting Guidance:

In April 2015, the Financial Accounting Standards Board (FASB) issued new guidance which changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs is reported as interest expense. The new guidance is effective on January 1, 2016, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The new guidance must be applied retrospectively to all prior periods presented. The Company expects to adopt the new guidance on January 1, 2016 and will apply the presentation guidance to all periods presented in its consolidated financial statements.

In August 2014, the FASB issued new accounting guidance which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. The standard provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective on January 1, 2017. The Company will apply the guidance prospectively and does not anticipate the guidance will have a material impact on its consolidated financial statements or disclosures.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective on January 1, 2017, subject to a tentative one-year deferral proposed by the FASB. Early adoption is currently not permitted but is subject to tentative changes proposed by the FASB. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its consolidated financial statements.
In April 2014, the FASB issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions are effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company adopted the guidance on January 1, 2015 and will apply the guidance prospectively to disposal activity occurring after January 1, 2015.
3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of March 31, 2015 and December 31, 2014, excluding the leasehold interest in the Marriott Hamburg hotel and unconsolidated affiliates (in thousands):

	March 31, 2015	December 31, 2014
Land	$996,667	$858,670
Leasehold interest	11,633	11,633
Buildings	2,142,724	1,964,252
Building and leasehold improvements	109,845	106,303
Site improvements	63,204	59,038
Furniture, fixtures and equipment	664,838	611,450
Improvements in progress	12,605	21,552
Total investment in hotel properties	4,001,516	3,632,898
Less accumulated depreciation	(826,096)	(804,498)
Total investment in hotel properties, net	$3,175,420	$2,828,400
Consolidated hotel properties	17	16
Hotel Acquisitions:
The Company's hotel acquisitions, as more fully described below, are consistent with the Company's strategy of focusing on the acquisition of upper upscale and luxury hotels in select urban and resort markets with strong growth characteristics and high barriers to entry where it believes there are opportunities to add value. All of the acquisitions were accounted for under the provisions of business combination guidance. The assets and liabilities of the hotels were consolidated in the Company's condensed consolidated balance sheets at the acquisition-date fair values and the results of operations were consolidated in the Company's condensed consolidated statements of operations from the date of acquisition.
Montage Laguna Beach
On January 29, 2015, the Company acquired the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliate of the seller, the assumption of a $150,000,000 existing      mortgage loan encumbering the property, and a cash payment of approximately $110,319,000, which includes prorations and closing costs. For the three months ended March 31, 2015 and 2014, the Company incurred acquisition costs related to the Montage Laguna Beach resort of $667,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Four Seasons Resort Scottsdale at Troon North
On December 9, 2014, the Company acquired the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140,920,000, which includes net working capital. For the three months ended March 31, 2015 and 2014, the Company incurred acquisition costs related to the Four Seasons Resort Scottsdale at Troon North of $53,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Hotel del Coronado
On June 11, 2014, the Company closed on the acquisition of the 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partner, L.P. (the Hotel del Coronado Venture), that were previously owned by certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone) (see note 6) for a cash payment of $210,000,000. Additionally, the Company became fully obligated under the entire $475,000,000 mortgage and mezzanine loans outstanding. Effective as of the closing of the transaction, the Company consolidated the Hotel del Coronado Venture.
As part of the consolidation of the Hotel del Coronado Venture, the Company recorded $65,547,000 as a gain on the consolidation of affiliates during the second quarter 2014 in the condensed consolidated statement of operations, which represented the difference between the $120,000,000 fair value of the Company's preexisting equity interest in the Hotel del Coronado Venture and its carrying value. The fair value of the preexisting equity interest in the Hotel del Coronado Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the three months ended March 31, 2015 and 2014, the Company incurred no acquisition costs related to the Hotel del Coronado Venture.
Fairmont Scottsdale Princess Hotel
On March 31, 2014, the Company closed on the acquisition of the 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture), that were previously owned by an affiliate of Walton Street Capital, L.L.C. (Walton Street) (see note 6) for a cash payment of $90,616,000. Additionally, the Company became fully obligated under the entire $117,000,000 mortgage loan previously outstanding (see note 16). Effective as of the closing of the transaction, the Company consolidated the Fairmont Scottsdale Princess Venture.
As part of the consolidation of the Fairmont Scottsdale Princess Venture, the Company recorded $78,191,000 as a gain on the consolidation of affiliates in the condensed consolidated statement of operations for the three months ended March 31, 2014, which represented the difference between the $107,853,000 fair value of the Company's preexisting equity interest in the Fairmont Scottsdale Princess Venture, which included a preferred return to the Company, and its carrying value. The fair value of the preexisting equity interest in the Fairmont Scottsdale Princess Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the three months ended March 31, 2015 and 2014, the Company incurred acquisition costs related to the the Fairmont Scottsdale Princess Venture of $0 and $74,000, respectively, which were recorded as an offset to gain on consolidation of affiliates on the condensed consolidated statements of operations.
Purchase Price Allocations of Hotel Acquisitions
The amounts recognized as assets acquired and liabilities assumed for each hotel acquisition are based on the acquisition-date fair values. The allocation of the fair value of recent acquisitions are preliminary and are subject to a measurement period that will allow the Company to obtain the information necessary to properly identify and measure the assets acquired and liabilities assumed. The final allocation of the fair values may result in adjustments to the recognized amounts of assets and liabilities, which could be significant. The Company expects to finalize the preliminary allocations as soon as possible, but no later than one year from the respective acquisition dates.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the allocation of the fair values for the Company's acquisitions (in thousands):

	Preliminary		Final
	Montage Laguna Beach	Four Seasons Resort Scottsdale at Troon North	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture
Land	$138,396	$37,402	$236,497	$26,732
Buildings	175,723	75,957	404,851	213,289
Site improvements	4,166	7,175	6,677	16,037
Furniture, fixtures and equipment	40,830	18,920	53,943	40,341
Improvements in progress	—	—	1,749	151
Intangible assets	1,666	554	87,710	9,859
Below market debt discount	1,049	—	—	2,493
Net working capital	(115)	912	13,573	6,568
Total fair value allocated	$361,715	$140,920	$805,000	$315,470
The allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$9,045	1 year, 5 months
Memberships value	5,973	30 years
Below market ground lease	7,656	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
	41,496
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$99,789
Pro Forma and Other Financial Information Related to Acquisition of Hotel
The following pro forma and other financial information is provided for the acquisition of the Fairmont Scottsdale Princess Venture that was completed during the three months ended March 31, 2014, which had a material effect on the Company's results of operations.
The impact to revenues and net income attributable to SHR common shareholders from this acquisition for the three months ended March 31, 2015 is as follows (in thousands):

Three Months Ended March 31, 2015
Increase in revenues	$42,220
Increase in net income attributable to SHR common shareholders	$11,147
There was no impact to revenues and net income attributable to SHR common shareholders from the acquisition date of the Fairmont Scottsdale Princess Venture during the three months ended March 31, 2014 because the transaction closed on the last day of the reporting period.
The following unaudited pro forma information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisition on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods. For purposes of the pro forma financial information, the $78,117,000 gain on the consolidation of affiliate recognized as a result of the acquisition of the Fairmont Scottsdale Princess Venture is assumed to have been recognized on January 1, 2013.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the three months ended March 31, 2014 are as follows as if this acquisition had occurred on January 1, 2013 (in thousands):

Three Months Ended March 31,
2014
Total revenue	$229,661
Net income	$149,779
Preferred shareholder dividends	$(9,824)
Net income attributable to SHR common shareholders	$143,428
Net income attributable to SHR common shareholders per share:
Basic	$0.69
Diluted	$0.65
4. DISCONTINUED OPERATIONS
During the three months ended March 31, 2014, the Company sold the following hotels:

Hotel	Location	Date Sold	Sales Proceeds		Gain on sale
Four Seasons Punta Mita Resort and La Solana land parcel	Punta Mita, Mexico	February 28, 2014	$206,867,000		$63,879,000
Marriott London Grosvenor Square	London, England	March 31, 2014	$209,407,000	(a)	$92,889,000

(a) There was an outstanding balance of £67,301,000 ($112,150,000) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. The net proceeds received by the Company were $97,257,000.
The results of operations of hotels sold prior to January 1, 2015 are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. Subsequent to January 1, 2015, only disposals that represent a strategic shift that has a major effect on the Company's results of operations would qualify as discontinued operations. The following is a summary of income from discontinued operations for the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31, 2014
Hotel operating revenues	$17,767
Operating costs and expenses	11,485
Depreciation and amortization	1,275
Total operating costs and expenses	12,760
Operating income	5,007
Interest expense	(1,326)
Interest income	2
Loss on early extinguishment of debt	(272)
Foreign currency exchange gain	32
Income tax expense	(833)
Gain on sale, net of tax	155,825
Income from discontinued operations	$158,435

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

Other than in connection with a customary environmental indemnity and non-recourse carve-out guaranty in favor of the lender, the liabilities of the Essex House Hotel Venture are solely the obligations of the Essex House Hotel Venture and are not guaranteed by the Company. The debt is secured by the JW Marriott Essex House Hotel, and the creditors of the Essex House Hotel Venture do not have general recourse to the Company. The use of certain assets of the Essex House Hotel Venture is restricted because they are collateral for the Essex House Hotel Venture's debt (see note 8), and the Company does not have the ability to leverage the assets.

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the three months ended March 31, 2015, the Company and KSL provided no additional contributions to the Essex House Hotel Venture. For the three months ended March 31, 2014, the Company and KSL provided additional contributions of $2,550,000 and $2,450,000, respectively, to the Essex House Hotel Venture for property improvements.

For the three months ended March 31, 2015, the Company and KSL received distributions of $30,600,000 and $29,400,000, respectively, from the Essex House Hotel Venture from excess cash received from the refinancing of the mortgage loan secured by the JW Marriott Essex House Hotel in December 2014.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATES
Investment in unconsolidated affiliates as of March 31, 2015 and 2014 includes the following (in thousands):

	2015	2014
Four Seasons RCPM	3,427	3,427
Lot H5 Venture	19,423	19,423
Total investment in unconsolidated affiliates	$22,850	$22,850
Four Seasons RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $0 and $18,000 for the three months ended March 31, 2015 and 2014, respectively, and are included in other (expenses) income, net in the condensed consolidated statements of operations.
Lot H5 Venture
The Company has an interest in an unconsolidated affiliate, formed with an unaffiliated party, that owns an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico, known as the Lot H5 land parcel (the Lot H5 Venture). The Company has a preferred position in the Lot H5 Venture that entitles it to receive the first $12,000,000 of distributions generated from the

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lot H5 land parcel with any excess distributions split equally between the Company and its partner. The Company jointly controls the Lot H5 Venture with its partner and accounts for its interest in the Lot H5 Venture as an equity method investment.
Acquisitions of Unconsolidated Affiliates:
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee, as well as certain project management fees. The Company recognized fees of $0 and $228,000 for the three months ended March 31, 2015 and 2014, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations.
On March 31, 2014, the Company acquired Walton Street's 50.0% interest in the Fairmont Scottsdale Princess Venture. The Company now wholly owns the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. Blackstone, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee, certain development fees, and if applicable, certain incentive fees. The Company recognized fees of $0 and $209,000 for the three months ended March 31, 2015 and 2014, respectively, which are included in other (expenses) income, net on the condensed consolidated statements of operations.
On June 11, 2014, the Company acquired Blackstone's 63.6% interest in the Hotel del Coronado Venture. The Company now wholly owns the Hotel del Coronado Venture. The Company has consolidated the Hotel del Coronado Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
7. OPERATING LEASE AGREEMENTS
Building Lease
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a reduction of lease expense over the life of the lease. The Company recognized $44,000 and $53,000 of the deferred gain for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets amounted to $2,684,000 and $2,933,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,833,000 (adjusting by an index formula) ($4,114,000 based on the foreign exchange rate as of March 31, 2015) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at March 31, 2015 and December 31, 2014 was $2,039,000 and $2,299,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
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
The Company is subject to a ground lease agreement with a third party landlord whereby it leases the land for the Marriott Lincolnshire Resort. The term of the ground lease goes through December 31, 2112 and annual rent payments are a fixed amount, subject to indexation.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Lease payments related to hotel ground leases are included in other hotel expenses on the condensed consolidated statements of operations.
Office Space Lease
The Company is subject to a lease agreement with a third party landlord for its office space. The office lease expires in September 2017. Lease payments related to office space are included in corporate expenses on the condensed consolidated statements of operations.
8. INDEBTEDNESS
Mortgages Payable, Net of Discount:
Certain subsidiaries of SHR are the borrowers under various financing arrangements. These subsidiaries are separate legal entities and their respective assets and credit are not available to satisfy the debt of SHR or any of its other subsidiaries.
Mortgages payable, net of discount, at March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a)	Initial Maturity	Maturity Including Extension Options	March 31, 2015	December 31, 2014
Fairmont Scottsdale Princess(b)	0.36%	April 2015	April 2015	$117,000	$117,000
Hotel del Coronado(c)	3.65%	March 2016	March 2018	475,000	475,000
Loews Santa Monica Beach Hotel(d)	2.55%	May 2017	May 2021	120,000	120,000
Fairmont Chicago	Fixed	June 2017	June 2017	93,124	93,124
Westin St. Francis	Fixed	June 2017	June 2017	209,588	209,588
Four Seasons Washington, D.C.(d)	2.25%	June 2017	June 2019	120,000	120,000
Hyatt Regency La Jolla(e)	4.00%/Fixed	December 2017	December 2017	89,239	89,247
JW Marriott Essex House Hotel(d)	2.95%	January 2018	January 2020	225,000	225,000
InterContinental Chicago	Fixed	August 2021	August 2021	142,085	142,442
Montage Laguna Beach(f)	Fixed	August 2021	August 2021	150,000	—
InterContinental Miami	Fixed	September 2024	September 2024	115,000	115,000
Total mortgages payable(g)				1,856,036	1,706,401
Unamortized discount(b) (f)				(1,022)	(623)
Total mortgages payable, net of discount				$1,855,014	$1,705,778

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.18% at March 31, 2015) for all variable-rate mortgage loans except for the Hyatt Regency La Jolla hotel (see (e) below). Interest on the Fairmont Chicago and Westin St. Francis mortgage loans is paid monthly at an annual fixed rate of 6.09%, interest on the InterContinental Chicago mortgage loan is paid monthly at an annual fixed rate of 5.61%, interest on the Montage Laguna Beach mortgage loan is paid monthly at an annual fixed rate of 3.90%, and interest on the InterContinental Miami mortgage loan is paid monthly at an annual fixed rate of 3.99%.

(b)
On March 31, 2014, the Company acquired the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture, resulting in the Fairmont Scottsdale Princess Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Fairmont Scottsdale Princess Venture and became fully obligated under the entire outstanding balance of the mortgage loan secured by the Fairmont Scottsdale Princess hotel (see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount, which was being amortized as additional interest expense over the maturity period of the loan. On April 9, 2015, the Company repaid the entire balance outstanding on the mortgage loan (see note 16).

(c)
On June 11, 2014, the Company acquired the remaining 63.6% equity interest in the Hotel del Coronado Venture, resulting in the Hotel del Coronado Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Hotel del Coronado Venture and became fully obligated under the entire outstanding balance of the mortgage and mezzanine loans secured by the Hotel del Coronado (see note 3). The first of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three extension options related to the mortgage and mezzanine loans was exercised in March 2015 leaving two, one-year extension options available, subject to certain conditions.

(d)
The mortgage loan secured by the Loews Santa Monica Beach Hotel has four, one-year extension options, subject to certain conditions. The mortgage loans secured by the Four Seasons Washington, D.C. hotel and the JW Marriott Essex House Hotel each have two, one-year extension options, subject to certain conditions.

(e)
Interest on $72,000,000 of the total principal amount is paid monthly at an annual rate of LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17,239,000 of the total principal amount is paid monthly at an annual fixed rate of 10.00%. On April 21, 2015, the Company and its joint venture partner entered into an agreement to sell the property that secures this mortgage loan. The mortgage loan will be repaid when the transaction closes (see note 16).

(f)
On January 29, 2015, the Company closed on the acquisition of the Montage Laguna Beach resort. In connection with the acquisition, the Company assumed the existing mortgage loan secured by the Montage Laguna Beach resort (see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount, which is being amortized as additional interest expense over the maturity period of the loan.

(g)	All of these loan agreements require maintenance of financial covenants, all of which the Company was in compliance with at March 31, 2015.
Bank Credit Facility:
The Company has a $300,000,000 secured bank credit facility agreement. The agreement contains an accordion feature, which provides the option to increase the borrowing capacity up to $400,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the bank credit facility:

•
interest on the facility is payable monthly based upon a leverage-based pricing grid ranging from LIBOR plus 1.75% to LIBOR plus 2.50% in the case of a LIBOR loan or base rate plus 0.75% to base rate plus 1.50% in the case of a base rate loan. The applicable margins were increased, in each case, by 0.25% for the period from April 25, 2014 through March 31, 2015.

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

•	minimum corporate fixed charge coverage of 1.40 times during 2015 and 1.50 times thereafter;

•	maximum corporate leverage of 60%;

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
Other terms and conditions exist including a prohibition on mortgaging the borrowing base properties, provisions to release assets from the borrowing base and limitations on the Company's ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock. Under the agreement, SH Funding has a letter of credit sub-facility of $75,000,000, which is secured by the $300,000,000 bank credit facility. Letters of credit reduce the borrowing capacity under the bank credit facility.
The interest rate at March 31, 2015 was 2.18%. There were no borrowings under the bank credit facility during the three months ended March 31, 2015. At March 31, 2015, the maximum availability under the bank credit facility was $300,000,000. Additionally, at March 31, 2015, there were no borrowings outstanding under the bank credit facility and no outstanding letters of credit. The agreement also requires maintenance of financial covenants, all of which SH Funding and SHR were in compliance with at March 31, 2015.
Debt Maturity:
The following table summarizes the aggregate maturities (assuming all extension options exercised) as of March 31, 2015 for all mortgages and the Company’s bank credit facility (in thousands):

Years ending December 31,	Amounts
2015 (remainder)	$118,439
2016	2,031
2017	394,123
2018	477,299
2019	122,433
Thereafter	741,711
1,856,036
Unamortized discount	(1,022)
Total	$1,855,014
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $113,000 and $228,000 for the three months ended March 31, 2015 and 2014, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $895,000 and $1,407,000 for the three months ended March 31, 2015 and 2014, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2014 (excluding 793,618 units of SH Funding (OP Units) outstanding at both March 31, 2015 and December 31, 2014, respectively, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2014	267,436
RSUs and performance-based RSUs redeemed for shares of SHR common stock	530
Common stock issued	7,348
Outstanding at March 31, 2015	275,314
On January 29, 2015, the Company issued 7,347,539 shares of SHR's common stock to partially fund the acquisition of the Montage Laguna Beach resort (see note 3).
In February 2015, the Company entered into a stock distribution agreement whereby the Company may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250,000,000 by means of ordinary brokers' transactions at market prices or as otherwise agreed between the Company and the agents. The net proceeds from any sale of shares of SHR's common stock are expected to be used for working capital and general corporate purposes, which may include the repayment of indebtedness. No shares were sold under the stock distribution agreement during the three months ended March 31, 2015.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock.
Preferred Stock:
On January 5, 2015, the Company redeemed all of the outstanding 3,615,375 shares of it 8.25% Series B Cumulative Redeemable Preferred Stock (Series B Preferred Stock). The shares of Series B Preferred Stock were redeemed at a redemption price of $25.00 per share, or approximately $90,384,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.028646 per share, or approximately $104,000 in total. Following the redemption, dividends on the Series B Preferred Stock ceased to accrue.
After the redemption of the Series B Preferred Stock in January 2015, there are no remaining shares of preferred stock outstanding.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2014	$1,447,457	$94,292	$1,541,749	$10,500
Common shares issued	100,646	—	100,646	293
Net income (loss)	15,811	(3,434)	12,377	37
CTA	(135)	—	(135)	—
Derivative activity	3,105	—	3,105	8
Share-based compensation	(723)	—	(723)	(2)
Preferred stock redemption	(7)	—	(7)	—
Redemption value adjustment	984	—	984	(984)
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(29,400)	(29,400)	—
Other	(13)	—	(13)	13
Balance at March 31, 2015	$1,567,125	$61,458	$1,628,583	$9,865

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Net income (loss)	226,982	(4,041)	222,941	849
CTA	18,713	—	18,713	71
Derivatives and other activity	331	—	331	2
Share-based compensation	463	—	463	2
Preferred stock redemption	(103,760)	—	(103,760)	—
Declared distributions to preferred shareholders	(6,115)	—	(6,115)	—
Redemption value adjustment	308	—	308	(308)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450	2,450	—
Other	26	—	26	(26)
Balance at March 31, 2014	$847,461	$90,764	$938,225	$8,124

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

As of March 31, 2015 and December 31, 2014, the redeemable noncontrolling interests had a redemption value of approximately $9,865,000 (based on the March 31, 2015 SHR common stock closing price of $12.43) and $10,500,000 (based on the December 31, 2014 SHR common stock closing price of $13.23), respectively. As of March 31, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $8,124,000 (based on the March 31, 2014 SHR common stock closing price of $10.19) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45), respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its variable interest rate risk through the use of interest rate derivative instruments. The Company enters into interest rate derivative instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company uses interest rate caps to limit exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of March 31, 2015. As of March 31, 2015 and December 31, 2014, all derivative liabilities are categorized as Level 2.
Derivatives in Cash Flow Hedging Relationships:
Historically, the Company has used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated OCL and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on the Company's forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense on a straight-line basis over the original maturity period of the interest rate swaps. During the next twelve months, an additional $7,785,000 will be reclassified as an increase to interest expense.

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
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	10	$1,429,000
At March 31, 2015 and December 31, 2014, the aggregate notional amount of the Company’s interest rate cap agreements was $1,429,000,000. The Company’s interest rate caps have LIBOR strike rates ranging from 2.05% to 4.55% and maturity dates ranging from April 2015 to July 2017.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands):

		Fair Value as of
	Balance Sheet Location	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$42	$113

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of March 31, 2015 or December 31, 2014. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the three months ended March 31, 2014 (in thousands):

Balance as of January 1, 2014	$(27,921)
Mark to market adjustments	4,622
Balance as of March 31, 2014	$(23,299)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$—	$(217)
Effective portion of loss reclassified into interest expense	$(3,113)	$(3,199)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$—	$(92)
Interest rate caps:
Loss recognized in other (expenses) income, net	$(116)	$(23)

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
RSUs and Performance-Based RSUs:
During the three months ended March 31, 2015, SHR granted 234,113 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will generally vest over three years.
In February 2015, SHR granted certain employees a target grant of 322,285 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between 0.0% and 200.0% of the target (up to a maximum of 644,570 performance shares), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2015 through December 31, 2017.
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the accompanying condensed consolidated statements of operations. The Company recorded compensation expense of $1,884,000 and $1,458,000 related to RSUs and performance-based RSUs for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was unrecognized compensation expense of $4,975,000 related to unvested RSUs and $7,256,000 related to performance-based RSUs granted under the Amended and Restated Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 2.15 years for unvested RSUs and 2.24 years for performance-based RSUs.
12. RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade Investment, L.L.C. (Cascade) for proceeds of $206,867,000 (see note 4). Cascade beneficially owned approximately 6.4% of SHR's common stock as of the closing date.

Additionally, the Company has entered into month-to-month agreements with an affiliate of Cascade pursuant to which the Company provides advisory services for certain hotels not owned by the Company. The Company currently receives fees of $46,000 per month under these agreements (see note 15).
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
Letters of Credit:
As of March 31, 2015, the Company provided a $75,000 letter of credit related to its office space lease. In January 2015, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of March 31, 2015, the Company’s obligations under these contracts amounted to approximately $9,504,000. The construction activities are expected to be completed in the next twelve months.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of March 31, 2015, the Essex House Hotel Venture's obligation under this agreement is approximately $638,000. The improvements are to be completed by July 2015.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of March 31, 2015 and December 31, 2014, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At March 31, 2015 and December 31, 2014, the Company estimated the fair value of mortgages and other debt payable and the bank credit facility to be approximately $1,883,000,000 and $1,726,000,000, respectively.

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
15. MANAGEMENT AND ADVISORY AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. Since the commencement of the performance guarantee, the Essex House Hotel Venture has received payments of $20,000,000 which have been recognized in earnings, and has received payments of an additional $8,970,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. The guarantee period began on September 17, 2012 and will continue through the earlier of a) December 31, 2020, b) the date at which the maximum guarantee has been funded, or c) the termination of the management agreement.
Asset Management and Advisory Agreements
The Company has entered into asset management and advisory agreements with third parties to provide such services to hotels not owned by the Company. The Company earns base fees and may have the potential to earn additional incentive fees. The Company earned fees of $263,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively, under these agreements, which are included in other (expenses) income, net in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
On May 1, 2015, the Company signed a purchase and sale agreement pursuant to which the Company agreed to acquire the Four Seasons Hotel Austin for $197,000,000. The acquisition, subject to certain closing conditions, is expected to close in the second quarter of 2015.
On April 21, 2015, the Company, along with its joint venture partner, entered into an agreement to sell the Hyatt Regency La Jolla hotel for $118,000,000. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter of 2015. The mortgage loan secured by the Hyatt Regency La Jolla hotel will be repaid when the transaction closes.
On April 9, 2015, the Company repaid the $117,000,000 mortgage loan secured by the Fairmont Scottsdale Princess hotel (see note 8).

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
Overview
Our core business is to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research, an independent provider of lodging industry statistical data). We own a unique portfolio of hotels that includes complex assets with multiple revenue streams located in select urban and resort markets that have strong growth characteristics and high barriers to entry. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of March 31, 2015. We are committed to enhancing shareholder value through a disciplined strategy that includes internal growth through exceptional asset management; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.
We were incorporated in Maryland in January 2004 and completed our initial public offering of our common stock in June 2004. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99.7% of its membership units as of March 31, 2015. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on March 31, 2015, as applicable, unless otherwise noted.
Key Indicators of Operating Performance
We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) such as total revenues, operating income (loss), net income (loss), and earnings per share, as well as non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key performance indicators that we evaluate include average daily occupancy, average daily rate (ADR), revenue per available room (RevPAR), and Total RevPAR, which are more fully discussed under “—Factors Affecting Our Results of Operations—Revenues.” We also evaluate Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Comparable EBITDA, Funds from Operations (FFO), FFO-Fully Diluted, and Comparable FFO as supplemental non-GAAP measures to GAAP performance measures. We provide a more detailed discussion of the non-GAAP financial measures under “—Non-GAAP Financial Measures.”
Outlook
The lodging industry began its recovery in the first quarter of 2010, after one of the worst downturns in its history. Luxury demand, in which our portfolio has the highest concentration of assets, has experienced positive RevPAR growth since that time. RevPAR gains continued into the first quarter of 2015, driven by improved transient and group demand and increases in average room rates.
The first quarter of 2015 represented the 20th consecutive quarter of RevPAR growth and profit margin expansion for our same store United States portfolio of 15 hotels, which includes 100.0% of the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, including periods prior to our full ownership, and excludes the Four Seasons Resort Scottsdale at Troon North and the Montage Laguna Beach resort. For the quarter ended March 31, 2015, RevPAR for our same store United States portfolio increased 10.5%, driven by a 5.5% increase in ADR and a 3.3 percentage point increase in occupancy, compared to the quarter ended March 31, 2014. Group occupied room nights increased 6.3% while transient occupied room nights increased 3.5%.  Transient ADR increased 5.2% compared to the quarter ended March 31, 2014 and group ADR increased 8.6%.
The key indicators of operating performance of our same store United States portfolio discussed above, including RevPAR and ADR, differ from the key indicators of operating performance of our Same Store Assets portfolio (which is defined within "—Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions"), which are discussed in the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations." In addition to the Four Seasons Resort Scottsdale at Troon North and the Montage Laguna Beach resort, our Same Store Assets portfolio excludes the results of operations of the Fairmont Scottsdale Princess hotel and the Hotel del Coronado because we did not have full ownership of these properties during all periods presented.
As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for the current recovery continuing, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. For our same store United States portfolio of hotels, definite group room nights for 2015 as of March 31, 2015 are down 0.2% compared to the same time last year and booked at 3.6% higher rates. The decline in definite group room nights year over year is primarily driven by the Westin St. Francis hotel. For the remainder of our same store United States portfolio, excluding the Westin St. Francis hotel, definite group room nights are up 2.3% compared to the same time last year.  With the exception of the New York City market and select areas of the Miami market, new supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Factors Affecting Our Results of Operations
Acquisition of Consolidated Properties. On January 29, 2015, we closed on the acquisition of the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliate of the seller, the assumption of a $150.0 million existing mortgage loan encumbering the property, and a cash payment of approximately $110.3 million, which includes prorations and closing costs.
On December 9, 2014, we closed on the acquisition of the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140.9 million, which includes net working capital.
Acquisition of Interests in Consolidated Properties. On June 11, 2014, we closed on the acquisition of the 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture), that were previously owned by certain affiliates of Blackstone Real Estate Partners VI L.P. for a cash payment of $210.0 million. Additionally, we became fully obligated under the entire $475.0 million mortgage and mezzanine loans outstanding. Effective as of the closing of the transaction, we consolidated the Hotel del Coronado Venture.
On March 31, 2014, we closed on the acquisition of the 50.0% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture), that were previously owned by an affiliate of Walton Street Capital, L.L.C. for a cash payment of $90.6 million. Additionally, we became fully obligated under the entire $117.0 million mortgage loan previously outstanding. Effective as of the closing of the transaction, we consolidated the Fairmont Scottsdale Princess Venture.

Sale of Interests in Consolidated Properties. On March 31, 2014, we sold our interest in the Marriott London Grosvenor Square hotel for proceeds of approximately $209.4 million. There was an outstanding balance of £67.3 million ($112.2 million) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. We received net proceeds of approximately $97.3 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

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
We present certain information about our hotel operating results and key performance indicators on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented. We present the results of Same Store Assets because we believe that doing so provides useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Same Store Assets or from acquisition or disposition activity.

The following table summarizes the properties that are included in our Same Store Assets portfolio and Total Portfolio for the reporting periods presented:

	Same Store Assets Portfolio	Total Portfolio
	Three Months Ended March 31,	Three Months Ended March 31,
	2015 and 2014	2015	2014
United States:
Marriott Lincolnshire Resort	X	X	X
Loews Santa Monica Beach Hotel	X	X	X
Hyatt Regency La Jolla	X	X	X
Ritz-Carlton Half Moon Bay	X	X	X
InterContinental Chicago	X	X	X
InterContinental Miami	X	X	X
Fairmont Chicago	X	X	X
Four Seasons Washington, D.C.	X	X	X
Westin St. Francis	X	X	X
Ritz-Carlton Laguna Niguel	X	X	X
Four Seasons Jackson Hole	X	X	X
Four Seasons Silicon Valley	X	X	X
JW Marriott Essex House Hotel	X	X	X
Fairmont Scottsdale Princess (1)		X	X
Hotel del Coronado		X
Four Seasons Resort Scottsdale at Troon North		X
Montage Laguna Beach		X

European:
Marriott Hamburg (2)	X	X	X
(1) The Fairmont Scottsdale Princess hotel is included in our Total Portfolio during the three months ended March 31, 2014 because we owned the property at March 31, 2014; however, there was no impact to operating results or key performance indicators related to the Fairmont Scottsdale Princess hotel during the three months ended March 31, 2014 because the transaction closed on the last day of the reporting period.
(2) We exclude the Marriott Hamburg hotel for purposes of calculating the key performance indicators, such as occupancy, ADR, and RevPAR, which are discussed throughout the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” because we sublease the operations of the hotel and only record lease revenue.
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the three months ended March 31, 2015 and 2014 consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2015	2014	2015	2014
Revenues:
Rooms	50.1%	53.0%	52.5%	53.0%
Food and beverage	38.0%	36.0%	36.4%	36.0%
Other hotel operating revenue	11.6%	10.4%	10.6%	10.4%
Lease revenue	0.3%	0.6%	0.5%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 52.6% and 59.2% of the rooms sold during the three months ended March 31, 2015 and 2014, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 47.4% and 40.8% of the rooms sold during the three months ended March 31, 2015 and 2014, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2014 and through the first quarter of 2015, demand at our hotels has been strong, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the three months ended March 31, 2015 and 2014 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2015	2014	2015	2014
Hotel Operating Expenses:
Rooms	19.7%	20.6%	20.6%	20.6%
Food and beverage	34.2%	33.4%	33.8%	33.4%
Other departmental expenses	34.9%	32.8%	33.2%	32.8%
Management fees	4.7%	3.6%	4.2%	3.6%
Other hotel expenses	6.5%	9.6%	8.2%	9.6%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 51.2% and 52.1% of the Total Portfolio total hotel operating expenses for the three months ended March 31, 2015 and 2014, respectively.
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
Hotel Acquisition. On May 1, 2015, we signed a purchase and sale agreement pursuant to which we agreed to acquire the Four Seasons Hotel Austin for $197.0 million. The acquisition, subject to certain closing conditions, is expected to close in the second quarter of 2015.
Sale of Hotel Interest in Consolidated Property. On April 21, 2015, we, along with our joint venture partner, entered into an agreement to sell the Hyatt Regency La Jolla hotel for $118.0 million. The transaction, which is subject to certain closing conditions, is expected to close in the second quarter of 2015. The mortgage loan secured by the Hyatt Regency La Jolla hotel will be repaid when the transaction closes.
Mortgage Loan Agreements. On April 9, 2015, we repaid the entire balance outstanding of the mortgage loan secured by the Fairmont Scottsdale Princess hotel.

On December 30, 2014, a joint venture formed between us and affiliates of KSL Capital Partners, LLC (the Essex House Hotel Venture) refinanced the mortgage loan secured by the JW Marriott Essex House Hotel and entered into a new $225.0 million limited recourse loan agreement. The initial mortgage loan maturity was extended to January 2018 with two, one-year extension options, subject to certain conditions. The interest rate decreased to an annual rate of one-month London InterBank Offered Rate (LIBOR) plus 2.95% from the previous annual rate of LIBOR plus 4.00%, subject to a 0.75% LIBOR floor.
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
Bank Credit Facility. On April 25, 2014, we entered into a $300.0 million secured bank credit facility, which also includes a $100.0 million accordion feature. This new facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The facility's interest rate is based upon a leverage-based pricing grid ranging from London Interbank Offered Rate (LIBOR) plus 175 basis points to LIBOR plus 250 basis points. The facility expires on April 25, 2018, with a one-year extension available, subject to certain conditions. See "—Liquidity and Capital Resources—Bank Credit Facility."
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

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014
Operating Results
The following table presents the operating results for the three months ended March 31, 2015 and 2014, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$162,864	$103,100	$59,764	58.0%	$112,828	$103,100	$9,728	9.4%
Food and beverage	123,469	70,017	53,452	76.3%	78,230	70,017	8,213	11.7%
Other hotel operating revenue	37,907	20,239	17,668	87.3%	22,710	20,238	2,472	12.2%
Lease revenue	1,031	1,299	(268)	(20.6)%	1,031	1,299	(268)	(20.6)%
Total revenues	325,271	194,655	130,616	67.1%	214,799	194,654	20,145	10.3%
Operating Costs and Expenses:
Hotel operating expenses	242,715	163,345	(79,370)	(48.6)%	171,721	163,295	(8,426)	(5.2)%
Lease expense	1,034	1,258	224	17.8%	1,034	1,258	224	17.8%
Depreciation and amortization	37,664	22,205	(15,459)	(69.6)%	22,615	22,082	(533)	(2.4)%
Corporate expenses	8,268	7,193	(1,075)	(14.9)%	—	—	—	—%
Total operating costs and expenses	289,681	194,001	(95,680)	(49.3)%	195,370	186,635	(8,735)	(4.7)%
Operating income	35,590	654	34,936	5,341.9%	$19,429	$8,019	$11,410	142.3%
Interest expense, net	(22,684)	(18,247)	(4,437)	(24.3)%
Equity in earnings of unconsolidated affiliates	—	4,445	(4,445)	(100.0)%
Foreign currency exchange (loss) gain	(116)	2	(118)	(5,900.0)%
Gain on consolidation of affiliates	—	78,117	(78,117)	(100.0)%
Other (expenses) income, net	(157)	423	(580)	(137.1)%
Income before income taxes and discontinued operations	12,633	65,394	(52,761)	(80.7)%
Income tax expense	(219)	(39)	(180)	(461.5)%
Income from continuing operations	12,414	65,355	(52,941)	(81.0)%
Income from discontinued operations, net of tax	—	158,435	(158,435)	(100.0)%
Net income	12,414	223,790	(211,376)	(94.5)%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(37)	(849)	812	95.6%
Net loss attributable to the noncontrolling interests in consolidated affiliates	3,434	4,041	(607)	(15.0)%
Net income attributable to SHR	$15,811	$226,982	$(211,171)	(93.0)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$19,429	$8,019	$11,410	142.3%
Corporate expenses					(8,268)	(7,193)	(1,075)	(14.9)%
Corporate depreciation and amortization					(128)	(123)	(5)	(4.1)%
Non-Same Store Assets operating income (loss)					24,557	(49)	24,606	50,216.3%
Total Portfolio operating income					$35,590	$654	$34,936	5,341.9%
Portfolio Data:
Number of hotels	18	15			14	14
Number of rooms	8,325	7,105			6,459	6,456

Rooms. Our Same Store Assets contributed to a $9.7 million, or 9.4%, increase in rooms revenue for the three months ended March 31, 2015 from the three months ended March 31, 2014. The components of RevPAR from our Same Store Assets for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	70.7%	68.2%	3.7%
ADR	$286.96	$271.92	5.5%
RevPAR	$202.79	$185.40	9.4%

The increase in RevPAR for the Same Store Assets resulted from a 5.5% increase in ADR and a 2.5 percentage-point increase in occupancy. Rooms revenue increased primarily due to growth in both transient and group occupancy, which helped drive 4.5% and 8.0% increases in transient and group ADR, respectively, for our Same Store Assets for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Significant contributors to growth in rooms revenue at our Same Store Assets include: the Westin St. Francis hotel, which had increased transient demand over the prior year and strong citywide and self-contained group demand that helped drive higher transient and group ADR; the Hyatt Regency La Jolla hotel, which had a significant increase in both transient and group occupancy due to the completion of a renovation that caused significant displacement in the the prior year; and the Ritz-Carlton Laguna Niguel and Four Seasons Silicon Valley hotels, which both had strong group demand that helped drive higher transient and group ADR. The increase in our Same Store Assets rooms revenue was offset by declines in rooms revenue at the InterContinental Chicago hotel and the Loews Santa Monica Beach Hotel due to renovation displacement at the hotels. The JW Marriott Essex House Hotel, which has been impacted by additional hotel supply in the New York City market that is putting downward pressure on demand and rates, also had declines in rooms revenue.
For our Total Portfolio, rooms revenue increased $59.8 million, or 58.0%, for the three months ended March 31, 2015 from the three months ended March 31, 2014. In addition to the increase in the rooms revenue at our Same Store Assets, the increase in our Total Portfolio rooms revenue includes $50.1 million of additional rooms revenue from hotel acquisitions.
The components of RevPAR from our Total Portfolio for the three months ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	72.7%	68.2%	6.6%
ADR	$312.37	$271.92	14.9%
RevPAR	$227.07	$185.40	22.5%

Food and Beverage. Our Same Store Assets had an $8.2 million, or 11.7%, increase in food and beverage revenue for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, primarily due to an increase in banquet and catering revenues from strong group spend at many of our Same Store Assets, including significant group spend at the Westin St. Francis and Ritz-Carlton Laguna Niguel hotels. The InterContinental Miami hotel had an increase in outlet revenue due to strong volume at its Toro Toro restaurant. An increase in both transient and group occupancy after renovation displacement in the prior year at the Hyatt Regency La Jolla hotel positively impacted outlet transient spend and group banquet and catering spending. For our Total Portfolio, food and beverage revenue increased $53.5 million, or 76.3%, when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. In addition to the increase in food and beverage revenue at our Same Store Assets, the increase in our Total Portfolio food and beverage revenue includes $45.2 million of additional food and beverage revenue from hotel acquisitions.

Other Hotel Operating Revenue. Our Same Store Assets had a $2.5 million, or 12.2%, increase in other hotel operating revenue for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, primarily due to an increase in cancellation and attrition fees, specifically at the InterContinental Miami and Ritz-Carlton Laguna Niguel hotels. For our Total Portfolio, other hotel operating revenue increased $17.7 million, or 87.3%, when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, which, in addition to the increase in other hotel operating revenue from our Same Store Assets, includes $15.2 million of additional other hotel operating revenue from hotel acquisitions.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended March 31, 2015 and 2014, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$47,865	$33,707	$(14,158)	(42.0)%	$35,202	$33,707	$(1,495)	(4.4)%
Food and beverage	83,074	54,603	(28,471)	(52.1)%	58,117	54,603	(3,514)	(6.4)%
Other departmental expenses	84,724	53,579	(31,145)	(58.1)%	57,051	53,579	(3,472)	(6.5)%
Management fees	11,439	5,778	(5,661)	(98.0)%	7,221	5,778	(1,443)	(25.0)%
Other hotel expenses	15,613	15,678	65	0.4%	14,130	15,628	1,498	9.6%
Total hotel operating expenses	$242,715	$163,345	$(79,370)	(48.6)%	$171,721	$163,295	$(8,426)	(5.2)%
Hotel operating expenses for our Same Store Assets increased by $8.4 million, or 5.2%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Increases in occupancy and higher food and beverage volume resulted in increases in payroll and related costs of $5.0 million, specifically in the food and beverage department, increases in food and beverage costs of $1.0 million, and increases in travel agent commissions of $0.6 million. Increases in occupancy and ADR and higher food and beverage volume also contributed to a $0.2 million increase in credit card commissions. Management fees increased by $1.4 million due to higher gross revenues and improved operating profit at many of our Same Store Assets. The increase in hotel operating expenses was offset by a $1.7 million reduction in real estate taxes, which primarily relates to a real estate tax refund received by the Westin St. Francis hotel during the three months ended March 31, 2015.
For our Total Portfolio, hotel operating expenses increased by $79.4 million, or 48.6%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, due to the increase in our Same Store Assets as well as $71.0 million of additional hotel operating expenses related to hotel acquisitions.
Depreciation and Amortization. For our Total Portfolio, depreciation and amortization increased $15.5 million, or 69.6%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014, primarily due to $14.9 million additional depreciation and amortization expense from hotel acquisitions.
Corporate Expenses. Corporate expenses increased $1.1 million, or 14.9%, for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Corporate expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and transaction costs. The increase in corporate expenses is primarily due to acquisition costs related to the Montage Laguna Beach resort and higher payroll costs.

Interest Expense, Net. There was a $4.4 million, or 24.3%, increase in interest expense, net for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The components of interest expense, net for the three months ended March 31, 2015 and 2014, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages	$(18,016)	$(17,993)	$(23)	(0.1)%
Bank credit facility	(224)	(857)	633	73.9%
Amortization of deferred financing costs	(895)	(1,291)	396	30.7%
Amortization of debt discount	(650)	—	(650)	(100.0)%
Amortization of interest rate swap costs	(3,113)	(655)	(2,458)	(375.3)%
Mark to market of certain interest rate swaps	—	2,294	(2,294)	(100.0)%
Interest income	101	27	74	274.1%
Capitalized interest	113	228	(115)	(50.4)%
Total interest expense, net	$(22,684)	$(18,247)	$(4,437)	(24.3)%
The change in interest expense, net, is primarily due to the following:

•
an increase in mortgage interest due to the consolidation of the mortgage loans secured by the Fairmont Scottsdale Princess hotel and the Hotel del Coronado and the assumption of the mortgage loan secured by the Montage Laguna Beach resort, offset by lower annual interest rates resulting from refinancing activity in 2014 and the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps in April 2014;

•	a decrease in bank credit facility interest due to no borrowings under the bank credit facility during the three months ended March 31, 2015 and only incurring an unused commitment fee;

•	an increase in amortization of debt discount related to the Montage Laguna Beach resort and the Fairmont Scottsdale Princess hotel; and

•
an increase in interest expense related to the amortization and mark to market of interest rate swaps, which was impacted by the swap terminations that increased amortization of amounts previously recorded in accumulated other comprehensive loss but eliminated mark to market gains and losses.

The weighted average debt outstanding for the three months ended March 31, 2015 and 2014 amounted to $1.8 billion and $1.1 billion, respectively. At March 31, 2015, approximately 39.1% of our total debt had fixed interest rates.
Equity in Earnings of Unconsolidated Affiliates. There was no activity related to unconsolidated affiliates for the three months ended March 31, 2015. The change in equity in earnings of unconsolidated affiliates is due to the acquisitions of the remaining equity interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture in 2014. Subsequent to each acquisition, the operating results of the Fairmont Scottsdale Princess Venture and the Hotel del Coronado were consolidated and no longer accounted for using the equity method of accounting.
The following table presents certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates for the three months ended March 31, 2014 (in thousands):

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

(2)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado. The Hotel del Coronado Venture became wholly owned by us in June 2014.

(3)	These affiliates include the Four Seasons Residence Club Punta Mita (Four Seasons RCPM) and the Lot H5 Venture.
Gain on Consolidation of Affiliates. On March 31, 2014, we acquired the 50.0% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $78.1 million for the three months ended March 31, 2014.
Other (Expenses) Income, Net. Other (expenses) income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $0.6 million, or 137.1%, change in other (expenses) income, net for the three months ended March 31, 2015, when compared to the three months ended March 31, 2014, was primarily due to a reduction in asset management fees we used to receive related to the Fairmont Scottsdale Princess hotel and the Hotel del Coronado, which were eliminated when we consolidated the properties in 2014.
Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax, for the three months ended March 31, 2014 is primarily due to the gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the three months ended March 31, 2014.
Net Income Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net loss or income attributable to noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. The $0.8 million decrease in net income attributable to the noncontrolling interests in SHR's partnership is due to lower net income related to gains recognized for the sales of assets and consolidation of affiliates during the three months ended March 31, 2014 that did not occur during the three months ended March 31, 2015.
Net Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The decrease in net loss attributable to noncontrolling interests in consolidated affiliates is due to improved operating results at the Hyatt Regency La Jolla hotel, which was negatively impacted by renovation displacement in the prior year.

Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	recurring maintenance and capital expenditures necessary to maintain our properties properly.
Capital expenditures for the three months ended March 31, 2015 and 2014 amounted to $20.5 million and $20.9 million, respectively. Included in the March 31, 2015 and 2014 amounts were $0.1 million and $0.2 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2015, we expect to spend approximately $60.0 million on hotel property and equipment replacement projects in accordance with hotel management agreements and approximately $35.0 million to $45.0 million on owner-funded projects, subject to adjustments based on continued evaluation. Major expected capital expenditures include guestroom renovations at the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel as well as a 100-room expansion at the Fairmont Scottsdale Princess hotel.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our bank credit facility. As of March 31, 2015, we had approximately $145.9 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. The corporate liquidity will be used for potential acquisition opportunities, capital projects, continued reduction in debt, and other general corporate purposes. Moreover, we anticipate our $300.0 million bank credit facility agreement, which includes a $100.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during the next twelve months (see – “Bank Credit Facility” below). As of March 31, 2015, we were in compliance with our financial and other restrictive covenants contained in the bank credit facility agreement, and we had no outstanding borrowings and no letters of credit outstanding on our $300.0 million bank credit facility.
Our available capacity under our bank credit facility and compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the borrowing base assets, which include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel. As of May 1, 2015, the outstanding borrowings and letters of credit under the bank credit facility in the aggregate were $0.
On April 21, 2015, we, along with our joint venture partner, entered into an agreement to sell the Hyatt Regency La Jolla hotel for $118.0 million. The mortgage loan secured by the Hyatt Regency La Jolla hotel will be repaid when the transaction closes. The transaction, which is anticipated to close in the second quarter of 2015, is expected to provide additional liquidity. On May 1, 2015, we signed a purchase and sale agreement pursuant to which we agreed to acquire the Four Seasons Hotel Austin for $197.0 million. The acquisition, subject to certain closing conditions, is expected to close in the second quarter of 2015. We intend to initially fund the acquisition with existing cash balances and borrowings under our $300.0 million bank credit facility.
We believe that the following measures we have taken should be sufficient to satisfy our liquidity needs for the next 12 months.
In February 2015, we entered into a stock distribution agreement whereby we may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250.0 million by means of ordinary brokers' transactions at market prices or as otherwise agreed to between us and the agents.
In December 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $250.9 million. We used a portion of the proceeds to fund the acquisition of the Four Seasons Resort Scottsdale at Troon North and to redeem all of the issued and outstanding shares of our Series B Preferred Stock in January 2015, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, repaying other debt and funding capital expenditures and working capital. In June 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $416.6 million. We used the proceeds to fund the acquisition of the remaining 63.6% interest in the Hotel del Coronado Venture not previously owned by us, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, reducing our borrowings under our bank credit facility, repaying other debt and funding capital expenditures and working capital.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility (if applicable), the overall economic climate and our improving financial results.
Bank credit facility. On April 25, 2014, we entered into a $300.0 million secured bank credit facility agreement. This facility replaced the $300.0 million secured bank credit facility that was set to expire in June 2015 (assuming all extension options were exercised). The agreement contains an accordion feature, which provides the option to increase the borrowing capacity up to $400.0 million, subject to the satisfaction of customary conditions set forth in the agreement. The following summarizes key financial terms and conditions of the bank credit facility:

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
(a) The applicable margins were increased, in each case, by 25 basis points for the period from April 25, 2014 through March 31, 2015.

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

•
lenders received collateral in the form of pledges by SH Funding and certain of its subsidiaries of their interests in subsidiaries that directly or indirectly own, lease or operate the borrowing base properties, which currently include the Four Seasons Jackson Hole hotel, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Half Moon Bay hotel, and the Ritz-Carlton Laguna Niguel hotel, and guarantees of the loan from us and such subsidiaries;

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

•	minimum corporate fixed charge coverage of 1.40 times during 2015 and 1.50 times thereafter;

•	maximum corporate leverage of 60%;

•
minimum tangible net worth of approximately $1.4 billion, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock;

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
Mortgages payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities, including extension options, related to mortgages payable, net of discount as of March 31, 2015 (in thousands):

	Balance as of March 31, 2015	Remainder of 2015	2016	2017	2018	2019	Thereafter
Mortgages payable
Hyatt Regency La Jolla(1)	$89,239	$—	$—	$89,239	$—	$—	$—
Fairmont Scottsdale Princess, LIBOR plus 0.36%(2)	117,000	117,000	—	—	—	—	—
Hotel del Coronado, LIBOR plus 3.65%	475,000	—	—	—	475,000	—	—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	—	—	120,000	—
Fairmont Chicago, 6.09%	93,124	—	—	93,124	—	—	—
Westin St. Francis, 6.09%	209,588	—	—	209,588	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	—	—	—	120,000
JW Marriott Essex House Hotel, LIBOR plus 2.95%	225,000	—	—	—	—	—	225,000
InterContinental Miami, 3.99%	115,000	—	—	—	—	—	115,000
Montage Laguna Beach, 3.90%	150,000	—	—	—	—	—	150,000
InterContinental Chicago, 5.61%	142,085	1,439	2,031	2,172	2,299	2,433	131,711
Total mortgages payable(3)	1,856,036	118,439	2,031	394,123	477,299	122,433	741,711
Unamortized discount	(1,022)	—	—	—	—	—	—
Total mortgages payable, net of discount	$1,855,014	$118,439	$2,031	$394,123	$477,299	$122,433	$741,711

(1)
Interest on $72.0 million of the total principal amount is paid monthly at an annual rate of LIBOR plus 4.00%, subject to a 0.50% LIBOR floor, and interest on $17.2 million of the total principal amount is paid monthly at an annual fixed rate of 10.00%. On April

21, 2015, we entered into an agreement to sell the property that secures this mortgage loan. The mortgage loan secured by this property will be repaid when the transaction closes. See “Item 1. Financial Statements -16. Subsequent Events.”

(2)	On April 9, 2015, we repaid the mortgage loan secured by this property. See “Item 1. Financial Statements -16. Subsequent Events.”

(3)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at March 31, 2015.
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
Equity Securities
As of March 31, 2015, we had 2,902,147 RSUs and performance-based RSUs outstanding, of which 1,115,209 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2014 to March 31, 2015 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2014	267,435,799	793,618	268,229,417
RSUs and performance-based RSUs redeemed for shares of our common stock	530,166	—	530,166
Common stock issued	7,347,539	—	7,347,539
Outstanding at March 31, 2015	275,313,504	793,618	276,107,122
Cash Flows
Operating Activities. Net cash provided by operating activities was $51.3 million for the three months ended March 31, 2015 compared to net cash used in operating activities of $15.9 million for the three months ended March 31, 2014. Cash flows from operations increased from 2014 to 2015 primarily due to increased operating income at many of our Same Store Assets, operating income generated by newly acquired hotels, a reduction in income taxes paid, which was significantly higher in the prior year due to income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and adjacent La Solana land parcel, and a reduction in cash interest paid.
Investing Activities. Net cash used in investing activities was $130.2 million for the three months ended March 31, 2015 and net cash provided by investing activities was $300.3 million for the three months ended March 31, 2014. The significant investing activities during these periods are summarized below:

•
We partially funded the acquisition of the Montage Laguna Beach resort with a cash payment of $110.3 million during the three months ended March 31, 2015. We acquired the 50.0% equity interest in the Fairmont Scottsdale Princess Venture not previously owned by us for a cash payment of $90.6 million during the three months ended March 31, 2014.

•
We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $206.9 million, of which $203.2 million was received during the three months ended March 31, 2014, and we sold the

Marriott London Grosvenor Square hotel for sales proceeds of $209.4 million, of which $208.3 million was received during the three months ended March 31, 2014. The proceeds received from the sale of the Marriott London Grosvenor Square hotel includes amounts used to repay the related outstanding mortgage loan balance.

•	We received cash from unconsolidated affiliates of $2.2 million during the three months ended March 31, 2014.

•	We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the three months ended March 31, 2014.

•
We acquired unrestricted cash of $7.6 million through our acquisition of the Montage Laguna Beach resort during the three months ended March 31, 2015 and acquired unrestricted cash of $8.7 million through our acquisition of the 50.0% equity interests in the Fairmont Scottsdale Princess Venture during the three months ended March 31, 2014.

•	We disbursed $20.5 million and $20.9 million during the three months ended March 31, 2015 and 2014, respectively, for capital expenditures primarily related to room renovations.

•	Restricted cash and cash equivalents increased by $7.0 million during the three months ended March 31, 2015 and decreased by $5.0 million during the three months ended March 31, 2014.
Financing Activities. Net cash used in financing activities was $123.3 million for the three months ended March 31, 2015 and net cash used in financing activities was $200.1 million for the three months ended March 31, 2014. The significant financing activities during these periods are summarized below:

•	We paid approximately $90.4 million to redeem all of the issued and outstanding shares of our Series B Preferred Stock during the three months ended March 31, 2015.

•	We distributed $0.1 million and $3.8 million to our preferred shareholders during the three months ended March 31, 2015 and 2014, respectively.

•	We made net payments of $80.0 million on our bank credit facility during the three months ended March 31, 2014.

•	We made net payments of $0.4 million and $117.7 million on mortgages during the three months ended March 31, 2015 and 2014, respectively.

•	We paid distributions of $29.4 million to holders of noncontrolling interests in consolidated affiliates from the Essex House Hotel Venture during the three months ended March 31, 2015.

•	We received contributions of $2.5 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the three months ended March 31, 2014.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors has continued the suspension of the quarterly dividend to holders of shares of our common stock as a measure to preserve liquidity and to continue to reduce leverage.
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our bank credit facility, the overall economic climate and our improving financial results.

Contractual Obligations
The following table summarizes our future payment obligations and commitments as of March 31, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,856,036	$118,439	$396,154	$599,732	$741,711
Interest on long-term debt obligations (3)	306,220	55,034	137,034	65,665	48,487
Operating lease obligations—ground leases and office space	132,317	2,504	6,563	5,500	117,750
Operating leases—Marriott Hamburg	62,745	3,086	8,229	8,229	43,201
Purchase commitments (4)	10,142	10,142	—	—	—
Total	$2,367,460	$189,205	$547,980	$679,126	$951,149

(1)	These amounts represent obligations that are due within fiscal year 2015.

(2)
Long-term debt obligations include our bank credit facility and mortgages and exclude the unamortized discount. Maturity dates assume all extension options are exercised, including conditional options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at March 31, 2015.

(4)	Amounts include executed construction contracts.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of March 31, 2015, $44.9 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million for the three months ended March 31, 2014.
Hotel del Coronado Venture
We had a 36.4% ownership interest in BSK Del Partners, L.P. (the Hotel del Coronado Venture), which owns the Hotel del Coronado, and accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by our joint venture partner.
Our equity in losses of the Hotel del Coronado Venture was $(0.3) million for the three months ended March 31, 2014.
Four Seasons RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. We account for this investment under the equity method of accounting. At March 31,

2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $3.4 million. Our equity in losses of the unconsolidated affiliate was $0 and $(0.1) million for the three months ended March 31, 2015 and 2014, respectively.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At March 31, 2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $19.4 million. We had no equity in earnings of the unconsolidated affiliate related to the Lot H5 Venture for the three months ended March 31, 2015 and 2014.
Related Party Transactions
We have in the past engaged in transactions with related parties. See "Item 1. Financial Statements - 12. Related Party Transactions" for a discussion of our transactions with related parties.
Critical Accounting Policies
Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated interim financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the financial statements and disclosures. Some of these estimates and assumptions require application of difficult, subjective, and/or complex judgment about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
New Accounting Guidance

See "Item1. Financial Statements—2. Summary of Significant Accounting Policies—New Accounting Guidance."
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

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to SHR common shareholders	$15,811	$217,158
Depreciation and amortization—continuing operations	37,664	22,205
Depreciation and amortization—discontinued operations	—	1,275
Interest expense—continuing operations	22,785	18,274
Interest expense—discontinued operations	—	1,326
Income taxes—continuing operations	219	39
Income taxes—discontinued operations	—	833
Income taxes—sale of assets	—	20,451
Noncontrolling interests	37	849
Adjustments from consolidated affiliates	(3,837)	(3,675)
Adjustments from unconsolidated affiliates	—	5,290
Preferred shareholder dividends	—	9,824
EBITDA	72,679	293,849
Realized portion of deferred gain on sale leaseback	(44)	(53)
Gain on consolidation of affiliates	—	(78,117)
Gain on sale of assets—discontinued operations	—	(176,276)
Loss on early extinguishment of debt—discontinued operations	—	272
Foreign currency exchange loss (gain)—continuing operations	116	(2)
Foreign currency exchange gain—discontinued operations	—	(32)
Hotel acquisition costs	720	—
Non-cash interest rate derivative activity	116	—
Amortization of below market hotel management agreement	513	—
Activist shareholder costs	—	1,533
Comparable EBITDA	$74,100	$41,174
Comparable EBITDA increased $32.9 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to additional earnings generated by the acquisition of the Fairmont Scottsdale Princess hotel, the Hotel del Coronado, the Four Seasons Resort Scottsdale at Troon North and the Montage Laguna Beach resort combined with growth within our Same Store Assets, partially offset by the disposition of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel.
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

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to SHR common shareholders	$15,811	$217,158
Depreciation and amortization—continuing operations	37,664	22,205
Depreciation and amortization—discontinued operations	—	1,275
Corporate depreciation	(128)	(123)
Gain on sale of assets, net of tax—discontinued operations	—	(155,825)
Gain on consolidation of affiliates	—	(78,117)
Realized portion of deferred gain on sale leaseback	(44)	(53)
Noncontrolling interests adjustments	(110)	(98)
Adjustments from consolidated affiliates	(2,243)	(1,835)
Adjustments from unconsolidated affiliates	—	3,506
FFO	50,950	8,093
Redeemable noncontrolling interests	147	947
FFO – Fully Diluted	51,097	9,040
Non-cash interest rate derivative activity—continuing operations	3,229	(2,294)
Loss on early extinguishment of debt—discontinued operations	—	272
Foreign currency exchange loss (gain)—continuing operations	116	(2)
Foreign currency exchange gain—discontinued operations	—	(32)
Amortization of debt discount	650	—
Amortization of below market hotel management agreement	513	—
Hotel acquisition costs	720	—
Activist shareholder costs	—	1,533
Excess of redemption price over carrying amount of redeemed preferred stock	—	3,709
Comparable FFO	$56,325	$12,226
Comparable FFO increased $44.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to acquisitions, growth within our Same Store Assets and the redemption of our preferred stock.
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
See “Item 1. Financial Statements – 10. Derivatives” for information on our interest rate cap agreements outstanding as of March 31, 2015.
As of March 31, 2015, our total outstanding mortgages and indebtedness under the bank credit facility totaled approximately $1.9 billion, of which approximately 39.1% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.4 million annually.

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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange as is relates to our leasehold interest in the Marriott Hamburg hotel, which uses the euro. For the three months ended March 31, 2015, approximately 0.3% of our total revenues were generated from the Marriott Hamburg hotel. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of March 31, 2015, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.
ITEM 1A. RISK FACTORS.
There were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
A copy of those risk factors, updated for this quarterly report on Form 10-Q, are attached as Exhibit 99.1 to this quarterly report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On January 5, 2015, we redeemed all of the outstanding 3,615,375 shares of our 8.25% Series B Cumulative Redeemable Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends from January 1, 2015 up to and including January 5, 2015 in the amount of $0.028646 per share, for a total redemption price of approximately $90.5 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.

On May 1, 2015, SHR Austin, LLC (the "Purchaser"), a wholly-owned subsidiary of Strategic Hotel Funding, L.L.C., entered into a purchase and sale agreement (the "Purchase and Sale Agreement") with PR LCP Austin Hotel TH LLC (the "Seller"), pursuant to which the Seller agreed to sell to the Purchaser and the Purchaser agreed to acquire from the Seller the hotel commonly known as the Four Seasons Hotel Austin for $197,000,000, subject to working capital adjustments and prorations provided for in the Purchase and Sale Agreement (the "Acquisition"). The Acquisition, subject to certain closing conditions, is expected to close in the second quarter of 2015.
ITEM 6. EXHIBITS.
The information in the Exhibit Index appearing after the signature page of this Form 10-Q is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC HOTELS & RESORTS, INC.
May 4, 2015	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

May 4, 2015	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

	3.1.d	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 19, 2012 and incorporated herein by reference).

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

+*	10.1	Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for Raymond L. Gellein, Jr.

+*	10.2	Form of Performance Share Award Agreement under Strategic Hotels & Resorts, Inc. Second Amended and Restated 2004 Incentive Plan for executives other than Raymond L. Gellein, Jr.

	10.3
Purchase and Sale Agreement and Escrow Instructions, dated as of January 28, 2015, by and among Laguna Beach Luxury Hotel LLC, Ohana Holdings, L.L.C., SHR MLB, LLC and Strategic Hotels & Resorts, Inc. (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 24, 2015 and incorporated herein by reference).

	10.4
Registration Rights Agreement, dated as of January 29, 2015, by and between Strategic Hotels & Resorts, Inc. and Ohana Holdings, L.L.C. (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 24, 2015 and incorporated herein by reference).

	10.5
Amended and Restated Loan Agreement, dated as of January 29, 2015, by and between SHR MLB, LLC, as borrower, and Massachusetts Mutual Life Insurance Company, as lender (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K (File No. 001-32223), filed with the SEC on February 24, 2015 and incorporated herein by reference).

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.