Form 10-Q
period 2015-06-30
STRATEGIC HOTELS & RESORTS, INC
filed 2015-08-06
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of August 5, 2015 was 275,494,707.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30, 2015	December 31, 2014
Assets
Investment in hotel properties, net*	$3,276,411	$2,828,400
Goodwill	21,629	38,128
Intangible assets, net of accumulated amortization of $11,783 and $7,288	93,936	94,324
Investment in unconsolidated affiliates	22,850	22,850
Cash and cash equivalents*	98,586	442,613
Restricted cash and cash equivalents*	77,790	81,510
Accounts receivable, net of allowance for doubtful accounts of $688 and $492*	71,486	51,382
Deferred financing costs, net of accumulated amortization of $8,203 and $7,814*	14,580	11,440
Deferred tax assets	1,419	1,729
Prepaid expenses and other assets*	56,727	46,781
Total assets	$3,735,414	$3,619,157
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages payable, net of discount*	$1,460,637	$1,705,778
Credit facility, including an unsecured term loan of $300,000 and $0	344,000	—
Accounts payable and accrued expenses*	234,306	224,505
Preferred stock redemption liability	—	90,384
Distributions payable	—	104
Deferred tax liabilities	46,117	46,137
Total liabilities	2,085,060	2,066,908
Commitments and contingencies (see note 14)
Noncontrolling interests in SHR’s operating partnership	9,619	10,500
Equity:
SHR’s shareholders’ equity:
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 275,494,707 and 267,435,799 shares of common stock issued and outstanding)	2,755	2,674
Additional paid-in capital	2,451,209	2,348,284
Accumulated deficit	(867,960)	(890,469)
Accumulated other comprehensive loss	(7,586)	(13,032)
Total SHR’s shareholders’ equity	1,578,418	1,447,457
Noncontrolling interests in consolidated affiliates	62,317	94,292
Total equity	1,640,735	1,541,749
Total liabilities, noncontrolling interests and equity	$3,735,414	$3,619,157
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	June 30, 2015	December 31, 2014
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 6):
Investment in hotel properties, net	$332,134	$336,243
Cash and cash equivalents	8,114	62,064
Restricted cash and cash equivalents	3,090	3,746
Accounts receivable, net of allowance for doubtful accounts of $49 and $49	5,038	4,920
Deferred financing costs, net of accumulated amortization of $659 and $0	3,294	3,899
Prepaid expenses and other assets	14,989	14,603
Mortgages payable	225,000	225,000
Accounts payable and accrued expenses	17,693	10,228
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rooms	$186,377	$148,874	$349,241	$251,974
Food and beverage	134,523	100,028	257,992	170,045
Other hotel operating revenue	34,989	25,942	72,896	46,181
Lease revenue	1,013	1,319	2,044	2,618
Total revenues	356,902	276,163	682,173	470,818
Operating Costs and Expenses:
Rooms	51,072	41,268	98,937	74,975
Food and beverage	88,245	67,077	171,319	121,680
Other departmental expenses	86,626	66,238	171,350	119,817
Management fees	12,423	9,241	23,862	15,019
Other hotel expenses	19,842	15,572	35,455	31,250
Lease expense	1,017	1,260	2,051	2,518
Depreciation and amortization	40,331	28,058	77,995	50,263
Impairment losses	10,401	—	10,401	—
Corporate expenses	6,441	7,198	14,709	14,391
Total operating costs and expenses	316,398	235,912	606,079	429,913
Operating income	40,504	40,251	76,094	40,905
Interest expense	(20,709)	(19,587)	(43,494)	(37,861)
Interest income	16	50	117	77
Loss on early extinguishment of debt	(34,211)	—	(34,211)	—
Equity in earnings of unconsolidated affiliates	—	826	—	5,271
Foreign currency exchange gain (loss)	40	(8)	(76)	(6)
Gain on consolidation of affiliates	—	65,349	—	143,466
Other income, net	40,465	795	40,308	1,218
Income before income taxes and discontinued operations	26,105	87,676	38,738	153,070
Income tax expense	(2,452)	(207)	(2,671)	(246)
Income from continuing operations	23,653	87,469	36,067	152,824
Income from discontinued operations, net of tax	—	604	—	159,039
Net Income	23,653	88,073	36,067	311,863
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(67)	(281)	(104)	(1,130)
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(16,888)	217	(13,454)	4,258
Net Income Attributable to SHR	6,698	88,009	22,509	314,991
Preferred shareholder dividends	—	(7,169)	—	(16,993)
Net Income Attributable to SHR Common Shareholders	$6,698	$80,840	$22,509	$297,998
Amounts Attributable to SHR:
Income from continuing operations	$6,698	$87,405	$22,509	$156,560
Income from discontinued operations	—	604	—	158,431
Net income	$6,698	$88,009	$22,509	$314,991
Basic Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.02	$0.36	$0.08	$0.65
Income from discontinued operations attributable to SHR common shareholders	—	—	—	0.74
Net income attributable to SHR common shareholders	$0.02	$0.36	$0.08	$1.39
Weighted average shares of common stock outstanding	276,380	222,013	275,056	214,450
Diluted Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.02	$0.35	$0.07	$0.60
Income from discontinued operations attributable to SHR common shareholders	—	—	—	0.70
Net income attributable to SHR common shareholders	$0.02	$0.35	$0.07	$1.30
Weighted average shares of common stock outstanding	278,383	233,463	284,208	225,900

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$23,653	$88,073	$36,067	$311,863
Other comprehensive income:
Foreign currency exchange translation adjustments	9	(5)	(126)	18,779
Reclassification of amounts from accumulated other comprehensive loss to net income and effective portion of mark to market adjustments related to cash flow hedges	2,459	3,157	5,572	3,490
Other comprehensive income	2,468	3,152	5,446	22,269
Comprehensive Income	26,121	91,225	41,513	334,132
Comprehensive income attributable to the noncontrolling interests in SHR’s operating partnership	(75)	(291)	(120)	(1,213)
Comprehensive (income) loss attributable to the noncontrolling interests in consolidated affiliates	(16,888)	217	(13,454)	4,258
Comprehensive Income Attributable to SHR	$9,158	$91,151	$27,939	$337,177
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$36,067	$311,863
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense	309	272
Depreciation and amortization	77,995	51,538
Amortization of deferred financing and other costs	9,109	6,549
Non-cash impairment losses	10,401	—
Loss on early extinguishment of debt	1,212	272
Equity in earnings of unconsolidated affiliates	—	(5,271)
Share-based compensation	3,740	2,850
Gain on consolidation of affiliate	—	(143,466)
Gain on disposal of assets, net of tax	(40,613)	(156,429)
Income tax on sale of assets	—	(20,451)
Foreign currency exchange loss (gain)	76	(26)
Recognition of deferred gains	(87)	(107)
Mark to market of derivative financial instruments	146	(3,054)
Increase in accounts receivable	(16,371)	(8,808)
Increase in prepaid expenses and other assets	(6,746)	(7,449)
Decrease in accounts payable and accrued expenses	(1,167)	(4,679)
Net cash provided by operating activities	74,071	23,604
Investing Activities:
Acquisition of hotel and other investments	(306,579)	(300,616)
Proceeds from sales of assets	118,293	411,503
Cash received from unconsolidated affiliates	—	2,221
Unrestricted cash sold	(2,226)	(15,634)
Unrestricted cash acquired	8,868	22,160
Capital expenditures	(45,679)	(35,619)
Decrease in restricted cash and cash equivalents	756	5,371
Net cash (used in) provided by investing activities	(226,567)	89,386
Financing Activities:
Proceeds from issuance of common stock	—	434,700
Equity issuance costs	(499)	(17,947)
Preferred stock redemption	(90,391)	(103,788)
Borrowings under credit facility arrangements	535,000	123,000
Payments on credit facility arrangements	(191,000)	(233,000)
Proceeds from mortgages	115,000	12,000
Payments on mortgages	(509,782)	(130,133)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450
Debt financing costs	(6,179)	(4,199)
Interest rate swap termination	—	(22,325)
Distributions to preferred shareholders	(104)	(9,953)
Distributions to holders of noncontrolling interests in consolidated affiliates	(40,801)	(7)
Other financing activities	(2,609)	(989)
Net cash (used in) provided by financing activities	(191,365)	49,809
Effect of exchange rate changes on cash	(166)	111
Net change in cash and cash equivalents	(344,027)	162,910
Change in cash of assets held for sale	—	8,903
Cash and cash equivalents, beginning of period	442,613	73,655
Cash and cash equivalents, end of period	$98,586	$245,468

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Fair value of shares of SHR common stock issued for acquisition of hotel property (see note 3)	$101,396	$—
Assumption of mortgage loans - hotel investment acquisition (see note 3)	$148,951	$589,507
Gain on mark to market of derivative instruments (see note 11)	$—	$(2,781)
Preferred stock redemption accrual	$—	$95,693
Distributions declared and payable to preferred shareholders	$—	$128
Decrease in capital expenditures recorded as liabilities	$(783)	$(1,647)
Cash Paid For:
Interest, net of interest capitalized	$34,977	$36,779
Income taxes, net of refunds	$2,545	$21,706

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of June 30, 2015, the Company’s portfolio included 18 full-service hotel interests located in urban and resort markets in the United States and Hamburg, Germany. The Company considers each hotel to be a separate operating segment because the Company allocates resources and assesses performance on an individual hotel basis. The Company aggregates the individual hotels into one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99.7% of its membership units as of June 30, 2015. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of June 30, 2015, SH Funding owned interests in or leased the following 18 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (c)
3. Four Seasons Hotel Austin	12. Loews Santa Monica Beach Hotel
4. Four Seasons Jackson Hole	13. Marriott Hamburg (d)
5. Four Seasons Resort Scottsdale at Troon North	14. Marriott Lincolnshire Resort (e)
6. Four Seasons Silicon Valley	15. Montage Laguna Beach
7. Four Seasons Washington, D.C.	16. Ritz-Carlton Half Moon Bay
8. Hotel del Coronado (b)	17. Ritz-Carlton Laguna Niguel
9. InterContinental Chicago	18. Westin St. Francis

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

(c)	This property is owned by a consolidated affiliate in which the Company holds an interest (see notes 2, 6 and 17).

(d)
The Company has a leasehold interest in this property. On May 7, 2015, the Company entered into an agreement with an unaffiliated third party, whereby the Company agreed to transfer its leasehold interests in this property to such unaffiliated third party. When the transaction closes, the Company will be released from all obligations under the lease arrangements. The transaction is expected to close in the third quarter of 2015.

(e)	This property is subject to a ground lease arrangement.
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
Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity. At June 30, 2015, SH Funding consolidated one VIE, the entity that owns the JW Marriott Essex House Hotel (see note 6). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At June 30, 2015, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (Four Seasons RCPM) and the Lot H5 Venture (see note 7), which are unconsolidated affiliates in the accompanying unaudited condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At June 30, 2015 and December 31, 2014, restricted cash and cash equivalents included $47,660,000 and $37,486,000, respectively, that will be used for property and equipment replacement in accordance with hotel management agreements. At June 30, 2015 and December 31, 2014, restricted cash and cash equivalents also included reserves of $30,130,000 and $44,024,000, respectively, required by loan and other agreements.
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
For the three and six months ended June 30, 2015 and 2014, income tax expense is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current tax expense	$(1,918)	$(480)	$(2,362)	$(699)
Deferred tax (expense) benefit	(534)	273	(309)	453
Total income tax expense	$(2,452)	$(207)	$(2,671)	$(246)

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
Basic income per common share is computed by dividing the net income attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income per common share is computed by dividing the net income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income attributable to SHR common shareholders used for determining per share amounts for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator - Basic:
Income from continuing operations attributable to SHR	$6,698	$87,405	$22,509	$156,560
Preferred shareholder dividends	—	(3,966)	—	(10,081)
Preferred stock redemption(a)	—	(3,203)	—	(6,912)
Undistributed earnings allocated to participating securities - basic	(16)	(283)	(58)	(1,030)
Income from continuing operations attributable to SHR common shareholders - basic	6,682	79,953	22,451	138,537
Discontinued operations attributable to SHR	—	604	—	158,431
Net income attributable to SHR common shareholders - basic	$6,682	$80,557	$22,451	$296,968

Numerator - Diluted:
Income from continuing operations attributable to SHR common shareholders - basic	$6,682	$79,953	$22,451	$138,537
Undistributed earnings allocated to participating securities - basic	16	283	58	1,030
Undistributed earnings allocated to participating securities - diluted	(16)	(270)	(48)	(969)
Adjustment for noncontrolling interests in consolidated affiliates (see note 6)	—	244	(2,958)	(2,887)
Income from continuing operations attributable to SHR common shareholders - diluted	6,682	80,210	19,503	135,711
Discontinued operations attributable to SHR	—	604	—	158,431
Net income attributable to SHR common shareholders - diluted	$6,682	$80,814	$19,503	$294,142

Denominator:
Weighted average shares of common stock – basic (b)	276,380	222,013	275,056	214,450
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 6)	—	9,235	7,149	9,235
Performance-based RSUs	2,003	2,215	2,003	2,215
Weighted average shares of common stock - diluted	278,383	233,463	284,208	225,900
(a) In April 2014, SHR redeemed all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock). In June 2014, SHR publicly announced its intention to redeem all of the outstanding shares of its 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) on July 3, 2014. For purposes of

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calculating per share amounts for the three and six months ended June 30, 2014, the difference between the fair value of the Series A Preferred Stock and the Series C Preferred Stock and the carrying amount of the Series A Preferred Stock and the Series C Preferred Stock is an adjustment to net income attributable to SHR common shareholders.
(b) Includes RSUs and performance-based RSUs of 1,002 and 1,123 at June 30, 2015 and 2014, respectively, that have vested but have not yet been issued to shares of SHR common stock.
Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of June 30, 2015 and 2014 are as follows (in thousands):

	Computation For Three Months Ended June 30,		Computation For Six Months Ended June 30,
	2015	2014	2015	2014
Noncontrolling interests in SHR's operating partnership	794	797	794	797
Noncontrolling interests in consolidated affiliates	7,149	—	—	—
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three-month periods ended June 30, 2015 and 2014 (in thousands):

	Derivative Activity	CTA	Accumulated OCL
Balance at March 31, 2015	$(7,785)	$(2,269)	$(10,054)
Other comprehensive income before reclassifications	—	9	9
Amounts reclassified from accumulated OCL	2,459	—	2,459
Net other comprehensive income	2,459	9	2,468
Balance at June 30, 2015	$(5,326)	$(2,260)	$(7,586)

	Derivative Activity	CTA	Accumulated OCL
Balance at March 31, 2014	$(20,283)	$(2,045)	$(22,328)
Other comprehensive loss before reclassifications	(141)	(5)	(146)
Amounts reclassified from accumulated OCL	3,298	—	3,298
Net other comprehensive income (loss)	3,157	(5)	3,152
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the changes in accumulated OCL for the six-month periods ended June 30, 2015 and 2014 (in thousands):

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2015	$(10,898)	$(2,134)	$(13,032)
Other comprehensive loss before reclassifications	—	(126)	(126)
Amounts reclassified from accumulated OCL	5,572	—	5,572
Net other comprehensive income (loss)	5,572	(126)	5,446
Balance at June 30, 2015	$(5,326)	$(2,260)	$(7,586)

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(341)	(116)	(457)
Amounts reclassified from accumulated OCL	3,831	18,895	22,726
Net other comprehensive income	3,490	18,779	22,269
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)

The reclassifications out of accumulated OCL for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated OCL Components	2015	2014	2015	2014	Statement of Operations Line Item
Activity related to cash flow hedges	$2,459	$3,298	$5,572	$3,831	Interest expense
Activity related to CTA	$—	$—	$—	$18,895	Income from discontinued operations, net of tax
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

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new guidance is effective on January 1, 2018 with early adoption permitted on January 1, 2017. The guidance permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the guidance on its consolidated financial statements.
In April 2014, the FASB issued new guidance which amends the requirements for reporting discontinued operations. Under the guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's results of operations

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would qualify as discontinued operations. In addition, the guidance expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components. The provisions became effective in the first quarter of 2015, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The Company adopted the guidance on January 1, 2015 and will apply the guidance prospectively to disposal activity occurring after January 1, 2015.

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of June 30, 2015 and December 31, 2014, excluding the leasehold interest in the Marriott Hamburg hotel and unconsolidated affiliates (in thousands):

	June 30, 2015	December 31, 2014
Land	$1,010,756	$858,670
Leasehold interest	7,796	11,633
Buildings	2,205,545	1,964,252
Building and leasehold improvements	109,517	106,303
Site improvements	61,242	59,038
Furniture, fixtures and equipment	662,596	611,450
Improvements in progress	21,256	21,552
Total investment in hotel properties	4,078,708	3,632,898
Less accumulated depreciation	(802,297)	(804,498)
Total investment in hotel properties, net	$3,276,411	$2,828,400
Consolidated hotel properties	17	16
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
Four Seasons Hotel Austin
On May 12, 2015, the Company acquired the Four Seasons Hotel Austin for a cash payment of approximately $196,260,000, which includes net working capital prorations. For the six months ended June 30, 2015 and 2014, the Company incurred acquisition costs related to the Four Seasons Hotel Austin of $307,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Montage Laguna Beach
On January 29, 2015, the Company acquired the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliated designee of the seller, the assumption of a $150,000,000 existing mortgage loan encumbering the property, and a cash payment of approximately $110,319,000, which includes net working capital prorations. For the six months ended June 30, 2015 and 2014, the Company incurred acquisition costs related to the Montage Laguna Beach resort of $702,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Four Seasons Resort Scottsdale at Troon North
On December 9, 2014, the Company acquired the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140,920,000, which includes net working capital prorations. For the six months ended June 30, 2015 and 2014, the Company incurred acquisition costs related to the Four Seasons Resort Scottsdale at Troon North of $57,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hotel del Coronado
On June 11, 2014, the Company closed on the acquisition of the 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partner, L.P. (the Hotel del Coronado Venture), that were previously owned by certain affiliates of Blackstone Real Estate Partners VI L.P. (Blackstone) (see note 7) for a cash payment of $210,000,000. Additionally, the Company became fully obligated under the entire $475,000,000 mortgage and mezzanine loans outstanding secured by the Hotel del Coronado. Effective as of the closing of the transaction, the Company consolidated the Hotel del Coronado Venture.
As part of the consolidation of the Hotel del Coronado Venture, the Company recorded $65,547,000 as a gain on the consolidation of affiliates in the condensed consolidated statement of operations for the six months ended June 30, 2014, which represented the difference between the $120,000,000 fair value of the Company's preexisting equity interest in the Hotel del Coronado Venture and its carrying value. The fair value of the preexisting equity interest in the Hotel del Coronado Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the six months ended June 30, 2015 and 2014, the Company incurred acquisition costs related to the Hotel del Coronado Venture of $0 and $172,000, respectively, which were recorded as an offset to gain on consolidation of affiliates in the condensed consolidated statements of operations.
Fairmont Scottsdale Princess Hotel
On March 31, 2014, the Company closed on the acquisition of the 50% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture), that were previously owned by an affiliate of Walton Street Capital, L.L.C. (Walton Street) (see note 7) for a cash payment of $90,616,000. Additionally, the Company became fully obligated under the entire $117,000,000 mortgage loan outstanding secured by the Fairmont Scottsdale Princess hotel, which was repaid in full on April 9, 2015. Effective as of the closing of the transaction, the Company consolidated the Fairmont Scottsdale Princess Venture.
As part of the consolidation of the Fairmont Scottsdale Princess Venture, the Company recorded $78,191,000 as a gain on the consolidation of affiliates in the condensed consolidated statement of operations for the six months ended June 30, 2014, which represented the difference between the $107,853,000 fair value of the Company's preexisting equity interest in the Fairmont Scottsdale Princess Venture, which included a preferred return to the Company, and its carrying value. The fair value of the preexisting equity interest in the Fairmont Scottsdale Princess Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the six months ended June 30, 2015 and 2014, the Company incurred acquisition costs related to the the Fairmont Scottsdale Princess Venture of $0 and $100,000, respectively, which were recorded as an offset to gain on consolidation of affiliates in the condensed consolidated statements of operations.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the allocation of the fair values for the Company's acquisitions (in thousands):

	Preliminary		Final
	Four Seasons Hotel Austin	Montage Laguna Beach	Four Seasons Resort Scottsdale at Troon North	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture
Land	$26,892	$138,396	$37,696	$236,497	$26,732
Buildings	138,647	175,723	75,740	404,851	213,289
Site improvements	513	4,166	7,154	6,677	16,037
Furniture, fixtures and equipment	28,227	40,830	18,866	53,943	40,341
Improvements in progress	—	—	—	1,749	151
Intangible assets	2,443	1,666	552	87,710	9,859
Below market debt discount	—	1,049	—	—	2,493
Net working capital	(462)	(115)	912	13,573	6,568
Total fair value allocated	$196,260	$361,715	$140,920	$805,000	$315,470
The allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$10,049	1 year, 5 months
Memberships value	5,973	30 years
Below market ground lease	7,656	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
Parking garage easement	1,437	39 years
	43,937
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$102,230
Pro Forma and Other Financial Information Related to Acquisition of Hotels
The following pro forma and other financial information is provided for the acquisitions of the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture that were completed during the six months ended June 30, 2014, which each had a material effect on the Company's results of operations.
The impact to revenues and net income attributable to SHR common shareholders from these acquisitions for the three and six months ended June 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Increase in revenues	$69,814	$37,993	$149,244	$37,993
Increase in net income attributable to SHR common shareholders	$4,343	$3,475	$18,655	$3,475
The following unaudited pro forma information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisitions on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods. For purposes of the pro forma financial information, 20,000,000 shares of SHR common stock (a portion of the shares issued in an underwritten public offering of common stock that was completed in June 2014) are reflected as if the offering occurred on January 1, 2013 because these shares relate directly to the acquisition of the Hotel del Coronado Venture. No adjustments were made to the pro forma financial information for the remaining shares of SHR common stock issued in June 2014 because they did not relate directly to the acquisitions. Additionally, for purposes of the pro forma financial information, the gains on the consolidation of affiliates

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized as a result of the acquisitions of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture are assumed to have been recognized on January 1, 2013. On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the three and six months ended June 30, 2014 are as follows as if these acquisitions had occurred on January 1, 2013 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Total revenue	$309,985	$573,686
Net income	$22,548	$166,356
Preferred shareholder dividends	$(7,169)	$(16,993)
Net income attributable to SHR common shareholders	$15,524	$152,597
Net income attributable to SHR common shareholders per share:
Basic	$0.07	$0.66
Diluted	$0.06	$0.62

4. IMPAIRMENT LOSSES
The Company performed an impairment test of the long-lived assets related to the Marriott Lincolnshire Resort during the second quarter of 2015 as a result of a change in the anticipated holding period for this hotel. The Company determined that the carrying value of the hotel's long-lived assets exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the hotel. As a result of this impairment test, the Company recorded an impairment loss of $10,401,000 included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015, which represents the amount by which the carrying amount of the hotel's long-lived assets exceeded the fair value, with fair value determined based on estimated future discounted cash flows or the relevant market data as to the fair value of the asset (Level 3 inputs).

5. DISPOSITION OF HOTEL PROPERTIES
2015 Disposition
Effective January 1, 2015, the Company adopted new accounting guidance that amends the requirements for reporting discontinued operations. Under the new guidance, only disposals that represent a strategic shift that has (or will have) a major effect on the Company's results of operations will qualify as discontinued operations.
On May 21, 2015, the Company, along with its joint venture partner, sold the Hyatt Regency La Jolla hotel for sales proceeds of approximately $118,293,000. The $89,228,000 mortgage loan secured by the hotel was repaid at the time of closing. A $40,613,000 gain on the sale was recorded in other income, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. The portion of the gain attributable to the joint venture partner was $16,649,000, which is reflected in net income attributable to the noncontrolling interests in consolidated affiliates in the condensed consolidated statements of operations for the three and six months ended June 30, 2015. The disposition of the Hyatt Regency La Jolla hotel does not represent a strategic shift that has had a major effect on the Company's results of operations; therefore, the hotel's results of operations are included in continuing operations for all periods presented.
2014 Dispositions
Prior to January 1, 2015, and the adoption of the new accounting guidance that changed the criteria for reporting discontinued operations, the Company sold the following hotels:

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of hotels sold prior to January 1, 2015 are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations, net of tax, for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Hotel operating revenues	$—	$17,767
Operating costs and expenses	—	11,485
Depreciation and amortization	—	1,275
Total operating costs and expenses	—	12,760
Operating income	—	5,007
Interest expense	—	(1,326)
Interest income	—	2
Loss on early extinguishment of debt	—	(272)
Foreign currency exchange gain	—	32
Income tax expense	—	(833)
Gain on sale, net of tax	604	156,429
Income from discontinued operations, net of tax	$604	$159,039

6. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company formed a joint venture (the Essex House Hotel Venture) with affiliates of KSL Capital Partners, LLC (KSL) to acquire, own, manage, and operate the JW Marriott Essex House Hotel. The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL shall have the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock shall be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercises the Put Option. The Essex House Hotel Venture is jointly controlled by the Company and KSL; however, it is considered a VIE because the Company determined that it is the only holder of equity at risk due to the Put Option. The Company also determined that it is the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacts the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture are included in the condensed consolidated financial statements. On July 24, 2015, KSL exercised its Put Option (see note 17).

Other than in connection with a customary environmental indemnity and non-recourse carve-out guaranty in favor of the lender, the liabilities of the Essex House Hotel Venture are solely the obligations of the Essex House Hotel Venture and are not guaranteed by the Company. The debt is secured by the JW Marriott Essex House Hotel, and the creditors of the Essex House Hotel Venture do not have general recourse to the Company. The use of certain assets of the Essex House Hotel Venture is restricted because they are collateral for the Essex House Hotel Venture's debt (see note 9), and the Company does not have the ability to leverage the assets.

The Company and KSL are subject to the terms of the joint venture agreements, which include provisions for additional contributions. For the six months ended June 30, 2015, the Company and KSL provided no additional contributions to the Essex House Hotel Venture. For the six months ended June 30, 2014, the Company and KSL provided additional contributions of $2,550,000 and $2,450,000, respectively, to the Essex House Hotel Venture for property improvements.

For the six months ended June 30, 2015, the Company and KSL received distributions of $30,600,000 and $29,400,000, respectively, from the Essex House Hotel Venture paid from excess cash received from the refinancing of the mortgage loan secured by the JW Marriott Essex House Hotel in December 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVESTMENT IN UNCONSOLIDATED AFFILIATES
The Company's investment in unconsolidated affiliates as of June 30, 2015 and December 31, 2014, includes the following (in thousands):

	2015	2014
Four Seasons RCPM	$3,427	$3,427
Lot H5 Venture	19,423	19,423
Total investment in unconsolidated affiliates	$22,850	$22,850
Four Seasons RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $0 for each of the three months ended June 30, 2015 and 2014, and $0 and $18,000 for the six months ended June 30, 2015 and 2014, respectively, and are included in other income, net in the condensed consolidated statements of operations.
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
Acquisitions of Unconsolidated Affiliates:
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee, as well as certain project management fees. The Company recognized fees of $228,000 for the six months ended June 30, 2014, which are included in other income, net on the condensed consolidated statements of operations.
On March 31, 2014, the Company acquired Walton Street's 50% interest in the Fairmont Scottsdale Princess Venture. The Company now wholly owns the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. Blackstone, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee, certain development fees, and if applicable, certain incentive fees. The Company recognized fees of $213,000 for the three months ended June 30, 2014 and $422,000 for the six months ended June 30, 2014, which are included in other income, net in the condensed consolidated statements of operations.
On June 11, 2014, the Company acquired Blackstone's 63.6% interest in the Hotel del Coronado Venture. The Company now wholly owns the Hotel del Coronado Venture. The Company has consolidated the Hotel del Coronado Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
8. OPERATING LEASE AGREEMENTS
Building Lease
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s simultaneous leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and is being recognized as a

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduction of lease expense over the life of the lease. The Company recognized $43,000 and $54,000 of the deferred gain for the three months ended June 30, 2015 and 2014, respectively, and for the six months ended June 30, 2015 and 2014, recognized $87,000 and $107,000, respectively. As of June 30, 2015 and December 31, 2014, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the condensed consolidated balance sheets amounted to $2,700,000 and $2,933,000, respectively. On a monthly basis, the Company makes minimum rent payments aggregating to an annual total of €3,833,000 (adjusting by an index formula) ($4,270,000 based on the foreign exchange rate as of June 30, 2015) and pays additional rent based upon the performance of the hotel, which are recorded as lease expense in the Company’s condensed consolidated statements of operations. A euro-denominated security deposit at June 30, 2015 and December 31, 2014, was $2,117,000 and $2,299,000, respectively, and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheets. The Company subleases its interest in the Marriott Hamburg hotel to a third party. The Company has reflected the sublease arrangement as an operating lease and records lease revenue.
On May 7, 2015, the Company entered into an agreement with an unaffiliated third party, whereby the Company agreed to transfer its leasehold interests in the Marriott Hamburg hotel to such unaffiliated third party. When the transaction closes, the Company will be released from all obligations under the lease arrangements. The transaction is expected to close in the third quarter of 2015.
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
The Company is subject to a ground lease agreement with a third party landlord whereby it leases the land for the Marriott Lincolnshire Resort. The term of the ground lease goes through December 31, 2112, and annual rent payments are a fixed amount, subject to indexation.
Lease payments related to hotel ground leases are included in other hotel expenses on the condensed consolidated statements of operations.
Office Space Lease
The Company is subject to a lease agreement with a third party landlord for its office space. The office lease expires in September 2017. Lease payments related to the office space are included in corporate expenses on the condensed consolidated statements of operations.

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
Mortgages payable, net of discount, at June 30, 2015 and December 31, 2014, consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a)	Initial Maturity	Maturity Including Extension Options	June 30, 2015	December 31, 2014
Hotel del Coronado(b)	3.65%	March 2016	March 2018	$475,000	$475,000
Loews Santa Monica Beach Hotel(c)	2.55%	May 2017	May 2021	120,000	120,000
Four Seasons Washington, D.C.(c)	2.25%	June 2017	June 2019	120,000	120,000
JW Marriott Essex House Hotel(c)	2.95%	January 2018	January 2020	225,000	225,000
Ritz-Carlton Half Moon Bay(d)	2.40%	May 2020	May 2022	115,000	—
InterContinental Chicago	Fixed	August 2021	August 2021	141,618	142,442
Montage Laguna Beach(e)	Fixed	August 2021	August 2021	150,000	—
InterContinental Miami	Fixed	September 2024	September 2024	115,000	115,000
Fairmont Scottsdale Princess(f)				—	117,000
Fairmont Chicago(g)				—	93,124
Westin St. Francis(g)				—	209,588
Hyatt Regency La Jolla(h)				—	89,247
Total mortgages payable(i)				1,461,618	1,706,401
Unamortized discount(e) (f)				(981)	(623)
Total mortgages payable, net of discount				$1,460,637	$1,705,778

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.19% at June 30, 2015) for all variable-rate mortgage loans. Interest on the InterContinental Chicago mortgage loan is paid monthly at an annual fixed rate of 5.61%, interest on the Montage Laguna Beach mortgage loan is paid monthly at an annual fixed rate of 3.90%, and interest on the InterContinental Miami mortgage loan is paid monthly at an annual fixed rate of 3.99%.

(b)
On June 11, 2014, the Company acquired the remaining 63.6% equity interest in the Hotel del Coronado Venture, resulting in the Hotel del Coronado Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Hotel del Coronado Venture and became fully obligated under the entire outstanding balance of the mortgage and mezzanine loans secured by the Hotel del Coronado (see note 3). The first of three extension options related to the mortgage and mezzanine loans was exercised in March 2015 leaving two, one-year extension options available, subject to certain conditions.

(c)
The mortgage loan secured by the Loews Santa Monica Beach Hotel has four, one-year extension options, subject to certain conditions. The mortgage loans secured by the Four Seasons Washington, D.C. hotel and the JW Marriott Essex House Hotel each have two, one-year extension options, subject to certain conditions.

(d)
On May 27, 2015, the Company closed on a new $115,000,000 mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel. The mortgage loan has two, one-year extension options, subject to certain conditions.

(e)
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

(f)
On March 31, 2014, the Company acquired the remaining 50% equity interest in the Fairmont Scottsdale Princess Venture, resulting in the Fairmont Scottsdale Princess Venture becoming wholly-owned by the Company. In connection with the acquisition, the Company consolidated the Fairmont Scottsdale Princess Venture and became fully obligated under the entire outstanding balance of the mortgage loan secured by the Fairmont Scottsdale Princess hotel

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(see note 3). The Company recorded the mortgage loan at its fair value, which included a debt discount, which was being amortized as additional interest expense over the maturity period of the loan. On April 9, 2015, the Company repaid the entire mortgage loan balance outstanding.

(g)
On May 27, 2015, the Company repaid the mortgage loans secured by the Westin St. Francis and the Fairmont Chicago hotels using proceeds from the new mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel (see (d) above) and proceeds from a new unsecured term loan (as described within "—Credit Facility Arrangements" below). The Company recorded a $23,559,000 loss on early extinguishment of debt related to the Westin St. Francis loan repayment and a $10,455,000 loss on early extinguishment of debt related to the Fairmont Chicago loan repayment in the condensed consolidated statements of operations for the three and six months ended June 30, 2015, which included prepayment penalties of $22,791,000 related to the Westin St. Francis loan and $10,126,000 related to the Fairmont Chicago loan, as well as the write off of unamortized deferred financing costs related to these mortgage loans.

(h)	The Company sold the Hyatt Regency La Jolla hotel on May 21, 2015, and the outstanding mortgage loan secured by the hotel was repaid at closing.

(i)	All of the mortgage loan agreements require maintenance of certain financial covenants, all of which the Company was in compliance with at June 30, 2015.
Credit Facility Arrangements:
On May 27, 2015, the Company entered into a new $750,000,000 senior unsecured credit facility. The unsecured credit facility is comprised of a $450,000,000 unsecured revolving credit facility and a $300,000,000 unsecured term loan. The unsecured credit facility contains an accordion feature, which provides the option to increase the borrowing capacity up to $1,000,000,000, subject to the satisfaction of customary conditions set forth in the agreement. The accordion feature may be exercised in the form of additional revolving loan or term loan commitments. SH Funding has a letter of credit sub-facility of $60,000,000 under the unsecured credit facility. The unsecured credit facility replaced the previous $300,000,000 secured credit facility that was set to initially expire in April 2018. The following summarizes key financial terms and conditions of the unsecured credit facility:

•
interest on the unsecured revolving facility is payable monthly based upon a leverage-based pricing grid with annual rates ranging from LIBOR plus 1.65% to LIBOR plus 2.40% in the case of a LIBOR loan or base rate plus 0.65% to base rate plus 1.40% in the case of a base rate loan, and interest on the unsecured term loan is payable monthly based upon a leverage-based pricing grid with annual rates ranging from LIBOR plus 1.60% to LIBOR plus 2.35% in the case of a LIBOR loan or base rate plus 0.60% to base rate plus 1.35% in the case of a base rate loan;

•
an unused commitment fee is payable monthly under the unsecured revolving facility based on the unused revolver balance at a rate of 0.30% per annum in the event that the unsecured revolving facility usage is less than 50% and a rate of 0.20% per annum in the event that the unsecured revolving facility usage is equal to or greater than 50%;

•	the maturity date of both the unsecured revolving facility and the unsecured term loan is May 27, 2020;

•
the unsecured credit facility requires that SH Funding own, at all times, a minimum of five unencumbered assets, exclusive of assets located in Mexico, and is initially supported by a pool of unencumbered assets that currently consists of the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel;

•	the borrowing capacity under the unsecured revolving facility is reduced by any amounts previously borrowed and not repaid and any outstanding letters of credit;

•
financial covenants include: (a) minimum corporate fixed charge coverage of 1.50, (b) maximum corporate leverage of 60%, (c) maximum secured leverage of 50%; (d) maximum secured recourse leverage of 10%, (e) maximum unsecured leverage of 60%, (f) minimum unsecured interest coverage of 2.00, and (g) minimum tangible net worth of approximately $1,834,362,000, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock; and

•	restrictions on SHR and SH Funding’s ability to pay dividends.
Notwithstanding the dividend restrictions set forth in the agreement, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

when and to the extent necessary for the Company to distribute cash dividends to its stockholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist.
Other terms and conditions exist including a limitation on mortgaging the unencumbered assets and limitations on the Company's ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock.
The annual interest rate of the unsecured revolving facility at June 30, 2015, was 1.84%. The annual interest rate of the unsecured term loan at June 30, 2015 was 1.79%%. The weighted average annual interest rate for the credit facility arrangements for the six months ended June 30, 2015 was 1.89%, which included interest under the previous secured bank credit facility for a portion of the six-month period. At June 30, 2015, the maximum availability under the unsecured credit facility was $406,000,000, which was reduced by $44,000,000 outstanding under the unsecured revolving facility and $300,000,000 outstanding under the unsecured term loan. Additionally, at June 30, 2015, there were no outstanding letters of credit. SH Funding and SHR were in compliance with all financial covenants under the unsecured credit facility at June 30, 2015.
Debt Maturity:
The following table summarizes the aggregate maturities as of June 30, 2015, for all mortgages and the Company’s unsecured credit facility based on initial maturity dates and maturity dates that assume all extension options have been exercised (in thousands):

Years ending December 31,	Initial Maturities	Extended Maturities
2015 (remainder)	$1,126	$1,126
2016	477,040	2,040
2017	243,066	3,066
2018	230,033	480,033
2019	5,276	125,276
Thereafter	849,077	1,194,077
	1,805,618	1,805,618
Unamortized discount	(981)	(981)
Total	$1,804,637	$1,804,637
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $202,000 and $167,000 for the three months ended June 30, 2015 and 2014, respectively, and $315,000 and $395,000 for the six months ended June 30, 2015 and 2014, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $932,000 and $1,147,000 for the three months ended June 30, 2015 and 2014, respectively, and $1,827,000 and $2,554,000 for the six months ended June 30, 2015 and 2014, respectively.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2014 (excluding 793,618 units of SH Funding (OP Units) outstanding at both June 30, 2015 and December 31, 2014, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2014	267,436
RSUs and performance-based RSUs redeemed for shares of SHR common stock	711
Common stock issued	7,348
Outstanding at June 30, 2015	275,495
On January 29, 2015, the Company issued 7,347,539 shares of SHR's common stock to partially fund the acquisition of the Montage Laguna Beach resort (see note 3).
In February 2015, the Company entered into a stock distribution agreement whereby the Company may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250,000,000 by means of ordinary brokers' transactions at market prices or as otherwise agreed between the Company and the agents. The net proceeds from any sale of shares of SHR's common stock are expected to be used for working capital and general corporate purposes, which may include the repayment of indebtedness. No shares were sold under the stock distribution agreement during the six months ended June 30, 2015.
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
On April 3, 2014, the Company redeemed all of the outstanding 4,148,141 shares of its Series A Preferred Stock. The shares of Series A Preferred Stock were redeemed at a redemption price of $25.00 per share, or approximately $103,704,000 in total, plus accrued and unpaid dividends up to and including the redemption date in the amount of $0.54896 per share, or $2,227,000 in total. Following the redemption, dividends on the Series A Preferred Stock ceased to accrue.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests:
The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2014	$1,447,457	$94,292	$1,541,749	$10,500
Common shares issued	100,604	—	100,604	293
Net income	22,509	13,454	35,963	104
CTA	(126)	—	(126)	—
Derivative activity	5,556	—	5,556	16
Share-based compensation	1,128	—	1,128	3
Preferred stock redemption	(7)	—	(7)	—
Redemption value adjustment	1,137	—	1,137	(1,137)
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(40,801)	(40,801)	—
Adjustment of noncontrolling interest in consolidated affiliate (b)		(4,628)	(4,628)	—
Other	160		160	(160)
Balance at June 30, 2015	$1,578,418	$62,317	$1,640,735	$9,619

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Common stock issued	415,419	—	415,419	1,334
Net income (loss)	314,991	(4,258)	310,733	1,130
CTA	18,707	—	18,707	72
Derivatives and other activity	3,479	—	3,479	11
Share-based compensation	1,852	—	1,852	5
Preferred stock redemption	(199,480)	—	(199,480)	—
Declared distributions to preferred shareholders	(10,081)	—	(10,081)	—
Redemption value adjustment	282	—	282	(282)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	2,450	2,450	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(7)	(7)	—
Other	468	—	468	(468)
Balance at June 30, 2014	$1,256,150	$90,540	$1,346,690	$9,336

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

(b)
On May 21, 2015, the Company, along with its joint venture partner, sold the Hyatt Regency La Jolla hotel. The noncontrolling interest in the consolidated affiliate that owns that Hyatt Regency La Jolla hotel was adjusted as part of the disposition transaction.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2015 and December 31, 2014, the redeemable noncontrolling interests had a redemption value of approximately $9,619,000 (based on the June 30, 2015 SHR common stock closing price of $12.12 per share) and $10,500,000 (based on the December 31, 2014 SHR common stock closing price of $13.23 per share), respectively. As of June 30, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $9,336,000 (based on the June 30, 2014 SHR common stock closing price of $11.71 per share) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45 per share), respectively.

11. DERIVATIVES
The Company manages its interest rate risk by varying its exposure to fixed and variable rates while attempting to minimize its interest costs. The Company manages its variable interest rate risk through the use of interest rate derivative instruments. The Company enters into interest rate derivative instruments with high credit quality counterparties and diversifies its positions among such counterparties in order to reduce its exposure to credit losses. The Company uses interest rate caps to limit exposure on its variable-rate debt that would result from an increase in interest rates. The Company’s lenders, as stipulated in the respective loan agreements, generally require such caps. The Company records all derivatives at fair value in either prepaid expenses and other assets or accounts payable and accrued expenses in the condensed consolidated balance sheets.
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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of June 30, 2015. As of June 30, 2015 and December 31, 2014, all derivative liabilities are categorized as Level 2.
Derivatives in Cash Flow Hedging Relationships:
Historically, the Company has used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated OCL and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. During the six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on the Company's forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense on a straight-line basis over the original maturity period of the interest rate swaps. During the next twelve months, an additional $5,326,000 will be reclassified as an increase to interest expense.

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
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	10	$1,427,000
At June 30, 2015 and December 31, 2014, the aggregate notional amount of the Company’s interest rate cap agreements was $1,427,000,000 and $1,429,000,000, respectively. The Company’s interest rate caps have LIBOR strike rates ranging from 2.05% to 4.55% and maturity dates ranging from July 2015 to July 2017.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value as of
	Balance Sheet Location	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$12	$113

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of June 30, 2015 or December 31, 2014. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the six months ended June 30, 2014 (in thousands):

Balance as of January 1, 2014	$(27,921)
Interest rate swap terminations	22,325
Mark to market adjustments	5,596
Balance as of June 30, 2014	$—
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$—	$(141)	$—	$(358)
Effective portion of loss reclassified into interest expense	$(2,459)	$(3,298)	$(5,572)	$(6,497)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$—	$(37)	$—	$(129)
Interest rate caps:
Loss recognized in other income, net	$(30)	$(11)	$(146)	$(34)
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
RSUs and Performance-Based RSUs:
During the six months ended June 30, 2015, SHR granted 294,243 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will generally vest over three years.
In February 2015, SHR granted certain employees a target grant of 322,285 performance-based RSUs under a performance share plan that provides the recipient the opportunity to earn between 0.0% and 200.0% of the target (up to a maximum of 644,570 performance-based RSUs), based on the relative total shareholder return of the shares of SHR common stock, as defined in the agreement, over the period from January 2, 2015 through December 31, 2017.
The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the condensed consolidated statements of operations. The Company recorded compensation expense of $1,856,000 and $1,392,000 related to RSUs and performance-based RSUs for the three months ended June 30, 2015 and 2014, respectively, and $3,740,000 and $2,850,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was unrecognized compensation expense of $4,844,000 related to unvested RSUs and $6,276,000 related to performance-based RSUs granted under the Amended and Restated Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.73 years for unvested RSUs and 2.05 years for performance-based RSUs.
13. RELATED PARTY TRANSACTIONS

On February 28, 2014, certain direct and indirect wholly-owned subsidiaries of SH Funding sold the Four Seasons Punta Mita Resort and adjacent La Solana land parcel to affiliates of Cascade Investment, L.L.C. (Cascade) for proceeds of $206,867,000 (see note 5). Cascade beneficially owned approximately 6.4% of SHR's common stock as of the closing date.

Additionally, the Company has entered into month-to-month agreements with an affiliate of Cascade pursuant to which the Company provides advisory services for certain hotels not owned by the Company. The Company currently receives fees of $46,000 per month under these agreements (see note 16).
14. COMMITMENTS AND CONTINGENCIES
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
Letters of Credit:
As of June 30, 2015, the Company provided a $75,000 letter of credit related to its office space lease. In January 2015, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of June 30, 2015, the Company’s obligations under these contracts amounted to approximately $24,054,000. The construction activities are expected to be completed in the next twelve months.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of June 30, 2015, the Essex House Hotel Venture's obligation under this agreement is approximately $504,000. The improvements are expected to be completed by September 2015.
15. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2015 and December 31, 2014, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At June 30, 2015 and December 31, 2014, the Company estimated the fair value of mortgages and credit facility arrangements to be approximately $1,820,000,000 and $1,726,000,000, respectively.

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
16. MANAGEMENT AND ADVISORY AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. Since the commencement of the performance guarantee, the Essex House Hotel Venture has received payments of $20,000,000 which have been recognized in earnings, and has received payments of an additional $9,827,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The guarantee period began on September 17, 2012 and will continue through the earlier of (a) December 31, 2020, (b) the date at which the maximum guarantee has been funded, or (c) the termination of the management agreement.
Asset Management and Advisory Agreements
The Company has entered into asset management and advisory agreements with third parties to provide such services to hotels not owned by the Company. The Company earns base fees and may have the potential to earn additional incentive fees. The Company earned fees of $262,000 and $100,000 for the three months ended June 30, 2015 and 2014, respectively, and fees of $525,000 and $200,000 for the six months ended June 30, 2015 and 2014, respectively, under these agreements, which are included in other income, net in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
On July 24, 2015, KSL exercised its Put Option related to its interest in the Essex House Hotel Venture. In connection with the exercise of the Put Option, and in accordance with the terms of the joint venture agreements, (a) SHR will issue an aggregate of 6,595,449 shares of its common stock to KSL, (b) the borrowers under the mortgage loan secured by the JW Marriott Essex House Hotel became wholly owned by certain indirect subsidiaries of SHR, and (c) the Essex House Hotel Venture with KSL will terminate.

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
Overview
Our core business is to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research, an independent provider of lodging industry statistical data). We own a unique portfolio of hotels that includes complex assets with multiple revenue streams located in select urban and resort markets that have strong growth characteristics and high barriers to entry. See “Item 1. Financial Statements -1. General” for the hotel interests owned or leased by us as of June 30, 2015. We are committed to enhancing shareholder value through a disciplined strategy that includes internal growth through exceptional asset management; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.
We were incorporated in Maryland in January 2004 and completed our initial public offering of our common stock in June 2004. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99.7% of its membership units as of June 30, 2015. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to Strategic Hotels & Resorts, Inc. (SHR) together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on June 30, 2015, as applicable, unless otherwise noted.
Key Indicators of Operating Performance
We evaluate the operating performance of our business using a variety of operating and other information that includes financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) such as total revenues, operating income (loss), net income (loss), and earnings per share, as well as non-GAAP financial information. In addition, we use other information that may not be financial in nature, including statistical information and comparative data. We use this information to measure the performance of individual hotels, groups of hotels, and/or our business as a whole. Key performance indicators that we evaluate include average daily occupancy, average daily rate (ADR), revenue per available room (RevPAR), and Total RevPAR, which are more fully discussed under “—Factors Affecting Our Results of Operations—Revenues.” We also evaluate Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), Comparable EBITDA, Funds from Operations (FFO) attributable to SHR common shareholders, FFO-Fully Diluted, and Comparable FFO as supplemental non-GAAP measures to GAAP performance measures. We provide a more detailed discussion of the non-GAAP financial measures under “—Non-GAAP Financial Measures.”
Outlook

The current cyclical recovery of the lodging industry, which is viewed as positive RevPAR growth on a trailing twelve month basis for the industry, has been characterized by steadily improving demand, despite somewhat muted macroeconomic growth, and very limited new supply, particularly in the luxury and upper upscale segment. From a historical perspective, 2015 represents the sixth year of the current lodging recovery, and June 2015 represented the 58th consecutive month of RevPAR growth for the industry since the recovery began in 2010. The previous two upcycles lasted just over nine years (June 1992 through August 2001) and over five years (June 2003 through October 2008), respectively. Supply growth on a trailing twelve month moving average during the current upcycle has been 0.8% and has consistently run below the 2% long-term average.

As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for the current recovery continuing, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. Definite group room nights for 2016 as of June 30, 2015 for our Total Portfolio (which is defined within "—Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions" and summarized in the table on page 33), excluding the Hyatt Regency La Jolla hotel, which was sold on May 21, 2015, are expected to exceed 2015 definite group room nights by 12.6% and are booked at 2.4% higher rates. With the exception of the New York City and Austin markets and select areas of the Miami market, new supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
European Strategy
We previously announced our intention to exit our assets in Europe in an orderly process designed to maximize proceeds. Since that time, we sold the Renaissance Paris Hotel LeParc Trocadero (Renaissance Paris), the InterContinental Prague hotel, our leasehold interest in the Paris Marriott hotel and the Marriott London Grosvenor Square hotel. Our only remaining European asset is our leasehold interest in the Marriott Hamburg hotel. On May 7, 2015, we entered into an agreement with an unaffiliated third party, whereby we agreed to transfer our leasehold interests in the Marriott Hamburg hotel to an unaffiliated third party. When the transaction closes, which is expected in the third quarter of 2015, we will have completed our exit from Europe.
Factors Affecting Our Results of Operations
Acquisitions of Consolidated Properties. On May 12, 2015, we acquired the Four Seasons Hotel Austin for a cash payment of approximately $196.3 million, which includes net working capital prorations.
On January 29, 2015, we acquired the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliated designee of the seller, the assumption of a $150.0 million existing mortgage loan encumbering the property, and a cash payment of approximately $110.3 million, which includes net working capital prorations.
On December 9, 2014, we acquired the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140.9 million, which includes net working capital prorations.
Acquisitions of Interests in Consolidated Properties. On July 24, 2015, affiliates of KSL Capital Partners, LLC (KSL) exercised their right to sell us their equity interests in a joint venture formed with us to acquire, own, manage, and operate the JW Marriott Essex House Hotel (the Essex House Hotel Venture) (the Put Option). In connection with the exercise of the Put Option, and in accordance with the terms of the joint venture agreements, (a) we will issue an aggregate of 6,595,449 shares of our common stock to KSL, (b) the borrowers under the mortgage loan secured by the JW Marriott Essex House Hotel became wholly owned by certain of our indirect subsidiaries, and (c) the Essex House Hotel Venture with KSL will terminate.
On June 11, 2014, we acquired the 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partners, L.P. (the Hotel del Coronado Venture), that were previously owned by certain affiliates of Blackstone Real Estate Partners VI L.P. for a cash payment of $210.0 million. Additionally, we became fully obligated under the entire $475.0 million mortgage and mezzanine loans outstanding. Effective as of the closing of the transaction, we consolidated the Hotel del Coronado Venture.
On March 31, 2014, we acquired the 50% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture), that were previously owned by an affiliate of Walton Street Capital, L.L.C. for a cash payment of $90.6 million. Additionally, we became fully obligated under the entire $117.0 million mortgage loan, which was previously outstanding and repaid in full on April 9, 2015. Effective as of the closing of the transaction, we consolidated the Fairmont Scottsdale Princess Venture.

Sales of Interests in Consolidated Properties. On May 21, 2015, we, along with our joint venture partner, sold the Hyatt Regency La Jolla hotel for sales proceeds of approximately $118.3 million. The $89.2 million mortgage loan secured by the hotel was repaid at the time of closing. In accordance with newly adopted accounting guidance that amends the requirements for reporting discontinued operations, the sale of the Hyatt Regency La Jolla hotel did not represent a strategic shift that has a major effect on our results of operations; therefore, the results of operations for this property have been classified as continuing operations for all periods presented.

On March 31, 2014, we sold our interest in the Marriott London Grosvenor Square hotel for sales proceeds, net of working capital prorations and closing costs, of approximately $209.4 million. There was an outstanding balance of £67.3 million ($112.2 million) on the mortgage loan secured by the Marriott London Grosvenor Square hotel, which was repaid at the time of closing. We received net proceeds of approximately $97.3 million. The results of operations for this property have been classified as discontinued operations for all periods presented.

On February 28, 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of $206.9 million. The results of operations for this property and the adjacent land parcel have been classified as discontinued operations for all periods presented.

Total Portfolio and Same Store Assets Definitions. We define our Total Portfolio as properties that we wholly or partially own or lease and whose operations are included in our consolidated operating results. Our Total Portfolio excludes all sold properties and assets held for sale, if any, classified as discontinued operations.
We present certain information about our hotel operating results and key performance indicators on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned or leased by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented. Our Same Store Assets Portfolio excludes all sold properties and assets held for sale, if any, classified as continuing and discontinued operations. We present the results of Same Store Assets because we believe that doing so provides useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Same Store Assets or from acquisition or disposition activity.

The following table summarizes the properties that are included in our Same Store Assets Portfolio and Total Portfolio for the reporting periods presented:

	Same Store Assets Portfolio		Total Portfolio
	Three Months Ended June 30,	Six Months Ended June 30,	Three and Six Months Ended June 30,
	2015 and 2014	2015 and 2014	2015	2014
United States:
Marriott Lincolnshire Resort	X	X	X	X
Loews Santa Monica Beach Hotel	X	X	X	X
Hyatt Regency La Jolla (1)			X	X
Ritz-Carlton Half Moon Bay	X	X	X	X
InterContinental Chicago	X	X	X	X
InterContinental Miami	X	X	X	X
Fairmont Chicago	X	X	X	X
Four Seasons Washington, D.C.	X	X	X	X
Westin St. Francis	X	X	X	X
Ritz-Carlton Laguna Niguel	X	X	X	X
Four Seasons Jackson Hole	X	X	X	X
Four Seasons Silicon Valley	X	X	X	X
JW Marriott Essex House Hotel	X	X	X	X
Fairmont Scottsdale Princess	X		X	X
Hotel del Coronado			X	X
Four Seasons Resort Scottsdale at Troon North			X
Montage Laguna Beach			X
Four Seasons Hotel Austin			X

European:
Marriott Hamburg (2)	X	X	X	X
(1) The results of operations for the Hyatt Regency La Jolla hotel are included in our Total Portfolio results of operations for our period of ownership. The Hyatt Regency La Jolla hotel was sold on May 21, 2015, and the results of operations are classified as continuing operations for all periods presented.
(2) We exclude the Marriott Hamburg hotel for purposes of calculating the key performance indicators, such as occupancy, ADR, and RevPAR, which are discussed throughout the remainder of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” because we sublease the operations of the hotel and only record lease revenue.
Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the six months ended June 30, 2015 and 2014, consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2015	2014	2015	2014
Revenues:
Rooms	51.2%	53.5%	54.4%	54.7%
Food and beverage	37.8%	36.1%	36.0%	35.3%
Other hotel operating revenue	10.7%	9.8%	9.1%	9.4%
Lease revenue	0.3%	0.6%	0.5%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•
Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, internet access, space rentals, retail and other guest services and is also driven by occupancy.

•
Lease revenue. We sublease our interest in the Marriott Hamburg hotel to a third party and earn annual base rent plus additional rent contingent on the hotel meeting performance thresholds. On May 7, 2015, we entered into an agreement with an unaffiliated third party, whereby we agreed to transfer our leasehold interests in the Marriott Hamburg hotel to such unaffiliated third party. The transaction is expected to close in the third quarter of 2015.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 53.2% and 57.3% of the rooms sold during the six months ended June 30, 2015 and 2014, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 46.8% and 42.7% of the rooms sold during the six months ended June 30, 2015 and 2014, respectively. We divide our group customers into the following subcategories:

•	Group Association – This category includes group bookings related to national and regional association meetings and conventions.

•	Group Corporate – This category includes group bookings related to corporate business.

•	Group Other – This category generally includes group bookings related to social, military, education, religious, fraternal and youth and amateur sports teams.
Fluctuations in revenues, which, for our domestic hotels, historically have been correlated with changes in the United States gross domestic product (U.S. GDP), are driven largely by general economic and local market conditions, which in turn affect levels of business and leisure travel. Guest demographics also affect our revenues. During 2014 and in the first half of 2015, demand at our hotels has been strong, which we believe reflects the relative strength of our primary customer demographics, particularly U.S. based corporations and affluent transient travelers.
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

Hotel Operating Expenses. Our hotel operating expenses for the six months ended June 30, 2015 and 2014 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2015	2014	2015	2014
Hotel Operating Expenses:
Rooms	19.7%	20.7%	20.8%	21.2%
Food and beverage	34.2%	33.5%	34.0%	33.7%
Other departmental expenses	34.2%	33.0%	32.9%	32.6%
Management fees	4.8%	4.2%	4.5%	4.0%
Other hotel expenses	7.1%	8.6%	7.8%	8.5%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.7% and 55.5% of the Total Portfolio total hotel operating expenses for the six months ended June 30, 2015 and 2014, respectively.
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
Lease Expense. As a result of the sale-leaseback transaction of the Marriott Hamburg hotel, we record lease expense in our condensed consolidated statements of operations. In conjunction with the sale-leaseback transaction, we also recorded a deferred gain, which is amortized as an offset to lease expense. On May 7, 2015, we entered into an agreement with an unaffiliated third party, whereby we agreed to transfer our leasehold interests in the Marriott Hamburg hotel to such unaffiliated third party. The transaction is expected to close in the third quarter of 2015.
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent and transaction costs.
Recent Events. In addition to the changes to the consolidated hotel properties and unconsolidated affiliates noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:
Unsecured Credit Facility. On May 27, 2015, we entered into a new $750.0 million senior unsecured credit facility, which also includes a $250.0 million accordion feature. The unsecured credit facility is comprised of a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. The unsecured credit facility replaced the $300.0 million secured credit facility that was set to initially expire in April 2018. Interest on the unsecured revolving credit facility is payable monthly based upon a leverage-based pricing grid with annual rates ranging from London Interbank Offered Rate (LIBOR) plus 1.65% to LIBOR plus 2.40%. Interest on the unsecured term loan is also payable monthly based upon a leverage-based pricing grid with annual rates ranging from LIBOR plus 1.60% to LIBOR plus 2.35%. The facility expires on May 27, 2020. See "—Liquidity and Capital Resources—Unsecured Credit Facility."

Mortgage Loan Agreements. On May 27, 2015, we closed on a new $115.0 million mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel. Interest on the loan is payable monthly at an annual rate of LIBOR plus 2.40%, and the loan has a five-year initial term with two, one-year extension options, subject to certain conditions.
On May 27, 2015, we also repaid the previously outstanding $209.6 million mortgage loan secured by the Westin St. Francis hotel and the $93.1 million mortgage loan secured by the Fairmont Chicago hotel that were cross-collateralized and set to mature in June 2017 using proceeds from the new mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel and proceeds from the new unsecured term loan.
On April 9, 2015, we repaid the entire balance outstanding of the mortgage loan secured by the Fairmont Scottsdale Princess hotel.
On December 30, 2014, the Essex House Hotel Venture refinanced the mortgage loan secured by the JW Marriott Essex House Hotel and entered into a new $225.0 million limited recourse loan agreement. The initial mortgage loan maturity was extended to January 2018 with two, one-year extension options, subject to certain conditions. The interest rate decreased to an annual rate of LIBOR plus 2.95% from the previous annual rate of LIBOR plus 4.00%, subject to a 0.75% LIBOR floor. On July 24, 2015, KSL exercised its Put Option related to the Essex House Hotel Venture, and the borrowers under the mortgage loan secured by the JW Marriott Essex House Hotel became wholly owned by certain of our indirect subsidiaries.
On July 7, 2014, we paid off the outstanding balance of an $85.0 million mortgage loan secured by the InterContinental Miami hotel. On August 29, 2014, we closed on a new $115.0 million mortgage loan secured by the InterContinental Miami hotel. The interest rate changed to an annual fixed rate of 3.99% from the previous annual rate of LIBOR plus 3.50%. The loan has a maturity date of September 6, 2024.
On June 30, 2014, we refinanced the mortgage loan secured by the Four Seasons Washington, D.C. hotel. The principal was reduced to $120.0 million and the annual interest rate was reduced to LIBOR plus 2.25% from LIBOR plus 3.15%. The loan has an initial maturity date of June 30, 2017 with two, one-year extension options, subject to certain conditions.
On May 29, 2014, we refinanced the mortgage loan secured by the Loews Santa Monica Beach Hotel. The principal was increased to $120.0 million and the annual interest rate was reduced to LIBOR plus 2.55% from LIBOR plus 3.85%. The loan has an initial maturity date of May 29, 2017 with four, one-year extension options, subject to certain conditions.
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
In June 2014, we completed an underwritten public offering of common stock by issuing 41.4 million shares at a public offering price of $10.50 per share. After underwriting discounts and commissions and transaction expenses, we raised net proceeds of approximately $416.7 million. These proceeds were used to fund the acquisition of the remaining equity interest in the Hotel del Coronado, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, and for general corporate purposes, including, without limitation, reducing our borrowings under our credit facility arrangements, repaying other debt and funding capital expenditures and working capital.
Interest Rate Swap Terminations. On April 21, 2014, we paid $22.7 million, including accrued and unpaid interest, to terminate all of our remaining interest rate swaps with a combined notional amount of $400.0 million.

Comparison of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014
Operating Results
The following table presents the operating results for the three months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$186,377	$148,874	$37,503	25.2%	$143,893	$138,985	$4,908	3.5%
Food and beverage	134,523	100,028	34,495	34.5%	96,752	91,858	4,894	5.3%
Other hotel operating revenue	34,989	25,942	9,047	34.9%	22,409	23,601	(1,192)	(5.1)%
Lease revenue	1,013	1,319	(306)	(23.2)%	1,013	1,319	(306)	(23.2)%
Total revenues	356,902	276,163	80,739	29.2%	264,067	255,763	8,304	3.2%
Operating Costs and Expenses:
Hotel operating expenses	258,208	199,396	(58,812)	(29.5)%	191,325	184,181	(7,144)	(3.9)%
Lease expense	1,017	1,260	243	19.3%	1,017	1,260	243	19.3%
Depreciation and amortization	40,331	28,058	(12,273)	(43.7)%	26,210	25,367	(843)	(3.3)%
Impairment losses	10,401	—	(10,401)	(100.0)%	10,401	—	(10,401)	(100.0)%
Corporate expenses	6,441	7,198	757	10.5%	—	—	—	—%
Total operating costs and expenses	316,398	235,912	(80,486)	(34.1)%	228,953	210,808	(18,145)	(8.6)%
Operating income	40,504	40,251	253	0.6%	$35,114	$44,955	$(9,841)	(21.9)%
Interest expense, net	(20,693)	(19,537)	(1,156)	(5.9)%
Loss on early extinguishment of debt	(34,211)	—	(34,211)	(100.0)%
Equity in earnings of unconsolidated affiliates	—	826	(826)	(100.0)%
Foreign currency exchange gain (loss)	40	(8)	48	600.0%
Gain on consolidation of affiliates	—	65,349	(65,349)	(100.0)%
Other income, net	40,465	795	39,670	4,989.9%
Income before income taxes and discontinued operations	26,105	87,676	(61,571)	(70.2)%
Income tax expense	(2,452)	(207)	(2,245)	(1,084.5)%
Income from continuing operations	23,653	87,469	(63,816)	(73.0)%
Income from discontinued operations, net of tax	—	604	(604)	(100.0)%
Net income	23,653	88,073	(64,420)	(73.1)%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(67)	(281)	214	76.2%
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(16,888)	217	(17,105)	(7,882.5)%
Net income attributable to SHR	$6,698	$88,009	$(81,311)	(92.4)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$35,114	$44,955	$(9,841)	(21.9)%
Corporate expenses					(6,441)	(7,198)	757	10.5%
Corporate depreciation and amortization					(127)	(123)	(4)	(3.3)%
Non-Same Store Assets operating income					11,958	2,617	9,341	356.9%
Total Portfolio operating income					$40,504	$40,251	$253	0.6%

Rooms. Our Same Store Assets contributed to a $4.9 million, or 3.5%, increase in rooms revenue for the three months ended June 30, 2015 from the three months ended June 30, 2014. The components of RevPAR from our Same Store Assets for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	79.5%	81.3%	(2.2)%
ADR	$310.27	$292.97	5.9%
RevPAR	$246.53	$238.29	3.5%

The increase in RevPAR for the Same Store Assets resulted from a 5.9% increase in ADR offset by a 1.8 percentage-point decline in occupancy. RevPAR increased primarily due to growth in transient and group ADR of 6.9% and 5.6%, respectively, for our Same Store Assets for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Significant ADR increases were noted at the following Same Store Assets: the Four Seasons Silicon Valley hotel due to strong transient demand that helped drive higher transient and group ADR; the Four Seasons Washington, D.C. hotel due to strong group demand for premium rooms that helped drive higher group ADR; the Ritz-Carlton Half Moon Bay hotel due to the hotel replacing lost group room nights from the prior year with higher rated transient rooms; and the Fairmont Chicago hotel due to selling premium rooms to groups and increasing transient and group ADR during periods of high group demand.

RevPAR growth was not as strong as anticipated due to declines in period over period occupancy levels at certain of our Same Store Assets. Poor weather conditions during the second quarter of 2015 impacted transient occupancy during high demand periods in some of our significant markets, including Southern California and Chicago. More specifically, there were notable declines in occupancy at the following Same Store Assets: the Ritz-Carlton Half Moon Bay hotel due to non-repeat groups from 2014 and weak group demand in 2015; the Fairmont Scottsdale Princess hotel due to significant group cancellations in the second quarter of 2015 and large non-repeat groups from 2014; and the Loews Santa Monica Beach hotel due to a weak market in the second quarter of 2015 and demand being impacted by a pool deck renovation at the hotel.
For our Total Portfolio, rooms revenue increased $37.5 million, or 25.2%, for the three months ended June 30, 2015 from the three months ended June 30, 2014. In addition to the increase in the rooms revenue at our Same Store Assets, the increase in our Total Portfolio rooms revenue includes $34.2 million of additional rooms revenue from hotel acquisitions.
The components of RevPAR from our Total Portfolio for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	78.9%	80.8%	(2.4)%
ADR	$323.91	$289.97	11.7%
RevPAR	$255.41	$234.23	9.0%

Food and Beverage. Our Same Store Assets had a $4.9 million, or 5.3%, increase in food and beverage revenue for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, primarily due to an increase in banquet, catering, and audio-visual revenues from strong group spend at many of our Same Store Assets, including significant group spend at the InterContinental Miami hotel, the Fairmont Chicago hotel, and the JW Marriott Essex House Hotel. The InterContinental Miami hotel also had an increase in outlet revenue due to strong volume at its Toro Toro restaurant. For our Total Portfolio, food and beverage revenue increased $34.5 million, or 34.5%, when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014. In addition to the increase in food and beverage revenue at our Same Store Assets, the increase in our Total Portfolio food and beverage revenue includes $31.0 million of additional food and beverage revenue from hotel acquisitions.

Other Hotel Operating Revenue. Our Same Store Assets had a $1.2 million, or 5.1%, decrease in other hotel operating revenue for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, primarily due to a decline in theater revenue at the Marriott Lincolnshire hotel and a decline in cancellation and attrition revenue at the Ritz-Carlton Laguna Niguel hotel. For our Total Portfolio, other hotel operating revenue increased $9.0 million, or 34.9%, when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, which includes $10.7 million of additional other hotel operating revenue from hotel acquisitions.
Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended June 30, 2015 and 2014, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$51,072	$41,268	$(9,804)	(23.8)%	$38,535	$38,371	$(164)	(0.4)%
Food and beverage	88,245	67,077	(21,168)	(31.6)%	65,169	61,720	(3,449)	(5.6)%
Other departmental expenses	86,626	66,238	(20,388)	(30.8)%	63,225	61,350	(1,875)	(3.1)%
Management fees	12,423	9,241	(3,182)	(34.4)%	9,664	8,697	(967)	(11.1)%
Other hotel expenses	19,842	15,572	(4,270)	(27.4)%	14,732	14,043	(689)	(4.9)%
Total hotel operating expenses	$258,208	$199,396	$(58,812)	(29.5)%	$191,325	$184,181	$(7,144)	(3.9)%
Hotel operating expenses for our Same Store Assets increased by $7.1 million, or 3.9%, for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Increases in operating expenses within the food and beverage department include a $5.6 million increase in payroll costs driven by strong banquet and catering volume, partially offset by a $1.3 million decrease in food and beverage acquisition costs. Increases in other departmental expenses include a $0.6 million increase in payroll costs, a $0.3 million increase in information systems costs, a $0.2 million increase in credit card commissions, and a $0.2 million increase in marketing costs. Management fees increased by $1.0 million due to higher gross revenues and improved operating profit at many of our Same Store Assets. Other hotel expenses increased primarily due to increases in real estate taxes.
For our Total Portfolio, hotel operating expenses increased by $58.8 million, or 29.5%, for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, due to the increase in our Same Store Assets as well as $55.2 million of additional hotel operating expenses related to hotel acquisitions.
Depreciation and Amortization. For our Total Portfolio, depreciation and amortization increased $12.3 million, or 43.7%, for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014, primarily due to $12.2 million of additional depreciation and amortization expense from hotel acquisitions.
Impairment Losses. During the three months ended June 30, 2015, we performed an impairment test of long-lived assets related to the Marriott Lincolnshire Resort as a result of a change in the anticipated holding period for this hotel and recorded a non-cash impairment charge of $10.4 million.
Corporate Expenses. Corporate expenses decreased $0.8 million, or 10.5%, for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. Corporate expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and transaction costs. The decrease in corporate expenses primarily relates to significant transaction costs related to loan modifications that were expensed during the second quarter 2014.

Interest Expense, Net. There was a $1.2 million, or 5.9%, increase in interest expense, net for the three months ended June 30, 2015 when compared to the three months ended June 30, 2014. The components of interest expense, net for the three months ended June 30, 2015 and 2014, are summarized as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages	$(16,493)	$(15,314)	$(1,179)	(7.7)%
Credit facility arrangements	(987)	(486)	(501)	(103.1)%
Amortization of deferred financing costs	(932)	(1,147)	215	18.7%
Amortization of debt discount	(40)	(623)	583	93.6%
Amortization of interest rate swap costs	(2,459)	(2,704)	245	9.1%
Mark to market of certain interest rate swaps	—	520	(520)	(100.0)%
Interest income	16	50	(34)	(68.0)%
Capitalized interest	202	167	35	21.0%
Total interest expense, net	$(20,693)	$(19,537)	$(1,156)	(5.9)%
The change in interest expense, net, is primarily due to the following:

•
an increase in mortgage interest due to the consolidation of the mortgage loan secured by the Hotel del Coronado, the assumption of the mortgage loan secured by the Montage Laguna Beach resort, and the new mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel, offset by the repayment of mortgage loans secured by the Fairmont Chicago, Westin St. Francis, Hyatt Regency La Jolla, and the Fairmont Scottsdale Princess hotels, lower annual interest rates resulting from refinancing activity, and the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps in April 2014;

•
an increase in interest related to credit facility arrangements due to a higher average balance outstanding under the credit facility arrangements during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014;

•	a decrease in amortization of debt discount related to the Fairmont Scottsdale Princess hotel, which became fully amortized at March 31, 2015; and

•	an increase in interest expense related to the mark to market of interest rate swaps, which was impacted by the swap terminations that eliminated mark to market gains.
The weighted average debt outstanding for the three months ended June 30, 2015 and 2014 amounted to $1.8 billion and $1.3 billion, respectively. At June 30, 2015, approximately 22.5% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the three months ended ended June 30, 2015, we recognized a loss on early extinguishment of debt of $34.2 million, which includes $32.9 million of prepayment penalties and other fees incurred in connection with the repayments of the mortgage loans secured by the Westin St. Francis and the Fairmont Chicago hotels. Additionally, we wrote off unamortized deferred financing costs related to the mortgage loans secured by the Westin St. Francis hotel, the Fairmont Chicago hotel, and the Hyatt Regency La Jolla hotel, which was repaid upon the sale of the hotel.
Equity in Earnings of Unconsolidated Affiliates. There was no activity related to unconsolidated affiliates for the three months ended June 30, 2015. The change in equity in earnings of unconsolidated affiliates is due to the acquisitions of the remaining equity interests in the Hotel del Coronado Venture in 2014. Subsequent to the acquisition, the operating results of the Hotel del Coronado were consolidated and no longer accounted for using the equity method of accounting.

The following table presents certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates for the three months ended June 30, 2014 (in thousands):

	Hotel del Coronado Venture (1)	Unconsolidated Affiliates in Mexico (2)	Total
Equity in earnings (losses)	$880	$(54)	$826
Depreciation and amortization	1,572	—	1,572
Interest expense	1,518	—	1,518
Income tax expense (benefit)	87	(23)	64

(1)	The Hotel del Coronado Venture is BSK Del Partners, L.P., the owner of the Hotel del Coronado. The Hotel del Coronado Venture became wholly owned by us in June 2014.

(2)	These affiliates include the Four Seasons Residence Club Punta Mita (Four Seasons RCPM) and the Lot H5 Venture.
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
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $39.7 million change in other income, net for the three months ended June 30, 2015, when compared to the three months ended June 30, 2014, is primarily due to the $40.6 million gain recorded on the sale of the Hyatt Regency La Jolla hotel during the three months ended June 30, 2015.
Income Tax Expense. The $2.2 million, or 1,084.5%, increase in income tax expense is due to higher current income tax expense resulting from improved profitability and operations of the hotels as well as higher deferred income tax expense related to the Hotel del Coronado, which was consolidated in June 2014.
Income from Discontinued Operations, Net of Tax. The income from discontinued operations, net of tax, for the three months ended June 30, 2014 represents transaction costs related to the disposition of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel in 2014. Effective January 1, 2015, we adopted new accounting guidance that amends the requirements for reporting discontinued operations. Based on the new guidance, the disposal of the Hyatt Regency La Jolla hotel on May 21, 2015 does not represent a strategic shift that has a major effect on our results of operations; therefore, the results of operations for the Hyatt Regency La Jolla hotel are classified as continuing operations.
Net (Income) Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The change in net (income) loss attributable to noncontrolling interests in consolidated affiliates is primarily due to the gain recorded on the sale of the Hyatt Regency La Jolla hotel for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014
Operating Results

The following table presents the operating results for the six months ended June 30, 2015 and 2014, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$349,241	$251,974	$97,267	38.6%	$241,193	$227,696	$13,497	5.9%
Food and beverage	257,992	170,045	87,947	51.7%	159,717	147,101	12,616	8.6%
Other hotel operating revenue	72,896	46,181	26,715	57.8%	40,329	39,317	1,012	2.6%
Lease revenue	2,044	2,618	(574)	(21.9)%	2,044	2,618	(574)	(21.9)%
Total revenues	682,173	470,818	211,355	44.9%	443,283	416,732	26,551	6.4%
Operating Costs and Expenses:
Hotel operating expenses	500,923	362,741	(138,182)	(38.1)%	335,316	321,120	(14,196)	(4.4)%
Lease expense	2,051	2,518	467	18.5%	2,051	2,518	467	18.5%
Depreciation and amortization	77,995	50,263	(27,732)	(55.2)%	43,296	42,512	(784)	(1.8)%
Impairment losses	10,401	—	(10,401)	(100.0)%	10,401	—	(10,401)	(100.0)%
Corporate expenses	14,709	14,391	(318)	(2.2)%	—	—	—	—%
Total operating costs and expenses	606,079	429,913	(176,166)	(41.0)%	391,064	366,150	(24,914)	(6.8)%
Operating income	76,094	40,905	35,189	86.0%	52,219	50,582	$1,637	3.2%
Interest expense, net	(43,377)	(37,784)	(5,593)	(14.8)%
Loss on early extinguishment of debt	(34,211)	—	(34,211)	(100.0)%
Equity in earnings of unconsolidated affiliates	—	5,271	(5,271)	(100.0)%
Foreign currency exchange loss	(76)	(6)	(70)	(1,166.7)%
Gain on consolidation of affiliates	—	143,466	(143,466)	(100.0)%
Other income, net	40,308	1,218	39,090	3,209.4%
Income before income taxes and discontinued operations	38,738	153,070	(114,332)	(74.7)%
Income tax expense	(2,671)	(246)	(2,425)	(985.8)%
Income from continuing operations	36,067	152,824	(116,757)	(76.4)%
Income from discontinued operations, net of tax	—	159,039	(159,039)	(100.0)%
Net income	36,067	311,863	(275,796)	(88.4)%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(104)	(1,130)	1,026	90.8%
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(13,454)	4,258	(17,712)	(416.0)%
Net income attributable to SHR	$22,509	$314,991	$(292,482)	(92.9)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$52,219	$50,582	$1,637	3.2%
Corporate expenses					(14,709)	(14,391)	(318)	(2.2)%
Corporate depreciation and amortization					(255)	(246)	(9)	(3.7)%
Non-Same Store Assets operating income					38,839	4,960	33,879	683.0%
Total Portfolio operating income					$76,094	$40,905	$35,189	86.0%

Rooms. Our Same Store Assets contributed to a $13.5 million, or 5.9%, increase in rooms revenue for the six months ended June 30, 2015 from the six months ended June 30, 2014. The components of RevPAR from our Same Store Assets for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	75.4%	75.7%	(0.4)%
ADR	$306.69	$288.61	6.3%
RevPAR	$231.15	$218.39	5.8%
The increase in RevPAR for the Same Store Assets resulted from the combination of a 6.3% increase in ADR and a 0.3 percentage-point decrease in occupancy. RevPAR increased primarily due to growth in transient ADR of 6.1% for our Same Store Assets for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Significant contributors to growth in rooms revenue at our Same Store Assets include: the Westin St. Francis hotel, which had increased transient demand over the prior year and strong citywide and self-contained group demand that helped drive higher transient and group ADR, the Four Seasons Silicon Valley hotel, which had strong transient and group demand that helped drive higher transient and group ADR, and the Ritz-Carlton Laguna hotel, which had strong group demand that helped drive higher transient and group ADR. The increase in RevPAR was partially offset by declines in occupancy levels at certain of our Same Store Assets, including the Ritz-Carlton Half Moon Bay hotel due to non-repeat groups from 2014, weak group demand in 2015, and rooms renovation displacement in the first quarter of 2015, and the JW Marriott Essex House Hotel, which has been impacted by additional hotel supply in the New York City market that is putting downward pressure on demand.
For our Total Portfolio, rooms revenue increased $97.3 million, or 38.6%, for the six months ended June 30, 2015 from the six months ended June 30, 2014. In addition to the increase in the rooms revenue at our Same Store Assets, the increase in our Total Portfolio rooms revenue includes $83.3 million of additional rooms revenue from hotel acquisitions.
The components of RevPAR from our Total Portfolio for the six months ended June 30, 2015 and 2014 are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	75.8%	74.9%	1.2%
ADR	$318.42	$282.31	12.8%
RevPAR	$241.36	$211.44	14.2%
Food and Beverage. Our Same Store Assets had a $12.6 million, or 8.6%, increase in food and beverage revenue for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 primarily due to an increase in banquet and catering revenues due to increased banquet volume and strong group spend at many of our Same Store Assets, including the InterContinental Miami hotel, the Fairmont Chicago hotel, and the Ritz-Carlton Laguna Niguel hotel. Additionally, the InterContinental Miami hotel had an increase in outlet revenue due to strong volume at its Toro Toro restaurant. For our Total Portfolio, food and beverage revenue increased $87.9 million, or 51.7%, when comparing the six months ended June 30, 2015 to the six months ended June 30, 2014. In addition to the increase in food and beverage revenue at our Same Store Assets, the increase in our Total Portfolio food and beverage revenue includes $75.5 million of additional food and beverage revenue from hotel acquisitions.
Other Hotel Operating Revenue. For the Total Portfolio, other hotel operating revenue increased $26.7 million, or 57.8%, for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014 primarily due to an additional $26.0 million of other hotel operating revenue from hotel acquisitions.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the six months ended June 30, 2015 and 2014, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$98,937	$74,975	$(23,962)	(32.0)%	$69,733	$68,149	$(1,584)	(2.3)%
Food and beverage	171,319	121,680	(49,639)	(40.8)%	114,047	108,335	(5,712)	(5.3)%
Other departmental expenses	171,350	119,817	(51,533)	(43.0)%	110,241	104,534	(5,707)	(5.5)%
Management fees	23,862	15,019	(8,843)	(58.9)%	15,078	12,866	(2,212)	(17.2)%
Other hotel expenses	35,455	31,250	(4,205)	(13.5)%	26,217	27,236	1,019	3.7%
Total hotel operating expenses	$500,923	$362,741	$(138,182)	(38.1)%	$335,316	$321,120	$(14,196)	(4.4)%
Hotel operating expenses for our Same Store Assets increased by $14.2 million, or 4.4%, for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. Payroll and related costs increased $4.8 million, most notably in the food and beverage department, which had higher banquet volume compared to prior year. Additionally, sales and marketing costs increased $1.2 million, food and beverage acquisition costs increased $1.0 million, travel agent commissions increased $0.3 million, and credit card commissions increased $0.3 million. Management fees increased $2.2 million due to higher gross revenues and improved operating profit at many of our Same Store Assets. The increase in hotel operating expenses was offset by a reduction in real estate taxes, which primarily relates to a real estate tax refund received by the Westin St. Francis hotel during the six months ended June 30, 2015.
For the Total Portfolio, hotel operating expenses increased by $138.2 million, or 38.1%, for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014, due to the increase in our Same Store Assets as well as $126.2 million of additional hotel operating expenses from hotel acquisitions.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $27.7 million, or 55.2%, for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014, primarily due to $27.3 million of additional depreciation and amortization expense from hotel acquisitions.
Impairment Losses. During the six months ended June 30, 2015, we performed an impairment test of long-lived assets related to the Marriott Lincolnshire Resort as a result of a change in the anticipated holding period for this hotel and recorded a non-cash impairment charge of $10.4 million.
Interest Expense, Net. There was a $5.6 million, or 14.8%, increase in interest expense, net for the six months ended June 30, 2015 when compared to the six months ended June 30, 2014. The components of interest expense, net for the six months ended June 30, 2015 and 2014 are summarized as follows (in thousands):

	Six Months Ended June 30,
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages	$(34,509)	$(33,307)	$(1,202)	(3.6)%
Credit facility arrangements	(1,211)	(1,344)	133	9.9%
Amortization of deferred financing costs	(1,827)	(2,438)	611	25.1%
Amortization of debt discount	(690)	(623)	(67)	(10.8)%
Amortization of interest rate swap costs	(5,572)	(3,359)	(2,213)	(65.9)%
Mark to market of certain interest rate swaps	—	2,815	(2,815)	(100.0)%
Interest income	117	77	40	51.9%
Capitalized interest	315	395	(80)	(20.3)%
Total interest expense, net	$(43,377)	$(37,784)	$(5,593)	(14.8)%

The change in interest expense, net, is primarily due to the following:

•
an increase in mortgage interest due to the consolidation of the mortgage loan secured by the Hotel del Coronado, the assumption of the mortgage loan secured by the Montage Laguna Beach resort, and the new mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel, offset by the repayment of mortgage loans secured by the Fairmont Chicago, Westin St. Francis, and Hyatt Regency La Jolla hotels, lower annual interest rates resulting from refinancing activity, and the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps in April 2014; and

•
an increase in interest expense related to the amortization and mark to market related to interest rate swaps, which was impacted by the swap terminations that increased amortization of amounts previously recorded in accumulated other comprehensive loss and also eliminated mark to market gains.

The weighted average debt outstanding for each of the six months ended June 30, 2015 and 2014 amounted to $1.8 billion and $1.2 billion, respectively. At June 30, 2015 approximately 22.5% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the six months ended ended June 30, 2015, we recognized a loss on early extinguishment of debt of $34.2 million, which includes $32.9 million of prepayment penalties and other fees incurred in connection with the repayments of the mortgage loans secured by the Westin St. Francis and the Fairmont Chicago hotels. Additionally, we wrote off unamortized deferred financing costs related to the mortgage loans secured by the Westin St. Francis hotel, the Fairmont Chicago hotel, and the Hyatt Regency La Jolla hotel, which was repaid upon the sale of the hotel.
Equity in Earnings of Unconsolidated Affiliates. There was no activity related to unconsolidated affiliates for the six months ended June 30, 2015. The change in equity in earnings of unconsolidated affiliates is due to the acquisitions of the remaining equity interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture in 2014. Subsequent to each acquisition, the operating results of the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture were consolidated and no longer accounted for using the equity method of accounting.
The following table presents certain components included in the calculation of equity in earnings resulting from our unconsolidated affiliates for the six months ended June 30, 2014 (in thousands):

	Fairmont Scottsdale Princess Venture (1)	Hotel del Coronado Venture	Unconsolidated Affiliates in Mexico	Total
Equity in earnings	$4,846	$600	$(175)	$5,271
Depreciation and amortization	1,551	3,526	—	5,077
Interest expense	168	3,418	1	3,587
Income tax expense	—	(143)	(78)	(221)
(1) The Fairmont Scottsdale Princess Venture is FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C., the owner of the Fairmont Scottsdale Princess hotel. The Fairmont Scottsdale Princess Venture became wholly owned by us in March 2014.
Gain on Consolidation of Affiliates. On March 31, 2014, we acquired the 50% interest in the Fairmont Scottsdale Princess Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $78.1 million for the six months ended June 30, 2014. On June 11, 2014, we acquired the 63.6% interest in the Hotel del Coronado Venture that was not previously owned by us and recorded a gain on consolidation of affiliate of $65.4 million for the six months ended June 30, 2014.
Other Income, Net. Other income, net includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $39.1 million increase in other income, net, is primarily due to the $40.6 million gain recorded on the sale of the Hyatt Regency La Jolla hotel during the six months ended June 30, 2015.
Income Tax Expense. The $2.4 million, or 985.8%, increase in income tax expense is due to higher current income tax expense resulting from improved profitability and operations of the hotels as well as higher deferred income tax expense related to the Hotel del Coronado, which was consolidated in June 2014.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax, decreased by $159.0 million due to gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the six months ended June 30, 2014. Effective January 1, 2015, we adopted new accounting guidance that amends the requirements for reporting discontinued operations. Based on the new guidance, the disposal of the Hyatt Regency La Jolla hotel on May 21, 2015 does not represent a strategic shift that has a major effect on our results of operations; therefore, the results of operations for the Hyatt Regency La Jolla hotel are classified as continuing operations.
Net Income Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net income or loss attributable to the noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. The $1.0 million decrease in net income attributable to the noncontrolling interests in SHR's partnership is due to lower net income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. During the six months ended June 30, 2014, we recorded significant gains related to the consolidation of affiliates and the disposition of two hotels. During the six months ended June 30, 2015, we recorded fewer gains because we only had one hotel disposition. Additionally, we recorded an impairment loss of $10.4 million and loss on early extinguishment of debt of $34.2 million during the six months ended June 30, 2015.
Net (Income) Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The change in net (income) loss attributable to noncontrolling interests is primarily due to the gain recorded on the sale of the Hyatt Regency La Jolla hotel for the six months ended June 30, 2015.
Liquidity and Capital Resources
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	recurring maintenance and capital expenditures necessary to maintain our properties properly.
Capital expenditures for the six months ended June 30, 2015 and 2014 amounted to $45.7 million and $35.6 million, respectively. Included in the June 30, 2015 and 2014 capital expenditure amounts were $0.3 million and $0.4 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2015, we expect to spend approximately $51.5 million on hotel property and equipment replacement projects in accordance with hotel management agreements and approximately $23.0 million to $33.0 million on owner-funded projects, subject to adjustments based on continued evaluation. Major expected capital expenditures include guestroom renovations at the Loews Santa Monica Beach Hotel, the Four Seasons Washington, D.C. hotel and the Westin St. Francis hotel, as well as a 100-room expansion at the Fairmont Scottsdale Princess hotel.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our credit facility arrangements. As of June 30, 2015, we had approximately $16.1 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, we anticipate our $750.0 million senior unsecured credit facility, which includes a $250.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during the next twelve months (see – “Unsecured Credit Facility” below) as long as we are in compliance with financial covenants. Our compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the pool of unencumbered assets that support the unsecured credit facility, which include the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel. As of June 30, 2015, we were in compliance with our financial and other restrictive covenants contained in the unsecured credit facility agreement. As of August 5, 2015, the outstanding borrowings and letters of credit under the unsecured credit facility in the aggregate were $334,000,000, and the available borrowing capacity under the unsecured credit facility was $416,000,000.

We believe that the following measures we have taken should be sufficient to satisfy our liquidity needs for the next 12 months.
On May 27, 2015, we entered into a new $750.0 million senior unsecured credit facility. The unsecured credit facility is comprised of a $450.0 unsecured revolving credit facility and a $300.0 unsecured term loan. The unsecured credit facility contains an accordion feature, which provides the option to increase the borrowing capacity up to $1.0 billion, subject to the satisfaction of customary conditions set forth in the agreement. On May 27, 2015, we also closed a $115.0 million term loan secured by the Ritz-Carlton Half Moon Bay hotel. Simultaneously, we used the proceeds from these transaction to repay the previously outstanding $209.6 million loan secured by the Westin St. Francis hotel and the $93.1 million loan secured by the Fairmont Chicago hotel that were cross-collateralized and set to mature in June 2017. These transactions allowed us to reduce interest expense, lower our overall weighted average cost of debt and increase the weighted average maturity of our debt. We currently have nine unencumbered assets that will allow for increased financing flexibility in future periods.
On May 21, 2015, we, along with our joint venture partner, sold our interest in the Hyatt Regency La Jolla hotel for $118.3 million. The $89.2 million mortgage loan secured by the Hyatt Regency La Jolla hotel was repaid upon the close of the transaction.
In February 2015, we entered into a stock distribution agreement whereby we may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250.0 million by means of ordinary brokers' transactions at market prices or as otherwise agreed to between us and the agents.
In December 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $250.9 million. We used a portion of the proceeds to fund the acquisition of the Four Seasons Resort Scottsdale at Troon North and to redeem all of the issued and outstanding shares of our Series B Preferred Stock in January 2015, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, repaying other debt and funding capital expenditures and working capital. In June 2014, we completed an underwritten public offering of common stock and raised net proceeds of approximately $416.6 million. We used the proceeds to fund the acquisition of the remaining 63.6% interest in the Hotel del Coronado Venture not previously owned by us, to redeem all of the issued and outstanding shares of our Series C Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and for general corporate purposes, including, without limitation, reducing our borrowings under our credit facility arrangements, repaying other debt and funding capital expenditures and working capital.
In December 2014, the Essex House Hotel Venture entered into a new $225.0 million mortgage loan secured by the JW Marriott Essex House Hotel, whereby we reduced the interest rate spread and extended the maturity of the mortgage loan to 2020, assuming extension options are exercised. In August 2014, we entered into a new $115.0 million mortgage loan secured by the InterContinental Miami hotel, whereby we were able to obtain a favorable fixed annual rate and extend the maturity of the mortgage loan to 2024. In May and June 2014, we refinanced the mortgage loans secured by the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel whereby we reduced the interest rate spreads on both loans and staggered and extended maturities to 2021 and 2019, respectively, assuming extension options are exercised (see – “Mortgages payable, net of discount” below).
In March 2014, we sold the Marriott London Grosvenor Square hotel for proceeds of approximately $209.4 million, which included amounts used to repay the outstanding mortgage loan balance, and used the proceeds to acquire the remaining 50.0% equity interest in the Fairmont Scottsdale Princess Venture not previously owned by us.
In February 2014, we sold our interest in the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for proceeds of approximately $206.9 million. We used the proceeds to redeem all of the issued and outstanding shares of our Series A Preferred Stock, which eliminates future preferred dividend distributions related to these shares, and repay indebtedness under our credit facility arrangements.
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our unsecured credit facility (if applicable), the overall economic climate and our improving financial results.

Unsecured credit facility. On May 27, 2015, we entered into a new $750.0 million senior unsecured credit facility. The unsecured credit facility is comprised of a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. The unsecured credit facility contains an accordion feature, which provides the option to increase the borrowing capacity up to $1.0 billion, subject to the satisfaction of customary conditions set forth in the agreement. SH Funding has a letter of credit sub-facility of $60.0 million under the unsecured credit facility. The following summarizes key financial terms and conditions of the unsecured credit facility:

•
interest on the unsecured revolving facility is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan and base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the ratio of consolidated debt to gross asset value (Leverage Ratio) as follows:

Leverage Ratio	Applicable Margin of each LIBOR Loan (% per annum)	Applicable Margin of each Base Rate Loan (% per annum)
Greater than or equal to 60%	2.40%	1.40%
Greater than or equal to 55% but less than 60%	2.15%	1.15%
Greater than or equal to 50% but less than 55%	2.00%	1.00%
Greater than or equal to 45% but less than 50%	1.85%	0.85%
Less than 45%	1.65%	0.65%

•
interest on the unsecured term loan is payable monthly at LIBOR plus an applicable margin in the case of each LIBOR loan and base-rate plus an applicable margin in the case of each base rate loan whereby the applicable margins are dependent on the Leverage Ratio as follows:

Leverage Ratio	Applicable Margin of each LIBOR Loan (% per annum)	Applicable Margin of each Base Rate Loan (% per annum)
Greater than or equal to 60%	2.35%	1.35%
Greater than or equal to 55% but less than 60%	2.10%	1.10%
Greater than or equal to 50% but less than 55%	1.95%	0.95%
Greater than or equal to 45% but less than 50%	1.80%	0.80%
Less than 45%	1.60%	0.60%

•
an unused commitment fee is payable monthly under the unsecured revolving facility based on the unused revolver balance at a rate of 0.30% per annum in the event that the unsecured revolving facility usage is less than 50% and a rate of 0.20% per annum in the event that the unsecured revolving facility usage is equal to or greater than 50%;

•	the maturity date of both the unsecured revolving facility and the unsecured term loan is May 27, 2020;

•
the unsecured credit facility requires that SH Funding own, at all times, a minimum of five unencumbered assets, exclusive of assets located in Mexico, and is initially supported by a pool of unencumbered assets that currently consists of the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort, the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel;

•	the borrowing capacity under the unsecured revolving facility is reduced by any amounts previously borrowed and not repaid and any outstanding letters of credit;

•
financial covenants include: (a) minimum corporate fixed charge coverage of 1.50, (b) maximum corporate leverage of 60%, (c) maximum secured leverage of 50%; (d) maximum secured recourse leverage of 10%, (e) maximum unsecured leverage of 60%, (f) minimum unsecured interest coverage of 2.00, and (g) minimum tangible net worth of approximately $1.8 billion, excluding goodwill and currency translation adjustments, plus an amount equal to 75% of the net proceeds of any new issuances of our common stock, which is not used to reduce indebtedness or used in a transaction or series of transactions to redeem outstanding capital stock; and

•	restrictions on SHR and SH Funding’s ability to pay dividends.

Notwithstanding the dividend restrictions, for so long as the Company qualifies, or has taken all other actions necessary to qualify as a REIT, SH Funding may authorize, declare, and pay quarterly cash dividends to the Company when and to the extent necessary for the Company to distribute cash dividends to its stockholders generally in an aggregate amount not to exceed the minimum amount necessary for the Company to maintain its tax status as a REIT, unless certain events of default exist.
Other terms and conditions exist including a limitation on mortgaging the unencumbered assets and limitations on the Company's ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock.
Mortgages payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities related to mortgages payable, net of discount as of June 30, 2015 (in thousands):

	Balance as of June 30, 2015	Remainder of 2015	2016	2017	2018	2019	Thereafter
Mortgages payable
Hotel del Coronado, LIBOR plus 3.65%	$475,000	$—	$475,000	$—	$—	$—	$—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	120,000	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	120,000	—	—	—
JW Marriott Essex House Hotel, LIBOR plus 2.95%	225,000	—	—	—	225,000	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 2.40%	115,000	—	—	—	—	—	115,000
InterContinental Miami, 3.99%	115,000	—	—	—	—	—	115,000
Montage Laguna Beach, 3.90%	150,000	—	—	884	2,723	2,831	143,562
InterContinental Chicago, 5.61%	141,618	1,126	2,040	2,182	2,310	2,445	131,515
Total mortgages payable(1)	1,461,618	$1,126	$477,040	$243,066	$230,033	$5,276	$505,077
Unamortized discount	(981)
Total mortgages payable, net of discount	$1,460,637

(1)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at June 30, 2015.
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, debt refinancings, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our unsecured credit facility may impose certain conditions or restrictions in connection therewith.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, credit facility arrangements, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. Credit markets have improved and access to mortgage and corporate level debt is more readily available. However, the capital markets can be volatile and there are no guarantees our maturing debt will be readily refinanced. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically, including market perceptions regarding the Company. We will continue to analyze which source of capital is most advantageous to us at any particular point in time, but equity and debt financing may not be consistently available to us on terms that are attractive or at all.

Equity Securities
As of June 30, 2015, we had 2,781,074 RSUs and performance-based RSUs outstanding, of which 1,001,550 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2014 to June 30, 2015 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2014	267,435,799	793,618	268,229,417
RSUs and performance-based RSUs redeemed for shares of our common stock	711,369	—	711,369
Common stock issued	7,347,539	—	7,347,539
Outstanding at June 30, 2015	275,494,707	793,618	276,288,325
Cash Flows
Operating Activities. Net cash provided by operating activities was $74.1 million for the six months ended June 30, 2015 compared to net cash provided by operating activities of $23.6 million for the six months ended June 30, 2014. Cash flows from operations increased from 2014 to 2015 primarily due to increased operating income at many of our Same Store Assets, operating income generated by newly acquired hotels, a reduction in income taxes paid, which was significantly higher in the prior year due to income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and adjacent La Solana land parcel, and a reduction in cash interest paid.
Investing Activities. Net cash used in investing activities was $226.6 million for the six months ended June 30, 2015 and net cash provided by investing activities was $89.4 million for the six months ended June 30, 2014. The significant investing activities during these periods are summarized below:

•
We acquired the Four Seasons Hotel Austin for a cash payment of $196.3 million and partially funded the acquisition of the Montage Laguna Beach resort with a cash payment of $110.3 million during the six months ended June 30, 2015. We acquired the 50% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture not previously owned by us for aggregate cash payments of $300.6 million during the six months ended June 30, 2014.

•
We sold the Hyatt Regency La Jolla hotel for sales proceeds of $118.3 million during the six months ended June 30, 2015. The proceeds received from the sale of the Hyatt Regency La Jolla hotel includes amounts used to repay the related mortgage loan balance. We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $206.9 million, of which $203.2 million was received during the six months ended June 30, 2014, and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $209.4 million, of which $208.3 million was received during the six months ended June 30, 2014. The proceeds received from the sale of the Marriott London Grosvenor Square hotel includes amounts used to repay the related outstanding mortgage loan balance.

•	We received cash from unconsolidated affiliates of $2.2 million during the six months ended June 30, 2014.

•
We sold unrestricted cash of $2.2 million through the disposition of the Hyatt Regency La Jolla hotel during the six months ended June 30, 2015. We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the six months ended June 30, 2014.

•
We acquired unrestricted cash of $8.9 million through our acquisitions of the Four Seasons Hotel Austin and the Montage Laguna Beach resort during the six months ended June 30, 2015 and acquired unrestricted cash of $22.2 million through our acquisitions of the 50% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture during the six months ended June 30, 2014.

•	We disbursed $45.7 million and $35.6 million during the six months ended June 30, 2015 and 2014, respectively, for capital expenditures primarily related to room renovations.

•	Restricted cash and cash equivalents decreased by $0.8 million during the six months ended June 30, 2015 and decreased by $5.4 million during the six months ended June 30, 2014.

Financing Activities. Net cash used in financing activities was $191.4 million for the six months ended June 30, 2015 and net cash provided by financing activities was $49.8 million for the six months ended June 30, 2014. The significant financing activities during these periods are summarized below:

•	We received proceeds from an underwritten public offering of common stock, net of offering costs, of approximately $416.8 million during the six months ended June 30, 2014.

•
We paid $90.4 million to redeem all of the issued and outstanding shares of our Series B Preferred Stock during the six months ended June 30, 2015, and we paid $103.8 million to redeem all of the issued and outstanding shares of our Series A Preferred Stock during the six months ended June 30, 2014.

•	We distributed $0.1 million and $10.0 million to our preferred shareholders during the six months ended June 30, 2015 and 2014, respectively.

•
We had net borrowings of $344.0 million under our credit facility arrangements during the six months ended June 30, 2015. We made net payments of $110.0 million on our credit facility arrangements during the six months ended June 30, 2014.

•	We made net payments of $394.8 million and $118.1 million on mortgages during the six months ended June 30, 2015 and 2014, respectively.

•	We paid distributions of $40.8 million to holders of noncontrolling interests in consolidated affiliates during the six months ended June 30, 2015.

•	We paid $6.2 million and $4.2 million in financing costs that were deferred during the six months ended June 30, 2015 and 2014, respectively.

•	We paid $22.3 million to terminate interest rate swaps during the six months ended June 30, 2014.

•	We received contributions of $2.5 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the six months ended June 30, 2014.
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
Our board of directors will continue to evaluate the dividend policy in light of the REIT provisions of the Tax Code, restrictions under our unsecured credit facility, the overall economic climate and our improving financial results.

Contractual Obligations
The following table summarizes our future payment obligations and commitments as of June 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,805,618	$1,126	$720,106	$235,309	$849,077
Interest on long-term debt obligations (3)	213,488	30,244	82,651	54,137	46,456
Operating lease obligations—ground leases and office space	131,483	1,670	6,563	5,500	117,750
Operating leases—Marriott Hamburg (4)	64,056	2,135	8,541	8,541	44,839
Purchase commitments (5)	24,558	21,330	3,228	—	—
Total	$2,239,203	$56,505	$821,089	$303,487	$1,058,122

(1)	These amounts represent obligations that are due within fiscal year 2015.

(2)	Long-term debt obligations include our credit facility arrangements and mortgages and exclude the unamortized discount. Maturity dates do not include extension options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at June 30, 2015.

(4)
On May 7, 2015, we entered into an agreement with an unaffiliated third party, whereby we agreed to transfer our leasehold interests in the Marriott Hamburg hotel to such unaffiliated third party. When the transaction closes, we will be released from all obligations under the lease arrangements. The transaction is expected to close in the third quarter of 2015.

(5)	Amounts include executed construction contracts.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of June 30, 2015, $47.7 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
Off-Balance Sheet Arrangements
Fairmont Scottsdale Princess Venture
We had a 50% ownership interest in FMT Scottsdale Holdings, L.L.C. and Walton/SHR FPH Holdings, L.L.C. (together, the Fairmont Scottsdale Princess Venture), which owns the Fairmont Scottsdale Princess hotel, and accounted for our investment under the equity method of accounting. On March 31, 2014, we acquired the remaining 50% interest in the Fairmont Scottsdale Princess Venture that was previously owned by our joint venture partner.
Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million for the six months ended June 30, 2014.
Hotel del Coronado Venture
We had a 36.4% ownership interest in BSK Del Partners, L.P. (the Hotel del Coronado Venture), which owns the Hotel del Coronado, and accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by our joint venture partner.
Our equity in earnings of the Hotel del Coronado Venture was $0.6 million for the six months ended June 30, 2014.

Four Seasons RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. We account for this investment under the equity method of accounting. At June 30, 2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $3.4 million. Our equity in losses of the unconsolidated affiliate was $0.2 million for the six months ended June 30, 2014.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At June 30, 2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $19.4 million. We had no equity in earnings of the unconsolidated affiliate related to the Lot H5 Venture for the six months ended June 30, 2015 and 2014.
Related Party Transactions
We have in the past engaged in transactions with related parties. See "Item 1. Financial Statements - 13. Related Party Transactions" for a discussion of our transactions with related parties.
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
New Accounting Guidance

See "Item1. Financial Statements—2. Summary of Significant Accounting Policies—New Accounting Guidance."
Non-GAAP Financial Measures
We present five non-GAAP financial measures that we believe are useful to management and investors as key measures of our operating performance: FFO attributable to SHR common shareholders; FFO—Fully Diluted; Comparable FFO; EBITDA; and Comparable EBITDA. Amounts presented in accordance with our definitions of FFO attributable to SHR common shareholders, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may not be comparable to similar measures disclosed by other companies, since not all companies calculate these non-GAAP measures in the same manner. FFO attributable to SHR common shareholders, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA should not be considered as an alternative measure of our net income (loss) or operating performance. FFO attributable to SHR common shareholders, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA may include funds that may not be available for our discretionary use due to functional requirements to conserve funds for capital expenditures and property acquisitions and other commitments and uncertainties. Although we believe that FFO attributable to SHR common shareholders, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA can enhance the understanding of our financial condition and results of operations, these non-GAAP financial measures, when viewed individually, are not necessarily better indicators of any trend as compared to comparable GAAP measures such as net income (loss) attributable to SHR common shareholders. In addition, adverse economic and market conditions might negatively impact our cash flow. We have provided a quantitative reconciliation of FFO attributable to SHR common shareholders, FFO—Fully Diluted, Comparable FFO, EBITDA, and Comparable EBITDA to the most directly comparable GAAP financial performance measure, which is net income (loss) attributable to SHR common shareholders.
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

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to SHR common shareholders	$6,698	$80,840	$22,509	$297,998
Depreciation and amortization—continuing operations	40,331	28,058	77,995	50,263
Depreciation and amortization—discontinued operations	—	—	—	1,275
Interest expense—continuing operations	20,709	19,587	43,494	37,861
Interest expense—discontinued operations	—	—	—	1,326
Income taxes—continuing operations	2,452	207	2,671	246
Income taxes—discontinued operations	—	—	—	833
Income taxes—sale of assets	—	—	—	20,451
Net income attributable to noncontrolling interests in SHR's operating partnership (1)	67	281	104	1,130
Adjustments attributable to noncontrolling interests in consolidated affiliates (2)	(3,209)	(3,939)	(7,046)	(7,614)
Adjustments attributable to unconsolidated affiliates (3)	—	3,153	—	8,443
Preferred shareholder dividends	—	7,169	—	16,993
EBITDA	67,048	135,356	139,727	429,205
Realized portion of deferred gain on sale leaseback	(43)	(54)	(87)	(107)
Gain on sale of assets—continuing operations	(40,613)	(767)	(40,613)	(767)
Gain on sale of assets—discontinued operations	—	(604)	—	(176,880)
Gain on consolidation of affiliates	—	(65,349)	—	(143,466)
Impairment losses	10,401	—	10,401	—
Loss on early extinguishment of debt—continuing operations	34,211	—	34,211	—
Loss on early extinguishment of debt—discontinued operations	—	—	—	272
Foreign currency exchange (gain) loss—continuing operations	(40)	8	76	6
Foreign currency exchange gain—discontinued operations	—	—	—	(32)
Hotel acquisition costs	346	—	1,066	—
Non-cash interest rate derivative activity	30	—	146	—
Amortization of below market hotel management agreement	513	108	1,026	108
Activist shareholder costs	—	104	—	1,637
Adjustments attributable to noncontrolling interests in consolidated affiliates (4)	16,559	109	16,559	109
Comparable EBITDA	$88,412	$68,911	$162,512	$110,085

(1)
EBITDA is presented on a full participation basis, which means we have assumed conversion of all redeemable noncontrolling interests in SHR's operating partnership into shares of SHR's common stock. This adjustment reverses the net income that was allocated to the noncontrolling interests in SHR's operating partnership.

(2)
This adjustment represents the portion of interest expense, income taxes and depreciation and amortization attributable to the noncontrolling interests in affiliates that are consolidated but not wholly owned by us.

(3)	This adjustment represents our portion of interest expense, income taxes and depreciation and amortization related to affiliates that are not consolidated.

(4)
This adjustment represents the portion of gains or losses from sales of depreciable property and the portion of loss on early extinguishment of debt attributable to the noncontrolling interests in affiliates that are consolidated but not wholly owned by us.

FFO Attributable to SHR Common Shareholders, FFO-Fully Diluted, and Comparable FFO
We compute FFO attributable to SHR common shareholders in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT. NAREIT adopted a definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. NAREIT defines FFO as net income (loss) (computed in accordance with GAAP) excluding losses or gains from sales of depreciable property, impairment of depreciable real estate, real estate-related depreciation and amortization, and our portion of these items related to unconsolidated affiliates. We also present FFO—Fully Diluted, which is FFO attributable to SHR common shareholders plus income or loss on income attributable to redeemable noncontrolling interests of our operating partnership. We also present Comparable FFO, which is FFO—Fully Diluted excluding the impact of any gains or losses on early extinguishment of debt, impairment losses on non-depreciable assets, foreign currency exchange gains or losses and certain other charges that are highly variable from year to year.
We believe that the presentation of FFO attributable to common shareholders, FFO—Fully Diluted and Comparable FFO provides useful information to management and investors regarding our results of operations because they are measures of our ability to fund capital expenditures and expand our business. In addition, FFO is widely used in the real estate industry to measure operating performance without regard to items such as depreciation and amortization.

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to SHR common shareholders	$6,698	$80,840	$22,509	$297,998
Depreciation and amortization—continuing operations	40,331	28,058	77,995	50,263
Depreciation and amortization—discontinued operations	—	—	—	1,275
Corporate depreciation	(127)	(123)	(255)	(246)
Gain on sale of assets—continuing operations	(40,613)	(767)	(40,613)	(767)
Gain on sale of assets, net of tax—discontinued operations	—	(604)	—	(156,429)
Gain on consolidation of affiliates	—	(65,349)	—	(143,466)
Realized portion of deferred gain on sale leaseback	(43)	(54)	(87)	(107)
Adjustments attributable to noncontrolling interests in SHR's operating partnership (1)	(116)	(95)	(226)	(193)
Adjustments attributable to noncontrolling interests in consolidated affiliates (2)	14,801	(1,971)	12,558	(3,806)
Adjustments attributable to unconsolidated affiliates (3)	—	1,571	—	5,077
FFO attributable to SHR common shareholders	20,931	41,506	71,881	49,599
Adjustments attributable to noncontrolling interests in SHR's operating partnership - other (4)	183	376	330	1,323
FFO – Fully Diluted	21,114	41,882	72,211	50,922
Impairment losses	10,401	—	10,401	—
Non-cash interest rate derivative activity	2,489	2,184	5,718	(110)
Loss on early extinguishment of debt—continuing operations	34,211	—	34,211	—
Loss on early extinguishment of debt—discontinued operations	—	—	—	272
Foreign currency exchange (gain) loss—continuing operations	(40)	8	76	6
Foreign currency exchange gain—discontinued operations	—	—	—	(32)
Amortization of debt discount	40	623	690	623
Amortization of below market hotel management agreement	513	108	1,026	108
Hotel acquisition costs	346	—	1,066	—
Activist shareholder costs	—	104	—	1,637
Excess of redemption price over carrying amount of redeemed preferred stock	—	3,203	—	6,912
Adjustments attributable to noncontrolling interests in consolidated affiliates (5)	(90)	—	(90)	—
Comparable FFO	$68,984	$48,112	$125,309	$60,338

(1)	This adjustment represents the portion of depreciation and amortization attributable to the redeemable noncontrolling interests in our operating partnership.

(2)
This adjustment represents the portion of depreciation and amortization and gains or losses from sales of depreciable property that are attributable to the noncontrolling interests in affiliates that are consolidated but not wholly owned by us.

(3)	This adjustment represents our portion of the depreciation and amortization related to affiliates that are not consolidated.

(4)	This adjustment represents amounts other than depreciation and amortization that are attributable to the redeemable noncontrolling interests in our operating partnership.

(5)	This adjustment represents the portion of loss on early extinguishment of debt that is attributable to the noncontrolling interests in affiliates that are consolidated but not wholly owned by us.

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
See “Item 1. Financial Statements – 11. Derivatives” for information on our interest rate cap agreements outstanding as of June 30, 2015.
As of June 30, 2015, our total outstanding mortgages and indebtedness under the unsecured credit facility totaled approximately $1.8 billion, of which approximately 22.5% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually.
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
Currency Exchange Risk
As we have international operations, currency exchange risk arises as a normal part of our business. In particular, we are subject to fluctuations due to changes in foreign exchange as is relates to our leasehold interest in the Marriott Hamburg hotel, which uses the euro. For the six months ended June 30, 2015, approximately 0.3% of our total revenues were generated from the Marriott Hamburg hotel. As a result, fluctuations in the value of foreign currency against the U.S. dollar do not have a significant impact on our reported results. On May 7, 2015, we entered into an agreement with an unaffiliated third party, whereby we agreed to transfer our leasehold interests in the Marriott Hamburg hotel to such unaffiliated third party. When the transaction closes, we will be released from all obligations under the lease arrangements. The transaction is expected to close in the third quarter of 2015.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of June 30, 2015, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

STRATEGIC HOTELS & RESORTS, INC.
August 6, 2015	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

August 6, 2015	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

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

	3.1.c	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on May 19, 2010 and incorporated herein by reference).

	3.1.d	Articles of Amendment (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on April 19, 2012 and incorporated herein by reference).

	3.2	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on November 18, 2008 and incorporated herein by reference).

*	10.1	Purchase and Sale Agreement, effective as of May 1, 2015, by and between SHR Austin, LLC and PR LCP Austin Hotel TH LLC.

*	10.2
Amended and Restated Senior Unsecured Credit Agreement, dated as of May 27, 2015, by and among Strategic Hotel Funding, L.L.C., Deutsche Bank AG New York Branch, as administrative agent, and the various financial institutions that are or may become parties thereto.

*	10.3	Loan and Security Agreement, dated as of May 27, 2015, by and among SHC Half Moon Bay, LLC, Deutsche Bank AG New York Branch and the lenders from time to time party thereto.

*	31.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Diane M. Morefield, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**	32.1	Certification of Raymond L. Gellein, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	32.2	Certification of Diane M. Morefield, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	99.1	Disclosure Regarding Forward-Looking Statements and Risk Factors.

*	101.INS	XBRL Instance Document***

*	101.SCH	XBRL Taxonomy Extension Schema Document***

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.