Form 10-Q
period 2015-09-30
STRATEGIC HOTELS & RESORTS, INC
filed 2015-11-05
CIK 1057436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
______________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
The number of shares of common stock (par value $0.01 per share) of the registrant outstanding as of November 4, 2015 was 282,090,156.

STRATEGIC HOTELS & RESORTS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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
This report (and Exhibit 99.1 hereto) contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us, including Fairmont®, Four Seasons®, Hyatt®, InterContinental®, JW Marriott®, Loews®, Marriott®, Montage®, Ritz-Carlton® and Westin®. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any liability or responsibility for any financial statements, projections or other financial information or other information contained in this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30, 2015	December 31, 2014
Assets
Investment in hotel properties, net*	$3,248,230	$2,828,400
Goodwill	21,629	38,128
Intangible assets, net of accumulated amortization of $14,217 and $7,288	91,502	94,324
Assets held for sale	24,674	—
Investment in unconsolidated affiliates	21,010	22,850
Cash and cash equivalents*	128,000	442,613
Restricted cash and cash equivalents*	77,657	81,510
Accounts receivable, net of allowance for doubtful accounts of $563 and $492*	68,414	51,382
Deferred financing costs, net of accumulated amortization of $9,206 and $7,814*	13,873	11,440
Deferred tax assets	769	1,729
Prepaid expenses and other assets*	49,164	46,781
Total assets	$3,744,922	$3,619,157
Liabilities, Noncontrolling Interests and Equity
Liabilities:
Mortgages payable, net of discount*	$1,460,206	$1,705,778
Credit facility, including an unsecured term loan of $300,000 and $0	302,000	—
Liabilities of assets held for sale	6,499	—
Accounts payable and accrued expenses*	255,645	224,505
Preferred stock redemption liability	—	90,384
Distributions payable	—	104
Deferred tax liabilities	46,117	46,137
Total liabilities	2,070,467	2,066,908
Commitments and contingencies (see note 14)
Noncontrolling interests in SHR’s operating partnership	10,944	10,500
Equity:
SHR’s shareholders’ equity:
Common stock ($0.01 par value per share; 350,000,000 shares of common stock authorized; 282,090,156 and 267,435,799 shares of common stock issued and outstanding)	2,821	2,674
Additional paid-in capital	2,508,756	2,348,284
Accumulated deficit	(844,699)	(890,469)
Accumulated other comprehensive loss	(5,131)	(13,032)
Total SHR’s shareholders’ equity	1,661,747	1,447,457
Noncontrolling interests in consolidated affiliates	1,764	94,292
Total equity	1,663,511	1,541,749
Total liabilities, noncontrolling interests and equity	$3,744,922	$3,619,157
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(In Thousands)

	September 30, 2015	December 31, 2014
*Consolidated Variable Interest Entity's Assets and Liabilities included in the above balances (see note 6):
Investment in hotel properties, net	$—	$336,243
Cash and cash equivalents	—	62,064
Restricted cash and cash equivalents	—	3,746
Accounts receivable, net of allowance for doubtful accounts of $0 and $49	—	4,920
Deferred financing costs, net of accumulated amortization of $0 and $0	—	3,899
Prepaid expenses and other assets	—	14,603
Mortgages payable	—	225,000
Accounts payable and accrued expenses	—	10,228
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rooms	$198,114	$176,133	$547,355	$428,107
Food and beverage	115,296	96,642	373,288	266,687
Other hotel operating revenue	40,346	31,224	113,242	77,405
Lease revenue	678	1,264	2,722	3,882
Total revenues	354,434	305,263	1,036,607	776,081
Operating Costs and Expenses:
Rooms	52,968	48,197	151,905	123,172
Food and beverage	83,412	70,965	254,731	192,645
Other departmental expenses	89,068	74,640	260,418	194,457
Management fees	11,578	9,970	35,440	24,989
Other hotel expenses	21,688	17,998	57,143	49,248
Lease expense	682	1,215	2,733	3,733
Depreciation and amortization	39,633	32,932	117,628	83,195
Impairment losses	2,325	—	12,726	—
Corporate expenses	10,709	5,405	25,418	19,796
Total operating costs and expenses	312,063	261,322	918,142	691,235
Operating income	42,371	43,941	118,465	84,846
Interest expense	(18,575)	(21,844)	(62,069)	(59,705)
Interest income	3	46	120	123
Loss on early extinguishment of debt	—	(609)	(34,211)	(609)
Equity in (losses) earnings of unconsolidated affiliates	—	(4)	—	5,267
Foreign currency exchange gain (loss)	4	(69)	(72)	(75)
(Loss) gain on consolidation of affiliates	—	(15)	—	143,451
Other income (expenses), net	2,746	(136)	43,054	1,082
Income before income taxes and discontinued operations	26,549	21,310	65,287	174,380
Income tax expense	(3,857)	(370)	(6,528)	(616)
Income from continuing operations	22,692	20,940	58,759	173,764
Income from discontinued operations, net of tax	—	63	—	159,102
Net Income	22,692	21,003	58,759	332,866
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(65)	(67)	(169)	(1,197)
Net loss (income) attributable to the noncontrolling interests in consolidated affiliates	634	1,854	(12,820)	6,112
Net Income Attributable to SHR	23,261	22,790	45,770	337,781
Preferred shareholder dividends	—	(1,802)	—	(18,795)
Net Income Attributable to SHR Common Shareholders	$23,261	$20,988	$45,770	$318,986
Amounts Attributable to SHR:
Income from continuing operations	$23,261	$22,727	$45,770	$179,287
Income from discontinued operations	—	63	—	158,494
Net income	$23,261	$22,790	$45,770	$337,781
Basic Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.08	$0.08	$0.17	$0.71
Income from discontinued operations attributable to SHR common shareholders	—	—	—	0.70
Net income attributable to SHR common shareholders	$0.08	$0.08	$0.17	$1.41
Weighted average shares of common stock outstanding	279,579	248,509	276,580	225,932
Diluted Income Per Common Share:
Income from continuing operations attributable to SHR common shareholders	$0.08	$0.07	$0.16	$0.65
Income from discontinued operations attributable to SHR common shareholders	—	—	—	0.67
Net income attributable to SHR common shareholders	$0.08	$0.07	$0.16	$1.32
Weighted average shares of common stock outstanding	282,659	260,257	278,583	237,680

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$22,692	$21,003	$58,759	$332,866
Other comprehensive income:
Foreign currency exchange translation adjustments	(4)	(40)	(130)	18,739
Reclassification of amounts from accumulated other comprehensive loss to net income and effective portion of mark to market adjustments related to cash flow hedges	2,459	3,114	8,031	6,604
Other comprehensive income	2,455	3,074	7,901	25,343
Comprehensive Income	25,147	24,077	66,660	358,209
Comprehensive income attributable to the noncontrolling interests in SHR’s operating partnership	(72)	(77)	(192)	(1,290)
Comprehensive loss (income) attributable to the noncontrolling interests in consolidated affiliates	634	1,854	(12,820)	6,112
Comprehensive Income Attributable to SHR	$25,709	$25,854	$53,648	$363,031
See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$58,759	$332,866
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Deferred income tax expense	959	642
Depreciation and amortization	117,628	84,470
Amortization of deferred financing and other costs	13,124	11,761
Non-cash impairment losses	12,726	—
Loss on early extinguishment of debt	1,212	881
Equity in earnings of unconsolidated affiliates	—	(5,267)
Share-based compensation	5,598	4,330
Gain on consolidation of affiliates	—	(143,451)
Gain on disposal of assets, net of tax	(43,274)	(156,492)
Income tax on sale of assets	—	(20,451)
Foreign currency exchange loss	72	43
Recognition of deferred gains	(116)	(159)
Mark to market of derivative financial instruments	152	(2,961)
Increase in accounts receivable	(16,590)	(2,063)
Increase in prepaid expenses and other assets	(2,950)	(1,828)
Increase in accounts payable and accrued expenses	24,067	7,078
Net cash provided by operating activities	171,367	109,399
Investing Activities:
Acquisition of hotel and other investments	(306,577)	(305,498)
Proceeds from sales of assets	118,293	416,100
Cash received from unconsolidated affiliates	1,840	2,221
Unrestricted cash sold	(2,226)	(15,634)
Unrestricted cash acquired	8,994	22,160
Capital expenditures	(68,060)	(55,155)
Decrease (increase) in restricted cash and cash equivalents	1,063	(5,438)
Net cash (used in) provided by investing activities	(246,673)	58,756
Financing Activities:
Proceeds from issuance of common stock	—	434,700
Equity issuance costs	(616)	(18,052)
Preferred stock redemption	(90,391)	(199,489)
Borrowings under credit facility arrangements	535,000	148,000
Payments on credit facility arrangements	(233,000)	(258,000)
Proceeds from mortgages	115,000	127,000
Payments on mortgages	(510,253)	(215,592)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	5,723
Debt financing costs	(6,475)	(5,392)
Interest rate swap termination	—	(22,325)
Distributions to preferred shareholders	(104)	(11,883)
Distributions to holders of noncontrolling interests in consolidated affiliates	(43,741)	(7)
Other financing activities	(2,609)	(1,034)
Net cash used in financing activities	(237,189)	(16,351)
Effect of exchange rate changes on cash	(164)	43
Net change in cash and cash equivalents	(312,659)	151,847
Change in cash of assets held for sale	(1,954)	8,903
Cash and cash equivalents, beginning of period	442,613	73,655
Cash and cash equivalents, end of period	$128,000	$234,405

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES (SHR)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Fair value of shares of SHR common stock issued for acquisition of noncontrolling interest in consolidated affiliate (see notes 6 and 10)	$90,621	$—
Fair value of shares of SHR common stock issued for acquisition of interest in hotel property (see note 3)	$101,396	$—
Assumption of mortgage loans - hotel investment acquisition (see note 3)	$148,951	$589,507
Gain on mark to market of derivative instruments (see note 11)	$—	$(2,781)
Increase (decrease) in capital expenditures recorded as liabilities	$7,144	$(2,687)
Cash Paid For:
Interest, net of interest capitalized	$50,073	$53,596
Income taxes, net of refunds	$4,459	$21,776

See accompanying notes to unaudited condensed consolidated financial statements.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. GENERAL
Strategic Hotels & Resorts, Inc. (SHR and, together with its subsidiaries, the Company) was incorporated in January 2004 to acquire and asset-manage upper upscale and luxury hotels that are subject to long-term management contracts. As of September 30, 2015, the Company’s portfolio included 17 full-service hotel interests located in urban and resort markets in the United States of America. The Company considers each hotel to be a separate operating segment because the Company allocates resources and assesses performance on an individual hotel basis. The Company aggregates the individual hotels into one reportable business segment, hotel ownership.
SHR operates as a self-administered and self-managed real estate investment trust (REIT), which means that it is managed by its board of directors and executive officers. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. For SHR to continue to qualify as a REIT, it cannot operate hotels; instead it employs internationally known hotel management companies to operate its hotels under management contracts. SHR conducts its operations through its direct and indirect subsidiaries, including its operating partnership, Strategic Hotel Funding, L.L.C. (SH Funding), which currently holds substantially all of the Company’s assets. SHR is the sole managing member of SH Funding and holds approximately 99.7% of its membership units as of September 30, 2015. SHR manages all business aspects of SH Funding, including the sale and purchase of hotels, the investment in these hotels and the financing of SH Funding and its assets.
As of September 30, 2015, SH Funding owned interests in the following 17 hotels:

1. Fairmont Chicago	10. InterContinental Miami
2. Fairmont Scottsdale Princess (a)	11. JW Marriott Essex House Hotel (c)
3. Four Seasons Hotel Austin	12. Loews Santa Monica Beach Hotel
4. Four Seasons Jackson Hole	13. Marriott Lincolnshire Resort (d)
5. Four Seasons Resort Scottsdale at Troon North	14. Montage Laguna Beach
6. Four Seasons Silicon Valley	15. Ritz-Carlton Half Moon Bay
7. Four Seasons Washington, D.C.	16. Ritz-Carlton Laguna Niguel
8. Hotel del Coronado (b)	17. Westin St. Francis
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

(c)	The Company owns 100% of this property after acquiring its joint venture partner's noncontrolling interest on July 24, 2015 (see notes 6 and 10).

(d)	This property is subject to a ground lease arrangement. On August 19, 2015, the Company entered into an agreement to sell this property (see notes 4 and 5).

Agreement and Plan of Merger:

On September 4, 2015, SHR and SH Funding (together with SHR, the Company Parties), entered into an Agreement and Plan of Merger (the Merger Agreement) with BRE Diamond Hotel Holdings LLC, a Delaware limited liability company (BRE Holdings), BRE Diamond Hotel LLC, a Delaware limited liability company whose sole member is BRE Holdings (Merger Sub), and BRE Diamond Hotel Acquisition LLC, a Delaware limited liability company whose sole member is Merger Sub (Merger Opco). BRE Holdings, Merger Sub and Merger Opco (collectively, the Buyer Parties) are affiliates of Blackstone Real Estate Partners VIII L.P. (BRE Partnership VIII), an affiliate of The Blackstone Group L.P. (Blackstone).

Pursuant to the Merger Agreement, SHR will merge with and into Merger Sub (the Company Merger), with the Merger Sub continuing as the surviving limited liability company (the Surviving Company). As a result of the Company Merger, each share

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of common stock, par value $0.01 per share (each, a Share), of SHR issued and outstanding immediately prior to the effective time of the Company Merger (the Company Merger Effective Time) will be converted into the right to receive $14.25 in cash (Merger Consideration), without interest, less any required withholding taxes (other than Shares that are owned of record by SHR, the Buyer Parties or any of their respective wholly-owned subsidiaries, which Shares shall be cancelled and cease to exist as of the Company Merger Effective Time, with no payment being made with respect thereto).

Immediately prior to the Company Merger, Merger Opco will merge with and into SH Funding (the Partnership Merger, and, together with the Company Merger, the Mergers), with SH Funding continuing as the surviving limited liability company (the Surviving Partnership). As a result of the Partnership Merger, each membership unit of SH Funding (the OP Units) issued and outstanding immediately prior to the effective time of the Partnership Merger (the Partnership Merger Effective Time) will be converted into the right to receive the Merger Consideration, without interest, less any required withholding taxes (other than (i) OP Units held by SHR immediately prior to the Partnership Merger Effective Time, which will remain outstanding as OP Units of the Surviving Partnership and (ii) OP Units held by any of the Buyer Parties or any of their wholly-owned Subsidiaries, which will be cancelled and cease to exist as of the Partnership Merger Effective Time, with no payment being made with respect thereto). As a result of the Mergers, the Surviving Company and Surviving Partnership will become wholly-owned subsidiaries of BRE Holdings.

Restricted stock units (RSUs) and performance-based RSUs issued and outstanding under SHR's Second Amended and Restated 2004 Incentive Plan will become fully vested immediately prior to the Company Merger Effective Time and will be cancelled, and, in exchange, each holder of such units will be entitled to receive a cash payment, without interest and less required withholding taxes, in an amount equal to the product of (i) the Merger Consideration and (ii) the number of units held. RSUs and performance-based RSUs that have vested but have not yet been converted to Shares will be cancelled, and, in exchange, each holder of such units will be entitled to receive a cash payment, without interest and less required withholding taxes, in an amount equal to the product of (i) the Merger Consideration and (ii) the number of units held.

The Merger Agreement, Mergers and other transactions contemplated thereby were unanimously approved by SHR's board of directors. The consummation of the Mergers is subject to customary closing conditions, including, among others, receiving the affirmative vote of the holders of a majority of the Shares at a special meeting of stockholders, which will be held on December 8, 2015. The Merger Agreement also contains customary representations, including, among others, covenants by SHR to conduct its business, in all material respects, in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers.

The consummation of the Mergers is not subject to a financing condition. If the Merger Agreement is terminated by SHR under specified circumstances, SHR would be obligated to pay BRE Holdings a termination fee of $100,000,000, including if, after following certain procedures and adhering to certain restrictions, SHR's board of directors approves, and concurrently with the termination of the Merger Agreement, SHR enters into, a definitive agreement providing the implementation of a superior proposal. Under certain other circumstances under which BRE Holdings terminates the Merger Agreement, BRE Holdings would be obligated to pay SHR a termination fee of $400,000,000. The Mergers are expected to close in the fourth quarter of 2015.
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
Basis of Consolidation:
The accompanying unaudited condensed consolidated financial statements include the accounts of SHR, its subsidiaries and other entities in which the Company has a controlling interest. If SH Funding determines that it is the holder of a variable interest in a variable interest entity (VIE), and it is the primary beneficiary, then SH Funding will consolidate the entity (see note

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6). For entities that are not considered VIEs, SH Funding consolidates those entities it controls. It accounts for those entities over which it has a significant influence but does not control using the equity method of accounting. At September 30, 2015, SH Funding owned interests in the Four Seasons Residence Club Punta Mita (Four Seasons RCPM) and the Lot H5 Venture (see note 7), which are unconsolidated affiliates in the accompanying unaudited condensed consolidated financial statements that are accounted for using the equity method of accounting.
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
Restricted Cash and Cash Equivalents:
At September 30, 2015 and December 31, 2014, restricted cash and cash equivalents included $48,360,000 and $37,486,000, respectively, that will be used for property and equipment replacement in accordance with hotel management agreements. At September 30, 2015 and December 31, 2014, restricted cash and cash equivalents also included reserves of $29,297,000 and $44,024,000, respectively, required by loan and other agreements.
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
For the three and nine months ended September 30, 2015 and 2014, income tax expense is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current tax expense	$(3,207)	$—	$(5,569)	$(699)
Deferred tax (expense) benefit	(650)	(370)	(959)	83
Total income tax expense	$(3,857)	$(370)	$(6,528)	$(616)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Per Share Data:
The Company uses the two-class method to calculate per share data for common stock and participating securities. Under the two-class method, net earnings are allocated to common stock and participating securities as if all of the net earnings for the period had been distributed. Unvested share-based compensation awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing per share data pursuant to the two-class method. The Company's RSUs are considered participating securities because they contain non-forfeitable rights to dividend equivalents. To the extent the Company has undistributed earnings, it will follow the two-class method of computing per share data.
Basic income per common share is computed by dividing the net income attributable to SHR common shareholders by the weighted average shares of common stock outstanding during each period. Diluted income per common share is computed by dividing the net income attributable to SHR common shareholders as adjusted for the impact of dilutive securities, if any, by the weighted average shares of common stock outstanding plus potentially dilutive securities. Dilutive securities may include RSUs, performance-based RSUs, and noncontrolling interests that have an option to exchange their interests to shares of SHR common stock. No effect is shown for securities that are anti-dilutive. Potentially dilutive shares are determined using the more dilutive of either the two-class method or the treasury stock method. The following table sets forth the components of the calculation of net income attributable to SHR common shareholders used for determining per share amounts for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator - Basic:
Income from continuing operations attributable to SHR	$23,261	$22,727	$45,770	$179,287
Preferred shareholder dividends	—	(1,802)	—	(11,883)
Preferred stock redemption(a)	—	—	—	(6,912)
Undistributed earnings allocated to participating securities - basic	—	(57)	(111)	(1,011)
Income from continuing operations attributable to SHR common shareholders - basic	23,261	20,868	45,659	159,481
Discontinued operations attributable to SHR	—	63	—	158,494
Net income attributable to SHR common shareholders - basic	$23,261	$20,931	$45,659	$317,975

Numerator - Diluted:
Income from continuing operations attributable to SHR common shareholders - basic	$23,261	$20,868	$45,659	$159,481
Undistributed earnings allocated to participating securities - basic	—	57	111	1,011
Undistributed earnings allocated to participating securities - diluted	—	(51)	(110)	(948)
Adjustment for noncontrolling interests in consolidated affiliates (see note 6)	—	(1,434)	—	(4,322)
Income from continuing operations attributable to SHR common shareholders - diluted	23,261	19,440	45,660	155,222
Discontinued operations attributable to SHR	—	63	—	158,494
Net income attributable to SHR common shareholders - diluted	$23,261	$19,503	$45,660	$313,716

Denominator:
Weighted average shares of common stock – basic (b)	279,579	248,509	276,580	225,932
Effect of dilutive securities:
Noncontrolling interests in consolidated affiliates (see note 6)	—	9,533	—	9,533
Performance-based RSUs	2,003	2,215	2,003	2,215
RSUs	283	—	—	—
Noncontrolling interests in SHR's operating partnership	794	—	—	—
Weighted average shares of common stock - diluted	282,659	260,257	278,583	237,680

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a) In April 2014, SHR redeemed all of the outstanding shares of its 8.50% Series A Cumulative Redeemable Preferred Stock (Series A Preferred Stock) (see note 10). In July 2014, SHR redeemed all of the outstanding shares of its 8.25% Series C Cumulative Redeemable Preferred Stock (Series C Preferred Stock) (see note 10). For purposes of calculating per share amounts for the nine months ended September 30, 2014, the difference between the fair value of the Series A Preferred Stock and the Series C Preferred Stock and the carrying amount of the Series A Preferred Stock and the Series C Preferred Stock is an adjustment to net income attributable to SHR common shareholders.
(b) Includes RSUs and performance-based RSUs of 1,002 and 1,128 at September 30, 2015 and 2014, respectively, that have vested but have not yet been issued to shares of SHR common stock.
Securities that could potentially dilute basic income per share in the future that are not included in the computation of diluted income per share because they are anti-dilutive as of September 30, 2015 and 2014 are as follows (in thousands):

	Computation For Three Months Ended September 30,		Computation For Nine Months Ended September 30,
	2015	2014	2015	2014
Noncontrolling interests in SHR's operating partnership	—	794	794	794
Accumulated Other Comprehensive Loss:
The Company’s accumulated other comprehensive loss (OCL) results from activity related to certain derivative financial instruments and unrealized gains or losses on foreign currency translation adjustments (CTA). The following tables provide the changes in accumulated OCL for the three-month periods ended September 30, 2015 and 2014 (in thousands):

	Derivative Activity	CTA	Accumulated OCL
Balance at June 30, 2015	$(5,326)	$(2,260)	$(7,586)
Other comprehensive loss before reclassifications	—	(4)	(4)
Amounts reclassified from accumulated OCL	2,459	—	2,459
Net other comprehensive income (loss)	2,459	(4)	2,455
Balance at September 30, 2015	$(2,867)	$(2,264)	$(5,131)

	Derivative Activity	CTA	Accumulated OCL
Balance at June 30, 2014	$(17,126)	$(2,050)	$(19,176)
Other comprehensive loss before reclassifications	—	(40)	(40)
Amounts reclassified from accumulated OCL	3,114	—	3,114
Net other comprehensive income (loss)	3,114	(40)	3,074
Balance at September 30, 2014	$(14,012)	$(2,090)	$(16,102)

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide the changes in accumulated OCL for the nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2015	$(10,898)	$(2,134)	$(13,032)
Other comprehensive loss before reclassifications	—	(130)	(130)
Amounts reclassified from accumulated OCL	8,031	—	8,031
Net other comprehensive income (loss)	8,031	(130)	7,901
Balance at September 30, 2015	$(2,867)	$(2,264)	$(5,131)

	Derivative Activity	CTA	Accumulated OCL
Balance at January 1, 2014	$(20,616)	$(20,829)	$(41,445)
Other comprehensive loss before reclassifications	(341)	(156)	(497)
Amounts reclassified from accumulated OCL	6,945	18,895	25,840
Net other comprehensive income	6,604	18,739	25,343
Balance at September 30, 2014	$(14,012)	$(2,090)	$(16,102)

The reclassifications out of accumulated OCL for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Amounts Reclassified from Accumulated OCL
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated OCL Components	2015	2014	2015	2014	Statement of Operations Line Item
Activity related to cash flow hedges	$2,459	$3,114	$8,031	$6,945	Interest expense
Activity related to CTA	$—	$—	$—	$18,895	Income from discontinued operations, net of tax
New Accounting Guidance:

In April 2015, the Financial Accounting Standards Board (FASB) issued new guidance which changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the debt issuance costs is reported as interest expense. The new guidance is effective on January 1, 2016, with early adoption permitted for any annual or interim period for which an entity's financial statements have not yet been made available for issuance. The new guidance must be applied retrospectively to all prior periods presented. In August 2015, the FASB provided clarification on the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line of credit arrangements. The clarification notes that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. The Company expects to adopt the new guidance on January 1, 2016 and will apply the presentation guidance to all periods presented in its consolidated financial statements.

In February 2015, the FASB issued new accounting guidance which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. This guidance is effective beginning January 1, 2016. The Company will apply the guidance prospectively and is evaluating the effect that the guidance will have on its consolidated financial statements and related disclosures.

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

3. INVESTMENT IN HOTEL PROPERTIES, NET
The following summarizes the Company’s investment in hotel properties as of September 30, 2015 and December 31, 2014 (which excludes the leasehold interest in the Marriott Hamburg hotel at December 31, 2014) (in thousands):

	September 30, 2015	December 31, 2014
Land	$1,010,754	$858,670
Leasehold interest	—	11,633
Buildings	2,187,615	1,964,252
Building and leasehold improvements	104,709	106,303
Site improvements	56,369	59,038
Furniture, fixtures and equipment	654,958	611,450
Improvements in progress	39,873	21,552
Total investment in hotel properties	4,054,278	3,632,898
Less accumulated depreciation	(806,048)	(804,498)
Total investment in hotel properties, net	$3,248,230	$2,828,400
Consolidated hotel properties	17	16
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
Four Seasons Hotel Austin
On May 12, 2015, the Company acquired the Four Seasons Hotel Austin for a cash payment of approximately $196,258,000, which includes net working capital prorations. For the nine months ended September 30, 2015 and 2014, the Company incurred acquisition costs related to the Four Seasons Hotel Austin of $317,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Montage Laguna Beach
On January 29, 2015, the Company acquired the Montage Laguna Beach resort. The acquisition was funded through the issuance of 7,347,539 shares of SHR's common stock to an affiliated designee of the seller, the assumption of a $150,000,000 existing mortgage loan encumbering the property, and a cash payment of approximately $110,319,000, which includes net working capital prorations. For the nine months ended September 30, 2015 and 2014, the Company incurred acquisition costs

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to the Montage Laguna Beach resort of $735,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Four Seasons Resort Scottsdale at Troon North
On December 9, 2014, the Company acquired the Four Seasons Resort Scottsdale at Troon North for a cash payment of approximately $140,920,000, which includes net working capital prorations. For the nine months ended September 30, 2015 and 2014, the Company incurred acquisition costs related to the Four Seasons Resort Scottsdale at Troon North of $57,000 and $0, respectively, that are included in corporate expenses on the condensed consolidated statements of operations.
Hotel del Coronado
On June 11, 2014, the Company closed on the acquisition of the 63.6% equity interests in the entity that owns the Hotel del Coronado, BSK Del Partner, L.P. (the Hotel del Coronado Venture), that were previously owned by certain affiliates of Blackstone Real Estate Partners VI L.P. (BRE Partnership VI) (see note 7) for a cash payment of $210,000,000. Additionally, the Company became fully obligated under the entire $475,000,000 mortgage and mezzanine loans outstanding secured by the Hotel del Coronado. Effective as of the closing of the transaction, the Company wholly owns and consolidates the Hotel del Coronado Venture.
As part of the consolidation of the Hotel del Coronado Venture, the Company recorded $65,547,000 as a gain on the consolidation of affiliates in the condensed consolidated statement of operations for the nine months ended September 30, 2014, which represented the difference between the $120,000,000 fair value of the Company's preexisting equity interest in the Hotel del Coronado Venture and its carrying value. The fair value of the preexisting equity interest in the Hotel del Coronado Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the nine months ended September 30, 2015 and 2014, the Company incurred acquisition costs related to the Hotel del Coronado Venture of $0 and $186,000, respectively, which were recorded as an offset to gain on consolidation of affiliates in the condensed consolidated statements of operations.
Fairmont Scottsdale Princess Hotel
On March 31, 2014, the Company closed on the acquisition of the 50% equity interests in the entities that own the Fairmont Scottsdale Princess hotel, Walton/SHR FPH Holdings, L.L.C. and FMT Scottsdale Holdings, L.L.C. (the Fairmont Scottsdale Princess Venture), that were previously owned by an affiliate of Walton Street Capital, L.L.C. (Walton Street) (see note 7) for a cash payment of $90,616,000. Additionally, the Company became fully obligated under the entire $117,000,000 mortgage loan outstanding secured by the Fairmont Scottsdale Princess hotel, which was repaid in full on April 9, 2015. Effective as of the closing of the transaction, the Company wholly owns and consolidates the Fairmont Scottsdale Princess Venture.
As part of the consolidation of the Fairmont Scottsdale Princess Venture, the Company recorded $78,191,000 as a gain on the consolidation of affiliates in the condensed consolidated statement of operations for the nine months ended September 30, 2014, which represented the difference between the $107,853,000 fair value of the Company's preexisting equity interest in the Fairmont Scottsdale Princess Venture, which included a preferred return to the Company, and its carrying value. The fair value of the preexisting equity interest in the Fairmont Scottsdale Princess Venture was determined based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in an orderly transaction in the principal market. For the nine months ended September 30, 2015 and 2014, the Company incurred acquisition costs related to the the Fairmont Scottsdale Princess Venture of $0 and $101,000, respectively, which were recorded as an offset to gain on consolidation of affiliates in the condensed consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Price Allocations of Hotel Acquisitions
The amounts recognized as assets acquired and liabilities assumed for each hotel acquisition are based on the acquisition-date fair values. The following is a summary of the allocation of the fair values for the Company's acquisitions (in thousands):

	Four Seasons Hotel Austin	Montage Laguna Beach	Four Seasons Resort Scottsdale at Troon North	Hotel del Coronado Venture	Fairmont Scottsdale Princess Venture
Land	$26,890	$138,396	$37,696	$236,497	$26,732
Buildings	138,647	175,723	75,740	404,851	213,289
Site improvements	513	4,166	7,154	6,677	16,037
Furniture, fixtures and equipment	28,227	40,830	18,866	53,943	40,341
Improvements in progress	—	—	—	1,749	151
Intangible assets	2,443	1,666	552	87,710	9,859
Below market debt discount	—	1,049	—	—	2,493
Net working capital	(462)	(115)	912	13,573	6,568
Total fair value allocated	$196,258	$361,715	$140,920	$805,000	$315,470
The allocation of fair value attributable to intangible assets acquired as part of these acquisitions include (in thousands):

	Amounts	Weighted-Average Amortization Period
Intangible assets subject to amortization:
Advanced bookings	$10,049	1 year, 5 months
Memberships value	5,973	30 years
Below market ground lease	7,656	95 years, 9 months
Below market hotel management agreement	18,822	9 years, 2 months
Parking garage easement	1,437	39 years
	43,937
Intangible assets not subject to amortization:
Trade name	58,293
Total intangible assets acquired	$102,230
Pro Forma and Other Financial Information Related to Acquisition of Hotels
The following pro forma and other financial information is provided for the acquisitions of the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture that were completed during the nine months ended September 30, 2014, which each had a material effect on the Company's results of operations.
The impact to revenues and net income attributable to SHR common shareholders from these acquisitions for the three and nine months ended September 30, 2015 and 2014, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Increase in revenues	$68,288	$64,765	$217,532	$102,758
Increase in net income attributable to SHR common shareholders	$2,983	$331	$21,638	$3,806
The following unaudited pro forma information is provided for informational purposes only and does not purport to represent what the Company's results of operations would have been had it completed the acquisitions on January 1, 2013, nor is it necessarily indicative of the results that may be expected in future periods. For purposes of the pro forma financial information, 20,000,000 shares of SHR common stock (a portion of the shares issued in an underwritten public offering of common stock that was completed in June 2014) are reflected as if the offering occurred on January 1, 2013 because these shares relate directly to the acquisition of the Hotel del Coronado Venture. No adjustments were made to the pro forma

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

financial information for the remaining shares of SHR common stock issued in June 2014 because they did not relate directly to the acquisitions. Additionally, for purposes of the pro forma financial information, the gains on the consolidation of affiliates recognized as a result of the acquisitions of the Hotel del Coronado Venture and the Fairmont Scottsdale Princess Venture are assumed to have been recognized on January 1, 2013. On an unaudited pro forma basis, revenues, net income attributable to SHR common shareholders and basic and diluted income attributable to SHR common shareholders per share for the three and nine months ended September 30, 2014 are as follows as if these acquisitions had occurred on January 1, 2013 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Total revenue	$305,263	$878,949
Net income	$21,003	$193,586
Preferred shareholder dividends	$(1,802)	$(18,795)
Net income attributable to SHR common shareholders	$20,988	$180,152
Net income attributable to SHR common shareholders per share:
Basic	$0.08	$0.76
Diluted	$0.07	$0.71

4. IMPAIRMENT LOSSES
The Company performed an impairment test of the long-lived assets related to the Marriott Lincolnshire Resort during the second quarter of 2015 as a result of a change in the anticipated holding period for this hotel. The Company determined that the carrying value of the hotel's long-lived assets exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the hotel. As a result of this impairment test, the Company recorded an impairment loss of $10,401,000, which represented the amount by which the carrying amount of the hotel's long-lived assets exceeded the fair value, with fair value determined based on estimated future discounted cash flows or the relevant market data as to the fair value of the asset (Level 3 inputs). On August 19, 2015, the Company entered into an agreement to sell the Marriott Lincolnshire Resort and the asset was reclassified as held for sale (see note 5). The Company continued to evaluate the asset for subsequent decreases in the fair value less cost to sell, with fair value based on an agreed upon value between the Company and a third party, both of which are market participants, which the Company considered to be a value determined in a orderly transaction in the principal market (Level 2 input). During the third quarter of 2015, the Company recognized additional impairment losses of $2,325,000 related to identified selling costs.

5. DISPOSITION OF HOTEL PROPERTIES
Effective January 1, 2015, the Company adopted new accounting guidance that amends the requirements for reporting discontinued operations. Under the new guidance, only dispositions that represent a strategic shift that has (or will have) a major effect on the Company's results of operations will qualify as discontinued operations.
Asset Held for Sale
On August 19, 2015, the Company entered into an agreement with an unaffiliated third party to sell the Marriott Lincolnshire Resort for $20,650,000. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2015.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The hotel's assets and liabilities have been classified as held for sale on the condensed consolidated balance sheet as of September 30, 2015. The significant components of assets held for sale and liabilities of assets held for sale at September 30, 2015 consist of the following (in thousands):

Investment in hotel properties, net	$18,450
Cash	1,954
Restricted cash	1,826
Accounts receivable, net of allowance for doubtful accounts	1,318
Prepaid expenses and other assets	1,126
Assets held for sale	$24,674
Accounts payable and accrued expenses	$6,499
Liabilities of assets held for sale	$6,499
The disposition of the Marriott Lincolnshire Resort does not represent a strategic shift that will have a major effect on the Company's results of operations; therefore, the hotel's results of operations are included in continuing operations for all periods presented.
2015 Disposition
On May 21, 2015, the Company, along with its joint venture partner, sold the Hyatt Regency La Jolla hotel for sales proceeds of approximately $118,293,000. The $89,228,000 mortgage loan secured by the hotel was repaid at the time of closing. A $40,594,000 gain on the sale was recorded in other income (expenses), net, in the condensed consolidated statements of operations for the nine months ended September 30, 2015. The portion of the gain attributable to the joint venture partner was $16,640,000, which is reflected in net loss (income) attributable to the noncontrolling interests in consolidated affiliates in the condensed consolidated statements of operations for the nine months ended September 30, 2015. The disposition of the Hyatt Regency La Jolla hotel does not represent a strategic shift that has had a major effect on the Company's results of operations; therefore, the hotel's results of operations are included in continuing operations for all periods presented.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of operations of hotels sold prior to January 1, 2015 are classified as discontinued operations and segregated in the condensed consolidated statements of operations for all periods presented. The following is a summary of income from discontinued operations, net of tax, for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Hotel operating revenues	$—	$17,767
Operating costs and expenses	—	11,485
Depreciation and amortization	—	1,275
Total operating costs and expenses	—	12,760
Operating income	—	5,007
Interest expense	—	(1,326)
Interest income	—	2
Loss on early extinguishment of debt	—	(272)
Foreign currency exchange gain	—	32
Income tax expense	—	(833)
Gain on sale, net of tax	63	156,492
Income from discontinued operations, net of tax	$63	$159,102

6. VARIABLE INTEREST ENTITY

On September 14, 2012, the Company formed a joint venture (the Essex House Hotel Venture) with affiliates of KSL Capital Partners, LLC (KSL) to acquire, own, manage, and operate the JW Marriott Essex House Hotel. The Company contributed cash of $89,147,000 to acquire a 51% equity interest in the Essex House Hotel Venture, and KSL contributed cash of $85,651,000 to acquire a 49% equity interest. Pursuant to the terms of the joint venture agreements establishing the Essex House Hotel Venture, at any time prior to the third anniversary of the formation of the Essex House Hotel Venture, KSL had the right to sell its equity interest in the Essex House Hotel Venture to the Company in exchange for shares of SHR's common stock, as set forth in the joint venture agreements, at a purchase price equal to KSL's net investment plus 8.0% compounded annually (the Put Option). For purposes of paying the purchase price, SHR's common stock was to be valued at the greater of (i) $7.50 per share and (ii) the 20-day volume-weighted average price per share of SHR's common stock as of the date KSL exercised the Put Option. On July 24, 2015, KSL exercised its Put Option. In connection with the exercise of the Put Option, and in accordance with the terms of the joint venture agreements, (a) SHR issued an aggregate of 6,595,449 shares of its common stock to KSL (see note 10), (b) the borrowers under the mortgage loan secured by the JW Marriott Essex House Hotel (see note 9) became wholly owned by certain indirect subsidiaries of SHR, and (c) the joint venture with KSL terminated.

Prior to the exercise of the Put Option, the Essex House Hotel Venture was jointly controlled by the Company and KSL; however, it was considered a VIE because the Company determined that it was the only holder of equity at risk due to the Put Option. The Company also determined that it was the primary beneficiary of the Essex House Hotel Venture due to the Put Option, which impacted the Company's power to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses and its right to receive benefits from the entity that could potentially be significant to the entity. As such, the transactions and accounts of the Essex House Hotel Venture were included in the condensed consolidated financial statements. The Company and KSL were required to fund additional contributions to the Essex House Hotel Venture, as needed, under the terms of the joint venture agreements. For the nine months ended September 30, 2015, the Company and KSL provided no additional contributions to the Essex House Hotel Venture. For the nine months ended September 30, 2014, the Company and KSL provided additional contributions of $5,958,000 and $5,723,000, respectively, to the Essex House Hotel Venture for property improvements. For the nine months ended September 30, 2015, the Company and KSL received distributions of $33,660,000 and $32,340,000, respectively, from the Essex House Hotel Venture paid from excess cash received from the refinancing of the mortgage loan secured by the JW Marriott Essex House Hotel in December 2014.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the exercise of the Put Option, the Company holds 100% of the equity interests in the entities that own the JW Marriott Essex House Hotel and continues to include the transactions and accounts of the hotel in its condensed consolidated financial statements. The fair value of the consideration transferred to KSL when it exercised its Put Option exceeded the carrying value of KSL's noncontrolling interest immediately prior to the exercise by $33,489,000, which was recorded in additional paid-in capital on the Company's condensed consolidated balance sheet as of September 30, 2015. The Company retained a controlling interest in the hotel; therefore, it did not step up the JW Marriott Essex House Hotel's net assets. Additionally, the entities that own the hotel are no longer considered VIEs because there is sufficient equity at risk and the Company has the power to direct the activities that most significantly impact the economic performance of the hotel and has the obligation to absorb the losses and the right to receive benefits from the hotel.
7. INVESTMENT IN UNCONSOLIDATED AFFILIATES
The Company's investment in unconsolidated affiliates as of September 30, 2015 and December 31, 2014, includes the following (in thousands):

	2015	2014
Four Seasons RCPM	$1,587	$3,427
Lot H5 Venture	19,423	19,423
Total investment in unconsolidated affiliates	$21,010	$22,850
Four Seasons RCPM
The Company owns a 31% interest in, and acts as asset manager for, an unconsolidated affiliate, formed with two unaffiliated parties, that developed the Four Seasons RCPM, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. The Company earns asset management fees and recognizes income on the percentage not owned by the Company. These fees amounted to $0 and $3,000 for the three months ended September 30, 2015 and 2014, respectively, and $0 and $21,000 for the nine months ended September 30, 2015 and 2014, respectively, and are included in other income (expenses), net, in the condensed consolidated statements of operations. During the nine months ended September 30, 2015, the Company received distributions of $1,840,000 from the Four Seasons RCPM.
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
Acquisitions of Unconsolidated Affiliates:
Fairmont Scottsdale Princess Venture
Prior to March 31, 2014, the Company had a 50% ownership interest in the Fairmont Scottsdale Princess Venture. The Company jointly controlled the venture with an unaffiliated third party, Walton Street, and served as the managing member. The Company acted as asset manager and was entitled to earn a quarterly base management fee, as well as certain project management fees. The Company recognized fees of $228,000 for the nine months ended September 30, 2014, which are included in other income (expenses), net, in the condensed consolidated statements of operations.
On March 31, 2014, the Company acquired Walton Street's 50% interest in the Fairmont Scottsdale Princess Venture. The Company now wholly owns the Fairmont Scottsdale Princess Venture. The Company has consolidated the Fairmont Scottsdale Princess Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
Hotel del Coronado Venture
Prior to June 11, 2014, the Company had a 36.4% ownership interest in the Hotel del Coronado Venture. BRE Partnership VI, an unaffiliated third party, had the remaining ownership interest in the Hotel del Coronado Venture and was the general partner. The Company acted as asset manager and was entitled to earn a quarterly asset management fee, certain development fees, and if applicable, certain incentive fees. The Company recognized fees of $422,000 for the nine months ended September 30, 2014, which are included in other income (expenses), net, in the condensed consolidated statements of operations.

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 11, 2014, the Company acquired BRE Partnership VI's 63.6% interest in the Hotel del Coronado Venture. The Company now wholly owns the Hotel del Coronado Venture. The Company has consolidated the Hotel del Coronado Venture and no longer accounts for the investment using the equity method of accounting (see note 3).
8. OPERATING LEASE AGREEMENTS
Building Lease
In June 2004, the Company recorded a sale of the Marriott Hamburg hotel, and the Company’s simultaneous leaseback of the hotel was reflected as an operating lease. A deferred gain was recorded in conjunction with the sale and was being recognized as a reduction of lease expense over the life of the lease. As part of the leaseback, the Company provided a euro-denominated security deposit to secure rent payments. The Company subleased its interest in the Marriott Hamburg hotel to a third party and reflected the sublease arrangement as an operating lease and recorded lease revenue.
Effective September 1, 2015, the Company transferred its leasehold interests in the Marriott Hamburg hotel to an unaffiliated third party. As of the transfer date, the Company was released from all of its obligations under the lease arrangements and recognized the previously deferred gain of $2,680,000 during the three and nine months ended September 30, 2015 in other income (expenses), net, in the condensed consolidated statement of operations. As of September 30, 2015, the euro-denominated security deposit was €1,900,000 ($2,124,000 based on the foreign exchange rate as of September 30, 2015) and is included in prepaid expenses and other assets on the Company's condensed consolidated balance sheet. The security deposit will be released back to the Company in four equal installments over four years beginning on March 1, 2017.
Prior to the transfer of its leasehold interests in the Marriott Hamburg hotel, the Company recognized $29,000 and $52,000 of the deferred gain as an offset to lease expense for the three months ended September 30, 2015 and 2014, respectively, and for the nine months ended September 30, 2015 and 2014, recognized $116,000 and $159,000, respectively. As of December 31, 2014, the deferred gain on the sale of the Marriott Hamburg hotel recorded in accounts payable and accrued expenses on the condensed consolidated balance sheet amounted to $2,933,000. The euro-denominated security deposit at December 31, 2014, was $2,299,000 and is included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet.
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
The Company is subject to a ground lease agreement with a third party landlord whereby it leases the land for the Marriott Lincolnshire Resort. The term of the ground lease goes through December 31, 2112, and annual rent payments are a fixed amount, subject to indexation. On August 19, 2015, the Company entered into an agreement to sell the Marriott Lincolnshire Resort (see note 5).
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
Mortgages payable, net of discount, at September 30, 2015 and December 31, 2014, consisted of the following (in thousands):

				Balance Outstanding at
Debt	Spread (a)	Initial Maturity	Maturity Including Extension Options	September 30, 2015	December 31, 2014
Hotel del Coronado(b)	3.65%	March 2016	March 2018	$475,000	$475,000
Loews Santa Monica Beach Hotel(c)	2.55%	May 2017	May 2021	120,000	120,000
Four Seasons Washington, D.C.(c)	2.25%	June 2017	June 2019	120,000	120,000
JW Marriott Essex House Hotel(c)	2.95%	January 2018	January 2020	225,000	225,000
Ritz-Carlton Half Moon Bay(d)	2.40%	May 2020	May 2022	115,000	—
InterContinental Chicago	Fixed	August 2021	August 2021	141,147	142,442
Montage Laguna Beach(e)	Fixed	August 2021	August 2021	150,000	—
InterContinental Miami	Fixed	September 2024	September 2024	115,000	115,000
Fairmont Scottsdale Princess(f)				—	117,000
Fairmont Chicago(g)				—	93,124
Westin St. Francis(g)				—	209,588
Hyatt Regency La Jolla(h)				—	89,247
Total mortgages payable(i)				1,461,147	1,706,401
Unamortized discount(e) (f)				(941)	(623)
Total mortgages payable, net of discount				$1,460,206	$1,705,778

(a)
Interest on mortgage loans is paid monthly at the applicable spread over London Interbank Offered Rate (LIBOR) (0.19% at September 30, 2015) for all variable-rate mortgage loans. Interest on the InterContinental Chicago mortgage loan is paid monthly at an annual fixed rate of 5.61%, interest on the Montage Laguna Beach mortgage loan is paid monthly at an annual fixed rate of 3.90%, and interest on the InterContinental Miami mortgage loan is paid monthly at an annual fixed rate of 3.99%.

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

(g)
On May 27, 2015, the Company repaid the mortgage loans secured by the Westin St. Francis and the Fairmont Chicago hotels using proceeds from the new mortgage loan secured by the Ritz-Carlton Half Moon Bay hotel (see (d) above) and proceeds from a new unsecured term loan (as described within "—Credit Facility Arrangements" below). The Company recorded a $23,559,000 loss on early extinguishment of debt related to the Westin St. Francis loan repayment and a $10,455,000 loss on early extinguishment of debt related to the Fairmont Chicago loan repayment in the condensed consolidated statements of operations for the nine months ended September 30, 2015, which included prepayment penalties of $22,791,000 related to the Westin St. Francis loan and $10,126,000 related to the Fairmont Chicago loan, as well as the write off of unamortized deferred financing costs related to these mortgage loans.

(h)	The Company sold the Hyatt Regency La Jolla hotel on May 21, 2015, and the outstanding mortgage loan secured by the hotel was repaid at closing.

(i)	All of the mortgage loan agreements require maintenance of certain financial covenants, all of which the Company was in compliance with at September 30, 2015.
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

•
the unsecured credit facility requires that SH Funding own, at all times, a minimum of five unencumbered assets, exclusive of assets located in Mexico, and is initially supported by a pool of unencumbered assets that as of September 30, 2015, consisted of the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort (which the Company entered into an agreement to sell (see note 5)), the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel;

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	certain restrictions on SHR and SH Funding’s ability to pay dividends.
Other terms and conditions exist including a limitation on mortgaging the unencumbered assets and limitations on the Company's ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock.
The annual interest rate of the unsecured revolving facility at September 30, 2015, was 1.84%. The annual interest rate of the unsecured term loan at September 30, 2015 was 1.79%. The weighted average annual interest rate for the credit facility arrangements for the nine months ended September 30, 2015 was 1.83%, which included interest under the previous secured bank credit facility for a portion of the nine-month period. At September 30, 2015, the maximum availability under the unsecured credit facility was $448,000,000, which was reduced by $2,000,000 outstanding under the unsecured revolving facility and $300,000,000 outstanding under the unsecured term loan. Additionally, at September 30, 2015, there were no outstanding letters of credit. SH Funding and SHR were in compliance with all financial covenants under the unsecured credit facility at September 30, 2015.
Debt Maturity:
The following table summarizes the aggregate maturities as of September 30, 2015, for all mortgages and the Company’s unsecured credit facility based on initial maturity dates and maturity dates that assume all extension options have been exercised (in thousands):

Years ending December 31,	Initial Maturities	Extended Maturities
2015 (remainder)	$655	$655
2016	477,040	2,040
2017	243,066	3,066
2018	230,033	480,033
2019	5,276	125,276
Thereafter	807,077	1,152,077
	1,763,147	1,763,147
Unamortized discount	(941)	(941)
Total	$1,762,206	$1,762,206
Interest Expense:
Total interest expense in continuing and discontinued operations includes a reduction related to capitalized interest of $329,000 and $212,000 for the three months ended September 30, 2015 and 2014, respectively, and $644,000 and $607,000 for the nine months ended September 30, 2015 and 2014, respectively. Total interest expense in continuing and discontinued operations includes amortization of deferred financing costs of $1,003,000 and $962,000 for the three months ended September 30, 2015 and 2014, respectively, and $2,830,000 and $3,516,000 for the nine months ended September 30, 2015 and 2014, respectively.

10. EQUITY AND DISTRIBUTION ACTIVITY
Common Stock:
The following table presents the changes in the issued and outstanding shares of SHR common stock since December 31, 2014 (excluding 793,618 OP Units outstanding at both September 30, 2015 and December 31, 2014, which are redeemable for shares of SHR common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions and at the option of SHR) (in thousands):

Outstanding at December 31, 2014	267,436
RSUs and performance-based RSUs redeemed for shares of SHR common stock	711
Common stock issued	13,943
Outstanding at September 30, 2015	282,090
On August 19, 2015, SHR issued 6,595,449 shares of its common stock in connection with the exercise of KSL's Put Option related to the JW Marriott Essex House Hotel on July 24, 2015, valued at a price of $12.82 per share based on the 20-day

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

volume-weighted average price per share of SHR's common stock as of the date KSL exercised its Put Option (see note 6 and Noncontrolling Interests below).
On January 29, 2015, the Company issued 7,347,539 shares of SHR's common stock valued at a price of $13.61 per share based on the volume-weighted average price per share of SHR's common stock over the 10 trailing days ending on an including the date that was five business days prior to January 28, 2015 to partially fund the acquisition of the Montage Laguna Beach resort (see note 3).
In February 2015, the Company entered into a stock distribution agreement whereby the Company may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250,000,000 by means of ordinary brokers' transactions at market prices or as otherwise agreed between the Company and the agents. The net proceeds from any sale of shares of SHR's common stock are expected to be used for working capital and general corporate purposes, which may include the repayment of indebtedness. However, any transactions under the stock distribution agreement are limited by restrictions under the Merger Agreement. No shares were sold under the stock distribution agreement during the nine months ended September 30, 2015.
Distributions to Shareholders and Unitholders
On November 4, 2008, SHR’s board of directors elected to suspend the quarterly dividend to holders of shares of SHR common stock. Under the terms of the Merger Agreement, SHR may not declare or pay any other dividends to holders of SHR common stock (unless such distribution is of a minimum amount necessary for SHR to maintain REIT status or to avoid the incurrence of certain taxes) without the prior written consent of BRE Holdings.
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
Noncontrolling Interests:
On July 24, 2015, the Company acquired the 49% interest in the JW Marriott Essex House Hotel previously owned by KSL when KSL exercised its Put Option. Effective July 24, 2015, the Company wholly owns the hotel (see note 6). As part of the transaction, on August 19, 2015, SHR issued 6,595,449 shares of its common stock to KSL at a price of $12.82 per share.
The following table discloses the effects of changes in the Company’s ownership interests in the Essex House Hotel Venture on the SHR shareholder's equity (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Net income attributable to SHR	$23,261	$45,770
Acquisition of additional ownership interests in consolidated affiliates	(33,489)	(33,489)
Change from net income attributable to SHR and transfers from noncontrolling interests	$(10,228)	$12,281

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables reflect the reconciliation of the beginning and ending balances of the equity attributable to SHR and the noncontrolling owners (in thousands):

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2014	$1,447,457	$94,292	$1,541,749	$10,500
Common stock issued	190,847	—	190,847	554
Net income	45,770	12,820	58,590	169
CTA	(130)	—	(130)	—
Derivative activity	8,008	—	8,008	23
Share-based compensation	2,980	—	2,980	9
Preferred stock redemption	(7)	—	(7)	—
Redemption value adjustment	54	—	54	(54)
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(43,741)	(43,741)	—
Adjustment of noncontrolling interest in consolidated affiliate (b)	—	(4,628)	(4,628)	—
Acquisition of noncontrolling interest in consolidated affiliate (c)	(33,489)	(56,979)	(90,468)	—
Other	257	—	257	(257)
Balance at September 30, 2015	$1,661,747	$1,764	$1,663,511	$10,944

	SHR Shareholders’ Equity	Nonredeemable Noncontrolling Interests	Total Permanent Shareholders’ Equity	Total Redeemable Noncontrolling Interests (Temporary Equity)(a)
Balance at December 31, 2013	$710,513	$92,355	$802,868	$7,534
Common stock issued	415,314	—	415,314	1,334
Net income (loss)	337,781	(6,112)	331,669	1,197
CTA	18,667	—	18,667	72
Derivatives and other activity	6,583	—	6,583	21
Share-based compensation	3,283	—	3,283	10
Preferred stock redemption	(199,489)	—	(199,489)	—
Declared distributions to preferred shareholders	(11,883)	—	(11,883)	—
Redemption value adjustment	436	—	436	(436)
Contributions from holders of noncontrolling interests in consolidated affiliates	—	5,723	5,723	—
Distributions to holders of noncontrolling interests in consolidated affiliates	—	(7)	(7)	—
Other	486	—	486	(486)
Balance at September 30, 2014	$1,281,691	$91,959	$1,373,650	$9,246

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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(c)
On July 24, 2015, KSL exercised its Put Option related to the JW Marriott Essex House Hotel, and SHR subsequently issued an aggregate of 6,595,449 shares of its common stock to KSL (see note 6). The fair value of the consideration transferred to KSL when it exercised its Put Option exceeded the carrying value of KSL's noncontrolling interest immediately prior to the exercise of $56,979,000 by $33,489,000.

As of September 30, 2015 and December 31, 2014, the redeemable noncontrolling interests had a redemption value of approximately $10,944,000 (based on the September 30, 2015 SHR common stock closing price of $13.79 per share) and $10,500,000 (based on the December 31, 2014 SHR common stock closing price of $13.23 per share), respectively. As of September 30, 2014 and December 31, 2013, the redeemable noncontrolling interests had a redemption value of approximately $9,246,000 (based on the September 30, 2014 SHR common stock closing price of $11.65 per share) and $7,534,000 (based on the December 31, 2013 SHR common stock closing price of $9.45 per share), respectively.

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
The Company reviews the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers into and out of Level 3, or between other levels, at the fair value at the beginning of the reporting period in which the changes occur. The Company assessed the impact of the CVA on the overall fair value of its derivative instruments and concluded that the CVA does not have a significant impact to the fair values as of September 30, 2015. As of September 30, 2015 and December 31, 2014, all derivative liabilities are categorized as Level 2.
Derivatives in Cash Flow Hedging Relationships:
Historically, the Company has used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The effective portion of changes in the fair value of derivatives designated and that qualified as cash flow hedges were recorded in accumulated OCL and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings. During the nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives was recognized directly in earnings.
In April 2014, the Company paid $17,428,000, which included accrued and unpaid interest, to terminate its two interest rate swaps that were in cash flow hedging relationships. There was no immediate charge to earnings based on the Company's forecasted levels of LIBOR-based debt at the date of the termination. Amounts previously recorded in accumulated OCL related to these interest rate swaps will be reclassified into earnings as additional interest expense on a straight-line basis over the original maturity period of the interest rate swaps. During the next twelve months, an additional $2,867,000 will be reclassified as an increase to interest expense.

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
As of September 30, 2015, the Company had the following outstanding interest rate derivatives that were not designated as hedging instruments:

Interest Rate Derivatives	Number of Instruments	Notional Amount (in thousands)
Interest rate caps	8	$1,127,000
At September 30, 2015 and December 31, 2014, the aggregate notional amount of the Company’s interest rate cap agreements was $1,127,000,000 and $1,429,000,000, respectively. The Company’s interest rate caps have LIBOR strike rates ranging from 2.05% to 4.55% and maturity dates ranging from November 2015 to July 2017.
Fair Values of Derivative Instruments:
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

		Fair Value as of
	Balance Sheet Location	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate caps	Prepaid expenses and other assets	$6	$113

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not have any fair value measurements using inputs based on quoted prices in active markets (Level 1) or significant unobservable inputs (Level 3) as of September 30, 2015 or December 31, 2014. The following tables reflect changes in interest rate swap liabilities categorized as Level 2 for the nine months ended September 30, 2014 (in thousands):

Balance as of January 1, 2014	$(27,921)
Interest rate swap terminations	22,325
Mark to market adjustments	5,596
Balance as of September 30, 2014	$—
Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations:
The tables below present the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps:
Effective portion of loss recognized in accumulated OCL	$—	$—	$—	$(358)
Effective portion of loss reclassified into interest expense	$(2,459)	$(3,114)	$(8,031)	$(9,611)

Derivatives Not Designated as Hedging Instruments
Interest rate swaps:
Ineffective losses recognized in interest expense	$—	$—	$—	$(129)
Interest rate caps:
Loss recognized in other income (expenses), net	$(6)	$(93)	$(152)	$(127)
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
RSUs and Performance-Based RSUs:
During the nine months ended September 30, 2015, SHR granted 294,243 RSUs to certain employees, officers and directors under the Amended and Restated Plan. These RSUs represent awards of shares of SHR’s common stock that will generally vest over three years.
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

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company measures compensation expense for RSUs based on the per share fair market value of SHR's common stock at the date of grant, adjusted for estimated forfeitures. The Company measures compensation expense for performance-based RSUs based on a Monte Carlo simulation to estimate the fair value on the date of grant. Compensation expense for RSUs and performance-based RSUs is recognized on a straight-line basis over the service period and is included in corporate expenses in the condensed consolidated statements of operations. The Company recorded compensation expense of $1,858,000 and $1,480,000 related to RSUs and performance-based RSUs for the three months ended September 30, 2015 and 2014, respectively, and $5,598,000 and $4,330,000 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was unrecognized compensation expense of $3,966,000 related to unvested RSUs and $5,296,000 related to performance-based RSUs granted under the Amended and Restated Plan. The unrecognized compensation expense is expected to be recognized over a weighted average period of 1.69 years for unvested RSUs and 1.88 years for performance-based RSUs.

Pursuant to the Merger Agreement, RSUs and performance-based RSUs issued and outstanding under the Amended and Restated Plan will become fully vested immediately prior to the Company Merger Effective Time and will be cancelled, and, in exchange, each holder of such units will be entitled to receive a cash payment, without interest and less required withholding taxes, in an amount equal to the product of (i) the Merger Consideration and (ii) the number of units held (see note 1). Additionally, on October 12, 2015, the Company amended its performance-based RSU awards agreements. The amendment states that if a change of control occurs prior to the end of the performance period defined in the original agreements or is publicly announced prior to and is pending as of the end of that performance period, the relative total shareholder return of the shares of SHR common stock will be determined based on the 60-day trading average closing price with the last trading day of such 60-day period ending immediately prior to the date of the public announcement of the change in control (see note 17).
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
Between September 10, 2015 and November 4, 2015, eight putative class action lawsuits purportedly on behalf of holders of SHR common stock were filed in the Circuit Court for Baltimore City, Maryland against members of SHR's board of directors, as well as the Buyer Parties in connection with the Mergers (see note 1).  Certain of the lawsuits also name SH Funding, Blackstone, BRE Partnership VIII and/or SHR as defendants. One lawsuit also purports to bring a derivative claim on behalf of SHR.
The lawsuits generally allege that members of SHR's board of directors breached their fiduciary duties to holders of SHR common stock by, among other things:  (i) failing to undertake an adequate sales process; (ii) failing to maximize stockholder value and agreeing to a sales price that undervalues SHR; (iii) implementing preclusive or coercive deal protection devices; (iv) engaging in self-dealing and failing to act in the best interests of holders of SHR common stock; and (v) failing to act with good faith, due care and loyalty.  The lawsuits also allege that SHR, SH Funding, and/or certain of the Buyer Parties aided and abetted the members of SHR's board of directors in allegedly breaching their fiduciary duties.  The lawsuits seek, among other things, declaration of the action as a proper class action, equitable relief that would enjoin the consummation of the Mergers,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rescinding, to the extent already implemented, the Merger Agreement and the terms thereof and fees and costs associated with the litigation.
On October 26, 2015, the defendants filed an Unopposed Motion to Consolidate Actions and Designate the Consolidated Action to the Business and Technology Case Management Program and to Stay Defendants’ Obligation to Answer or Otherwise Plead.  Also on October 26, 2015, certain plaintiffs filed a Motion for Consolidation and Appointment of Interim Co-Lead Counsel and Interim Liaison Counsel, and a certain plaintiff also filed a Motion for Expedited Discovery as well as a First Amended Class Action Complaint (“Amended Complaint”).  The Amended Complaint includes the same claims set forth in the initial complaint and includes additional allegations for breach of fiduciary duty with respect to the definitive proxy statement that SHR filed with the SEC on October 20, 2015.  On October 28, 2015, the court issued an order which, inter alia, consolidated the eight pending actions under the caption In re Strategic Hotels & Resorts, Incorporated Shareholder Litigation, Case No. 24-C-15-004668.
Letters of Credit:
As of September 30, 2015, the Company provided a $75,000 letter of credit related to its office space lease. In January 2015, the Company terminated the letter of credit that was previously provided in connection with an obligation to complete property improvements at the JW Marriott Essex House Hotel.
Purchase Commitments:
Construction Contracts
The Company has executed various contracts related to construction activities. As of September 30, 2015, the Company’s obligations under these contracts amounted to approximately $35,240,000. The construction activities are expected to be completed in the next twelve months.
JW Marriott Essex House Hotel Property Improvement Plan
As required by the JW Marriott Essex House Hotel management agreement, the Essex House Hotel Venture has an obligation to renovate and improve the property. As of September 30, 2015, the Essex House Hotel Venture's obligation under this agreement is approximately $411,000. The improvements are expected to be completed by December 2015.
15. FAIR VALUE OF FINANCIAL INSTRUMENTS
As of September 30, 2015 and December 31, 2014, the carrying amounts of certain financial instruments employed by the Company, including cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses were representative of their fair values because of the short-term maturity of these instruments.
At September 30, 2015 and December 31, 2014, the Company estimated the fair value of mortgages and credit facility arrangements to be approximately $1,751,000,000 and $1,726,000,000, respectively.
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
16. MANAGEMENT AND ADVISORY AGREEMENTS
JW Marriott Essex House Hotel Performance Guarantee
In connection with the acquisition of the JW Marriott Essex House Hotel in September 2012, the Essex House Hotel Venture entered into a management agreement with an affiliate of Marriott International, Inc. (Marriott). In connection with the management agreement, Marriott provided the Essex House Hotel Venture with a limited performance guarantee that will ensure, subject to certain limitations, a target level of net operating profit. Guarantee payments are calculated and paid to the Essex House Hotel Venture on a monthly basis based on the cumulative year-to-date results with a final true-up at the end of each year. Monthly interim payments are recorded as deferred revenue and are recognized as other hotel operating revenue at the end of the year when the final guarantee payment for the year is determined. The maximum guarantee that could be paid to the Essex House Hotel Venture during the guarantee period is $40,000,000. Any guarantee payments that exceed $20,000,000 may be recoverable by Marriott in accordance with the terms of the limited performance guarantee. Any amounts that are recoverable will be deferred and will not be recognized in earnings. Since the commencement of the performance guarantee,

STRATEGIC HOTELS & RESORTS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Essex House Hotel Venture has received payments of $20,000,000 which have been recognized in earnings, and has received payments of an additional $12,594,000, which have been recorded as deferred revenues in accounts payable and accrued expenses on the condensed consolidated balance sheet. The guarantee period began on September 17, 2012 and will continue through the earlier of (a) December 31, 2020, (b) the date at which the maximum guarantee has been funded, or (c) the termination of the management agreement.
Asset Management and Advisory Agreements
The Company has entered into asset management and advisory agreements with third parties to provide such services to hotels not owned by the Company. The Company earns base fees and may have the potential to earn additional incentive fees. The Company earned fees of $263,000 and $255,000 for the three months ended September 30, 2015 and 2014, respectively, and fees of $788,000 and $455,000 for the nine months ended September 30, 2015 and 2014, respectively, under these agreements, which are included in other income (expenses), net, in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS

On October 12, 2015, the Company amended its performance-based RSU awards agreements. The amendment states that if a change of control occurs prior to the end of the performance period defined in the original agreements or is publicly announced prior to and is pending as of the end of that performance period, the relative total shareholder return of the shares of SHR common stock will be determined based on the 60-day trading average closing price with the last trading day of such 60-day period ending immediately prior to the date of the public announcement of the change in control (see note 12).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, references to “we”, “our”, “us”, and “the Company” are references to SHR together, except as the context otherwise requires, with its consolidated subsidiaries, including SH Funding.
Note on Forward-Looking Statements
This quarterly report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which involve certain risks and uncertainties. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These forward-looking statements are identified by their use of such terms and phrases such as “intends,” “intend,” “intended,” “goal,” “estimate,” “estimates,” “expects,” “expect,” “expected,” “project,” “projected,” “projections,” “plans,” “predicts,” “potential,” “seeks,” “anticipates,” “anticipated,” “should,” “could,” “may,” “will,” “designed to,” “foreseeable future,” “believe,” “believes” and “scheduled” and similar expressions. Forward-looking statements reflect our current views about future events and are subject to risks, uncertainties, assumptions and changes in circumstances that may cause actual results or outcomes to differ materially from those expressed in any forward-looking statement. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including, without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Our actual results may differ significantly from any results expressed or implied by these forward looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to: the failure to satisfy conditions to completion of the Mergers (as defined below), including receipt of stockholder approval; the failure of the Mergers to close for any other reason; the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement (as defined below); the outcome of the legal proceedings that have been, or may be, instituted against us and others following the announcement of our entering into the Merger Agreement; risks that the proposed merger transaction disrupts current plans and operations including potential difficulties in relationships with employees; the amounts of the costs, fees, expenses and charges relating to the Mergers; the effects of economic conditions and disruptions in financial markets upon business and leisure travel and the hotel markets in which we invest; our liquidity and refinancing demands; our ability to obtain, refinance or extend maturing debt; our ability to maintain compliance with covenants contained in our debt facilities; stagnation or deterioration in economic and market conditions, particularly impacting business and leisure travel spending in the markets where our hotels and resorts operate and in which we invest, including luxury and upper upscale product; general volatility of the capital markets and the market price of our shares of common stock; availability of capital; our ability to dispose of properties in a manner consistent with our investment strategy and liquidity needs; hostilities and security concerns, including future terrorist attacks, or the apprehension of hostilities, in each case that affect travel within or to the United States or other countries where we invest; difficulties in identifying properties to acquire and completing acquisitions; our failure to maintain effective internal control over financial reporting and disclosure controls and procedures; risks related to natural disasters; increases in interest rates and operating costs, including insurance premiums and real property taxes; contagious disease outbreaks; delays and cost-overruns in construction and development; marketing challenges associated with entering new lines of business or pursuing new business strategies; our failure to maintain our status as a real estate investment trust, or REIT; changes in the competitive environment in our industry and the markets where we invest; changes in real estate and zoning laws or regulations; legislative or regulatory changes, including changes to laws governing the taxation of REITs; changes in generally accepted accounting principles, policies and guidelines; litigation, judgments or settlements; and the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2014.
Pending Mergers
On September 4, 2015, SHR and SH Funding entered into an Agreement and Plan of Merger (the Merger Agreement) with BRE Diamond Hotel Holdings LLC, a Delaware limited liability company (BRE Holdings), BRE Diamond Hotel LLC, a Delaware limited liability company (Merger Sub), and BRE Diamond Hotel Acquisition LLC, a Delaware limited liability company (Merger Opco), whereby Merger Opco will merge with and into SH Funding, and SHR will merge with and into Merger Sub (the Mergers). See “Item 1. Financial Statements -1. General - Agreement and Plan of Merger” for a more detailed discussion of the pending Mergers. The Mergers are expected to close in the fourth quarter of 2015, although closing is subject to various closing conditions, including the approval by SHR's common stockholders, and therefore, we cannot provide any assurance that the Mergers will close in a timely manner or at all. Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. We have incurred and will continue to incur a variety of merger-related costs, which while not recurring in nature, will not be recoverable if the Mergers are not consummated.
On October 20, 2015, we filed a definitive proxy statement with the Securities and Exchange Commission in connection with the Mergers. See our definitive proxy statement on Schedule 14A and the risk factors contained below under the heading "Part II - Other Information - Item 1A. Risk Factors" and elsewhere in the report for a description of conditions related to the Mergers that could adversely affect our results of operations.
Overview
Our core business is to acquire and asset-manage upper upscale and luxury hotels (as defined by Smith Travel Research, an independent provider of lodging industry statistical data). We own a unique portfolio of hotels that includes complex assets with multiple revenue streams located in select urban and resort markets that have strong growth characteristics and high barriers to entry. See “Item 1. Financial Statements -1. General” for the hotel interests owned by us as of September 30, 2015. We are committed to enhancing shareholder value through a disciplined strategy that includes internal growth through exceptional asset management; conservative balance sheet management; disciplined capital allocation; and opportunistic dispositions of hotels upon completion of our value enhancement and cash flow generating strategies.
We were incorporated in Maryland in January 2004 and completed our initial public offering of our common stock in June 2004. We made an election to be taxed as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the Tax Code). A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid federal income taxes at the corporate level. To continue to qualify as a REIT, we cannot operate hotels; instead we employ internationally known hotel management companies to operate our hotels under management contracts. We operate as a self-administered and self-managed REIT, which means that we are managed by our board of directors and executive officers. We conduct our operations through our direct and indirect subsidiaries including our operating partnership, SH Funding, which currently holds substantially all of our assets. We are the managing member of SH Funding and hold approximately 99.7% of its membership units as of September 30, 2015. We manage all business aspects of SH Funding, including the sale and purchase of hotels, the investment in such hotels and the financing of SH Funding and its assets.
When presenting the U.S. dollar equivalent amount for any amounts expressed in a foreign currency, the U.S. dollar equivalent amount has been computed based on the exchange rate on the date of the transaction or the exchange rate prevailing on September 30, 2015, as applicable, unless otherwise noted.
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
Outlook

The current cyclical recovery of the lodging industry, which is viewed as positive RevPAR growth on a trailing twelve month basis for the industry, has been characterized by steadily improving demand, despite somewhat muted macroeconomic growth, and very limited new supply, particularly in the luxury and upper upscale segment. From a historical perspective, 2015 represents the sixth year of the current lodging recovery. The previous two upcycles lasted just over nine years (June 1992 through August 2001) and over five years (June 2003 through October 2008), respectively. Supply growth on a trailing twelve month moving average during the current upcycle has been 0.8% and has consistently run below the 2% long-term average.

As we assess lodging supply and demand dynamics looking forward, we are optimistic about the long-term prospects for the current recovery continuing, particularly in the product niche and markets in which we own assets. Group bookings pace remains our best forward indicator of demand. Definite group room nights for 2016 as of September 30, 2015 for our Total

Portfolio (which is defined within "—Factors Affecting Our Results of Operations - Total Portfolio and Same Store Assets Definitions"), excluding the Hyatt Regency La Jolla hotel, which was sold on May 21, 2015, are expected to exceed 2015 definite group room nights by 10.7% and are booked at 3.1% higher rates. With the exception of the New York City and Austin markets and select areas of the Miami market, new supply in the luxury and upper upscale segments remains very well contained in our markets and the current significant gap between hotel trading values and replacement costs bodes favorably for very limited supply growth into the future.
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
Acquisitions of Interests in Consolidated Properties. On July 24, 2015, affiliates of KSL Capital Partners, LLC (KSL) exercised their right to sell us their equity interests in a joint venture formed with us to acquire, own, manage, and operate the JW Marriott Essex House Hotel (the Essex House Hotel Venture) (the Put Option). In connection with the exercise of the Put Option, and in accordance with the terms of the joint venture agreements, (a) on August 19, 2015, we issued an aggregate of 6,595,449 shares of our common stock to KSL, (b) the borrowers under the mortgage loan secured by the JW Marriott Essex House Hotel became wholly owned by certain of our indirect subsidiaries, and (c) the joint venture with KSL terminated.
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

Sales of Interests in Consolidated Properties. On August 19, 2015, we entered into an agreement with an unaffiliated third party to sell the Marriott Lincolnshire Resort for $20.7 million. The transaction, which is subject to certain closing conditions, is expected to close in the fourth quarter of 2015.

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
We present certain information about our hotel operating results and key performance indicators on a comparable hotel basis, which we refer to as our Same Store analysis. We define our Same Store Assets as those hotels (a) that are owned by us, and whose operations are included in our consolidated operating results and (b) for which we reported operating results throughout the entire reporting periods presented. Our Same Store Assets Portfolio excludes all sold properties and assets held for sale, if any, classified as continuing and discontinued operations. We present the results of Same Store Assets because we believe that doing so provides useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist in distinguishing whether increases or decreases in revenues and/or expenses are due to operations of the Same Store Assets or from acquisition or disposition activity.
The following table summarizes the properties that are included in our Same Store Assets Portfolio and Total Portfolio for the reporting periods presented:

	Same Store Assets Portfolio		Total Portfolio
	Three Months Ended September 30,	Nine Months Ended September 30,	Three and Nine Months Ended September 30,
	2015 and 2014	2015 and 2014	2015	2014
Marriott Lincolnshire Resort (1)			X	X
Loews Santa Monica Beach Hotel	X	X	X	X
Hyatt Regency La Jolla (2)			X	X
Ritz-Carlton Half Moon Bay	X	X	X	X
InterContinental Chicago	X	X	X	X
InterContinental Miami	X	X	X	X
Fairmont Chicago	X	X	X	X
Four Seasons Washington, D.C.	X	X	X	X
Westin St. Francis	X	X	X	X
Ritz-Carlton Laguna Niguel	X	X	X	X
Four Seasons Jackson Hole	X	X	X	X
Four Seasons Silicon Valley	X	X	X	X
JW Marriott Essex House Hotel	X	X	X	X
Fairmont Scottsdale Princess	X		X	X
Hotel del Coronado	X		X	X
Four Seasons Resort Scottsdale at Troon North			X
Montage Laguna Beach			X
Four Seasons Hotel Austin			X

(1) On August 19, 2015, we entered into an agreement with an unaffiliated third party to sell the Marriott Lincolnshire Resort. The transaction, which is subject to certain closing conditions, is expected to close in the fourth quarter of 2015.
(2) The results of operations for the Hyatt Regency La Jolla hotel are included in our Total Portfolio results of operations for our period of ownership. The Hyatt Regency La Jolla hotel was sold on May 21, 2015, and the results of operations are classified as continuing operations for all periods presented.

Revenues. Substantially all of our revenue is derived from the operation of our hotels. Specifically, our revenue for the nine months ended September 30, 2015 and 2014, consisted of:

	Total Portfolio % of Total Revenues		Same Store Assets % of Total Revenues
	2015	2014	2015	2014
Revenues:
Rooms	52.8%	55.1%	56.9%	57.4%
Food and beverage	36.0%	34.4%	34.0%	33.5%
Other hotel operating revenue	10.9%	10.0%	8.7%	8.5%
Lease revenue	0.3%	0.5%	0.4%	0.6%
Total revenues	100.0%	100.0%	100.0%	100.0%

•	Rooms revenue. Occupancy and ADR are the major drivers of rooms revenue.

•	Food and beverage revenue. Occupancy, local catering and banquet events are the major drivers of food and beverage revenue.

•
Other hotel operating revenue. Other hotel operating revenue consists primarily of cancellation fees, spa, telephone, parking, golf course, internet access, space rentals, retail and other guest services and is also driven by occupancy.

•
Lease revenue. We subleased our interest in the Marriott Hamburg hotel to a third party and earned annual base rent plus additional rent contingent on the hotel meeting performance thresholds. Effective September 1, 2015, we transferred our leasehold interests in the Marriott Hamburg hotel to an unaffiliated third party and no longer receive rent payments.

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
Our transient customers include individual or group business and leisure travelers that occupy fewer than 10 rooms per night. Transient customers for our Total Portfolio accounted for approximately 56.2% and 58.6% of the rooms sold during the nine months ended September 30, 2015 and 2014, respectively. We divide our transient customers into the following subcategories:

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

Our group customers include groups of 10 or more individuals that occupy 10 or more rooms per night. Group customers for our Total Portfolio accounted for approximately 43.8% and 41.4% of the rooms sold during the nine months ended September 30, 2015 and 2014, respectively. We divide our group customers into the following subcategories:

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
Hotel Operating Expenses. Our hotel operating expenses for the nine months ended September 30, 2015 and 2014 consisted of the costs and expenses to provide hotel services, including:

	Total Portfolio % of Total Hotel Operating Expenses		Same Store Assets % of Total Hotel Operating Expenses
	2015	2014	2015	2014
Hotel Operating Expenses:
Rooms	20.0%	21.1%	21.6%	22.0%
Food and beverage	33.5%	32.9%	33.8%	33.8%
Other departmental expenses	34.3%	33.3%	32.0%	31.6%
Management fees	4.7%	4.3%	4.5%	4.2%
Other hotel expenses	7.5%	8.4%	8.1%	8.4%
Total hotel operating expenses	100.0%	100.0%	100.0%	100.0%

•	Rooms expense. Occupancy is a major driver of rooms expense, which has a significant correlation with rooms revenue.

•	Food and beverage expense. Occupancy, local catering and banquet events are the major drivers of food and beverage expense, which has a significant correlation with food and beverage revenue.

•	Other departmental expenses. Other departmental expenses consist of general and administrative, marketing, repairs and maintenance, utilities and expenses related to earning other operating revenue.

•
Management fees. We pay base and incentive management fees to our hotel operators. Base management fees are computed as a percentage of revenue. Incentive management fees are incurred when operating profits exceed levels prescribed in our management agreements.

•	Other hotel expenses. Other hotel expenses consist primarily of insurance costs and property taxes.
Salaries, wages and related benefits are included within the categories of hotel operating expenses described above and represented approximately 50.1% and 50.2% of the Total Portfolio total hotel operating expenses for the nine months ended September 30, 2015 and 2014, respectively.
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
Lease Expense. As a result of the sale-leaseback transaction of the Marriott Hamburg hotel, we recorded lease expense in our condensed consolidated statements of operations. In conjunction with the sale-leaseback transaction, we also recorded a deferred gain, which was amortized as an offset to lease expense. Effective September 1, 2015, we transferred our leasehold interests in the Marriott Hamburg hotel to an unaffiliated third party. As of the transfer date, we were released from all of our obligations under the lease arrangements.
Corporate Expenses. Corporate expenses include payroll and related costs, professional fees, travel expenses, office rent and transaction costs.

Recent Events. In addition to the pending Mergers and the changes to the consolidated hotel properties and unconsolidated affiliates noted above, we expect that the following events will cause our future results of operations to differ from our historical performance:
Marriott Hamburg hotel. Effective September 1, 2015, we transferred our leasehold interest in the Marriott Hamburg hotel to an unaffiliated third party and were released from all of our obligations under the lease arrangements. We are still entitled to a euro-denominated security deposit in the amount of €1,900,000 ($2,124,000 based on the foreign exchange rate as of September 30, 2015), which will be released back to us in four equal installments over four years beginning on March 1, 2017. As a result of this transfer, we have now completed our exit from Europe.
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

Comparison of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014
Operating Results
The following table presents the operating results for the three months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$198,114	$176,133	$21,981	12.5%	$170,106	$166,891	$3,215	1.9%
Food and beverage	115,296	96,642	18,654	19.3%	93,710	89,522	4,188	4.7%
Other hotel operating revenue	40,346	31,224	9,122	29.2%	31,599	28,032	3,567	12.7%
Lease revenue	678	1,264	(586)	(46.4)%	678	1,264	(586)	(46.4)%
Total revenues	354,434	305,263	49,171	16.1%	296,093	285,709	10,384	3.6%
Operating Costs and Expenses:
Hotel operating expenses	258,714	221,770	(36,944)	(16.7)%	212,278	205,735	(6,543)	(3.2)%
Lease expense	682	1,215	533	43.9%	682	1,215	533	43.9%
Depreciation and amortization	39,633	32,932	(6,701)	(20.3)%	31,540	30,344	(1,196)	(3.9)%
Impairment losses	2,325	—	(2,325)	(100.0)%	—	—	—	—%
Corporate expenses	10,709	5,405	(5,304)	(98.1)%	—	—	—	—%
Total operating costs and expenses	312,063	261,322	(50,741)	(19.4)%	244,500	237,294	(7,206)	(3.0)%
Operating income	42,371	43,941	(1,570)	(3.6)%	$51,593	$48,415	$3,178	6.6%
Interest expense, net	(18,572)	(21,798)	3,226	14.8%
Loss on early extinguishment of debt	—	(609)	609	100.0%
Equity in losses of unconsolidated affiliates	—	(4)	4	100.0%
Foreign currency exchange gain (loss)	4	(69)	73	105.8%
Loss on consolidation of affiliates	—	(15)	15	100.0%
Other income (expenses), net	2,746	(136)	2,882	2,119.1%
Income before income taxes and discontinued operations	26,549	21,310	5,239	24.6%
Income tax expense	(3,857)	(370)	(3,487)	(942.4)%
Income from continuing operations	22,692	20,940	1,752	8.4%
Income from discontinued operations, net of tax	—	63	(63)	(100.0)%
Net income	22,692	21,003	1,689	8.0%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(65)	(67)	2	3.0%
Net loss attributable to the noncontrolling interests in consolidated affiliates	634	1,854	(1,220)	(65.8)%
Net income attributable to SHR	$23,261	$22,790	$471	2.1%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$51,593	$48,415	$3,178	6.6%
Corporate expenses					(10,709)	(5,405)	(5,304)	(98.1)%
Corporate depreciation and amortization					(126)	(124)	(2)	(1.6)%
Non-Same Store Assets operating income					1,613	1,055	558	52.9%
Total Portfolio operating income					$42,371	$43,941	$(1,570)	(3.6)%

Rooms. Our Same Store Assets contributed to a $3.2 million, or 1.9%, increase in rooms revenue for the three months ended September 30, 2015 from the three months ended September 30, 2014. The components of RevPAR from our Same Store Assets for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	80.7%	80.5%	0.2%
ADR	$337.93	$332.45	1.6%
RevPAR	$272.63	$267.48	1.9%

The increase in RevPAR for the Same Store Assets resulted from a 1.6% increase in ADR and a 0.2 percentage-point increase in occupancy. RevPAR increased primarily due to growth in group ADR for our Same Store Assets for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Rooms revenue for many of the hotels included in our Same Store Assets did not change significantly when compared to the same period in the prior year. However, there were notable increases in RevPAR at the InterContinental Miami hotel, the Ritz-Carlton Half Moon Bay hotel, and the JW Marriott Essex House Hotel all due to significant growth in group demand during the three months ended September 30, 2015 when compared to the same period in the prior year. The only significant decline in RevPAR was at the Four Seasons Washington, D.C. hotel, which had a decline in occupancy due to competitors offering exceptionally low rates and displacement from a rooms renovation.
For our Total Portfolio, rooms revenue increased $22.0 million, or 12.5%, for the three months ended September 30, 2015 from the three months ended September 30, 2014. In addition to the increase in the rooms revenue at our Same Store Assets, the increase in our Total Portfolio rooms revenue includes $24.4 million of additional rooms revenue from hotel acquisitions. The increase in the Total Portfolio rooms revenue was offset by a decline of $5.7 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
The components of RevPAR from our Total Portfolio for the three months ended September 30, 2015 and 2014 are summarized as follows:

	Three Months Ended September 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	79.6%	80.2%	(0.7)%
ADR	$341.46	$314.53	8.6%
RevPAR	$271.77	$252.30	7.7%

Food and Beverage. Our Same Store Assets had a $4.2 million, or 4.7%, increase in food and beverage revenue for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, primarily due to an increase in banquet, catering, and audio-visual revenues from strong group spend at many of our Same Store Assets, including significant group spend at the InterContinental Miami hotel, the Ritz-Carlton Half Moon Bay hotel, the Fairmont Scottsdale Princess hotel and the JW Marriott Essex House Hotel. The InterContinental Miami hotel also had an increase in outlet revenue due to strong volume at its Toro Toro restaurant and the Ritz-Carlton Half Moon Bay hotel had growth in outlet revenue due to favorable weather conditions. For our Total Portfolio, food and beverage revenue increased $18.7 million, or 19.3%, when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014. In addition to the increase in food and beverage revenue at our Same Store Assets, the increase in our Total Portfolio food and beverage revenue includes $17.7 million of additional food and beverage revenue from hotel acquisitions. The increase in the Total Portfolio food and beverage revenue was offset by a decline of $3.4 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.

Other Hotel Operating Revenue. Our Same Store Assets had a $3.6 million, or 12.7%, increase in other hotel operating revenue for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, primarily due significant demand for the rental of residential units at the Four Seasons Jackson Hotel hotel. For our Total Portfolio, other hotel operating revenue increased $9.1 million, or 29.2%, when comparing the three months ended September 30, 2015 to the three months ended September 30, 2014, which includes $6.3 million of additional other hotel operating revenue from hotel acquisitions. The increase in the Total Portfolio other hotel operating revenue was offset by a decline of $0.5 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the three months ended September 30, 2015 and 2014, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$52,968	$48,197	$(4,771)	(9.9)%	$46,147	$45,749	$(398)	(0.9)%
Food and beverage	83,412	70,965	(12,447)	(17.5)%	68,380	66,204	(2,176)	(3.3)%
Other departmental expenses	89,068	74,640	(14,428)	(19.3)%	70,338	68,063	(2,275)	(3.3)%
Management fees	11,578	9,970	(1,608)	(16.1)%	9,746	9,160	(586)	(6.4)%
Other hotel expenses	21,688	17,998	(3,690)	(20.5)%	17,667	16,559	(1,108)	(6.7)%
Total hotel operating expenses	$258,714	$221,770	$(36,944)	(16.7)%	$212,278	$205,735	$(6,543)	(3.2)%
Hotel operating expenses for our Same Store Assets increased by $6.5 million, or 3.2%, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The increase in hotel operating expenses is not significant and was expected as it correlates with the increase in rooms, food and beverage and other hotel operating revenue noted above. There were no notable variances in individual cost categories.
For our Total Portfolio, hotel operating expenses increased by $36.9 million, or 16.7%, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, due to the increase in our Same Store Assets as well as $37.5 million of additional hotel operating expenses related to hotel acquisitions. The increase in the Total Portfolio hotel operating expenses was offset by a decline of $7.9 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
Depreciation and Amortization. For our Total Portfolio, depreciation and amortization increased $6.7 million, or 20.3%, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014, primarily due to $8.0 million of additional depreciation and amortization expense from hotel acquisitions. The increase in the Total Portfolio depreciation and amortization was offset by a decline of $1.3 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
Impairment Losses. On August 19, 2015, we entered into an agreement to sell the Marriott Lincolnshire Resort and reclassified the asset as held for sale. During the three months ended September 30, 2015, we recorded a non-cash impairment loss of $2.3 million to write down the value of the hotel to an amount equal to the fair value less the cost to sell.
Corporate Expenses. Corporate expenses increased $5.3 million, or 98.1%, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. Corporate expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and transaction costs. The increase in corporate expenses is primarily due to costs incurred related to the Mergers more fully described in “Item 1. Financial Statements -1. General - Agreement and Plan of Merger.”

Interest Expense, Net. There was a $3.2 million, or 14.8%, decrease in interest expense, net, for the three months ended September 30, 2015 when compared to the three months ended September 30, 2014. The components of interest expense, net, for the three months ended September 30, 2015 and 2014, are summarized as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages	$(13,586)	$(17,058)	$3,472	20.4%
Credit facility arrangements	(1,816)	(299)	(1,517)	(507.4)%
Amortization of deferred financing costs	(1,003)	(962)	(41)	(4.3)%
Amortization of debt discount	(40)	(623)	583	93.6%
Amortization of interest rate swap costs	(2,459)	(3,114)	655	21.0%
Interest income	3	46	(43)	(93.5)%
Capitalized interest	329	212	117	55.2%
Total interest expense, net	$(18,572)	$(21,798)	$3,226	14.8%
The change in interest expense, net, is primarily due to the following:

•
a decrease in mortgage interest due to the repayment of the mortgage loans secured by the Fairmont Chicago hotel, the Westin St. Francis hotel, and the Hyatt Regency La Jolla hotel in 2015 and lower annual interest rates resulting from refinancing activity; partially offset by

•
an increase in interest related to credit facility arrangements due to a higher average balance outstanding under the credit facility arrangements during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

The weighted average debt outstanding for the three months ended September 30, 2015 and 2014 amounted to $1.8 billion and $1.6 billion, respectively. At September 30, 2015, approximately 23.0% of our total debt had fixed interest rates.
Other Income (Expenses), Net. Other income, net, includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $2.9 million change in other income, net, for the three months ended September 30, 2015, when compared to the three months ended September 30, 2014, is primarily due to the recognition of a $2.7 million gain previously deferred related to the Marriott Hamburg hotel, which was recognized in full when our leasehold interest in the hotel was transferred to an unaffiliated third party effective September 1, 2015.
Income Tax Expense. The $3.5 million, or 942.4%, increase in income tax expense is due to higher current income tax expense resulting from improved profitability and operations of the hotels as well as higher deferred income tax expense related to the Hotel del Coronado, which was consolidated in June 2014.
Net Income Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The change in net income attributable to noncontrolling interests in consolidated affiliates is primarily due to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015 and KSL's exercise of its Put Option related to the JW Marriott Essex House Hotel on July 24, 2015, both of which resulted in the elimination of the noncontrolling interests related to these two hotels.

Comparison of Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014
Operating Results

The following table presents the operating results for the nine months ended September 30, 2015 and 2014, including the amount and percentage change in these results between the two periods of our Total Portfolio and Same Store Assets (in thousands, except operating data).

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Revenues:
Rooms	$547,355	$428,107	$119,248	27.9%	$372,891	$357,310	$15,581	4.4%
Food and beverage	373,288	266,687	106,601	40.0%	222,559	208,218	14,341	6.9%
Other hotel operating revenue	113,242	77,405	35,837	46.3%	56,755	53,022	3,733	7.0%
Lease revenue	2,722	3,882	(1,160)	(29.9)%	2,722	3,882	(1,160)	(29.9)%
Total revenues	1,036,607	776,081	260,526	33.6%	654,927	622,432	32,495	5.2%
Operating Costs and Expenses:
Hotel operating expenses	759,637	584,511	(175,126)	(30.0)%	483,125	463,932	(19,193)	(4.1)%
Lease expense	2,733	3,733	1,000	26.8%	2,733	3,733	1,000	26.8%
Depreciation and amortization	117,628	83,195	(34,433)	(41.4)%	62,013	60,139	(1,874)	(3.1)%
Impairment losses	12,726	—	(12,726)	(100.0)%	—	—	—	—%
Corporate expenses	25,418	19,796	(5,622)	(28.4)%	—	—	—	—%
Total operating costs and expenses	918,142	691,235	(226,907)	(32.8)%	547,871	527,804	(20,067)	(3.8)%
Operating income	118,465	84,846	33,619	39.6%	107,056	94,628	$12,428	13.1%
Interest expense, net	(61,949)	(59,582)	(2,367)	(4.0)%
Loss on early extinguishment of debt	(34,211)	(609)	(33,602)	(5,517.6)%
Equity in earnings of unconsolidated affiliates	—	5,267	(5,267)	(100.0)%
Foreign currency exchange loss	(72)	(75)	3	4.0%
Gain on consolidation of affiliates	—	143,451	(143,451)	(100.0)%
Other income, net	43,054	1,082	41,972	3,879.1%
Income before income taxes and discontinued operations	65,287	174,380	(109,093)	(62.6)%
Income tax expense	(6,528)	(616)	(5,912)	(959.7)%
Income from continuing operations	58,759	173,764	(115,005)	(66.2)%
Income from discontinued operations, net of tax	—	159,102	(159,102)	(100.0)%
Net income	58,759	332,866	(274,107)	(82.3)%
Net income attributable to the noncontrolling interests in SHR’s operating partnership	(169)	(1,197)	1,028	85.9%
Net (income) loss attributable to the noncontrolling interests in consolidated affiliates	(12,820)	6,112	(18,932)	(309.8)%
Net income attributable to SHR	$45,770	$337,781	$(292,011)	(86.4)%
Reconciliation of Same Store Assets Operating Income to Total Portfolio Operating Income:
Same Store Assets operating income					$107,056	$94,628	$12,428	13.1%
Corporate expenses					(25,418)	(19,796)	(5,622)	(28.4)%
Corporate depreciation and amortization					(381)	(370)	(11)	(3.0)%
Non-Same Store Assets operating income					37,208	10,384	26,824	258.3%
Total Portfolio operating income					$118,465	$84,846	$33,619	39.6%

Rooms. Our Same Store Assets contributed to a $15.6 million, or 4.4%, increase in rooms revenue for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. The components of RevPAR from our Same Store Assets for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	78.9%	79.6%	(0.9)%
ADR	$322.12	$306.09	5.2%
RevPAR	$254.07	$243.60	4.3%
The increase in RevPAR for the Same Store Assets resulted from a 5.2% increase in ADR offset by a 0.7 percentage-point decrease in occupancy. RevPAR increased primarily due to growth in group and transient ADR of 6.5% and 4.9%, respectively, for our Same Store Assets for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Significant contributors to growth in rooms revenue at our Same Store Assets include: the Westin St. Francis hotel, which had increased transient demand over the prior year that helped drive higher transient and group ADR, the Four Seasons Silicon Valley hotel, which had strong transient demand that helped drive higher transient and group ADR, and the Ritz-Carlton Laguna hotel, which had strong group demand that helped drive higher transient and group ADR.
For our Total Portfolio, rooms revenue increased $119.2 million, or 27.9%, for the nine months ended September 30, 2015 from the nine months ended September 30, 2014. In addition to the increase in the rooms revenue at our Same Store Assets, the increase in our Total Portfolio rooms revenue includes $108.2 million of additional rooms revenue from hotel acquisitions. The increase in rooms revenue in our Total Portfolio was partially offset by a decline of $5.3 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
The components of RevPAR from our Total Portfolio for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change (%) Favorable/ (Unfavorable)
Occupancy	77.1%	76.9%	0.3%
ADR	$326.39	$294.73	10.7%
RevPAR	$251.55	$226.54	11.0%
Food and Beverage. Our Same Store Assets had a $14.3 million, or 6.9%, increase in food and beverage revenue for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily due to an increase in banquet and catering revenues due to increased banquet volume and strong group spend at many of our Same Store Assets, including the InterContinental Miami hotel, the JW Marriott Essex House Hotel, and the Ritz-Carlton Laguna Niguel hotel. Additionally, the InterContinental Miami hotel had an increase in outlet revenue due to strong volume at its Toro Toro restaurant and the Ritz-Carlton Half Moon Bay hotel had strong outlet revenues, especially in the first and third quarters of 2015, due to favorable weather conditions. For our Total Portfolio, food and beverage revenue increased $106.6 million, or 40.0%, when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014. In addition to the increase in food and beverage revenue at our Same Store Assets, the increase in our Total Portfolio food and beverage revenue includes $94.6 million of additional food and beverage revenue from hotel acquisitions. The increase in food and beverage revenue in our Total Portfolio was partially offset by a decline of $3.6 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
Other Hotel Operating Revenue. Our Same Store Assets had a $3.7 million, or 7.0%, increase in other hotel operating revenue for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, primarily due significant demand for the rental of residential units at the Four Seasons Jackson Hotel hotel. For the Total Portfolio, other hotel operating revenue increased $35.8 million, or 46.3%, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014 primarily due to an additional $33.8 million of other hotel operating revenue from hotel acquisitions.

Hotel Operating Expenses. The following table presents the components of our hotel operating expenses for the nine months ended September 30, 2015 and 2014, including the amount and percentage changes in these expenses between the two periods of our Total Portfolio and Same Store Assets (in thousands):

	Total Portfolio				Same Store Assets
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Hotel operating expenses:
Rooms	$151,905	$123,172	$(28,733)	(23.3)%	$104,160	$102,208	$(1,952)	(1.9)%
Food and beverage	254,731	192,645	(62,086)	(32.2)%	163,515	156,662	(6,853)	(4.4)%
Other departmental expenses	260,418	194,457	(65,961)	(33.9)%	154,699	146,742	(7,957)	(5.4)%
Management fees	35,440	24,989	(10,451)	(41.8)%	21,845	19,441	(2,404)	(12.4)%
Other hotel expenses	57,143	49,248	(7,895)	(16.0)%	38,906	38,879	(27)	(0.1)%
Total hotel operating expenses	$759,637	$584,511	$(175,126)	(30.0)%	$483,125	$463,932	$(19,193)	(4.1)%
Hotel operating expenses for our Same Store Assets increased by $19.2 million, or 4.1%, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Payroll and related costs increased $6.1 million, most notably in the food and beverage department, which had higher banquet volume compared to prior year. Additionally, sales and marketing costs increased $1.3 million, food and beverage acquisition costs increased $0.6 million, credit card commissions increased $0.6 million, and travel agent commissions increased $0.2 million. Management fees increased $2.4 million due to higher gross revenues and improved operating profit at many of our Same Store Assets.
For the Total Portfolio, hotel operating expenses increased by $175.1 million, or 30.0%, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, due to the increase in our Same Store Assets as well as $164.9 million of additional hotel operating expenses from hotel acquisitions. The increase in hotel operating expenses in our Total Portfolio was partially offset by a decline of $9.8 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
Depreciation and Amortization. For the Total Portfolio, depreciation and amortization increased $34.4 million, or 41.4%, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014, primarily due to $35.7 million of additional depreciation and amortization expense from hotel acquisitions. The increase in depreciation and amortization in our Total Portfolio was partially offset be a decline of $1.7 million related to the disposition of the Hyatt Regency La Jolla hotel on May 21, 2015.
Impairment Losses. During the nine months ended September 30, 2015, we performed an impairment test of long-lived assets related to the Marriott Lincolnshire Resort as a result of a change in the anticipated holding period for this hotel and subsequently entered into an agreement to sell the hotel on August 19, 2015 and reclassified the asset as held for sale. For the nine months ended September 30, 2015, we recorded a non-cash impairment charge of $12.7 million to write down the value of the hotel to an amount equal to the fair value less the cost to sell.
Corporate Expenses. Corporate expenses increased $5.6 million, or 28.4%, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. Corporate expenses consist primarily of payroll and related costs, professional fees, travel expenses, office rent, and transaction costs. The increase in corporate expenses is primarily due to costs incurred related to the Mergers more fully described in “Item 1. Financial Statements -1. General - Agreement and Plan of Merger.”

Interest Expense, Net. There was a $2.4 million, or 4.0%, increase in interest expense, net, for the nine months ended September 30, 2015 when compared to the nine months ended September 30, 2014. The components of interest expense, net, for the nine months ended September 30, 2015 and 2014 are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change ($) Favorable/ (Unfavorable)	Change (%) Favorable/ (Unfavorable)
Mortgages	$(48,094)	$(50,366)	$2,272	4.5%
Credit facility arrangements	(3,027)	(1,643)	(1,384)	(84.2)%
Amortization of deferred financing costs	(2,830)	(3,400)	570	16.8%
Amortization of debt discount	(731)	(1,246)	515	41.3%
Amortization of interest rate swap costs	(8,031)	(6,472)	(1,559)	(24.1)%
Mark to market of certain interest rate swaps	—	2,815	(2,815)	(100.0)%
Interest income	120	123	(3)	(2.4)%
Capitalized interest	644	607	37	6.1%
Total interest expense, net	$(61,949)	$(59,582)	$(2,367)	(4.0)%
The change in interest expense, net, is primarily due to the following:

•
a decrease in mortgage interest due to the repayment of the mortgage loans secured by the Fairmont Chicago hotel, the Westin St. Francis hotel, and the Hyatt Regency La Jolla hotel in 2015, the elimination of cash swap settlement payments due to the termination of all of our remaining interest rate swaps in April 2014, and lower annual interest rates resulting from refinancing activity, partially offset by additional interest related to mortgages secured by recently acquired properties;

•
an increase in interest related to the credit facility arrangements due to a higher average balance outstanding under the credit facility arrangements during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014; and

•
an increase in interest expense related to the amortization and mark to market related to interest rate swaps, which was impacted by the swap terminations that increased amortization of amounts previously recorded in accumulated other comprehensive loss and also eliminated mark to market gains.

The weighted average debt outstanding for each of the nine months ended September 30, 2015 and 2014 amounted to $1.8 billion and $1.3 billion, respectively. At September 30, 2015 approximately 23.0% of our total debt had fixed interest rates.
Loss on Early Extinguishment of Debt. During the nine months ended ended September 30, 2015, we recognized a loss on early extinguishment of debt of $34.2 million, which includes $32.9 million of prepayment penalties and other fees incurred in connection with the repayments of the mortgage loans secured by the Westin St. Francis and the Fairmont Chicago hotels. Additionally, we wrote off unamortized deferred financing costs related to the mortgage loans secured by the Westin St. Francis hotel, the Fairmont Chicago hotel, and the Hyatt Regency La Jolla hotel, which was repaid upon the sale of the hotel.
Equity in Earnings of Unconsolidated Affiliates. There was no activity related to unconsolidated affiliates for the nine months ended September 30, 2015. The change in equity in earnings of unconsolidated affiliates is due to the acquisitions of the remaining equity interests in the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture in 2014. Subsequent to each acquisition, the operating results of the Fairmont Scottsdale Princess Venture and the Hotel del Coronado Venture were consolidated and no longer accounted for using the equity method of accounting.
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
Other Income, Net. Other income, net, includes asset management fee income, non-income related state, local and franchise taxes, as well as miscellaneous income and expenses. The $42.0 million increase in other income, net, is primarily due to the $40.6 million gain recorded on the sale of the Hyatt Regency La Jolla hotel during the nine months ended September 30, 2015 as well as the recognition of a $2.7 million gain previously deferred related to the Marriott Hamburg hotel, which was recognized in full when our leasehold interests in the hotel were transferred to an unaffiliated third party effective September 1, 2015.
Income Tax Expense. The $5.9 million, or 959.7%, increase in income tax expense is due to higher current income tax expense resulting from improved profitability and operations of the hotels as well as higher deferred income tax expense related to the Hotel del Coronado, which was consolidated in June 2014.
Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax, decreased by $159.1 million due to gains recognized on the sale of the Marriott London Grosvenor Square hotel and the Four Seasons Punta Mita Resort during the nine months ended September 30, 2014. Effective January 1, 2015, we adopted new accounting guidance that amends the requirements for reporting discontinued operations. Based on the new guidance, the disposal of the Hyatt Regency La Jolla hotel on May 21, 2015 and the reclassification of the Marriott Lincolnshire Resort to held for sale do not represent strategic shifts that have a major effect on our results of operations; therefore, the results of operations for the Hyatt Regency La Jolla hotel and the Marriott Lincolnshire Resort are classified as continuing operations.
Net Income Attributable to the Noncontrolling Interests in SHR's Operating Partnership. We record net income or loss attributable to the noncontrolling interests in SHR's operating partnership based on the percentage of SH Funding we do not own. The $1.0 million decrease in net income attributable to the noncontrolling interests in SHR's partnership is due to lower net income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we recorded significant gains related to the consolidation of affiliates and the disposition of two hotels. During the nine months ended September 30, 2015, we recorded fewer gains because we only had one hotel disposition. Additionally, we recorded an impairment loss of $12.7 million and loss on early extinguishment of debt of $34.2 million during the nine months ended September 30, 2015.
Net (Income) Loss Attributable to the Noncontrolling Interests in Consolidated Affiliates. We record net loss or income attributable to noncontrolling interests in consolidated affiliates for the non-ownership interests in hotels that are partially owned by us. The change in net (income) loss attributable to noncontrolling interests is primarily due to the gain recorded on the sale of the Hyatt Regency La Jolla hotel for the nine months ended September 30, 2015, of which 46.5% was attributable to our joint venture partner.
Liquidity and Capital Resources
The Merger Agreement related to the Mergers discussed in “Item 1. Financial Statements -1. General - Agreement and Plan of Merger” and elsewhere within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, contain provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. In particular, we are subject to various restrictions on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition and disposition transactions, among other restrictions. Until the Mergers close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded with net cash provided by operating activities and certain other capital activities allowed under the Merger Agreement.
Our short-term liquidity requirements consist primarily of funds necessary to pay for operating expenses and other expenditures, including:

•	interest expense and scheduled principal payments on outstanding indebtedness; and

•	recurring maintenance and capital expenditures necessary to maintain our properties properly.
Capital expenditures for the nine months ended September 30, 2015 and 2014 amounted to $68.1 million and $55.2 million, respectively. Included in the September 30, 2015 and 2014 capital expenditure amounts were $0.6 million and $0.6 million of capitalized interest, respectively. For the remainder of the year ending December 31, 2015, we expect to spend approximately $20.0 million on hotel property and equipment replacement projects in accordance with hotel management agreements and approximately $14.0 million on owner-funded projects, subject to adjustments based on continued evaluation and restrictions under the Merger Agreement. Major expected capital expenditures include guestroom renovations at the Loews Santa Monica Beach Hotel and the Four Seasons Washington, D.C. hotel, as well as a 100-room expansion at the Fairmont Scottsdale Princess hotel.
Historically, we have satisfied our short-term liquidity requirements through our existing working capital, cash provided by operations, and our credit facility arrangements. As of September 30, 2015, we had approximately $10.8 million of available corporate level cash, not including restricted cash and cash currently held by the hotels. Additionally, we anticipate our $750.0 million senior unsecured credit facility, which includes a $250.0 million accordion feature, will continue to provide sufficient borrowing capacity to meet our short-term liquidity requirements during the next twelve months (see – “Unsecured Credit Facility” below) as long as we are in compliance with financial covenants, although our ability to borrow under the unsecured credit facility is subject to the restrictions under the Merger Agreement. Our compliance with financial covenants in future periods will depend substantially on the financial results of our hotels, and in particular, the operating results and gross asset values of the pool of unencumbered assets that support the unsecured credit facility, which currently include the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort (which we entered into an agreement to sell), the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel. As of September 30, 2015, we were in compliance with our financial and other restrictive covenants contained in the unsecured credit facility agreement. As of November 4, 2015, the outstanding borrowings and letters of credit under the unsecured credit facility in the aggregate were $300.0 million, and the available borrowing capacity under the unsecured credit facility was $450.0 million.
We believe that the following measures we have taken should be sufficient to satisfy our liquidity needs for the next 12 months.
On May 27, 2015, we entered into a new $750.0 million senior unsecured credit facility. The unsecured credit facility is comprised of a $450.0 unsecured revolving credit facility and a $300.0 unsecured term loan. The unsecured credit facility contains an accordion feature, which provides the option to increase the borrowing capacity up to $1.0 billion, subject to the satisfaction of customary conditions set forth in the agreement and the restrictions under the Merger Agreement. On May 27, 2015, we also closed a $115.0 million term loan secured by the Ritz-Carlton Half Moon Bay hotel. Simultaneously, we used the proceeds from these transaction to repay the previously outstanding $209.6 million loan secured by the Westin St. Francis hotel and the $93.1 million loan secured by the Fairmont Chicago hotel that were cross-collateralized and set to mature in June 2017. These transactions allowed us to reduce interest expense, lower our overall weighted average cost of debt and increase the weighted average maturity of our debt. We currently have nine unencumbered assets that will allow for increased financing flexibility in future periods.
On May 21, 2015, we, along with our joint venture partner, sold our interest in the Hyatt Regency La Jolla hotel for $118.3 million. The $89.2 million mortgage loan secured by the Hyatt Regency La Jolla hotel was repaid upon the close of the transaction.
In February 2015, we entered into a stock distribution agreement whereby we may sell, from time to time, through certain agents, shares of SHR's common stock, having an aggregate offering price of up to $250.0 million by means of ordinary brokers' transactions at market prices or as otherwise agreed to between us and the agents. However, any transactions under the stock distribution agreement are limited by restrictions under the Merger Agreement.
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
In November 2008, our board of directors elected to suspend the quarterly dividend to holders of shares of our common stock beginning in the fourth quarter of 2008. Under the terms of the Merger Agreement, we may not declare or pay any other dividends to holders of SHR common stock (unless such distribution is of a minimum amount necessary for SHR to maintain REIT status or to avoid the incurrence of certain taxes) without the prior written consent of BRE Holdings.
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

•
the unsecured credit facility requires that SH Funding own, at all times, a minimum of five unencumbered assets, exclusive of assets located in Mexico, and is initially supported by a pool of unencumbered assets that currently consists of the Fairmont Chicago hotel, the Fairmont Scottsdale Princess hotel, the Four Seasons Hotel Austin, the Four Seasons Jackson Hole hotel, the Four Seasons Resort Scottsdale at Troon North, the Four Seasons Silicon Valley hotel, the Marriott Lincolnshire Resort (which we entered into an agreement to sell), the Ritz-Carlton Laguna Niguel hotel, and the Westin St. Francis hotel;

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

•	certain restrictions on SHR and SH Funding’s ability to pay dividends.
Other terms and conditions exist including a limitation on mortgaging the unencumbered assets and limitations on the Company's ability to incur costs for discretionary capital programs and to redeem, retire or repurchase common stock.
Mortgages payable, net of discount. The following table summarizes our outstanding debt and scheduled maturities related to mortgages payable, net of discount, as of September 30, 2015 (in thousands):

	Balance as of September 30, 2015	Remainder of 2015	2016	2017	2018	2019	Thereafter
Mortgages payable
Hotel del Coronado, LIBOR plus 3.65%	$475,000	$—	$475,000	$—	$—	$—	$—
Four Seasons Washington, D.C., LIBOR plus 2.25%	120,000	—	—	120,000	—	—	—
Loews Santa Monica Beach Hotel, LIBOR plus 2.55%	120,000	—	—	120,000	—	—	—
JW Marriott Essex House Hotel, LIBOR plus 2.95%	225,000	—	—	—	225,000	—	—
Ritz-Carlton Half Moon Bay, LIBOR plus 2.40%	115,000	—	—	—	—	—	115,000
InterContinental Miami, 3.99%	115,000	—	—	—	—	—	115,000
Montage Laguna Beach, 3.90%	150,000	—	—	884	2,723	2,831	143,562
InterContinental Chicago, 5.61%	141,147	655	2,040	2,182	2,310	2,445	131,515
Total mortgages payable(1)	1,461,147	$655	$477,040	$243,066	$230,033	$5,276	$505,077
Unamortized discount	(941)
Total mortgages payable, net of discount	$1,460,206

(1)	All of these loan agreements require maintenance of financial covenants, all of which we were in compliance with at September 30, 2015.
Our long-term liquidity requirements consist primarily of funds necessary to pay for scheduled debt maturities, debt refinancings, renovations, expansions and other non-recurring capital expenditures that need to be made periodically to our properties and the costs associated with acquisitions of properties. In addition, we may use cash to buy back outstanding debt or common securities from time to time when market conditions are favorable through open market purchases, privately negotiated transactions, or a tender offer, although the terms of our unsecured credit facility and Merger Agreement may impose certain conditions or restrictions in connection therewith.
Historically, we have satisfied our long-term liquidity requirements through various sources of capital, including our existing working capital, cash provided by operations, sales of properties, long-term property mortgage indebtedness, credit facility arrangements, issuance of senior unsecured debt instruments and through the issuance of additional equity securities. Credit markets have improved and access to mortgage and corporate level debt is more readily available. However, the capital markets can be volatile and there are no guarantees our maturing debt will be readily refinanced. Our ability to raise funds through the issuance of equity securities is dependent upon, among other things, general market conditions for both REITs in general and us specifically, including market perceptions regarding the Company. Additionally, we are subject to various restrictions on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition and disposition transactions under the Merger Agreement.

Equity Securities
As of September 30, 2015, we had 2,781,074 RSUs and performance-based RSUs outstanding, of which 1,001,550 were vested. The following table presents the changes in our issued and outstanding shares of common stock and SH Funding operating partnership units (OP Units) from December 31, 2014 to September 30, 2015 (excluding RSUs):

	Shares of Common Stock	OP Units Represented by Noncontrolling Interests	Total
Outstanding at December 31, 2014	267,435,799	793,618	268,229,417
RSUs and performance-based RSUs redeemed for shares of our common stock	711,369	—	711,369
Common stock issued	13,942,988	—	13,942,988
Outstanding at September 30, 2015	282,090,156	793,618	282,883,774
Cash Flows
Operating Activities. Net cash provided by operating activities was $171.4 million for the nine months ended September 30, 2015 compared to net cash provided by operating activities of $109.4 million for the nine months ended September 30, 2014. Cash flows from operations increased from 2014 to 2015 primarily due to increased operating income at many of our Same Store Assets, operating income generated by newly acquired hotels, a reduction in income taxes paid, which was significantly higher in the prior year due to income taxes paid attributable to the sale of the Four Seasons Punta Mita Resort and adjacent La Solana land parcel, and a reduction in cash interest paid.
Investing Activities. Net cash used in investing activities was $246.7 million for the nine months ended September 30, 2015 and net cash provided by investing activities was $58.8 million for the nine months ended September 30, 2014. The significant investing activities during these periods are summarized below:

•
We acquired the Four Seasons Hotel Austin for a cash payment of $196.3 million and partially funded the acquisition of the Montage Laguna Beach resort with a cash payment of $110.3 million during the nine months ended September 30, 2015. We acquired the 50% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture not previously owned by us for aggregate cash payments of $300.6 million during the nine months ended September 30, 2014.

•
We sold the Hyatt Regency La Jolla hotel for sales proceeds of $118.3 million during the nine months ended September 30, 2015. The proceeds received from the sale of the Hyatt Regency La Jolla hotel includes amounts used to repay the related mortgage loan balance. We sold the Four Seasons Punta Mita Resort and the adjacent La Solana land parcel for sales proceeds of $206.9 million during the nine months ended September 30, 2014, and we sold the Marriott London Grosvenor Square hotel for sales proceeds of $209.4 million, of which $209.2 million was received during the nine months ended September 30, 2014. The proceeds received from the sale of the Marriott London Grosvenor Square hotel includes amounts used to repay the related outstanding mortgage loan balance.

•	We received cash from unconsolidated affiliates of $1.8 million and $2.2 million during the nine months ended September 30, 2015 and 2014, respectively.

•
We sold unrestricted cash of $2.2 million through the disposition of the Hyatt Regency La Jolla hotel during the nine months ended September 30, 2015. We sold unrestricted cash of $15.6 million through dispositions of the Four Seasons Punta Mita Resort and the Marriott London Grosvenor Square hotel during the nine months ended September 30, 2014.

•
We acquired unrestricted cash of $9.0 million through our acquisitions of the Four Seasons Hotel Austin and the Montage Laguna Beach resort during the nine months ended September 30, 2015 and acquired unrestricted cash of $22.2 million through our acquisitions of the 50% equity interests in the Fairmont Scottsdale Princess Venture and the 63.6% equity interests in the Hotel del Coronado Venture during the nine months ended September 30, 2014.

•	We disbursed $68.1 million and $55.2 million during the nine months ended September 30, 2015 and 2014, respectively, for capital expenditures primarily related to room renovations.

•	Restricted cash and cash equivalents decreased by $1.1 million during the nine months ended September 30, 2015 and increased by $5.4 million during the nine months ended September 30, 2014.

Financing Activities. Net cash used in financing activities was $237.2 million for the nine months ended September 30, 2015 and net cash used in financing activities was $16.4 million for the nine months ended September 30, 2014. The significant financing activities during these periods are summarized below:

•	We received proceeds from an underwritten public offering of common stock, net of offering costs, of approximately $416.6 million during the nine months ended September 30, 2014.

•
We paid $90.4 million to redeem all of the issued and outstanding shares of our Series B Preferred Stock during the nine months ended September 30, 2015, and we paid $199.5 million to redeem all of the issued and outstanding shares of our Series A Preferred Stock and our Series C Preferred Stock during the nine months ended September 30, 2014.

•	We distributed $0.1 million and $11.9 million to our preferred shareholders during the nine months ended September 30, 2015 and 2014, respectively.

•
We had net borrowings of $302.0 million under our credit facility arrangements during the nine months ended September 30, 2015. We made net payments of $110.0 million on our credit facility arrangements during the nine months ended September 30, 2014.

•	We made net payments of $395.3 million and $88.6 million on mortgages during the nine months ended September 30, 2015 and 2014, respectively.

•	We paid distributions of $43.7 million to holders of noncontrolling interests in consolidated affiliates during the nine months ended September 30, 2015.

•	We paid $6.5 million and $5.4 million in financing costs that were deferred during the nine months ended September 30, 2015 and 2014, respectively.

•	We paid $22.3 million to terminate interest rate swaps during the nine months ended September 30, 2014.

•	We received contributions of $5.7 million from holders of noncontrolling interests in consolidated affiliates related to the Essex House Hotel Venture during the nine months ended September 30, 2014.
Dividend Policy
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our shareholders so as to comply with REIT provisions of the Tax Code. If necessary for REIT qualification purposes, we may need to distribute any taxable income in cash or by a special dividend. Under the terms of the Merger Agreement, we may not declare or pay any other dividends to holders of SHR common stock (unless such distribution is of a minimum amount necessary for SHR to maintain REIT status or to avoid the incurrence of certain taxes) without the prior written consent of BRE Holdings.
Contractual Obligations
The following table summarizes our future payment obligations and commitments as of September 30, 2015 (in thousands):

	Payments Due by Period
	Total	Less than 1 year (1)	1 to 3 years	4 to 5 years	More than 5 years
Long-term debt obligations (2)	$1,763,147	$655	$720,106	$235,309	$807,077
Interest on long-term debt obligations (3)	194,617	14,615	81,213	52,644	46,145
Operating lease obligations—ground leases and office space	130,650	837	6,563	5,500	117,750
Purchase commitments (4)	35,651	14,411	21,240	—	—
Total	$2,124,065	$30,518	$829,122	$293,453	$970,972

(1)	These amounts represent obligations that are due within fiscal year 2015.

(2)	Long-term debt obligations include our credit facility arrangements and mortgages and exclude the unamortized discount. Maturity dates do not include extension options.

(3)	Interest on variable-rate debt obligations is calculated based on the variable rates at September 30, 2015.

(4)	Amounts include executed construction contracts.
Reserve Funds for Capital Expenditures
We maintain each of our hotels in excellent condition and in conformity with applicable laws and regulations and in accordance with the agreed upon requirements in our management agreements with our hotel operators.
We are obligated to maintain reserve funds for capital expenditures at the majority of our hotels (including the periodic replacement or refurbishment of furniture, fixtures and equipment) as determined pursuant to the management agreements with our hotel operators. As of September 30, 2015, $48.4 million was in restricted cash reserves for future capital expenditures. Generally, our agreements with hotel operators require us to reserve funds at amounts ranging between 4.0% and 5.0% of the individual hotel’s annual revenues and require the funds to be set aside in restricted cash. Expenditures are capitalized as incurred and depreciation begins when the related asset is placed in service. Any unexpended amounts will remain our property upon termination of the management and operating contracts.
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
Our equity in earnings of the Fairmont Scottsdale Princess Venture was $4.8 million for the nine months ended September 30, 2014.
Hotel del Coronado Venture
We had a 36.4% ownership interest in BSK Del Partners, L.P. (the Hotel del Coronado Venture), which owns the Hotel del Coronado, and accounted for our investment under the equity method of accounting. On June 11, 2014, we acquired the remaining 63.6% interest in the Hotel del Coronado Venture that was previously owned by our joint venture partner.
Our equity in earnings of the Hotel del Coronado Venture was $0.6 million for the nine months ended September 30, 2014.
Four Seasons RCPM
We own a 31.0% interest in and act as asset manager for a venture with two unaffiliated parties that developed the Four Seasons Residence Club Punta Mita, a luxury vacation home product sold in fractional and whole ownership interests on the property adjacent to the Four Seasons Punta Mita Resort in Mexico. We account for this investment under the equity method of accounting. At September 30, 2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $1.6 million and $3.4 million, respectively. Our equity in losses of the unconsolidated affiliate was $0.2 million for the nine months ended September 30, 2014.
Lot H5 Venture

On June 14, 2013, we entered into an amended and restated venture agreement with an unaffiliated third party, forming the Lot H5 Venture. The Lot H5 Venture owns the Lot H5 land parcel, an undeveloped, oceanfront land parcel in Punta Mita, Nayarit, Mexico. We have a preferred position in the Lot H5 Venture that entitles us to receive the first $12.0 million of distributions generated from the Lot H5 Venture, with any excess distributions split equally between the partners. We jointly control the Lot H5 Venture with our partner and account for our interest in the Lot H5 Venture as an equity method investment. At September 30, 2015 and December 31, 2014, our investment in the unconsolidated affiliate amounted to $19.4 million. Our equity in earnings of the unconsolidated affiliate was $0.02 million for the nine months ended September 30, 2014.
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

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to SHR common shareholders	$23,261	$20,988	$45,770	$318,986
Depreciation and amortization—continuing operations	39,633	32,932	117,628	83,195
Depreciation and amortization—discontinued operations	—	—	—	1,275
Interest expense—continuing operations	18,575	21,844	62,069	59,705
Interest expense—discontinued operations	—	—	—	1,326
Income taxes—continuing operations	3,857	370	6,528	616
Income taxes—discontinued operations	—	—	—	833
Income taxes—sale of assets	—	—	—	20,451
Net income attributable to noncontrolling interests in SHR's operating partnership (1)	65	67	169	1,197
Adjustments attributable to noncontrolling interests in consolidated affiliates (2)	(732)	(4,070)	(7,778)	(11,684)
Adjustments attributable to unconsolidated affiliates (3)	—	(11)	—	8,432
Preferred shareholder dividends	—	1,802	—	18,795
EBITDA	84,659	73,922	224,386	503,127
Realized portion of deferred gain on sale leaseback	(29)	(52)	(116)	(159)
(Gain) loss on sale of assets—continuing operations	(2,661)	38	(43,274)	(729)
Gain on sale of assets—discontinued operations	—	(63)	—	(176,943)
Loss (gain) on consolidation of affiliates	—	15	—	(143,451)
Impairment losses	2,325	—	12,726	—
Loss on early extinguishment of debt—continuing operations	—	609	34,211	609
Loss on early extinguishment of debt—discontinued operations	—	—	—	272
Foreign currency exchange (gain) loss—continuing operations	(4)	69	72	75
Foreign currency exchange gain—discontinued operations	—	—	—	(32)
Hotel acquisition costs	343	—	1,409	—
Costs related to the Mergers	4,018	—	4,018	—
Non-cash interest rate derivative activity	6	127	152	127
Amortization of below market hotel management agreement	513	513	1,539	621
Activist shareholder costs	—	—	—	1,637
Adjustments attributable to noncontrolling interests in consolidated affiliates (4)	(8)	(5)	16,551	104
Comparable EBITDA	$89,162	$75,173	$251,674	$185,258

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

The following table provides a reconciliation of net income attributable to SHR common shareholders to Comparable FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to SHR common shareholders	$23,261	$20,988	$45,770	$318,986
Depreciation and amortization—continuing operations	39,633	32,932	117,628	83,195
Depreciation and amortization—discontinued operations	—	—	—	1,275
Corporate depreciation	(126)	(124)	(381)	(370)
(Gain) loss on sale of assets—continuing operations	(2,661)	38	(43,274)	(729)
Gain on sale of assets, net of tax—discontinued operations	—	(63)	—	(156,492)
Loss (gain) on consolidation of affiliates	—	15	—	(143,451)
Impairment losses	2,325	—	12,726	—
Realized portion of deferred gain on sale leaseback	(29)	(52)	(116)	(159)
Adjustments attributable to noncontrolling interests in SHR's operating partnership (1)	(113)	(105)	(339)	(298)
Adjustments attributable to noncontrolling interests in consolidated affiliates (2)	(436)	(2,166)	12,122	(5,972)
Adjustments attributable to unconsolidated affiliates (3)	—	—	—	5,077
FFO attributable to SHR common shareholders	61,854	51,463	144,136	101,062
Adjustments attributable to noncontrolling interests in SHR's operating partnership - other (4)	178	172	508	1,495
FFO – Fully Diluted	62,032	51,635	144,644	102,557
Non-cash interest rate derivative activity	2,465	3,241	8,183	3,131
Loss on early extinguishment of debt—continuing operations	—	609	34,211	609
Loss on early extinguishment of debt—discontinued operations	—	—	—	272
Foreign currency exchange (gain) loss—continuing operations	(4)	69	72	75
Foreign currency exchange gain—discontinued operations	—	—	—	(32)
Amortization of debt discount	40	623	730	1,246
Amortization of below market hotel management agreement	513	513	1,539	621
Hotel acquisition costs	343	—	1,409	—
Costs related to the Mergers	4,018	—	4,018	—
Activist shareholder costs	—	—	—	1,637
Excess of redemption price over carrying amount of redeemed preferred stock	—	—	—	6,912
Adjustments attributable to noncontrolling interests in consolidated affiliates (5)	—	—	(90)	—
Comparable FFO	$69,407	$56,690	$194,716	$117,028

(1)	This adjustment represents the portion of depreciation and amortization attributable to the redeemable noncontrolling interests in our operating partnership.

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
See “Item 1. Financial Statements – 11. Derivatives” for information on our interest rate cap agreements outstanding as of September 30, 2015.
As of September 30, 2015, our total outstanding mortgages and indebtedness under the unsecured credit facility totaled approximately $1.8 billion, of which approximately 23.0% was fixed-rate debt. If market rates of interest on our variable rate debt increase by 20%, the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $0.5 million annually.
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
Currency Exchange Risk
Effective September 1, 2015, we transferred our leasehold interest in the Marriott Hamburg hotel to an unaffiliated third party. As of the transfer date, we were released from all of its obligations under the lease arrangements. As a result, currency exchange risk no longer arises as a normal part of our business.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon this evaluation, as of September 30, 2015, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine litigation arising in the ordinary course of business or which is expected to be covered by insurance.

Between September 10, 2015 and November 4, 2015, eight putative class action lawsuits (Solak v. Raymond L. Gellein, Jr., et al., Case No. 24-C-15-004678; Snell v. Strategic Hotels & Resorts, Inc. et al., Case No. 24-C-15-004668 (the "Snell Action"); Taylor v. Strategic Hotels & Resorts, Inc. et al., Case No. 24-C-15-004771 (the “Taylor Action No. 4771”); Parshall v. Strategic Hotels & Resorts, Inc. et al., Case No. 24-C-15-004772 (the “Parshall Action”); Burr v. Strategic Hotels & Resorts, Inc., et al., Case No. 24-C-15-004792; Mussman v. Strategic Hotels & Resorts, Inc., et al., Case No. 24-C-004840 (the “Mussman Action”); Taylor v. The Blackstone Group L.P., et al.,Case No. 24-C-15-005056 (the “Taylor Action No. 5056”); and Dahr v. Strategic Hotels & Resorts, Inc., et al., Case No. 24-C-15-005057 (all such actions, collectively, the “Lawsuits”)) purportedly on behalf of holders of SHR common stock were filed in the Circuit Court for Baltimore City, Maryland against members of our board of directors as well as BRE Holdings, Merger Sub, and Merger Opco in connection with the merger. Certain of the Lawsuits also name SH Funding, BRE Partnership VIII, Blackstone and/or SHR as defendants (BRE Holdings, Merger Sub, Merger Opco, BRE Partnership VIII and Blackstone are collectively referred to as the “Blackstone Defendants”). The Taylor Action No. 5056 also purports to bring a derivative claim on behalf of SHR. The Lawsuits generally allege that members of our board of directors breached their fiduciary duties to holders of SHR common stock by, among other things: (i) failing to undertake an adequate sales process; (ii) failing to maximize stockholder value and agreeing to a sales price that undervalues SHR; (iii) implementing preclusive or coercive deal protection devices; (iv) engaging in self-dealing and failing to act in the best interests of holders of SHR common stock; and (v) failing to act with good faith, due care and loyalty. The Lawsuits also allege that SHR, SH Funding, and/or certain of the Blackstone Defendants aided and abetted the members of the board of directors in allegedly breaching their fiduciary duties. The Taylor Action No. 4771, the Parshall Action and the Mussman Action also include a claim against all of the defendants for declaratory relief pursuant to Courts and Judicial Proceedings Article of the Annotated Code of Maryland § 3-401, et seq. The Lawsuits seek, among other things, declaration of the action as a proper class action, equitable relief that would enjoin the consummation of the merger, rescinding, to the extent already implemented, the merger agreement and the terms thereof and fees and costs associated with the litigation. On October 26, 2015, defendants filed an Unopposed Motion to Consolidate Actions and Designate the Consolidated Action to the Business and Technology Case Management Program and to Stay Defendants’ Obligation to Answer or Otherwise Plead.  Also on October 26, 2015, plaintiffs in the Snell, Burr, and Mussman Actions filed a Motion for Consolidation and Appointment of Interim Co-Lead Counsel and Interim Liaison Counsel.  Plaintiff in the Snell Action also filed a Motion for Expedited Discovery as well as a First Amended Class Action Complaint (“Amended Complaint”).  The Amended Complaint includes the same claims set forth in the initial Snell Action complaint and includes additional allegations for breach of fiduciary duty with respect to the definitive proxy statement that SHR filed with the Securities and Exchange Commission on October 20, 2015.  On October 28, 2015, the court issued an order which, inter alia, consolidated the eight pending actions under the caption In re Strategic Hotels & Resorts, Incorporated Shareholder Litigation, Case No. 24-C-15-004668.
ITEM 1A. RISK FACTORS.
Other than as set forth below, there were no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.
The risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014 are updated by adding the risk factors below which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on September 4, 2015, as further described above:

Risks Related to the Mergers
There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.
The Mergers are currently expected to close during December 2015, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or BRE Holdings, may terminate the Merger Agreement if the Mergers have not occurred by March 2, 2016. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Company Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or BRE Holdings, may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the Mergers will be completed.
Failure to complete the Mergers in a timely manner or at all could negatively affect our stock price and future business and financial results.
Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will not achieve the expected benefits thereof and will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our stock price.
The pendency of the Mergers could adversely affect our business and operations.
In connection with the pending Mergers, some of our current or prospective hotel management companies or lenders may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede our growth which could negatively impact our revenue, earnings and cash flows. Additionally, the pendency of the Mergers may make it more difficult for us to effectively retain and incentivize key personnel.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
The Company, SH Funding, the Blackstone Defendants and the members of our board of directors have been named as defendants in a consolidated class action lawsuit challenging the Mergers and seeking, among other things, to enjoin the consummation of the Mergers. Our stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the consummation of the Mergers in the expected timeframe, or may prevent the Mergers from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.
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

STRATEGIC HOTELS & RESORTS, INC.
November 5, 2015	By:	/s/ Raymond L. Gellein, Jr.
Raymond L. Gellein, Jr. President, Chief Executive Officer and Chairman of the Board (principal executive officer)

November 5, 2015	By:	/s/ Diane M. Morefield
Diane M. Morefield Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

Exhibit Index

	Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger, dated as of September 4, 2015, by and among BRE Diamond Hotel Holdings LLC, BRE Diamond Hotel LLC, BRE Diamond Hotel Acquisition LLC, Strategic Hotels & Resorts, Inc. and Strategic Hotel Funding, L.L.C. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 8, 2015 and incorporated herein by reference).

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

3.2
Amended and Restated ByLaws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 8, 2015 and incorporated herein by reference).

10.1
Strategic Hotels & Resorts, Inc. Supplemental Severance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on September 8, 2015 and incorporated herein by reference).

10.2
Amendment No. 2 to Employment Agreement, dated as of October 2, 2015, by and between Raymond L. Gellein, Jr. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32223), filed with the SEC on October 2, 2015 and incorporated herein by reference).

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

***
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014; (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to the Condensed Consolidated Financial Statements that have been detail tagged.